Form 10-K
period 2015-12-31
SANDY SPRING BANCORP INC
filed 2016-03-04
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer  [  ]   Accelerated filer   [X]    Non-accelerated filer  [  ]    Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ]  Yes  [X]  No

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter was approximately $653 million, based on the closing sales price of $27.26  per share of the registrant's Common Stock on that date.

The number of outstanding shares of common stock outstanding as of March 1, 2016.

Common stock, $1.00 par value – 23,818,385 shares

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 6, 2016 (the "Proxy Statement").

* The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC.
Table of Contents
Forward-Looking Statements.......................................................................................................................................................................................	3
PART I.
Item 1. Business...	4
Item 1A. Risk Factors....................................................................................................................................................................................................	16
Item 1B. Unresolved Staff Comments.......................................................................................................................................................................	23
Item 2. Properties...	23
Item 3. Legal Proceedings.............................................................................................................................................................................................	24
Item 4. Mine Safety Disclosures..................................................................................................................................................................................	24

PART II.
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.............	24
Item 6. Selected Financial Data...................................................................................................................................................................................	28
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.............................................................	29
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................................................................................	57
Item 8. Financial Statements and Supplementary Data.........................................................................................................................................	58
Reports of Independent Registered Public Accounting Firm....................................................................................................................	59
Consolidated Financial Statements..............................................................................................................................................................	61
Notes to the Consolidated Financial Statements........................................................................................................................................	66
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............................................................	117
Item 9A. Controls and Procedures...............................................................................................................................................................................	117
Item 9B. Other Information.........................................................................................................................................................................................	118

PART III.
Item 10. Directors, Executive Officers and Corporate Governance......................................................................................................................	118
Item 11. Executive Compensation..............................................................................................................................................................................	118
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......................................	118
Item 13. Certain Relationships and Related Transactions and Director Independence...................................................................................	118
Item 14. Principal Accounting Fees and Services.....................................................................................................................................................	118

PART IV.
Item 15. Exhibits, Financial Statement Schedules...................................................................................................................................................	118
Signatures……………………………………………………………………………………………………………………..........................	123

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

PART I

Item 1.  BUSINESS

General

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. Sandy Spring Bank traces its origin to 1868, making it among the oldest banking institutions in the region. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 45 community offices located in Central Maryland, Northern Virginia, and Washington D. C. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

With $4.7 billion in assets, the Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank offers a comprehensive menu of insurance and investment management services.

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

Market and Economic Overview

Sandy Spring Bank is headquartered in Montgomery County, Maryland and conducts business primarily in Central Maryland, Northern Virginia and Washington D.C.  The Bank’s business footprint serves Greater Washington, which includes the District of Columbia proper, Northern Virginia and suburban Maryland, one of the country’s most economically successful regions. The region’s economic strength is due not only to the region’s significant federal presence, but also to strong growth in the business and professional services sector. The existence of the United States Cyber Command in Ft. Meade, Maryland together with a strategic location between two of the country’s leading ports - the Port of Baltimore and the Port of Virginia – has provided opportunities for growth in a variety of areas, including logistics and transportation.

The unemployment rate in the region has remained consistently below the national average for the last several years. Much of this success is due to the region’s highly trained and educated workforce. According to the U.S. Census Bureau, the region is home to six of the top ten most highly educated counties in the nation and six of the top ten most affluent counties, as measured by household income. The Company’s geographical location provides access to key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor.

While the local economy continues to slowly improve, management believes the regional economy will continue to experience further recovery and expansion, which will present growth opportunities for the Company.

Loan and Lease Products

The Company currently offers a complete menu of loan products primarily in our identified market footprint that are discussed in detail below and on the following pages.  These following sections should be read in conjunction with the section “Credit Risk” on page 47 of this report.

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

The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwelling. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable.  Loans to individuals for the construction of primary personal residences are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of twelve to eighteen months. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market.

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

Included in commercial loans are credits directly originated by the Company and, to a lesser extent, syndicated transactions or loan participations that are originated by other lenders. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender.  Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2015, the Company had $16.8 million in SNC purchases outstanding and $24.8 million in SNC sold outstanding. During 2015, the Company’s primary regulator completed its annual SNC examination. As a result of this review no action was required on the Company’s SNC participations.

The Company sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. The Company also purchases whole loans and loan participations as part of its asset/liability management strategy. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2015, other financial institutions had $53.9 million in outstanding commercial and commercial real estate loan participations sold by the Company. In addition, the Company had $18.0 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC participations.

The Company's commercial real estate loans consist of both loans secured by owner occupied properties and non-owner occupied properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. The commercial real estate category contains mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Commercial real estate loans secured by owner-occupied properties are based upon the borrower’s financial health and the ability of the borrower and the business to repay. The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective. Interest rate risks are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than three years.  While loan amortizations may be approved for up to 300 months, each loan generally has a call provision (maturity date) of five to seven years or less.

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

Consumer installment loans are generally offered for terms of up to six years at fixed interest rates.  Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Company also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. The majority of unsecured loans usually do not exceed $50 thousand and have a term of no longer than 36 months.

Deposit Activities

Subject to the Company’s Asset/Liability Committee (the “ALCO”) policies and current business plan, the Treasury function works closely with the Company’s retail deposit operations to accomplish the objectives of maintaining deposit market share within the Company’s primary markets and managing funding costs to preserve the net interest margin.

One of the Company’s primary objectives as a community bank is to develop long-term, multi-product customer relationships from its comprehensive menu of financial products. To that end, the lead product to develop such relationships is typically a deposit product. The Company intends to rely on deposit growth to fund long-term loan growth.

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

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The overall average duration of 3.3 years of the investment portfolio together with the types of investments (99% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve, and to a lesser extent, bank lines of credit.

Borrowing Activities

Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased, FHLB borrowings and retail repurchase agreements. FHLB borrowings typically carry rates at varying spreads from the LIBOR rate or treasury yield curve for the equivalent term because they may be secured with investments or high quality loans. Federal funds purchased, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate.

The Company’s borrowing activities are achieved through the use of the previously mentioned lines of credit to address overnight and short-term funding needs, match-fund loan activity and, when opportunities are present, to lock in attractive rates due to market conditions.

Employees

The Company and its subsidiaries employed 737 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2015. None of the Company's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

Competition

The Bank's principal competitors for deposits are other financial institutions, including other banks, credit unions, and savings institutions located in the Bank’s primary market area of central Maryland, Northern Virginia and Washington D. C. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from mutual funds, U.S. Government securities, and private issuers of debt obligations and suppliers of other investment alternatives for depositors such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

The banking business in Central Maryland, Northern Virginia and Washington D. C. generally, and the Bank's primary service areas specifically, are highly competitive with respect to both loans and deposits. As noted above, the Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide-ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services, such as international banking, that are not offered directly by the Bank (but are available indirectly through correspondent institutions), and, by virtue of their larger total capitalization, such banks have substantially higher legal lending limits, which are based on bank capital, than does the Bank. The Bank can arrange loans in excess of its lending limit, or in excess of the level of risk it desires to take, by arranging participations with other banks.  The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies.

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

Regulatory Capital Requirements

In December 2010, the Basel Committee on Banking Supervision (BCBS), an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital standards, which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011.  On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. The requirements in the rule began to phase in on January 1, 2015 for the Company. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements: (1) a new common equity Tier 1 risk-based capital ratio of 4.5%; (2) a Tier 1 risk-based capital ratio of 6% (increased from the previous 4% requirement); (3) a total risk-based capital ratio of 8% (unchanged from the previous requirement); and (4) a leverage ratio of 4%.

Under the rule, Tier 1 capital has been redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that previously qualified in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

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

The previous capital rules required certain deductions from or adjustments to capital. The new rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuation allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses.

Additionally, the new rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The new rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI and the Company has elected this option. The new rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

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

Executive Officers

The following listing sets forth the name, age (as of February 28, 2016), principal position and recent business experience of each executive officer:

R. Louis Caceres, 53, Executive Vice President of the Bank. Mr. Caceres was made Executive Vice President of the Bank in 2002.  Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Ronald E. Kuykendall, 63, became Executive Vice President, General Counsel and Secretary of the Company and the Bank in 2002.  Prior to that, Mr. Kuykendall was General Counsel and Secretary of the Company and Senior Vice President of the Bank.

Philip J. Mantua, CPA, 57, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004.  Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Ronda McDowell, 51, became an Executive Vice President and Chief Credit Officer of the Bank in 2013. Prior to that, Ms. McDowell served as a Senior Vice President, Loan Administration and Retail Senior Credit Officer of the Bank.

Joseph J. O'Brien, Jr., 52, became Executive Vice President for Commercial and Retail Banking on January 1, 2011.  Mr. O’Brien joined the Bank in July 2007 as Executive Vice President for Commercial Banking. Additionally, on January 1, 2008, he became president of the Northern Virginia Market. Prior to joining the Bank, Mr. O'Brien was an Executive Vice President and senior lender for a local banking institution.

John D. Sadowski, 52, became Executive Vice President and Chief Information Officer of the Bank on February 1, 2011. Prior to that, Mr. Sadowski served as a Senior Vice President of the Bank.

Daniel J. Schrider, 51, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009.  Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

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

The Company’s business activities and earnings are affected by general business conditions in the United States and in the local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in the Company’s market area in particular.  Several years ago, the national economy experienced an extended recession, with rising unemployment levels, declines in real estate values and erosion in consumer confidence.  Dramatic declines in the U.S. housing market during the recession, with falling home prices and higher levels of foreclosures, negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions.  Although the housing sector has improved, real estate prices have rebounded and consumer confidence has shown improvment, the economy remains in a slow-growth mode in many respects.  A return to elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

The geographic concentration of our operations makes the Company susceptible to downturns in local economic conditions.

The Company’s commercial and commercial real estate lending operations are concentrated in central Maryland, Northern Virginia and Washington D. C. The Company’s success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could limit growth in loans and deposits, impair the Company’s ability to collect amounts due on loans, increase problem loans and charge-offs and otherwise negatively affect performance and financial condition. Declines in real estate values could cause some of the residential and commercial real estate loans to be inadequately collateralized, which would expose the Company to a greater risk of loss in the event that the recovery on amounts due on defaulted loans is resolved by selling the real estate collateral.

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

At December 31, 2015, non-performing assets, which are comprised of non-accrual loans, 90 days past due loans and other real estate owned, totaled $37.2 million, or 0.80%, of total assets, compared to non-performing assets of $37.2 million, or 0.85% of total assets at December 31, 2014. Non-performing assets adversely affect net income in various ways. Interest income is not recorded on non-accrual loans or other real estate owned. The Company must record a reserve for probable losses on loans and leases, which is established through a current period charge to the provision for loan and lease losses, and from time to time must write-down the value of properties in the Company’s other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if the estimate for the recorded allowance for loan and lease losses proves to be incorrect and the allowance is inadequate, the allowance will have to be increased and, as a result, Company earnings would be adversely affected.  A further downturn in the Company’s market areas could increase credit risk associated with the loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans.  There can be no assurance that non-performing loans will not experience an increase in the future, or that the Company’s non-performing assets will not result in further losses in the future.

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

Changes in market interest rates are affected by many factors beyond the Company’s control, including inflation, unemployment, money supply, international events, and events in world financial markets. The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2015, the Company’s interest rate sensitivity simulation model projected that net interest income would decrease by 1.52% if interest rates immediately rose by 200 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that the Company will be able to successfully manage interest rate risk.

The Company’s investment securities portfolio is subject to credit risk, market risk, and liquidity risk.

The investment securities portfolio has risk factors beyond the Company’s control that may significantly influence its fair value. These risk factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required the Company to base its fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact the Company’s assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio. Investment securities that previously were determined to be other-than-temporarily impaired could require further write-downs due to continued erosion of the creditworthiness of the issuer. Write-downs of investment securities would negatively affect the Company’s earnings and regulatory capital ratios.

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

At December 31, 2015, goodwill totaled $84.2 million.  Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination.  Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There could be a requirement to evaluate the recoverability of goodwill prior to the normal annual assessment if there is a disruption in the Company’s business, unexpected significant declines in operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would adversely affect the results of operations. A goodwill impairment charge does not adversely affect regulatory capital ratios or tangible capital. Based on an analysis, it was determined that the fair value of the Company’s reporting units exceeded the carrying value of their assets and liabilities and, therefore, goodwill was not considered impaired at December 31, 2015.

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

The market price for the Company’s common stock has fluctuated, ranging between $23.75 and $29.43 per share during the 12 months ended December 31, 2015. The overall market and the price of the Company’s common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:

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

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change accounting regulations and reporting standards that govern the preparation of the Company’s financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be hard to predict and can materially impact how to record and report the Company’s financial condition and results of operations. In some cases, there could be a requirement to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements

New capital rules that became effective in 2015 generally require insured depository institutions and their holding companies to hold more capital.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to Sandy Spring Bank. Beginning in 2015, our minimum capital requirements are (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement remains at the 4% level previously required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2015, Sandy Spring Bank owned 13 of its 44 full-service community banking centers and leased the remaining banking centers. See Note 6–Premises and Equipment to the Notes to the Consolidated Financial Statements for additional information.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”.  At February 25, 2016 there were approximately 2,300 holders of record of the Company’s common stock.

Transfer Agent and Registrar

Computershare Shareholder Services, P.O. Box 30170, College Station, TX 77842-3170

Dividends

The dividend amount is established by the board of directors each quarter. In making its decision on dividends, the board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  Shareholders received quarterly cash common dividends totaling $22.4 million in 2015, $19.2 million in 2014, $16.1 million in 2013, $11.9 million in 2012 and $8.3 million in 2011. Dividends have increased from 2011 through 2015 due to the Company’s improved operating results.

Share Transactions with Employees

Shares issued under the employee stock purchase plan, which was authorized on July 1, 2011, totaled 25,136 in 2015 and 24,519 in 2014, while issuances pursuant to exercises of stock options and grants of restricted stock were 95,571 and 68,369 in the respective years.  Shares issued under the director stock purchase plan in 2015 were not significant.  No shares were issued under the director stock purchase plan in 2014.

Quarterly Stock Information

The following table provides stock price activity and dividend payment information for the periods indicated:

	2015			2014
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	$23.75	$25.84	$0.22	$22.16	$27.42	$0.18
2nd	$25.21	$28.27	0.22	$22.47	$25.26	0.18
3rd	$24.41	$28.18	0.22	$22.31	$25.14	0.20
4th	$25.37	$29.43	0.24	$22.49	$26.14	0.20
Total			$0.90			$0.76

Issuer Purchases of Equity Securities

The Company re-approved the stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. The Company repurchased 870,450 shares of common stock at an average price of $25.99 per share during the year ended December 31, 2015 and 38,032 shares of common stock at an average price of $23.94 per share during the year ended December 31, 2014.

Shares repurchased pursuant to the stock repurchase program during the fourth quarter of 2015 were as follows:

			Total number of Shares	Maximum Number that
			Purchased as part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
October 1, 2015 through
October 31, 2015	67,115	$26.31	67,115	1,050,723
November 1, 2015 through
November 30, 2015	-	N/A	-	1,050,723
December 1, 2015 through
December 31, 2015	74,403	26.72	74,403	976,320

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

		Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Sandy Spring Bancorp, Inc.	100.00	97.12	110.28	164.71	157.22	168.06
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
SASR Peer Group Index	100.00	79.52	98.02	129.16	134.26	151.27

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

Equity Compensation Plans

The following table presents the number of shares available for issuance under the Company’s equity compensation plans at December 31, 2015.

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)
Equity compensation plans	134,131	$19.70	1,500,000
approved by security holders
Equity compensation plans not	-	-	-
approved by security holders
Total	134,131	$19.70	1,500,000

Item 6. SELECTED FINANCIAL DATA
Consolidated Summary of Financial Results
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Results of Operations:
Tax-equivalent interest income	$164,790	$153,558	$154,639	$149,244	$145,072
Interest expense	20,113	18,818	19,433	22,651	26,524
Tax-equivalent net interest income	144,677	134,740	135,206	126,593	118,548
Tax-equivalent adjustment	6,478	5,192	5,292	5,374	5,602
Provision (credit) for loan and lease losses	5,371	(163)	(1,084)	3,649	1,428
Net interest income after provision (credit) for loan and lease losses	132,828	129,711	130,998	117,570	111,518
Non-interest income	49,901	46,871	47,511	46,956	43,500
Non-interest expenses	115,347	120,800	111,524	109,927	105,071
Income before taxes	67,382	55,782	66,985	54,599	49,947
Income tax expense	22,027	17,582	22,563	18,045	15,845
Net income	45,355	38,200	44,422	36,554	34,102

Per Share Data:
Net income - basic per share	$1.84	$1.53	$1.78	$1.49	$1.42
Net income - diluted per share	1.84	1.52	1.77	1.48	1.41
Dividends declared per common share	0.90	0.76	0.64	0.48	0.34
Book value per common share	21.58	20.83	19.98	19.41	18.52
Dividends declared to diluted net income per common share	48.91%	50.00%	36.16%	32.43%	24.11%

Period End Balances:
Assets	$4,655,380	$4,397,132	$4,106,100	$3,955,206	$3,711,370
Investment securities	841,650	933,619	1,016,609	1,075,032	1,164,699
Loans and leases	3,495,370	3,127,392	2,784,266	2,531,128	2,239,692
Deposits	3,263,730	3,066,509	2,877,225	2,913,034	2,656,520
Borrowings	829,145	764,432	703,842	526,987	584,021
Stockholders’ equity	524,427	521,751	499,363	483,512	446,109

Average Balances:
Assets	$4,486,453	$4,194,206	$4,007,411	$3,780,084	$3,581,566
Investment securities	883,143	977,730	1,063,247	1,062,377	1,129,981
Loans and leases	3,276,610	2,917,514	2,642,872	2,415,459	2,161,759
Deposits	3,184,359	2,986,213	2,889,875	2,777,098	2,614,220
Borrowings	735,474	662,111	595,842	510,704	518,784
Stockholders’ equity	519,671	514,207	487,836	465,719	422,681

Performance Ratios:
Return on average assets	1.01%	0.91%	1.11%	0.97%	0.95%
Return on average common equity	8.73	7.43	9.11	7.85	8.07
Yield on average interest-earning assets	3.91	3.93	4.15	4.24	4.37
Rate on average interest-bearing liabilities	0.70	0.69	0.74	0.89	1.06
Net interest spread	3.21	3.24	3.41	3.35	3.31
Net interest margin	3.44	3.45	3.63	3.60	3.57
Efficiency ratio – GAAP (1)	61.32	68.47	62.86	65.36	67.16
Efficiency ratio – Non-GAAP (1)	61.09	62.48	60.06	60.94	63.75

Capital Ratios:
Tier 1 leverage	10.60%	11.26%	11.32%	10.98%	10.84%
Common equity tier 1 capital to risk-weighted assets	12.17	n.a	n.a	n.a	n.a
Tier 1 capital to risk-weighted assets	13.13	13.95	14.42	14.15	14.57
Total regulatory capital to risk-weighted assets	14.25	15.06	15.65	15.40	15.83
Tangible common equity to tangible assets - Non-GAAP (2)	9.66	10.15	10.37	9.94	9.68
Average equity to average assets	11.58	12.26	12.17	12.32	11.80

Credit Quality Ratios:
Allowance for loan losses to loans and leases	1.17%	1.21%	1.39%	1.70%	2.21%
Non-performing loans to total loans	0.99	1.09	1.44	2.29	3.53
Non-performing assets to total assets	0.80	0.85	1.01	1.61	2.25
Net charge-offs to average loans and leases	0.07	0.03	0.12	0.42	0.66

(1)       See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”

(2)       See the discussion of tangible common equity in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Tangible Common Equity.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of               Operations

Overview

Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2015 totaled  $45.4  million ($1.84 per diluted share), compared to net income of $38.2 million ($1.52 per diluted share) for the prior year. These results reflect the following events:

•         Total loans at December 31, 2015 increased 12% compared to the balance at December 31, 2014 due primarily to a 15% increase in commercial loans. Overall the entire portfolio grew $368 million over the prior year.

•         Combined noninterest-bearing and interest-bearing transaction account balances increased 3% to $1.6 billion at December 31, 2015 as compared to $1.5 billion at December 31, 2014.

•         The provision for loan and lease losses was a charge of $5.4 million for 2015 compared to a credit of $0.2 million for 2014.  The increase in the provision in 2015 was due primarily to loan growth during the year.

•         The net interest margin decreased to 3.44% in 2015 compared to 3.45% in 2014.

•         Non-interest income increased 6% for 2015 compared to 2014 due to increases in wealth management income, income from mortgage banking activities and other non-interest income.

•         Non-interest expenses decreased 5% for 2015 compared to the prior year due primarily to the recapture of $4.5 million in litigation expenses resulting from the settlement of litigation related to an adverse jury verdict  and the accrual of $6.5 million in such expenses in 2014. This credit was somewhat offset by a charitable contribution of $1 million to the Sandy Spring Bank Foundation in the fourth quarter of 2015.  Excluding the accrued litigation expenses in 2014 and the subsequent recapture and the charitable contribution in 2015, non-interest expenses for the year ended December 31, 2015 increased 3% over the prior year.

In 2015, the Mid-Atlantic region in which the Company operates continued to show consistent economic improvement. While the national economy slowly improved throughout the year, international economic concerns together with volatile stock prices impeded both the regional and national economic outlook. Positive trends in housing, consumer spending and unemployment have been offset by concerns over a lack of wage growth and the strength of the dollar compared to other major currencies. These factors have caused uncertainty on the part of both large and small businesses and have thus suppressed economic activity. Slowing economic growth and stock market declines in China together with continuing unrest in the Middle East and its effect on the European Union countries have served as underlying volatility factors in financial markets. With state and municipal budget challenges across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic expansion. Despite this challenging business environment, the Company has experienced healthy loan growth while maintaining strong levels of liquidity, capital and credit quality.

The net interest margin decreased to 3.44% in 2015 compared to 3.45% for 2014. Average loans increased 13%, compared to the prior year, while average total deposits increased 7% compared to 2014.  Liquidity remained strong due to borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

At December 31, 2015, the Bank remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 4% to $18.17 from $17.48 at December 31, 2014.

The Company’s credit quality remained strong as non-performing assets totaled to $37.2 million at December 31, 2015 compared to $37.2 million at December 31, 2014 as an increase in non-performing residential mortgage loans was offset by a decline in non-performing commercial loans. Non-performing assets represented 0.80% of total assets at December 31, 2015 compared to 0.85% at December 31, 2014.  The ratio of net charge-offs to average loans and leases was 0.07% for 2015, compared to 0.03% for the prior year.

Total assets at December 31, 2015 increased 6% compared to December 31, 2014. Loan balances increased 12% compared to the prior year end due to increases of 8% in residential mortgage and construction loans, 15% in commercial loans and 6% in consumer loans. The growth in commercial loans was driven by double digit increases in all four major commercial loan categories while the growth in consumer loans was due to an increase of 6% in home equity lines of credit. The increase in mortgage loans was due primarily to growth in conventional fixed rate mortgage loans.  Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 7% compared to balances at December 31, 2014. The increase in customer funding sources was driven primarily by increases of 14% in certificates of deposit and 8% in money market accounts. The Company continued to manage its net interest margin, by utilizing less costly short-term FHLB borrowings during this extended period of historically low interest rates. This effect on the net interest margin was somewhat offset by increased rates offered on certificates of deposit and money market accounts to retain these deposit relationships in the expectation of higher interest rates.  During the same period, stockholders’ equity increased to $524 million due to net income in 2015 which effect was largely offset by dividends paid to stockholders and stock repurchases during 2015.

Net interest income increased 7% compared to the prior year due to the effects of 7% growth in average interest-earning assets and a 12% increase in average noninterest-bearing deposits.

Non-interest income increased 6% in 2015 compared to 2014. The primary drivers of non-interest income in 2015 compared to 2014 were increases in wealth management income due to increased assets under management, income from mortgage banking activities due to higher loan origination volumes and other non-interest income due to higher gains on sales of SBA loans and an increase in loan prepayment fees.

Non-interest expenses decreased 5% in 2015 compared to the prior year due primarily to litigation expenses related to an adverse jury verdict that were accrued in 2014 and partially recaptured in 2015. Excluding these litigation expenses and a $1 million charitable contribution in the fourth quarter of 2015, non-interest expenses increased 3% over 2014. This increase was driven primarily by higher salaries and benefits and other non-interest expenses.

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

General allowances are based upon historical loss experience by portfolio segment measured over the prior eight quarters and weighted equally.  The historical loss experience is supplemented to address various risk characteristics of the Company’s loan portfolio including:

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

The general allowance comprised 92% of the total allowance at both December 31, 2015 and December 31, 2014. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan and lease losses.

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

The specific allowance accounted for 8% of the total allowance at both December 31, 2015 and December 31, 2014.  The estimated losses on impaired loans can differ substantially from actual losses.

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

Under current accounting guidance, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the first step, described on the previous page, of the two-step process must be performed. The Company has elected this accounting guidance with respect to its Community Banking, Investment Management and Insurance segments. At September 30, 2015 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
		2015			2014			2013
			Annualized			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$748,584	$25,251	3.37%	$667,735	$22,859	3.42%	$564,848	$20,455	3.62%
Residential construction loans	134,486	4,970	3.70	142,503	5,316	3.73	121,488	4,331	3.57
Commercial ADC loans	225,022	10,299	4.58	178,092	8,814	4.95	156,115	9,596	6.15
Commercial investor real estate loans	684,218	32,073	4.69	579,471	28,201	4.87	495,562	27,901	5.63
Commercial owner occupied real estate loans	641,798	31,508	4.91	585,965	28,586	5.04	569,065	29,696	5.36
Commercial business loans	404,994	17,926	4.43	358,425	16,400	4.59	343,554	17,807	5.07
Leasing	27	1	2.50	308	17	5.64	1,525	102	6.70
Consumer loans	437,481	14,624	3.37	397,595	13,176	3.34	364,495	12,491	3.45
Total loans and leases (3)	3,276,610	136,652	4.17	2,910,094	123,369	4.27	2,616,652	122,379	4.69
Loans held for sale	13,571	544	4.01	7,420	312	4.21	26,220	930	3.55
Taxable securities	592,153	15,016	2.54	676,237	16,817	2.49	761,713	18,133	2.38
Tax-exempt securities (4)	290,990	12,479	4.29	301,493	12,974	4.30	301,534	13,112	4.35
Interest-bearing deposits with banks	37,761	98	0.26	33,902	85	0.25	33,261	84	0.25
Federal funds sold	473	1	0.23	474	1	0.22	475	1	0.22
Total interest-earning assets	4,211,558	164,790	3.91	3,929,620	153,558	3.93	3,739,855	154,639	4.15

Less: allowance for loan and lease losses	(38,732)			(38,556)			(41,606)
Cash and due from banks	46,719			46,224			45,836
Premises and equipment, net	51,804			46,275			47,244
Other assets	215,104			210,643			216,082
Total assets	$4,486,453			$4,194,206			$4,007,411

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$532,578	418	0.08%	$484,171	425	0.09%	$438,183	373	0.09%
Regular savings deposits	276,873	146	0.05	259,066	165	0.06	238,818	204	0.09
Money market savings deposits	860,399	1,364	0.16	864,029	1,116	0.13	879,588	1,414	0.16
Time deposits	481,368	3,950	0.82	457,778	3,085	0.67	490,278	3,448	0.70
Total interest-bearing deposits	2,151,218	5,878	0.27	2,065,044	4,791	0.23	2,046,867	5,439	0.27
Other borrowings	110,899	255	0.23	70,933	164	0.23	60,249	163	0.27
Advances from FHLB	589,575	13,081	2.22	556,178	12,982	2.33	500,593	12,936	2.58
Subordinated debentures	35,000	899	2.57	35,000	881	2.52	35,000	895	2.56
Total interest-bearing liabilities	2,886,692	20,113	0.70	2,727,155	18,818	0.69	2,642,709	19,433	0.74

Noninterest-bearing demand deposits	1,033,141			921,169			843,008
Other liabilities	46,949			31,675			33,858
Stockholders' equity	519,671			514,207			487,836
Total liabilities and stockholders' equity	$4,486,453			$4,194,206			$4,007,411

Net interest income and spread		$144,677	3.21%		$134,740	3.24%		$135,206	3.41%
Less: tax-equivalent adjustment		6,478			5,192			5,292
Net interest income		$138,199			$129,548			$129,914

Interest income/earning assets			3.91%			3.93%			4.15%
Interest expense/earning assets			0.47			0.48			0.52
Net interest margin			3.44%			3.45%			3.63%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2015, 2014 and 2013. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $6.5 million, $5.2 million and $5.3 million in 2015, 2014 and 2013, respectively.
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

2015 vs. 2014

Net interest income for 2015 was $138.2 million compared to $129.5 million for 2014. On a tax-equivalent basis, net interest income for 2015 was $144.7 million compared to $134.7 million for 2014. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.44% for 2015 compared to 3.45% for 2014.  Average interest-earning assets increased by 7% while average interest-bearing liabilities increased 6% in 2015.  Average noninterest-bearing deposits increased 12% in 2015 while the percentage of average noninterest-bearing deposits to total deposits also increased to 32% for 2015 compared to 31% for 2014.

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

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2015 vs. 2014			2014 vs. 2013
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$13,283	$16,108	$(2,825)	$990	$12,771	$(11,781)
Loans held for sale	232	247	(15)	(618)	(766)	148
Securities	(2,296)	(2,950)	654	(1,454)	(2,576)	1,122
Other earning assets	13	10	3	1	1	-
Total interest income	11,232	13,415	(2,183)	(1,081)	9,430	(10,511)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(7)	43	(50)	52	58	(6)
Regular savings deposits	(19)	10	(29)	(39)	19	(58)
Money market savings deposits	248	(5)	253	(298)	(25)	(273)
Time deposits	865	162	703	(363)	(232)	(131)
Total borrowings	208	1,459	(1,251)	33	1,463	(1,430)
Total interest expense	1,295	1,669	(374)	(615)	1,283	(1,898)
Net interest income	$9,937	$11,746	$(1,809)	$(466)	$8,147	$(8,613)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

2015 vs. 2014

The Company's total tax-equivalent interest income increased 7% for 2015 compared to the prior year. The previous table shows that the increase in average loans and leases more than offset a continued slowing decline in earning asset yields with respect to the loan portfolio.

In 2015, the average balance of the loan portfolio increased 13% compared to the prior year. This growth was primarily in the commercial investor real estate and residential mortgage portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases decreased by 10 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a combined decrease of 19 basis points in the yield on the commercial loan portfolio.

The average yield on total investment securities increased 6 basis points while the average balance of the portfolio decreased 10% in 2015 compared to 2014. The increase in the yield on investments was due primarily to a 5 basis point increase in the yield on the much larger taxable securities portfolio due to amortization and calls.

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

In 2014, the average balance of the loan portfolio increased 11% compared to the prior year. This growth was primarily in the commercial investor real estate, consumer and residential mortgage portfolios. These increases were driven by organic loan growth as the regional economy slowly improved. The yield on average loans and leases decreased by 42 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a combined decrease of 13 basis points in the yield in the residential mortgage portfolio together with a decrease of 11 basis points in the yield in the overall consumer loan portfolio, while the yield on the commercial loan portfolio decreased 58 basis points.  The decrease in the yield on the commercial loan portfolio was due to the interest recoveries in 2013. Excluding such recoveries, the yield on the commercial portfolio would have decreased 35 basis points.

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

Interest Expense

2015 vs. 2014

Interest expense increased by $1.3 million or 7% in 2015 compared to 2014. The increase in expense was due to the cost of interest-bearing deposits increasing primarily due to higher rates offered on certificates of deposit together with growth in the average balances, while the increase in the average balances of Federal Home Loan Bank advances was largely offset by an 11 basis point decrease in the average rates paid. Average deposits increased 7% in 2015 compared to 2014.  This increase was primarily due to increases of $160 million or 11% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $18 million or 7% in regular savings accounts and $24 million or 5% in certificates of deposit as the Company offered higher rates on certificates of deposit to fund loan growth.  Average balances of money market accounts remained virtually level in 2015 compared to 2014.

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

Interest Rate Performance

2015 vs. 2014

The Company’s net interest margin decreased to 3.44% for 2015 compared to 3.45% for 2014 while the net interest spread decreased to 3.21% in 2015 compared to 3.24% in 2014. This decrease was due to the effect of lower rates on interest-earning assets which more than offset the effect of loan growth. In addition, the cost of interest-bearing liabilities increased due primarily to the higher cost of deposits as the Company raised rates to maintain deposit balances to fund loan growth.

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

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

					2015/2014	2015/2014	2014/2013	2014/2013
(Dollars in thousands)		2015	2014	2013	$ Change	% Change	$ Change	% Change
	Securities gains	$36	$5	$115	$31	-%	$(110)	(95.7)%
	Service charges on deposit accounts	7,607	8,422	8,533	(815)	(9.7)	(111)	(1.3)
	Mortgage banking activities	3,114	1,994	3,094	1,120	56.2	(1,100)	(35.6)
Service charges on deposit accounts	Wealth management income	19,931	19,086	17,585	845	4.4	1,501	8.5
Mortgage banking activities	Insurance agency commissions	5,176	4,996	4,821	180	3.6	175	3.6
	Income from bank owned life insurance	2,571	2,444	2,499	127	5.2	(55)	(2.2)
	Visa check fees	4,652	4,439	4,165	213	4.8	274	6.6
	Letter of credit fees	790	706	881	84	11.9	(175)	(19.9)
	Extension fees	503	560	558	(57)	(10.2)	2	0.4
	Other income	5,521	4,219	5,260	1,302	30.9	(1,041)	(19.8)
	Total non-interest income	$49,901	$46,871	$47,511	$3,030	6.5	$(640)	(1.3)

2015 vs. 2014

Total non-interest income was $49.9 million for 2015 compared to $46.9 million for 2014. The primary drivers of non-interest income for 2015 were increases in wealth management income, income from mortgage banking activities and other non-interest income.

Income from mortgage banking activities increased in 2015 compared to 2014 due primarily to higher loan origination volumes from refinancing activity. Other non-interest income also increased during the current year compared to the prior year due mainly to gains on sales of SBA loans and loan prepayment fees.

Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 8% compared to the prior year, due to higher one-time fees while assets under management remained level during the year.  Investment management fees in West Financial Services increased 5% for 2015 compared to 2014, due to higher assets under management during the year.  Fees on sales of investment products and services decreased 6% for the year due to a decrease in income from sales of insurance policies and other financial products in the current year and a decline in assets under management.  Overall total assets under management remained level at $2.8 billion at both December 31, 2015 and December 31, 2014 as a result of market movements that offset additions from new and existing clients.

Insurance agency commissions increased in 2015 compared to 2014 due primarily to higher income from physicians’ liability policies.

Service charges on deposits decreased in 2015 compared to 2014 due primarily to a decline in overdraft fees.

Income from bank owned life insurance increased in 2015 compared to the prior year due to policy proceeds recognized in the first quarter of 2015. The Company invests in bank owned life insurance products in order to manage the cost of employee benefit plans.  Investments totaled $90.9 million at December 31, 2015 and $88.7 million at December 31, 2014 and were well diversified by carrier in accordance with defined policies and practices.  The average tax-equivalent yield on these insurance contract assets was 4.76% for 2015 compared to 4.63% for the prior year.

No net OTTI losses were recognized in earnings in 2015 and 2014.  The Company recognized net securities gains, which resulted primarily from securities calls during the period.

2014 vs. 2013

Total non-interest income was $46.9 million for 2014 compared to $47.5 million for 2013. The primary drivers of non-interest income for 2014 were decreases in income from mortgage banking activities and other non-interest income, which were largely offset by an increase in wealth management income. Income from mortgage banking activities decreased in 2014 compared to 2013 due primarily to reduced loan origination volumes from refinancing activity. Other non-interest income also decreased during the current year compared to the prior year due mainly to gains on sales and dispositions of loans and fixed assets, a non-recurring legal settlement and recovery of fees on non-performing loans mentioned previously, all of which occurred in the prior year. Wealth management income increased over the prior year due to higher assets under management resulting from market activity and the addition of new clients. Insurance agency commissions increased in 2014 compared to 2013 due primarily to higher contingency revenue based on policy performance. Service charges on deposits decreased in 2014 compared to 2013 due primarily to a decline in overdraft fees. Income from bank owned life insurance decreased in 2014 compared to the prior year due to the decline in the interest rates paid on these policies. No net OTTI losses were recognized in earnings in 2014 and 2013.  The Company recognized net securities gains, which resulted primarily from securities calls during the period.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2015/2014	2015/2014	2014/2013	2014/2013
(Dollars in thousands)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$71,003	$66,387	$65,598	$4,616	7.0%	$789	1.2%
Occupancy expense of premises	12,809	13,692	13,171	(883)	(6.4)	521	4.0
Equipment expenses	6,071	5,188	4,940	883	17.0	248	5.0
Marketing	2,896	2,926	2,880	(30)	(1.0)	46	1.6
Outside data services	5,023	4,947	4,580	76	1.5	367	8.0
FDIC insurance	2,491	2,302	2,300	189	8.2	2	0.1
Amortization of intangible assets	372	821	1,845	(449)	(54.7)	(1,024)	(55.5)
Litigation expenses	(3,869)	6,519	-	(10,388)	(159.3)	6,519	-
Professional fees	4,819	4,544	4,479	275	6.1	65	1.5
Other real estate owned	76	100	(303)	(24)	(24.0)	403	(133.0)
Postage and delivery	1,173	1,286	1,299	(113)	(8.8)	(13)	(1.0)
Communications	1,587	1,507	1,606	80	5.3	(99)	(6.2)
Other expenses	10,896	10,581	9,129	315	3.0	1,452	15.9
Total non-interest expense	$115,347	$120,800	$111,524	$(5,453)	(4.5)	$9,276	8.3

2015 vs. 2014

Non-interest expenses totaled $115.3 million in 2015 compared to $120.8 million in 2014. This decrease in expenses was driven primarily by the impact of a $6.5 million accrual for litigation expenses related to an adverse jury verdict in 2014 and a $4.5 million recapture of such accrual due to its settlement in the fourth quarter of 2015. The current year also included a $1.0 million charitable contribution to the Sandy Spring Bank Foundation. Excluding this accrual and its related recapture and the charitable contribution, non-interest expenses increased 3% in 2015 compared to 2014.

Salaries and employee benefits, the largest component of non-interest expenses, increased in 2015 due primarily to higher compensation expenses as a result of merit increases, an increase in pension expense due to a change in the discount rate assumptions and a lower return on plan assets and an increase in health insurance expense due to higher claims experience. The average number of full-time equivalent employees was 721 in 2015 compared to 719 for 2014.

Occupancy expenses decreased in 2015 compared to 2014 due to higher rental expenses in the fourth quarter of  2014 resulting from the closure of two branches and relocation of a third branch. Equipment expenses increased in 2015 compared to 2014 due to higher software amortization expense.

FDIC insurance expense increased in 2015 compared to 2014 due a 6% increase in total assets.

Amortization of intangible assets decreased due to the costs of prior year acquisitions being fully amortized during the year.

Litigation expenses decreased due to the settlement of all claims that were the subject of an adverse jury verdict originally rendered in 2014.

Professional fees increased in 2015 compared to 2014 due to higher consulting and other professional fees.

Expenses for marketing, outside data services, other real estate owned and other non-interest expenses remained essentially unchanged for 2015 compared to the prior year.

2014 vs. 2013

Non-interest expenses increased in 2014 compared to 2013 due primarily to the impact of $6.5 million in accrued litigation expenses related to an adverse jury verdict in a particular legal action in 2014. Excluding such expenses, non-interest expenses increased 3% over the prior year. This increase was a result of higher salary and benefits expenses due to a larger staff which was partially offset by lower pension expense due to a change in interest rate assumptions. Occupancy expenses increased in 2014 compared to 2013 due to higher rental expense resulting from expenses incurred for the relocation of the Company’s Columbia operations center.  In addition, grounds maintenance expenses increased in 2014 compared to 2013 due to weather related expenses. Equipment expenses increased in 2014 compared to 2013 due to higher software amortization expense. Outside data services expenses increased in 2014 compared to the prior year due primarily to implementation of new systems in 2014. Other real estate owned expenses decreased compared to the prior year due to the decline in the number of real estate owned properties and gains on the sales of several properties.  Other non-interest expenses increased in 2014 compared to the prior year due mainly to an increase in fraudulent bankcard transaction activity.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both the GAAP and non-GAAP efficiency ratios improved in 2015 compared to the prior year due primarily to the recapture of accrued litigation expenses discussed previously together with an increase in net interest income resulting from loan growth.

In addition, the Company excludes certain specific expenses from net income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, the provision for income taxes and merger expenses back to net income. This metric increased in 2015 compared to the prior year due primarily to the litigation expense recapture mentioned above and higher net interest income.

GAAP and Non-GAAP Efficiency Ratios

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Pre-tax pre-provision pre-merger expense income:
Net income (loss)	$45,355	$38,200	$44,422	$36,554	$34,102
Plus Non-GAAP adjustment:
Litigation expenses	(3,869)	6,519	-	-	-
Merger expenses	-	-	-	2,500	-
Income taxes	22,027	17,582	22,563	18,045	15,845
Provision for loan and lease losses	5,371	(163)	(1,084)	3,649	1,428
Pre-tax pre-provision pre-merger expense income	$68,884	$62,138	$65,901	$60,748	$51,375

GAAP efficiency ratio:
Non-interest expenses	$115,347	$120,800	$111,524	$109,927	$105,071

Net interest income plus non-interest income	$188,100	$176,419	$177,425	$168,175	$156,446

GAAP efficiency ratio	61.32%	68.47%	62.86%	65.36%	67.16%

Non-GAAP efficiency ratio:
Non-interest expenses	$115,347	$120,800	$111,524	$109,927	$105,071
Less Non-GAAP adjustment:
Amortization of intangible assets	372	821	1,845	1,881	1,845
Litigation expenses	(3,869)	6,519	-	-	-
Merger expenses	-	-	-	2,500	-
Non-interest expenses - as adjusted	$118,844	$113,460	$109,679	$105,546	$103,226

Net interest income plus non-interest income	$188,100	$176,419	$177,425	$168,175	$156,446
Plus Non-GAAP adjustment:
Tax-equivalent income	6,478	5,192	5,292	5,374	5,602
Less Non-GAAP adjustments:
Securities gains	36	5	115	459	292
OTTI recognized in earnings	-	-	-	(109)	(160)
Net interest income plus non-interest income - as adjusted	$194,542	$181,606	$182,602	$173,199	$161,916

Non-GAAP efficiency ratio	61.09%	62.48%	60.06%	60.94%	63.75%

Income Taxes

The Company had income tax expense of $22.0 million in 2015, compared to expense of $17.6 million in 2014 and $22.6 million in 2013. The resulting effective rates were 33% for 2015, 32% for 2014 and 34% for 2013. The effective rate decreased in 2015 compared to 2014 due to tax exempt income comprising a greater proportion of income before taxes in 2015. The increase in the effective rate in 2014 compared to 2013 was due to tax exempt comprising a lower proportion of income before taxes in 2014 compared to 2013.

FINANCIAL CONDITION

The Company's total assets were $4.7 billion at December 31, 2015, increasing $258 million or 6% compared to $4.4 billion at December 31, 2014. Interest-earning assets increased $263 million to $4.4 billion at December 31, 2015 compared to December 31, 2014. The increase in interest-earning assets was primarily due to organic loan growth during 2015.

Loans and Leases

A comparison of loan portfolio for the years indicated is presented in the following table:

	December 31,
	2015		2014		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$796,358	22.8%	$717,886	22.9%	$78,472	10.9%
Residential construction	129,281	3.7	136,741	4.4	(7,460)	(5.5)
Commercial real estate:
Commercial owner occupied real estate	678,027	19.4	611,061	19.5	66,966	11.0
Commercial investor real estate	719,084	20.6	640,193	20.5	78,891	12.3
Commercial acquisition, development and construction	255,980	7.3	205,124	6.6	50,856	24.8
Commercial Business	465,765	13.3	390,781	12.5	74,984	19.2
Leases	-	-	54	-	(54)	(100.0)
Consumer	450,875	12.9	425,552	13.6	25,323	6.0
Total loans and leases	$3,495,370	100.0%	$3,127,392	100.0%	$367,978	11.8

Total loans and leases, excluding loans held for sale, increased $368 million or 12% at December 31, 2015 compared to December 31, 2014. The commercial loan portfolio increased by 15% to $2.1 billion at December 31, 2015 compared to the prior year end due to double-digit increases in all four categories of commercial loans. These increases reflect an improving economy and the Company’s increased emphasis on growth in its commercial portfolio.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected an 8% increase at December 31, 2015 compared to December 31, 2014. Permanent residential mortgages, most of which are 1-4 family, increased 11% due to higher loan origination volumes of both fixed rate and adjustable rate mortgage loans. The Company generally retains adjustable rate mortgages in its portfolio. During the past year, the Company also elected to retain in its portfolio a substantial portion of its fixed rate mortgage originations to low and moderate income borrowers while selling the remainder in the secondary mortgage market. Residential construction loans decreased 5% at December 31, 2015 compared to the balance at December 31, 2014 due to competition in the marketplace and the timing of construction advances.

The consumer loan portfolio increased by 6% to $451 million at December 31, 2015 compared to December 31, 2014 due to growth in home equity lines of credit as the Company continued to actively promote this product line during the past year.

Analysis of Loans and Leases

The trends in the composition of the loan and lease portfolio over the previous five years are presented in following table:

	December 31,
(Dollars in thousands)	2015	%	2014	%	2013	%	2012	%	2011	%
Residential real estate:
Residential mortgage	$796,358	22.8%	$717,886	22.9%	$618,381	22.2%	$523,364	20.7%	$448,662	20.0%
Residential construction	129,281	3.7	136,741	4.4	129,177	4.7	120,314	4.8	108,699	4.9
Commercial real estate:
Commercial owner occupied	678,027	19.4	611,061	19.5	592,823	21.3	571,510	22.6	522,076	23.3
Commercial investor	719,084	20.6	640,193	20.5	552,178	19.8	456,888	18.0	371,948	16.6
Commercial AD&C	255,980	7.3	205,124	6.6	160,696	5.8	151,933	6.0	160,946	7.2
Commercial business	465,765	13.3	390,781	12.5	356,651	12.8	346,708	13.7	260,327	11.6
Leases	-	-	54	-	703	-	3,421	0.1	6,954	0.3
Consumer	450,875	12.9	425,552	13.6	373,657	13.4	356,990	14.1	360,080	16.1
Total loans and leases	$3,495,370	100.0%	$3,127,392	100.0%	$2,784,266	100.0%	$2,531,128	100.0%	$2,239,692	100.0%

Loan Maturities and Interest Rate Sensitivity

Loan maturities and interest rate characteristics for specific lending portfolios is presented in the following table:

	At December 31, 2015
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$106,157	$20,314	$2,810	$129,281
Commercial AD&C loans	216,948	24,764	14,268	255,980
Commercial business loans (1)	298,610	128,157	38,998	465,765
Total	$621,715	$173,235	$56,076	$851,026

Rate Terms:
Fixed	$91,347	$108,235	$39,302	$238,884
Variable or adjustable	530,368	65,000	16,774	612,142
Total	$621,715	$173,235	$56,076	$851,026

(1) Loans not secured by real estate

Investment Securities

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 10% to $842 million at December 31, 2015, from $934 million at December 31, 2014.

Composition of Investment Securities

The composition of investment securities for the periods indicated is presented in the following table:

	December 31,
(Dollars in thousands)	2015	%	2014	%	2013	%
Available-for-Sale: (1)
U.S. government agencies	$108,400	12.9%	$141,679	15.2%	$139,466	13.7%
State and municipal	164,707	19.6	167,052	17.9	165,428	16.3
Mortgage-backed (2)	316,696	37.6	361,519	38.7	442,250	43.5
Corporate debt	-	-	-	-	2,004	0.2
Trust preferred	1,023	0.1	1,236	0.1	1,413	0.1
Marketable equity securities	1,223	0.1	723	0.1	723	-
Total available-for-sale securities(3)	592,049	70.3	672,209	72.0	751,284	73.8

Held-to-Maturity and Other Equity
U.S. government agencies	56,460	6.7	64,512	6.9	64,505	6.4
State and municipal	149,537	17.8	155,261	16.6	159,889	15.8
Mortgage-backed (2)	168	-	200	-	244	-
Corporate debt	2,100	0.3	-	-	-	-
Other equity securities	41,336	4.9	41,437	4.5	40,687	4.0
Total held-to-maturity and other equity	249,601	29.7	261,410	28.0	265,325	26.2
Total Securities(3)	$841,650	100.0%	$933,619	100.0%	$1,016,609	100.0%

(1)         At estimated fair value.

(2)         Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3)         The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2015, 2014 or 2013.

Available-for-sale securities decreased 12% due to amortization of mortgage-backed securities and calls of other investments, while held-to-maturity and other equity securities decreased 5% due to calls and maturities. The overall investment portfolio decreased as the Company funded loan growth together with deposit growth and increased short-term borrowings at historically low rates to maintain the net interest margin.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.3 years at December 31, 2015 and 3.4 years at December 31, 2014. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Maturities and weighted average yields for investment securities available-for-sale and held-to-maturity at December 31, 2015 are presented in the following table.  Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity.

Maturity of Investment Securities

	Years to Maturity at December 31, 2015
	Within		After One Year		After Five Years
	One Year or Less		Through Five years		Through Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available-for-Sale (1)
U. S. government agencies
and corporations	$-	-%	$79,610	1.80%	$29,992	2.01%	$-	-%	$109,602	1.86%
State and municipal (2)	301	5.05	58,047	4.48	94,608	4.79	3,446	3.72	156,402	4.65
Mortgage-backed	-	-	20,053	3.32	43,536	2.80	249,257	2.45	312,846	2.55
Trust preferred	-	-	-	-	-	-	1,089	9.25	1,089	9.25
Total	$301	5.05	$157,710	2.98	$168,136	3.78	$253,792	2.50	$579,939	3.00

Held-to-Maturity (1)
U. S. government agencies
and corporations	$-	-%	$-	-%	$56,460	2.03%	$-	-%	$56,460	2.03%
State and municipal	845	4.89	19,213	4.38	104,558	4.01	24,921	3.56	149,537	3.99
Mortgage-backed	-	-	4	5.98	7	5.97	157	5.56	168	5.59
Corporate debt	-	-	-	-	2,100	7.00	-	-	2,100	7.00
Total	$845	4.89	$19,217	4.38	$163,125	3.37	$25,078	3.57	$208,265	3.49

(1) At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2) Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.

Other Earning Assets

Residential mortgage loans held for sale increased $5 million to $15 million at December 31, 2015 compared to $10 million as of December 31, 2014 due to continued low market interest rates.  The aggregate of federal funds sold and interest-bearing deposits with banks decreased $17 million to $26 million in 2015.

Deposits

The composition of deposits for the periods indicated is presented in the following table:

	December 31,
	2015		2014		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$1,001,841	30.7%	$993,737	32.4%	$8,104	0.8%
Interest-bearing deposits:
Demand	570,333	17.5	534,605	17.4	35,728	6.7
Money market savings	898,655	27.5	828,494	27.0	70,161	8.5
Regular savings	284,457	8.7	264,751	8.6	19,706	7.4
Time deposits of less than $100,000	248,172	7.6	239,857	7.8	8,315	3.5
Time deposits of $100,000 or more	260,272	8.0	205,065	6.8	55,207	26.9
Total interest-bearing deposits	2,261,889	69.3	2,072,772	67.6	189,117	9.1
Total deposits	$3,263,730	100.0%	$3,066,509	100.0%	$197,221	6.4

Deposits and Borrowings

Total deposits increased $197 million or 6% at December 31, 2015 compared to December 31, 2014. The primary drivers of this increase were increases of 8% in money market savings accounts, 14% in certificates of deposit and 7% in regular savings accounts compared to the prior year. In addition, combined noninterest-bearing and interest-bearing checking accounts increased 3% over 2014. The increases in regular savings and money market deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current extended period of low interest rates and the volatility of alternative investments. The increase in certificates of deposit occurred as the Company began to offer higher rates to manage its funding of the growth in the loan portfolio and to maintain multiple product relationships. Total borrowings increased 8% at December 31, 2015 compared to December 31, 2014. This increase was due primarily to growth in retail repurchase agreements and the Company’s decision to take advantage of extraordinarily low short-term interest rates to fund loan originations with short-term FHLB advances.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2015, total stockholders' equity increased to $524 million at December 31, 2015, from $522 million at December 31, 2014. This increase was due primarily to net income during the year which was  offset by dividends and stock repurchases. The ratio of average equity to average assets was 11.58% for 2015, as compared to 12.26% for 2014.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at December 31,		Regulatory
	2015	2014	Requirements
Total Capital to risk-weighted assets	14.25%	15.06%	8.00%

Tier 1 Capital to risk-weighted assets	13.13%	13.95%	6.00%

Common Equity Tier 1 Capital to risk-weighted assets	12.17%	N/A	4.50%

Tier 1 Leverage	10.60%	11.26%	4.00%

Tier 1 capital of $478.3 million and total qualifying capital of $519.2 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of December 31, 2015, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP

	December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Tangible common equity ratio:
Total stockholders' equity	$524,427	$521,751	$499,363	$483,512	$446,109
Accumulated other comprehensive income (loss)	1,297	823	2,970	(11,312)	(13,248)
Goodwill	(84,171)	(84,171)	(84,171)	(84,808)	(76,816)
Other intangible assets, net	(138)	(510)	(1,330)	(3,163)	(4,734)
Tangible common equity	$441,415	$437,893	$416,832	$384,229	$351,311

Total assets	$4,655,380	$4,397,132	$4,106,100	$3,955,206	$3,711,370
Goodwill	(84,171)	(84,171)	(84,171)	(84,808)	(76,816)
Other intangible assets, net	(138)	(510)	(1,330)	(3,163)	(4,734)
Tangible assets	$4,571,071	$4,312,451	$4,020,599	$3,867,235	$3,629,820

Tangible common equity ratio	9.66%	10.15%	10.37%	9.94%	9.68%
Tangible book value per share	$18.17	$17.48	$16.68	$15.43	$14.58

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

Current economic data has shown that while the Mid-Atlantic region is one of the stronger markets in the nation, the Company is continuing to deal with the impact of a slowly recovering economy and its resulting effects on the Company’s borrowers, particularly in the real estate sector. Total non-performing loans remained level at $34.5 million at December 31, 2015 compared to the balance at December 31, 2014. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the volatility being experienced in various sectors of the economy on both a regional and national level.

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

Management has established a credit process that dictates that structured procedures be performed to monitor these loans between the receipt of an original appraisal and the updated appraisal.  These procedures include the following:

•               An internal evaluation is updated annually to include borrower financial statements and/or cash flow projections.

•               The borrower may be contacted for a meeting to discuss an updated or revised action plan which may include a request for additional collateral.

•               Re-verification of the documentation supporting the Company’s position with respect to the collateral securing the loan.

•               At the monthly credit committee meeting the loan status is examined and the loan may be downgraded and a specific allowance may be decided upon in advance of the receipt of the appraisal.

•               Upon receipt of the updated appraisal (or based on an updated internal financial evaluation) the loan balance is compared to the appraisal and a specific allowance is decided upon for the particular loan, typically for the amount of the difference between the appraisal and the loan balance, net of estimated cost to sell.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan and lease losses was a charge of $5.4 million in 2015 compared to a credit of $0.2 million in 2014 and a credit of $1.1 million in 2013.   Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology. The increase in the provision for 2015 was due primarily to loan growth. The credits to the provision in 2014 and 2013 were driven by a decline in historical losses, improvement in the overall credit quality of the loan portfolio and problem loan resolutions and recoveries whose impact more than offset the effect of loan growth.

The Company typically sells a substantial portion of its fixed-rate residential mortgage originations in the secondary mortgage market.  Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of nine to eighteen months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period.  Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.5 million for probable losses due to repurchases. The Company believes that this reserve is adequate.

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

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Residential real estate: Residential real estate:
Residential mortgage	$6,896	$6,232	$7,819	$8,522	$10,583
Residential construction	897	923	1,156	2,445	4,206
Total residential real estate	7,793	7,155	8,975	10,967	14,789
Commercial real estate:
Commercial investor	10,843	9,784	9,263	9,583	8,249
Commercial owner occupied	7,988	7,143	6,308	6,997	7,329
Commercial AD&C	4,354	4,267	3,754	4,737	6,663
Total commercial real estate	23,185	21,194	19,325	21,317	22,241

Commercial Business	6,451	5,852	6,308	6,495	6,727
Leases	-	9	16	332	796
Consumer	3,466	3,592	4,142	3,846	4,873
Total allowance	$40,895	$37,802	$38,766	$42,957	$49,426

During 2015, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers.

At December 31, 2015, total non-performing loans and leases were $34.5 million, or 0.99% of total loans and leases, compared to $34.0 million, or 1.09% of total loans and leases, at December 31, 2014. The allowance represented 119% of non-performing loans and leases at December 31, 2015 as compared to 111% at December 31, 2014. The increase in this ratio was due primarily to the increase in the allowance over the prior year while total non-performing loans remained relatively level. The allowance for loan and lease losses as a percent of total loans and leases was 1.17% at December 31, 2015 as compared to 1.21% at December 31, 2014.

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

The balance of impaired loans was $28.9 million, with specific allowances of $3.4 million against those loans at December 31, 2015, as compared to $29.4 million with specific allowances of $2.9 million, at December 31, 2014.

The Company's borrowers are concentrated in central Maryland, Northern Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 75% of total loans and leases at December 31, 2015 and at December 31, 2014.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance, January 1	$37,802	$38,766	$42,957	$49,426	$62,135
Provision for loan and lease losses	5,371	(163)	(1,084)	3,649	1,428
Loan charge-offs:
Residential real estate:
Residential mortgage	(614)	(323)	(1,194)	(2,107)	(5,178)
Residential construction	-	(4)	(104)	(224)	(1,815)
Commercial real estate:
Commercial investor	(91)	(3)	(4,774)	(3,690)	(868)
Commercial owner occupied	(1,043)	(265)	(240)	(1,174)	(487)
Commercial AD&C	(739)	(529)	(85)	(3,281)	(1,780)
Commercial business	(306)	(729)	(2,915)	(1,022)	(2,565)
Leases	(4)	-	-	(8)	(1,072)
Consumer	(998)	(834)	(1,853)	(1,298)	(2,740)
Total charge-offs	(3,795)	(2,687)	(11,165)	(12,804)	(16,505)
Loan recoveries:
Residential real estate:
Residential mortgage	145	121	162	213	221
Residential construction	51	79	11	12	5
Commercial real estate:
Commercial investor	20	38	3,354	97	3
Commercial owner occupied	3	6	425	38	-
Commercial AD&C	580	-	3,080	528	1,238
Commercial business	475	1,477	818	1,548	674
Leases	-	-	10	23	18
Consumer	243	165	198	227	209
Total recoveries	1,517	1,886	8,058	2,686	2,368
Net charge-offs	(2,278)	(801)	(3,107)	(10,118)	(14,137)
Balance, period end	$40,895	$37,802	$38,766	$42,957	$49,426

Net charge-offs to average loans and leases	0.07%	0.03%	0.12%	0.42%	0.66%
Allowance to total loans and leases	1.17%	1.21%	1.39%	1.70%	2.21%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated:

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual loans and leases
Residential real estate
Residential mortgage	$8,822	$3,012	$5,735	$4,681	$5,722
Residential construction	418	1,105	2,315	3,125	5,719
Commercial real estate:
Commercial investor	8,368	8,156	6,802	11,843	16,963
Commercial owner occupied	6,340	8,941	5,936	13,681	14,709
Commercial AD&C	194	2,464	4,127	6,332	18,702
Commercial business	3,696	3,184	3,400	4,611	7,226
Leases	-	-	-	865	853
Consumer	2,193	1,668	2,259	2,410	1,786
Total non-accrual loans and leases (1)	30,031	28,530	30,574	47,548	71,680

Loans and leases 90 days past due
Residential real estate:
Residential mortgage	-	-	-	-	167
Residential construction	-	-	-	-	243
Commercial real estate:
Commercial investor	-	-	-	-	-
Commercial owner occupied	-	-	-	209	-
Commercial AD&C	-	-	-	-	-
Commercial business	-	-	-	24	-
Leases	-	-	-	-	2
Consumer	-	-	1	14	165
Total 90 days past due loans and leases	-	-	1	247	577

Restructured loans and leases (accruing)	4,467	5,497	9,459	10,110	6,881
Total non-performing loans and leases (2)	34,498	34,027	40,034	57,905	79,138
Other real estate owned, net	2,742	3,195	1,338	5,926	4,431
Total non-performing assets	$37,240	$37,222	$41,372	$63,831	$83,569

Non-performing loans to total loans	0.99%	1.09%	1.44%	2.29%	3.53%
Non-performing assets to total assets	0.80%	0.85%	1.01%	1.61%	2.25%
Allowance for loan losses to non-performing loans	118.54%	111.09%	96.83%	74.18%	62.46%

(1)     Gross interest income that would have been recorded in 2015 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $2.5 million. No interest was recorded on these loans during the year. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.

(2)     Performing loans considered potential problem loans, as defined and identified by management, amounted to $25.5 million at December 31, 2015. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms,  well collateralized and are not believed to present significant risk of loss.  Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2015	(5.99%)	(3.63%)	(1.52%)	(0.68%)	N/A	N/A	N/A	N/A
December 31, 2014	(5.12%)	(2.62%)	(0.89%)	(0.52%)	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk increased from December 31, 2014 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The increase in the risk position with respect to net interest income from December 31, 2014 to December 31, 2015 was the result of an increase in short-term FHLB borrowings, repurchase agreements and money market accounts which will increase the Company’s exposure to increases in interest rates. These factors were somewhat offset by an increase in variable rate loans.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2015	(8.24%)	(5.50%)	(2.72%)	(1.28%)	N/A	N/A	N/A	N/A
December 31, 2014	(9.97%)	(6.75%)	(4.17%)	(1.97%)	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk improved from December 31, 2014 in all rising shock scenarios. The significant positive impact in EVE was driven by higher core deposit balances together with longer durations in noninterest-bearing and interest-bearing checking accounts resulting in increased premiums should rates increase. In addition, the increase in the interest rate environment at the end of 2015 was a primary driver of improved premiums on core deposits, widening the spread between market rates and the relatively low cost of funding.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2015.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 69% of total interest-earning assets at December 31, 2015. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of December 31, 2015, show short-term investments exceeding short-term borrowings by $20 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.4 billion, of which $1.4 billion was available for borrowing based on pledged collateral, with $685 million borrowed against it as of December 31, 2015. The line of credit at the Federal Reserve totaled $355 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of December 31, 2015.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $70 million at December 31, 2015, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of December 31, 2015. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2015.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2015, the Bank could have declared a dividend of $52 million to Bancorp. At December 31, 2015, Bancorp had liquid assets of $9 million.

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

Contractual Obligations

The Company enters into contractual obligations in the normal course of business.  Among these obligations are FHLB advances, operating leases related to branch and administrative facilities and a long-term contract with a data processing provider.  Payments required under these obligations, are set forth in the table following as of December 31, 2015.

	Projected Maturity Date or Payment Period(1)
		Less than			After
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Retail repurchase agreements	$109,145	$109,145	$-	$-	$-
Advances from FHLB	685,000	280,000	235,000	160,000	10,000
Certificates of deposit	508,444	251,383	186,856	70,205	-
Operating lease obligations	42,008	6,589	9,916	8,394	17,109
Purchase obligations (2)	12,129	2,435	5,055	4,639	-
Total	$1,356,726	$649,552	$436,827	$243,238	$27,109

(1)  Assumed a seven year term for purposes of this table.

(2) Represents payments required under contract, based on average monthly charges for 2015 with the Company’s current data processing service  provider that expires in September 2020.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The information required by this item is incorporated by reference to Part II, Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Internal Control Over Financial Reporting

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The attestation reports by the Company’s independent registered public accounting firm, Ernst & Young LLP, on the Company’s internal control over financial reporting begins on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sandy Spring Bancorp, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2016 expressed an unqualified opinion thereon.

March 4, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sandy Spring Bancorp, Inc.

We have audited Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Sandy Spring Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2015 and our report dated March 4, 2016 expressed an unqualified opinion thereon.

March 4, 2016

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Assets
Cash and due from banks	$46,956	$52,804
Federal funds sold	472	473
Interest-bearing deposits with banks	25,454	42,940
Cash and cash equivalents	72,882	96,217
Residential mortgage loans held for sale (at fair value)	15,457	10,512
Investments available-for-sale (at fair value)	592,049	672,209
Investments held-to-maturity -- fair value of $211,704 and $222,260 at December 31, 2015 and 2014, respectively	208,265	219,973
Other equity securities	41,336	41,437
Total loans and leases	3,495,370	3,127,392
Less: allowance for loan and lease losses	(40,895)	(37,802)
Net loans and leases	3,454,475	3,089,590
Premises and equipment, net	53,214	49,402
Other real estate owned	2,742	3,195
Accrued interest receivable	13,443	12,634
Goodwill	84,171	84,171
Other intangible assets, net	138	510
Other assets	117,208	117,282
Total assets	$4,655,380	$4,397,132

Liabilities
Noninterest-bearing deposits	$1,001,841	$993,737
Interest-bearing deposits	2,261,889	2,072,772
Total deposits	3,263,730	3,066,509
Securities sold under retail repurchase agreements and federal funds purchased	109,145	74,432
Advances from FHLB	685,000	655,000
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	38,078	44,440
Total liabilities	4,130,953	3,875,381

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,295,971 and
25,044,877 at December 31, 2015 and 2014, respectively	24,296	25,045
Additional paid in capital	175,588	194,647
Retained earnings	325,840	302,882
Accumulated other comprehensive loss	(1,297)	(823)
Total stockholders' equity	524,427	521,751
Total liabilities and stockholders' equity	$4,655,380	$4,397,132

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013
Interest Income:
Interest and fees on loans and leases	$135,170	$123,369	$122,380
Interest on loans held for sale	544	312	929
Interest on deposits with banks	98	85	84
Interest and dividends on investment securities:
Taxable	14,440	15,377	16,635
Exempt from federal income taxes	8,059	9,222	9,318
Interest on federal funds sold	1	1	1
Total interest income	158,312	148,366	149,347
Interest Expense:
Interest on deposits	5,878	4,791	5,439
Interest on retail repurchase agreements and federal funds purchased	255	164	163
Interest on advances from FHLB	13,081	12,982	12,936
Interest on subordinated debt	899	881	895
Total interest expense	20,113	18,818	19,433
Net interest income	138,199	129,548	129,914
Provision (credit) for loan and lease losses	5,371	(163)	(1,084)
Net interest income after provision (credit) for loan and lease losses	132,828	129,711	130,998
Non-interest Income:
Investment securities gains	36	5	115
Service charges on deposit accounts	7,607	8,422	8,533
Mortgage banking activities	3,114	1,994	3,094
Wealth management income	19,931	19,086	17,585
Insurance agency commissions	5,176	4,996	4,821
Income from bank owned life insurance	2,571	2,444	2,499
Bank card fees	4,652	4,439	4,165
Other income	6,814	5,485	6,699
Total non-interest income	49,901	46,871	47,511
Non-interest Expenses:
Salaries and employee benefits	71,003	66,387	65,598
Occupancy expense of premises	12,809	13,692	13,171
Equipment expenses	6,071	5,188	4,940
Marketing	2,896	2,926	2,880
Outside data services	5,023	4,947	4,580
FDIC insurance	2,491	2,302	2,300
Amortization of intangible assets	372	821	1,845
Litigation expenses	(3,869)	6,519	-
Other expenses	18,551	18,018	16,210
Total non-interest expenses	115,347	120,800	111,524
Income before income taxes	67,382	55,782	66,985
Income tax expense	22,027	17,582	22,563
Net income	$45,355	$38,200	$44,422

Net Income Per Share Amounts:
Basic net income per share	$1.84	$1.53	$1.78
Diluted net income per share	$1.84	$1.52	$1.77
Dividends declared per share	$0.90	$0.76	$0.64

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net income	$45,355	$38,200	$44,422
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(2,556)	12,807	(33,214)
Related income tax (expense) benefit	1,022	(5,090)	13,245
Net investment gains reclassified into earnings	36	5	115
Related income tax expense	(14)	(2)	(46)
Net effect on other comprehensive income (loss)	(1,512)	7,720	(19,900)

Defined benefit pension plan:
Recognition of unrealized gain (loss)	1,736	(9,235)	9,340
Related income tax (expense) benefit	(698)	3,662	(3,722)
Net effect on other comprehensive income (loss)	1,038	(5,573)	5,618
Total other comprehensive income (loss)	(474)	2,147	(14,282)
Comprehensive income	$44,881	$40,347	$30,140

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Operating activities:
Net income	$45,355	$38,200	$44,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,305	7,157	8,021
Provision (credit) for loan and lease losses	5,371	(163)	(1,084)
Share based compensation expense	1,979	1,452	1,688
Deferred income tax expense	(3)	808	3,348
Origination of loans held for sale	(193,316)	(137,339)	(251,878)
Proceeds from sales of loans held for sale	191,232	137,131	284,291
Gains on sales of loans held for sale	(2,861)	(1,939)	(4,629)
Loss on sales of other real estate owned	267	161	1,064
Investment securities gains	(36)	(5)	(115)
Loss on sales of premises and equipment	-	-	20
Net (increase) decrease in accrued interest receivable	(809)	(102)	(140)
Net (increase) decrease in other assets	(2,015)	(6,866)	4,053
Net increase (decrease) in accrued expenses and other liabilities	(6,267)	20,166	(5,965)
Other – net	4,628	(4,997)	13,046
Net cash provided by operating activities	50,830	53,664	96,142
Investing activities:
Proceeds (purchases) of other equity securities	101	(750)	(7,051)
Purchases of investments held-to-maturity	(2,100)	-	(20,666)
Purchases of investments available-for-sale	(46,190)	-	(161,379)
Proceeds from maturities, calls and principal payments of investments held-to-maturity	12,943	3,786	11,090
Proceeds from maturities, calls and principal payments of investments available-for-sale	121,994	89,076	198,410
Net increase in loans and leases	(372,203)	(346,373)	(259,008)
Proceeds from the sales of other real estate owned	2,112	488	7,780
Expenditures for premises and equipment	(8,572)	(8,564)	(2,366)
Net cash used in investing activities	(291,915)	(262,337)	(233,190)
Financing activities:
Net increase (decrease) in deposits	197,221	189,284	(35,809)
Net increase (decrease) in retail repurchase agreements and federal funds purchased	34,713	20,590	(33,087)
Proceeds from advances from FHLB	2,274,000	1,805,000	1,075,000
Repayment of advances from FHLB	(2,244,000)	(1,765,000)	(865,058)
Proceeds from issuance of common stock	487	394	153
Tax benefits associated with shared based compensation	350	321	-
Repurchase of Common Stock	(22,624)	(910)	-
Dividends paid	(22,397)	(19,216)	(16,130)
Net cash provided by financing activities	217,750	230,463	125,069
Net increase (decrease) in cash and cash equivalents	(23,335)	21,790	(11,979)
Cash and cash equivalents at beginning of period	96,217	74,427	86,406
Cash and cash equivalents at end of period	$72,882	$96,217	$74,427

Supplemental Disclosures:
Interest payments	$20,040	$18,833	$19,610
Income tax payments	21,060	15,154	20,010
Transfers from loans to other real estate owned	1,947	2,446	2,764

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2013	$24,905	$191,689	$255,606	$11,312	$483,512
Net income	-	-	44,422	-	44,422
Other comprehensive loss, net of tax	-	-	-	(14,282)	(14,282)
Common stock dividends - $0.64 per share	-	-	(16,130)	-	(16,130)
Stock compensation expense	-	1,688	-	-	1,688
Common stock issued pursuant to:
Stock option plan - 10,964 shares	11	128	-	-	139
Employee stock purchase plan - 24,849 shares	25	436	-	-	461
Restricted stock - 48,816 shares	49	(496)	-	-	(447)
Balances at December 31, 2013	24,990	193,445	283,898	(2,970)	499,363
Net income	-	-	38,200	-	38,200
Other comprehensive income, net of tax	-	-	-	2,147	2,147
Common stock dividends - $0.76 per share	-	-	(19,216)	-	(19,216)
Stock compensation expense	-	1,773	-	-	1,773
Common stock issued pursuant to:
Stock option plan - 13,834 shares	14	176	-	-	190
Employee stock purchase plan - 24,519 shares	25	484	-	-	509
Restricted stock - 54,535 shares	54	(359)	-	-	(305)
Purchase of treasury shares - 38,032 shares	(38)	(872)	-	-	(910)
Balances at December 31, 2014	25,045	194,647	302,882	(823)	521,751
Net income	-	-	45,355	-	45,355
Other comprehensive loss, net of tax	-	-	-	(474)	(474)
Common stock dividends - $0.90 per share	-	-	(22,397)	-	(22,397)
Stock compensation expense	-	1,979	-	-	1,979
Common stock issued pursuant to:
Stock option plan - 39,787 shares	40	562	-	-	602
Directors stock purchase plan - 837 shares	1	21	-	-	22
Employee stock purchase plan - 25,136 shares	25	541	-	-	566
Restricted stock - 55,784 shares	56	(409)	-	-	(353)
Purchase of treasury shares - 870,450 shares	(871)	(21,753)	-	-	(22,624)
Balances at December 31, 2015	$24,296	$175,588	$325,840	$(1,297)	$524,427

The accompanying notes are an integral part of these financial statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Notes to thE Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Nature of Operations

Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”), which conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in central Maryland, Northern Virginia, and the greater Washington D.C. market.  The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services.  Insurance products are available to clients through Sandy Spring Insurance, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation.

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

Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates.  The reasonableness of the allowance is reviewed periodically by the Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

The Company’s methodology for estimating the allowance includes a general component reflecting historical losses, as adjusted, by loan portfolio segment, and a specific component for impaired loans. There were no changes in the Company’s allowance policies or methodology from the prior year.

The general component is based upon historical loss experience by each portfolio segment measured, over the prior eight quarters weighted equally.  The historical loss experience is supplemented to address various risk characteristics of the Company’s loan portfolio including:

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

Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the first step, described above, of the two-step process must be performed. The Company adopted this guidance in performing its annual impairment testing for 2015 and 2014.  At December 31, 2015 and 2014 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

Mortgage loan commitments are issued to borrowers.  Subsequent to commitment date, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time.  In estimating fair value, a probability is assigned to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

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

Net Income per Common Share

Basic net income per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted net income per common share is derived by dividing net income by the weighted-average number of common shares outstanding, adjusted, if applicable, for the dilutive effect of outstanding stock options as well as any adjustment to income that would result from the assumed issuance.  Dilutive shares are determined using the treasury stock method.  Dilutive common stock equivalents are excluded from the computation of dilutive net income per common share if the result would be anti-dilutive.  Diluted net income per common share may be determined and presented in the financial statements and accompanying notes through the application of the dual class method of computation if the results differ significantly from the aforementioned treasury stock method.  Under the dual class method, recognition is provided to participating securities in the form of outstanding shares which may have a further dilutive effect on net income per common share.

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

The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns by the Internal Revenue Service, as well as all of the states where it conducts business, for the years ending after December 31, 2010.  There are currently no examinations in process as of December 31, 2015.

Pending Accounting Pronouncements

The FASB issued Update No. 2015-16 in September 2015. This guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting has been completed at the acquisition date. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public entities, the guidance in this update is effective for the first interim or annual period beginning after December 15, 2015. This guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.

The FASB issued Update No. 2015-14 in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers.  The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.  This standard may affect an entity’s financial statements, business processes and internal control over financial reporting.  The guidance is effective for the first interim or annual period beginning after December 15, 2016.  The guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.  The Company is assessing this guidance to determine its impact on the Company’s financial position, results of operations and cash flows.

The FASB issued Update No. 2015-02 in February 2015 to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities. The guidance in this update affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the guidance: (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership, (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the investment Company Act of 1940 for registered money market funds. The guidance in this update is effective for the first interim or annual period beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Update No. 2015-01 in January 2015 to simplify income statement presentation requirements by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The guidance in this update is effective for the first interim or annual period beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Cash and Due from Banks

The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2015 was $37.2 million and in 2014 was $33.5 million.

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at December 31 are presented in the following table:

	2015				2014
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$109,602	$132	$(1,334)	$108,400	$144,497	$-	$(2,818)	$141,679
State and municipal	156,402	8,305	-	164,707	157,603	9,453	(4)	167,052
Mortgage-backed	312,846	6,396	(2,546)	316,696	354,631	9,824	(2,936)	361,519
Trust preferred	1,089	-	(66)	1,023	1,348	-	(112)	1,236
Total debt securities	579,939	14,833	(3,946)	590,826	658,079	19,277	(5,870)	671,486
Marketable equity securities	1,223	-	-	1,223	723	-	-	723
Total investments available-for-sale	$581,162	$14,833	$(3,946)	$592,049	$658,802	$19,277	$(5,870)	$672,209

Any unrealized losses in the U.S. government agencies, state and municipal or mortgage-backed securities at December 31, 2015 are the result of changes in interest rates.  These declines are considered temporary in nature and will decline over time and recover as these securities approach maturity.

The mortgage-backed portfolio at December 31, 2015 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($132.4 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($184.3 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At December 31, 2015 the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.1 million with a fair value of $1.0 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the year ended December 31, 2015.  Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1 million at December 31, 2015.  This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at December 31, 2015.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2013	$531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through December 31, 2014	531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through December 31, 2015	$531

Gross unrealized losses and fair values by length of time that the individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following table:

	2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	7	$78,555	$1,020	$314	$1,334
Mortgage-backed	26	140,556	716	1,830	2,546
Trust preferred	1	1,023	-	66	66
Total	34	$220,134	$1,736	$2,210	$3,946

	2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	14	$141,679	$60	$2,758	$2,818
State and municipal	2	1,409	4	-	4
Mortgage-backed	20	108,902	58	2,878	2,936
Trust preferred	1	1,236	-	112	112
Total	37	$253,226	$122	$5,748	$5,870

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

	2015		2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$301	$306	$691	$714
Due after one year through five years	157,710	160,257	47,900	49,385
Due after five years through ten years	168,136	174,677	332,841	340,852
Due after ten years	253,792	255,586	276,647	280,535
Total debt securities available-for-sale	$579,939	$590,826	$658,079	$671,486

At December 31, 2015 and 2014, investments available-for-sale with a book value of $233.2 million and $212.9 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. government agency securities, exceeded ten percent of stockholders' equity at December 31, 2015 and 2014.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at December 31 are presented in the following table:

	2015				2014
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$56,460	$-	$(733)	$55,727	$64,512	$-	$(1,734)	$62,778
State and municipal	149,537	4,297	(148)	153,686	155,261	4,321	(325)	159,257
Mortgage-backed	168	23	-	191	200	25	-	225
Corporate debt	2,100	-	-	2,100	-	-	-	-
Total investments held-to-maturity	$208,265	$4,320	$(881)	$211,704	$219,973	$4,346	$(2,059)	$222,260

Gross unrealized losses and fair values by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31 are presented in the following tables:

	2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	6	$55,727	$456	$277	$733
State and municipal	11	12,369	23	125	148
Total	17	$68,096	$479	$402	$881

	2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$62,778	$-	$1,734	$1,734
State and municipal	41	32,027	18	307	325
Total	49	$94,805	$18	$2,041	$2,059

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

	2015		2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$845	$853	$1,690	$1,694
Due after one year through five years	19,217	20,041	6,763	6,938
Due after five years through ten years	163,125	165,620	163,252	164,787
Due after ten years	25,078	25,190	48,268	48,841
Total debt securities held-to-maturity	$208,265	$211,704	$219,973	$222,260

At December 31, 2015 and 2014, investments held-to-maturity with a book value of $194.3 million and $202.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. government agency securities, exceeded ten percent of stockholders' equity at December 31, 2015 and 2014.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	2015	2014
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	33,067	33,168
Total equity securities	$41,336	$41,437

Securities gains

Gross realized gains and losses on all investments for the years ended December 31 are presented in the following table:

(In thousands)	2015	2014	2013
Gross realized losses from sales of investments available-for-sale	-	-	(3)
Net gains or (losses) from calls of investments available-for-sale	18	2	44
Net gains or (losses) from calls of investments held-to-maturity	18	3	74
Net securities gains	$36	$5	$115

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

Outstanding loan balances at December 31, 2015 and 2014 are net of unearned income including net deferred loan costs of $1.1 million and $0.5 million, respectively.

The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2015	2014
Residential real estate:
Residential mortgage	$796,358	$717,886
Residential construction	129,281	136,741
Commercial real estate:
Commercial owner occupied real estate	678,027	611,061
Commercial investor real estate	719,084	640,193
Commercial acquisition, development and construction	255,980	205,124
Commercial Business	465,765	390,781
Leases	-	54
Consumer	450,875	425,552
Total loans and leases	$3,495,370	$3,127,392

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

Loans to Related Parties

Certain directors and executive officers have loan transactions with the Company. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during the periods indicated:

(In thousands)	2015	2014	2013
Balance at January 1	$21,756	$18,921	$20,494
Additions	8,684	7,060	886
Repayments	(9,390)	(4,225)	(2,459)
Balance at December 31	$21,050	$21,756	$18,921

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

Summary information on the allowance for loan and lease loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2015	2014	2013
Balance at beginning of year	$37,802	$38,766	$42,957
Provision (credit) for loan and lease losses	5,371	(163)	(1,084)
Loan and lease charge-offs	(3,795)	(2,687)	(11,165)
Loan and lease recoveries	1,517	1,886	8,058
Net charge-offs	(2,278)	(801)	(3,107)
Balance at period end	$40,895	$37,802	$38,766

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the years ended December 31:

	2015
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$5,852	$4,267	$9,784	$7,143	$9	$3,592	$6,232	$923	$37,802
Provision (credit)	508	583	727	1,881	(5)	619	1,138	(80)	5,371
Charge-offs	(306)	(739)	(91)	(1,043)	(4)	(998)	(614)	-	(3,795)
Recoveries	475	580	20	3	-	243	145	51	1,517
Net charge-offs	169	(159)	(71)	(1,040)	(4)	(755)	(469)	51	(2,278)
Balance at end of period	$6,529	$4,691	$10,440	$7,984	$-	$3,456	$6,901	$894	$40,895
Total loans and leases	$465,765	$255,980	$719,084	$678,027	$-	$450,875	$796,358	$129,281	$3,495,370
Allowance for loans and leases to total loans and leases ratio	1.40%	1.83%	1.45%	1.18%	na.	0.77%	0.87%	0.69%	1.17%

Balance of loans specifically evaluated for impairment	$5,273	$194	$10,441	$6,580	na.	na.	$6,439	$-	$28,927
Allowance for loans specifically evaluated for impairment	$1,318	$58	$1,489	$510	na.	na.	$-	$-	$3,375
Specific allowance to specific loans ratio	25.00%	29.90%	14.26%	7.75%	na.	na.	na.	na.	11.67%

Balance of loans collectively evaluated	$460,492	$255,786	$708,643	$671,447	na.	$450,875	$789,919	$129,281	$3,466,443
Allowance for loans collectively evaluated	$5,211	$4,633	$8,951	$7,474	na.	$3,456	$6,901	$894	$37,520
Collective allowance to collective loans ratio	1.13%	1.81%	1.26%	1.11%	na.	0.77%	0.87%	0.69%	1.08%

	2014
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,308	$3,754	$9,263	$6,308	$16	$4,142	$7,819	$1,156	$38,766
Provision (credit)	(1,204)	1,042	486	1,094	(7)	119	(1,385)	(308)	(163)
Charge-offs	(729)	(529)	(3)	(265)	-	(834)	(323)	(4)	(2,687)
Recoveries	1,477	-	38	6	-	165	121	79	1,886
Net charge-offs	748	(529)	35	(259)	-	(669)	(202)	75	(801)
Balance at end of period	$5,852	$4,267	$9,784	$7,143	$9	$3,592	$6,232	$923	$37,802

Total loans and leases	$390,781	$205,124	$640,193	$611,061	$54	$425,552	$717,886	$136,741	$3,127,392
Allowance for loans and leases to total loans and leases ratio	1.50%	2.08%	1.53%	1.17%	16.80%	0.84%	0.87%	0.67%	1.21%

Balance of loans specifically evaluated for impairment	$3,894	$2,464	$10,279	$8,941	na.	na.	$3,535	$306	$29,419
Allowance for loans specifically evaluated for impairment	$788	$741	$541	$824	na.	na.	$-	$-	$2,894
Specific allowance to specific loans ratio	20.24%	30.07%	5.26%	9.22%	na.	na.	na.	na.	9.84%

Balance of loans collectively evaluated	$386,887	$202,660	$629,914	$602,120	$54	$425,552	$714,351	$136,435	$3,097,973
Allowance for loans collectively evaluated	$5,064	$3,526	$9,243	$6,319	$9	$3,592	$6,232	$923	$34,908
Collective allowance to collective loans ratio	1.31%	1.74%	1.47%	1.05%	16.80%	0.84%	0.87%	0.68%	1.13%

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions to a borrower experiencing financial difficulty are considered trouble debt restructured loans. All restructurings that constitute concessions to a troubled borrower are considered impaired loans that may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.  At December 31, 2015, restructured loans totaled $11.4 million, of which $4.5 million were accruing and $6.9 million were non-accruing.  The Company has commitments to lend $0.1 million in additional funds on loans that have been restructured at December 31, 2015. Restructured loans at December 31, 2014 totaled $11.6 million, of which $5.5 million were accruing and $6.1 million were non-accruing.  Commitments to lend additional funds on loans that have been restructured at December 31, 2014 amounted to $0.1 million.

The following table provides summary information regarding impaired loans at December 31 and for the years then ended:

(In thousands)	2015	2014	2013
Impaired loans with a specific allowance	$14,208	$11,411	$12,217
Impaired loans without a specific allowance	14,719	18,008	20,306
Total impaired loans	$28,927	$29,419	$32,523

Allowance for loan and lease losses related to impaired loans	$3,375	$2,894	$3,058
Allowance for loan and lease losses related to loans collectively evaluated	37,520	34,908	35,708
Total allowance for loan and lease losses	$40,895	$37,802	$38,766

Average impaired loans for the period	$29,828	$34,331	$38,379
Contractual interest income due on impaired loans during the period	$2,527	$2,339	$2,612
Interest income on impaired loans recognized on a cash basis	$961	$773	$1,374
Interest income on impaired loans recognized on an accrual basis	$274	$280	$473

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at December 31 for the years indicated:

	2015
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,168	$58	$7,791	$3,519	$-	$12,536
Restructured accruing	876	-	-	-	-	876
Restructured non-accruing	156	-	-	640	-	796
Balance	$2,200	$58	$7,791	$4,159	$-	$14,208

Allowance	$1,318	$58	$1,489	$510	$-	$3,375

Impaired loans without a specific allowance
Non-accruing	$974	$-	$518	$793	$2,750	$5,035
Restructured accruing	701	-	2,073	240	577	3,591
Restructured non-accruing	1,398	136	59	1,388	3,112	6,093
Balance	$3,073	$136	$2,650	$2,421	$6,439	$14,719

Total impaired loans
Non-accruing	$2,142	$58	$8,309	$4,312	$2,750	$17,571
Restructured accruing	1,577	-	2,073	240	577	4,467
Restructured non-accruing	1,554	136	59	2,028	3,112	6,889
Balance	$5,273	$194	$10,441	$6,580	$6,439	$28,927

Unpaid principal balance in total impaired loans	$7,158	$4,456	$15,138	$8,555	$7,154	$42,461

	2015

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$4,714	$882	$11,145	$8,218	$4,869	$29,828
Contractual interest income due on impaired loans during the period	$450	$304	$918	$647	$208
Interest income on impaired loans recognized on a cash basis	$273	$11	$226	$347	$104
Interest income on impaired loans recognized on an accrual basis	$113	$-	$107	$11	$43

	2014
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$473	$1,330	$2,288	$5,013	$-	$9,104
Restructured accruing	687	-	-	-	-	687
Restructured non-accruing	308	-	76	1,236	-	1,620
Balance	$1,468	$1,330	$2,364	$6,249	$-	$11,411

Allowance	$788	$741	$541	$824	$-	$2,894

Impaired loans without a specific allowance
Non-accruing	$1,115	$-	$5,792	$1,769	$-	$8,676
Restructured accruing	23	-	2,123	-	2,664	4,810
Restructured non-accruing	1,288	1,134	-	923	1,177	4,522
Balance	$2,426	$1,134	$7,915	$2,692	$3,841	$18,008

Total impaired loans
Non-accruing	$1,588	$1,330	$8,080	$6,782	$-	$17,780
Restructured accruing	710	-	2,123	-	2,664	5,497
Restructured non-accruing	1,596	1,134	76	2,159	1,177	6,142
Balance	$3,894	$2,464	$10,279	$8,941	$3,841	$29,419

Unpaid principal balance in total impaired loans	$5,360	$7,044	$14,926	$10,729	$4,126	$42,185

	2014

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,308	$3,651	$9,327	$8,963	$7,082	$34,331
Contractual interest income due on impaired loans during the period	$311	$352	$730	$859	$87
Interest income on impaired loans recognized on a cash basis	$252	$39	$78	$344	$60
Interest income on impaired loans recognized on an accrual basis	$63	$-	$111	$-	$106

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at December 31 for the years indicated:

	2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,696	$194	$8,368	$6,340	$-	$2,193	$8,822	$418	$30,031
Loans and leases 90 days past due	-	-	-	-	-	-	-	-	-
Restructured loans and leases	1,577	-	2,073	240	-	-	577	-	4,467
Total non-performing loans and leases	5,273	194	10,441	6,580	-	2,193	9,399	418	34,498
Other real estate owned	39	365	433	-	-	690	1,215	-	2,742
Total non-performing assets	$5,312	$559	$10,874	$6,580	$-	$2,883	$10,614	$418	$37,240

	2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,184	$2,464	$8,156	$8,941	$-	$1,668	$3,012	$1,105	$28,530
Loans and leases 90 days past due	-	-	-	-	-	-	-	-	-
Restructured loans and leases	710	-	2,123	-	-	-	2,664	-	5,497
Total non-performing loans and leases	3,894	2,464	10,279	8,941	-	1,668	5,676	1,105	34,027
Other real estate owned	39	365	-	-	-	-	1,408	1,383	3,195
Total non-performing assets	$3,933	$2,829	$10,279	$8,941	$-	$1,668	$7,084	$2,488	$37,222

	2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$119	$-	$616	$1,819	$-	$1,642	$2,602	$-	$6,798
61-90 days	404	-	2,200	849	-	550	986	-	4,989
> 90 days	-	-	-	-	-	-	-	-	-
Total past due	523	-	2,816	2,668	-	2,192	3,588	-	11,787
Non-accrual loans and leases	3,696	194	8,368	6,340	-	2,193	8,822	418	30,031
Loans aquired with deteriorated credit quality	544	-	-	307	-	-	-	-	851
Current loans	461,002	255,786	707,900	668,712	-	446,490	783,948	128,863	3,452,701
Total loans and leases	$465,765	$255,980	$719,084	$678,027	$-	$450,875	$796,358	$129,281	$3,495,370

	2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$759	$-	$2,374	$2,658	$11	$797	$3,064	$-	$9,663
61-90 days	995	320	1,493	156	-	179	836	-	3,979
> 90 days	-	-	-	-	-	-	-	-	-
Total past due	1,754	320	3,867	2,814	11	976	3,900	-	13,642
Non-accrual loans and leases	3,184	2,464	8,156	8,941	-	1,668	3,012	1,105	28,530
Loans acquired with deteriorated credit quality	1,238	-	-	1,773	-	-	-	-	3,011
Current loans	384,605	202,340	628,170	597,533	43	422,908	710,974	135,636	3,082,209
Total loans and leases	$390,781	$205,124	$640,193	$611,061	$54	$425,552	$717,886	$136,741	$3,127,392

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

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at December 31 for the years indicated:

	2015
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$447,439	$255,786	$706,623	$659,281	$2,069,129
Special Mention	797	-	1,509	3,356	5,662
Substandard	17,529	194	10,952	15,390	44,065
Doubtful	-	-	-	-	-
Total	$465,765	$255,980	$719,084	$678,027	$2,118,856
	2014
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$366,367	$201,642	$621,511	$581,575	$1,771,095
Special Mention	8,835	698	3,931	7,669	21,133
Substandard	15,579	2,784	14,751	21,817	54,931
Doubtful	-	-	-	-	-
Total	$390,781	$205,124	$640,193	$611,061	$1,847,159

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at December 31 for the years indicated:

	2015
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$-	$448,682	$786,959	$128,863	$1,364,504
Non-performing:
90 days past due	-	-	-	-	-
Non-accruing	-	2,193	8,822	418	11,433
Restructured loans and leases	-	-	577	-	577
Total	$-	$450,875	$796,358	$129,281	$1,376,514

	2014
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$54	$423,884	$712,210	$135,636	$1,271,784
Non-performing:
90 days past due	-	-	-	-	-
Non-accruing	-	1,668	3,012	1,105	5,785
Restructured loans and leases	-	-	2,664	-	2,664
Total	$54	$425,552	$717,886	$136,741	$1,280,233

During the year ended December 31, 2015, the Company restructured $1.9 million in loans that were designated as troubled debt restructurings.  Modifications consisted principally of interest rate concessions.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2015 have specific reserves of $0.5 million at December 31, 2015.  For the year ended December 31, 2014, the Company restructured $1.6 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2014 had specific reserves of $0.1 million thousand at December 31, 2014.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Year Ended December 31, 2015
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$1,003	$-	$-	$240	$-	$1,243
Restructured non-accruing	-	-	-	639	-	639
Balance	$1,003	$-	$-	$879	$-	$1,882

Specific allowance	$303	$-	$-	$149	$-	$452

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2014
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$75	$-	$1,284	$-	$-	$1,359
Restructured non-accruing	92	192	-	-	-	284
Balance	$167	$192	$1,284	$-	$-	$1,643

Specific allowance	$99	$-	$-	$-	$-	$99

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $2.7 million and $3.2 million at December 31, 2015 and 2014, respectively.  At December 31, 2015, $1.9 million of the other real estate owned was comprised of  consumer mortgage loans.

Note 6 – Premises and Equipment

Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2015	2014
Land	$9,954	$9,954
Buildings and leasehold improvements	61,357	63,219
Equipment	31,419	37,758
Total premises and equipment	102,730	110,931
Less: accumulated depreciation and amortization	(49,516)	(61,529)
Net premises and equipment	$53,214	$49,402

Depreciation and amortization expense for premises and equipment amounted to $4.6 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

Total rental expense of premises and equipment, net of rental income, for the years ended December 31, 2015, 2014 and 2013 was $7.3 million, $7.6 million and $7.4 million, respectively. Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises.

Future minimum lease payments, including any additional rents due to escalation clauses, for all non-cancelable operating leases within the years ending December 31 are presented in the table below:

Operating
(In thousands)	Leases
2016	$6,589
2017	5,525
2018	4,391
2019	4,489
2020	3,905
Thereafter	17,109
Total minimum lease payments	$42,008

Note 7 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2015			Weighted	2014			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$-	$-	$-	-	$9,716	$(9,716)	$-	-
Other identifiable intangibles	8,623	(8,485)	138	2.0 years	8,623	(8,113)	510	1.7 years
Total amortizing intangible assets	$8,623	$(8,485)	$138		$18,339	$(17,829)	$510

Goodwill	$84,171		$84,171		$84,171		$84,171

The following table presents the net carrying amount of goodwill by segment for the periods indicated:

	Community		Investment
(In thousands)	Banking	Insurance	Management	Total
Balance December 31, 2013	$69,991	$5,191	$8,989	$84,171
Acquisition fair value adjustment	-	-	-	-
Balance December 31, 2014	69,991	5,191	8,989	84,171
No Activity	-	-	-	-
Balance December 31, 2015	$69,991	$5,191	$8,989	$84,171

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2016	$94
2017	17
2018	16
2019	11
Total amortizing intangible assets	$138

Note 8  – Deposits

The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2015	2014
Noninterest-bearing deposits	$1,001,841	$993,737
Interest-bearing deposits:
Demand	570,333	534,605
Money market savings	898,655	828,494
Regular savings	284,457	264,751
Time deposits of less than $100,000	248,172	239,857
Time deposits of $100,000 or more	260,272	205,065
Total interest-bearing deposits	2,261,889	2,072,772
Total deposits	$3,263,730	$3,066,509

Demand deposit overdrafts reclassified as loan balances were $1.4 million and $2.2 million at December 31, 2015 and 2014, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2016	$251,383
2017	140,535
2018	46,321
2019	37,986
Thereafter	32,219
Total time deposits	$508,444

The Company's time deposits of $100,000 or more represented 8.0% of total deposits at December 31, 2015 and are presented by maturity in the following table:

	Months to Maturity
	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	to 12	12	Total
Time deposits--$100 thousand or more	$35,887	$31,978	$49,942	$142,465	$260,272

Interest expense on time deposits of $100,000 or more amounted to $2.2 million, $1.5 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 9 – Borrowings

Information relating to retail repurchase agreements and other short-term borrowings is presented in the following table at and for the years ending December 31:

	2015		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Retail repurchase agreements	$109,145	0.23%	$74,432	0.24%	$53,842	0.20%
Average for the Year:
Retail repurchase agreements	$110,776	0.23%	$70,097	0.23%	$55,769	0.26%
Maximum Month-end Balance:
Retail repurchase agreements	$128,511		$82,702		$59,410

The Company pledges U.S. Agencies and Corporate securities, based upon their market values, as collateral for 102.5% of the principal and accrued interest of its retail repurchase agreements.

At December 31, 2015, the Company has an available line of credit for $1.4 billion with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $1.4 billion based on pledged collateral at prevailing market interest rates with $685.0 million borrowed against it at December 31, 2015.  At December 31, 2014, lines of credit totaled $1.3 billion under which $1.0 billion was available based on pledged collateral with $655.0 million borrowed against it as of December 31, 2014.  Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $677.3 million, commercial loans amounting to $932.8 million, home equity lines of credit (“HELOC”) amounting to $323.0 million and multifamily loans amounting to $23.5 million at December 31, 2015 as collateral under the borrowing agreement with the FHLB.  At December 31, 2014 the Company had pledged collateral of qualifying mortgage loans of $601.7 million, commercial loans of $757.4 million, HELOC loans of $331.7 million and multifamily loans of $8.0 million under the FHLB borrowing agreement.  The Company also had lines of credit available from the Federal Reserve and correspondent banks of $375.1 million and $356.9 million at December 31, 2015 and 2014, respectively, collateralized by loans and state and municipal securities. In addition, the Company had unsecured lines of credit with correspondent banks of $70.0 million and $55.0 million at December 31, 2015 and 2014, respectively.  At December 31, 2015 there were no outstanding borrowings against these lines of credit.

Advances from FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2015		2014
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amounts	Rate	Amounts	Rate
Maturity:
One year	$280,000	0.38%	$250,000	0.20%
Two years	75,000	3.48	-	-
Three years	160,000	2.45	75,000	3.48
Four years	80,000	3.50	160,000	2.45
Five years	80,000	3.54	80,000	3.50
After five years	10,000	3.49	90,000	3.53
Total advances from FHLB	$685,000	1.98	$655,000	1.99

Note 10 – SUBORDINATED DEBENTURES

The Company formed Sandy Spring Capital Trust II (“Capital Trust”) to facilitate the pooled placement issuance of $35.0 million of trust preferred securities on August 10, 2004. In conjunction with this issuance, the Company issued subordinated debt to the Capital Trust.  The subordinated debt converted from a fixed rate interest of 6.35% at July 7, 2009 to a variable rate, adjusted quarterly, equal to 225 basis points over the three month Libor.  At December 31, 2015, the rate on the subordinated debt was 2.57%.  The obligations of the Company under the debt are subordinated to all other debt except other trust preferred securities, which may have equal subordination.  The debt has a maturity date of October 7, 2034, but may be called by the Company at any time subsequent to October 7, 2009 on each respective quarterly distribution date.

Note 11 – Stockholders’ Equity

The Company’s Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share).  Issued shares have been classified as common stock.  The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004.  Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock.  The Company has reserved 45,000 authorized but unissued shares of common stock for purchase under the plan.  Purchases are made at the fair market value of the stock on the purchase date.  At December 31, 2015, there were 25,549 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which was authorized on July 1, 2011.  The Company has reserved 300,000 authorized but unissued shares of common stock for purchase under the current version of the plan.  Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month.  The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors.  At December 31, 2015, there were 178,387 shares available for issuance under this plan.

The Company re-approved the stock repurchase program in August 2015.  The current program permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  During 2015, 870,450 shares were repurchased for a total cost of $22.6 million.  The stock repurchase program in effect prior to August 2015 permitted the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares.  During 2014, 38,032 shares were repurchased for a total cost of $0.9 million.  No shares were repurchased during 2013.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2015, the Bank could have paid additional dividends of $51.6 million to its parent company without regulatory approval.  In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million which was outstanding at December 31, 2015. There were no other loans outstanding between the Bank and the Company at December 31, 2015 and 2014, respectively.

Note 12 – Share Based Compensation

At December 31, 2015, the Company had two share-based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”).  The Omnibus Sock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised.  The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, all of which are available for issuance at December 31, 2015, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.  At December 31, 2015, no stock options or awards had been granted from this plan.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the years ended December 31 are presented in the following table:

	2015	2014	2013
Dividend yield	3.40%	3.04%	2.80%
Weighted average expected volatility	42.98%	46.78%	53.87%
Weighted average risk-free interest rate	1.42%	1.56%	0.83%
Weighted average expected lives (in years)	5.42	5.08	5.34
Weighted average grant-date fair value	$7.63	$8.05	$7.99

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. Compensation expense of $1.9 million, $1.7 million and $1.5 million was recognized for the years ended December 31, 2015, 2014 and 2013, respectively, related to the awards of stock options and restricted stock grants.  The intrinsic value for the stock options exercised was $0.5 million, $0.1 million and $0.1 million in the years ended December 31, 2015, 2014 and 2013, respectively. The total of unrecognized compensation cost related to stock options was approximately $0.2 million as of December 31, 2015.  That cost is expected to be recognized over a weighted average period of approximately 1.8 years.  The total of unrecognized compensation cost related to restricted stock was approximately $3.9 million as of December 31, 2015.  That cost is expected to be recognized over a weighted average period of approximately 3.2 years.  The fair value of the options vested during the years ended December 31, 2015, 2014 and 2013, was $0.2 million, $0.2 million and $0.2 million, respectively.

In the first quarter of 2015, 21,245 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  Additionally, 79,860 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting on April 1st of each year.  There were no additional stock options or shares of restricted stock granted during the remainder of 2015.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2015	224,381	$20.88		$1,300
Granted	21,245	$26.20		$-
Exercised	(39,787)	$15.12		$458
Forfeited or expired	(71,708)	$27.86		$-
Balance at December 31, 2015	134,131	$19.70	3.3	$974
Exercisable at December 31, 2015	93,330	$17.45	2.2	$887

Weighted average fair value of options
granted during the year		$7.63

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2015	226,871	$21.07
Granted	79,860	$26.20
Vested	(81,883)	$19.97
Forfeited	(6,277)	$22.97
Restricted stock at December 31, 2015	218,571	$23.30

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

The Plan’s funded status at December 31 is as follows:

(In thousands)	2015	2014
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$42,629	$33,559
Interest cost	1,629	1,600
Actuarial gain (loss)	(212)	367
Benefit payments	(1,971)	(1,406)
Increase (decrease) related to change in assumptions	(2,659)	8,509
Projected obligation at December 31	39,416	42,629
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	33,200	33,244
Actual return on plan assets	(546)	1,362
Benefit payments	(1,971)	(1,406)
Fair value of plan assets at December 31	30,683	33,200

Funded status at December 31	$(8,733)	$(9,429)

Accumulated benefit obligation at December 31	$39,416	$42,629

Unrecognized net actuarial loss	$13,038	$14,774
Net periodic pension cost not yet recognized	$13,038	$14,774

Weighted-average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2015	2014	2013
Discount rate	4.26%	3.91%	4.77%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2015	2014	2013
Interest cost on projected benefit obligation	$1,629	$1,600	$1,550
Expected return on plan assets	(1,622)	(1,971)	(1,668)
Recognized net actuarial loss	1,032	251	1,255
Adjustment due to settlement accounting for termination liability	-	-	269
Net periodic benefit cost	$1,039	$(120)	$1,406

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2015	2014	2013
Discount rate	3.91%	4.77%	4.00%
Expected return on plan assets	5.00%	6.00%	5.50%
Rate of compensation increase	N/A	N/A	N/A

The expected rate of return on assets of 5.00% reflects the Plan’s predominant investment of assets in equity securities and an analysis of the average rate of return of the S&P 500 index and 10 year U. S. Treasury bonds over the past 10 years.

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

Unrecognized
Net
(In thousands)	Gain/(Loss)
Included in accumulated other comprehensive income (loss) at January 1, 2013	$14,879
Reductions during the year	(3,969)
Reclassifications due to recognition as net periodic pension cost	(1,255)
Decrease related to change in assumptions	(4,099)
Excess if distributions over reduction in projected benefit obligations	254
Loss recognized due to settlement	(271)
Included in accumulated other comprehensive income (loss) as of December 31, 2013	5,539
Additions during the year	977
Reclassifications due to recognition as net periodic pension cost	(251)
Increase related to change in assumptions	8,509
Included in accumulated other comprehensive income (loss) as of December 31, 2014	14,774
Additions during the year	1,955
Reclassifications due to recognition as net periodic pension cost	(1,032)
Decrease related to change in assumptions	(2,659)
Included in accumulated other comprehensive income (loss) as of December 31, 2015	13,038
Applicable tax effect	(5,175)
Included in accumulated other comprehensive income (loss) net of tax effect at December 31, 2015	$7,863

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$1,135

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2015	2014	2013
Net actuarial loss	$(13,038)	$(14,774)	$(5,539)
Net periodic benefit cost not yet recognized	$(13,038)	$(14,774)	$(5,539)

Pension Plan Assets

The Company’s pension plan weighted average allocations at December 31 are presented in the following table:

	2015	2014
Asset Category:
Cash and certificates of deposit	9.7%	4.6%
Equity Securities:	71.6	69.4
Debt Securities	18.7	26.0
Total pension plan assets	100.0%	100.0%

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

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 70% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets.  Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased.  The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio.  Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years.  Fixed income investments must carry an “A” or better rating by a recognized credit rating agency.  Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio.  The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited.  Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted.  Foreign currency-denominated debt instruments are not permitted. At December 31, 2015, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance.  Investment performance is measured against industry accepted benchmarks.  The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values

The fair values of the Company’s pension plan assets by asset category at December 31 are presented in the following tables:

	2015
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$2,853	$-	$-	$2,853
Equity Securities:
Industrials	2,020	-	-	2,020
Financials	2,025	-	-	2,025
Telecommunication services	1,060	-	-	1,060
Consumer	3,061	-	-	3,061
Health care	2,355	-	-	2,355
Information technology	3,156	-	-	3,156
Energy	758	-	-	758
Materials	367	-	-	367
Equity-based mutual funds	5,205	-	-	5,205
Other	1,949	-	-	1,949
Total equity securities	21,956	-	-	21,956
Fixed income securities:
Corporate bonds	-	5,750	-	5,750
Other	124	-	-	124
Total pension plan assets	$24,933	$5,750	$-	$30,683

	2014
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$1,381	$-	$-	$1,381
Equity Securities:
Industrials	2,853	-	-	2,853
Financials	1,881	-	-	1,881
Telecommunication services	1,279	-	-	1,279
Consumer	3,769	-	-	3,769
Health care	3,047	-	-	3,047
Information technology	4,378	-	-	4,378
Energy	2,301	-	-	2,301
Materials	1,190	-	-	1,190
Other	2,355	-	-	2,355
Total equity securities	23,053	-	-	23,053
Fixed income securities:
Corporate bonds	-	8,623	-	8,623
Other	143	-	-	143
Total pension plan assets	$24,577	$8,623	$-	$33,200

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  Given these uncertainties, management continues to monitor the funding level of the pension plan and may make contributions as necessary during 2016.

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December 31 are presented in the following table:

Pension
(In thousands)	Benefits
2016	$1,596
2017	1,460
2018	1,482
2019	1,806
2020	1,660
2021 - 2025	10,744

Cash and Deferred Profit Sharing Plan

The Sandy Spring Bank 401(k) Plan includes a 401(k) provision with a Company match. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service.  Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations.  The Company matching contribution vests immediately.  The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan.  The Company’s matching contribution to the 401(k) Plan that are included in non-interest expenses totaled $2.0 million, $1.8 million and $ 1.7 million in 2015, 2014 and 2013, respectively.

Executive Incentive Retirement Plan

The Executive Incentive Retirement Plan is a non-qualified deferred compensation defined contribution plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. This level of performance is determined annually by the board of directors.  Benefit costs related to the Plan included in non-interest expense for 2015, 2014 and 2013 were $0.2 million, $0.4 million, and $0.3 million, respectively.

Note 14 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2015	2014	2013
Letter of credit fees	$790	$706	$881
Extension fees	503	560	558
Other income	5,521	4,219	5,260
Total other non-interest income	$6,814	$5,485	$6,699

(In thousands)	2015	2014	2013
Professional fees	$4,819	$4,544	$4,479
Other real estate owned	76	100	(303)
Postage and delivery	1,173	1,286	1,299
Communications	1,587	1,507	1,606
Other expenses	10,896	10,581	9,129
Total other non-interest expense	$18,551	$18,018	$16,210

Note 15 – Income Taxes

The following table provides the components of income tax expense for the years ended December 31:

(In thousands)	2015	2014	2013
Current income taxes:
Federal	$17,890	$13,671	$15,391
State	4,140	3,103	3,824
Total current	22,030	16,774	19,215
Deferred income taxes:
Federal	10	554	2,743
State	(13)	254	605
Total deferred	(3)	808	3,348
Total income tax expense	$22,027	$17,582	$22,563

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

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:

(In thousands)	2015	2014
Deferred Tax Assets:
Allowance for loan and lease losses	$16,231	$15,022
Employee benefits	1,852	1,779
Pension plan OCI	5,175	5,873
Deferred loan fees and costs	315	212
Non-qualified stock option expense	522	503
Losses on other real estate owned	32	98
Other than temporary impairment	322	322
Loan and deposit premium/discount	293	476
Reserve for recourse loans	199	199
Loss carryforward	-	273
Other	9	6
Gross deferred tax assets	24,950	24,763
Valuation allowance	-	(287)
Net deferred tax assets	24,950	24,476

Deferred Tax Liabilities:
Unrealized gains on investments available-for-sale	(4,319)	(5,327)
Pension plan costs	(1,709)	(2,124)
Depreciation	(1,338)	(55)
Intangible assets	(1,542)	(1,276)
Bond accretion	(228)	(174)
Other	(18)	(16)
Gross deferred tax liabilities	(9,154)	(8,972)
Net deferred tax asset	$15,796	$15,504

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2015		2014		2013
		Percentage of		Percentage of		Percentage of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$23,584	35.0%	$19,523	35.0%	$23,445	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(3,457)	(5.1)	(3,468)	(6.2)	(3,185)	(4.7)
Bank-owned life insurance	(900)	(1.3)	(855)	(1.5)	(875)	(1.3)
State income taxes, net of federal income tax benefits	2,687	4.0	2,182	3.9	2,879	4.3
Other, net	113	0.1	200	0.4	299	0.4
Total income tax expense and rate	$22,027	32.7%	$17,582	31.6%	$22,563	33.7%

The variability in the effective tax rate over the three year period was due primarily to the proportion of tax exempt income compared to income before taxes for each year.

Note 16 – Net Income per Common Share

The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2015	2014	2013
Net income	$45,355	$38,200	$44,422

Basic:
Basic weighted average EPS shares	24,609	25,047	24,961

Basic net income per share	$1.84	$1.53	$1.78

Diluted:
Basic weighted average EPS shares	24,609	25,047	24,961
Dilutive common stock equivalents	89	92	114
Dilutive EPS shares	24,698	25,139	25,075

Diluted net income per share	$1.84	$1.52	$1.77

Anti-dilutive shares	7	56	164

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2013	$20,258	$(8,946)	$11,312
Period change, net of tax	(19,900)	5,618	(14,282)
Balance at December 31, 2013	358	(3,328)	(2,970)
Period change, net of tax	7,720	(5,573)	2,147
Balance at December 31, 2014	8,078	(8,901)	(823)
Period change, net of tax	(1,512)	1,038	(474)
Balance at December 31, 2015	$6,566	$(7,863)	$(1,297)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$36	$5	$115
Income before taxes	36	5	115
Tax expense	14	2	46
Net income	$22	$3	$69

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$1,736	$(9,235)	$9,340
Income before taxes	1,736	(9,235)	9,340
Tax expense	698	(3,662)	3,722
Net income	$1,038	$(5,573)	$5,618
(1)	This amount is included in the computation of net periodic benefit cost, see Note 13

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

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2015	2014
Commercial real estate development and construction	$234,552	$212,628
Residential real estate-development and construction	80,935	100,264
Real estate-residential mortgage	23,375	12,667
Lines of credit, principally home equity and business lines	879,326	810,552
Standby letters of credit	66,012	58,144
Total Commitments to extend credit and available credit lines	$1,284,200	$1,194,255

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Any amounts due to the Company will be expected to be collected from the borrower.   Management reviews this credit exposure on a monthly basis.  At December 31, 2015 and 2014, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance and therefore no component of credit loss was factored into the valuation of the swaps.  A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2015
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$9,942	$(1,312)	7.4	4.15%	5.34%
Pay Variable/Receive Fixed Swaps	9,942	1,312	7.4	5.34%	4.15%
Total Swaps	$19,884	$-	7.4	4.74%	4.74%

	2014
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$10,425	$(1,501)	8.5	2.53%	5.31%
Pay Variable/Receive Fixed Swaps	10,425	1,501	8.5	5.31%	2.53%
Total Swaps	$20,850	$-	8.5	3.92%	3.92%

The estimated fair value of the swaps at December 31 for the periods indicated in the table above were recorded in other assets and other liabilities.  The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 19 – Litigation

The Company and its subsidiaries are subject in the ordinary course of business to various pending or threatened legal proceedings in which claims for monetary damages are asserted.  During 2014, the Company accrued $6.5 million for litigation expenses as a result of an adverse jury verdict rendered in the second quarter of 2014 associated with the actions of a former employee of CommerceFirst Bank, which was acquired in 2012. In the fourth quarter of 2015, as a result of a settlement of all claims, including claims for a contribution from its insurer relating to this litigation, the Company reversed $4.5 million in the previously accrued litigation expenses.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the December 31 for the years indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2015
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Residential mortgage loans held for sale	$-	$15,457	$-	$15,457
Investments available-for-sale:
U.S. government agencies	-	108,400	-	108,400
State and municipal	-	164,707	-	164,707
Mortgage-backed	-	316,696	-	316,696
Trust preferred	-	-	1,023	1,023
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,312	-	1,312

Liabilities
Interest rate swap agreements	$-	$(1,312)	$-	$(1,312)

	2014
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Residential mortgage loans held for sale	$-	$10,512	$-	$10,512
Investments available-for-sale:
U.S. government agencies	-	141,679	-	141,679
State and municipal	-	167,052	-	167,052
Mortgage-backed	-	361,519	-	361,519
Trust preferred	-	-	1,236	1,236
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,501	-	1,501

Liabilities
Interest rate swap agreements	$-	$(1,501)	$-	$(1,501)

The following table provides unrealized losses included in assets measured in the Consolidated Statements of Condition at fair value on a recurring basis for the periods indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2015	$1,236
Principal redemption	(259)
Total unrealized losses included in other comprehensive income (loss)	46
Balance at December 31, 2015	$1,023

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31 for the year indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2015
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$9,349	$9,349	$10,348
Other real estate owned	-	-	2,742	2,742	(80)
Total	$-	$-	$12,091	$12,091	$10,268

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

At December 31, 2015, impaired loans totaling $28.9 million were written down to fair value of $25.5 million as a result of specific loan loss allowances of $3.4 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $29.4 million were written down to fair value of $26.5 million at December 31, 2014 as a result of specific loan loss allowances of $2.9 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:

			Fair Value Measurements
	2015		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$249,601	$253,040	$-	$253,040	$-
Loans, net of allowance	3,454,475	3,526,807	-	-	3,526,807
Other assets	90,866	90,866	-	90,866	-

Financial Liabilities
Time Deposits	$508,444	$508,000	$-	$508,000	$-
Securities sold under retail repurchase agreements and
federal funds purchased	109,145	109,145	-	109,145	-
Advances from FHLB	685,000	704,410	-	704,410	-
Subordinated debentures	35,000	14,694	-	-	14,694

			Fair Value Measurements
	2014		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$261,410	$263,697	$-	$263,697	$-
Loans, net of allowance	3,089,590	3,118,635	-	-	3,118,635
Other assets	88,657	88,657	-	88,657	-

Financial Liabilities
Time Deposits	$444,922	$444,729	$-	$444,729	$-
Securities sold under retail repurchase agreements and
federal funds purchased	74,432	74,432	-	74,432	-
Advances from FHLB	655,000	679,163	-	679,163	-
Subordinated debentures	35,000	13,276	-	-	13,276

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at December 31, 2015 and 2014, respectively, as determined by the each insurance carrier.  The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

Note 21 – Parent Company Financial Information

Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statement of Condition
	December 31,
(In thousands)	2015	2014
Assets
Cash and cash equivalents	$9,154	$12,088
Investments available-for-sale (at fair value)	1,223	723
Investments held-to-maturity	2,100	-
Investment in subsidiary	511,841	508,821
Loan to subsidiary	35,000	35,000
Other assets	352	342
Total assets	$559,670	$556,974

Liabilities
Subordinated debentures	$35,000	$35,000
Accrued expenses and other liabilities	243	223
Total liabilities	35,243	35,223
Stockholders’ Equity
Common stock	24,296	25,045
Additional paid in capital	175,588	194,647
Retained earnings	325,840	302,882
Accumulated other comprehensive income	(1,297)	(823)
Total stockholders’ equity	524,427	521,751
Total liabilities and stockholders’ equity	$559,670	$556,974

Statements of Income
	Year Ended December 31,
(In thousands)	2015	2014	2013
Income:
Cash dividends from subsidiary	$42,580	$19,530	$16,585
Other income	995	902	931
Total income	43,575	20,432	17,516
Expenses:
Interest	899	881	895
Other expenses	1,123	1,060	1,044
Total expenses	2,022	1,941	1,939
Income before income taxes and equity in undistributed income of subsidiary	41,553	18,491	15,577
Income tax benefit	(308)	(266)	(271)
Income before equity in undistributed income of subsidiary	41,861	18,757	15,848
Equity in undistributed income of subsidiary	3,494	19,443	28,574
Net income	$45,355	$38,200	$44,422

Statements of Cash Flows
	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$45,355	$38,200	$44,422
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(3,494)	(19,443)	(28,574)
Dividends receivable from subsidiary bank
Share based compensation expense	1,979	1,452	1,688
Other-net	10	(261)	(43)
Net cash provided by operating activities	43,850	19,948	17,493
Cash Flows from Investing Activities:
Purchase of investment available-for-sale	(2,600)	-	-
Net cash used by investing activities	(2,600)	-	-
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	487	394	153
Tax benefit from stock options exercised	350	321	-
Repurchase of common stock	(22,624)	(910)	-
Dividends paid	(22,397)	(19,216)	(16,130)
Net cash provided (used) by financing activities	(44,184)	(19,411)	(15,977)
Net increase (decrease) in cash and cash equivalents	(2,934)	537	1,516
Cash and cash equivalents at beginning of year	12,088	11,551	10,035
Cash and cash equivalents at end of year	$9,154	$12,088	$11,551

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2015 and 2014, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2015, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015:
Total Capital to risk-weighted assets
Company	$519,179	14.25%	$291,444	8.00%	N/A	N/A
Sandy Spring Bank	$505,510	13.90%	$290,920	8.00%	$363,650	10.00%
Tier 1 Capital to risk-weighted assets
Company	$478,284	13.13%	$218,583	6.00%	N/A	N/A
Sandy Spring Bank	$429,615	11.81%	$218,190	6.00%	$290,920	8.00%
Common Equity Tier 1 Capital to risk-
weighted assets
Company	$443,284	12.17%	$163,937	4.50%	N/A	N/A
Sandy Spring	$429,615	11.81%	$163,642	4.50%	$236,372	6.50%
Tier 1 Leverage
Company	$478,284	10.60%	$180,463	4.00%	N/A	N/A
Sandy Spring Bank	$429,615	9.53%	$180,279	4.00%	$225,349	5.00%

As of December 31, 2014:
Total Capital to risk-weighted assets
Company	$511,845	15.06%	$271,925	8.00%	N/A	N/A
Sandy Spring Bank	$497,832	14.66%	$271,676	8.00%	$339,595	10.00%
Tier 1 Capital to risk-weighted assets
Company	$474,042	13.95%	$135,962	4.00%	N/A	N/A
Sandy Spring Bank	$425,029	12.52%	$135,838	4.00%	$203,757	6.00%
Tier 1 Leverage
Company	$474,042	11.26%	$126,261	3.00%	N/A	N/A
Sandy Spring Bank	$425,029	10.11%	$126,152	3.00%	$210,254	5.00%

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2015, 2014 and 2013, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2015, 2014 and 2013, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.1 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2015, 2014 and 2013, respectively.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:

	2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$158,313	$1	$4	$(6)	$158,312
Interest expense	20,119	-	-	(6)	20,113
Provision (credit) for loan and lease losses	5,371	-	-	-	5,371
Non-interest income	53,398	5,516	7,104	(16,117)	49,901
Non-interest expenses	122,183	5,189	4,092	(16,117)	115,347
Income before income taxes	64,038	328	3,016	-	67,382
Income tax expense	20,710	141	1,176	-	22,027
Net income	$43,328	$187	$1,840	$-	$45,355

Assets	$4,656,573	$5,542	$12,658	$(19,393)	$4,655,380

	2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$148,366	$6	$11	$(17)	$148,366
Interest expense	18,835	-	-	(17)	18,818
Provision (credit) for loan and lease losses	(163)	-	-	-	(163)
Non-interest income	38,388	5,386	6,798	(3,701)	46,871
Non-interest expenses	115,577	5,290	3,634	(3,701)	120,800
Income before income taxes	52,505	102	3,175	-	55,782
Income tax expense	16,300	43	1,239	-	17,582
Net income	$36,205	$59	$1,936	$-	$38,200

Assets	$4,399,133	$5,842	$11,913	$(19,756)	$4,397,132

	2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$149,347	$9	$16	$(25)	$149,347
Interest expense	19,458	-	-	(25)	19,433
Provision (credit) for loan and lease losses	(1,084)	-	-	-	(1,084)
Non-interest income	36,588	5,280	6,284	(641)	47,511
Non-interest expenses	104,392	4,392	3,381	(641)	111,524
Income before income taxes	63,169	897	2,919	-	66,985
Income tax expense	21,060	363	1,140	-	22,563
Net income	$42,109	$534	$1,779	$-	$44,422

Assets	$4,143,368	$13,990	$18,132	$(69,390)	$4,106,100

Note 24 – Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for the years ended December 31 is provided in the following tables:

	2015
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$38,072	$38,849	$40,317	$41,074
Interest expense	4,699	4,916	5,201	5,297
Net interest income	33,373	33,933	35,116	35,777
Provision for loan and lease losses	597	1,218	1,706	1,850
Non-interest income	13,159	12,109	12,390	12,243
Non-interest expense	29,244	29,477	29,630	26,996
Income before income taxes	16,691	15,347	16,170	19,174
Income tax expense	5,466	5,014	5,175	6,372
Net income	$11,225	$10,333	$10,995	$12,802

Basic net income per share	$0.45	$0.42	$0.45	$0.53
Diluted net income per share	$0.45	$0.42	$0.45	$0.52

	2014
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$36,250	$36,991	$37,150	$37,975
Interest expense	4,658	4,682	4,730	4,748
Net interest income	31,592	32,309	32,420	33,227
Provision (credit) for loan and lease losses	(982)	158	(192)	853
Non-interest income	11,249	11,694	12,590	11,338
Non-interest expense	27,549	34,141	28,632	30,478
Income before income taxes	16,274	9,704	16,570	13,234
Income tax expense	5,346	2,722	5,428	4,086
Net income	$10,928	$6,982	$11,142	$9,148

Basic net income per share	$0.44	$0.28	$0.44	$0.37
Diluted net income per share	$0.43	$0.28	$0.44	$0.36

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2015 Changes In Internal Controls Over Financial Reporting

No change occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2015.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management’s annual report on internal control over financial reporting is located on page 58 of this report.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related   Stockholder Matters

The material labeled “Owners of More than 5% of Bancorp’s Common Stock” and, "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from “Equity Compensation Plans” on page 27.

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

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

   Consolidated Statements of Condition at December 31, 2015 and 2014

   Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

   Consolidates Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

   Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013

   Notes to the Consolidated Financial Statements

   Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

Exhibit No.	Description	Incorporated by Reference to:
3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065
3(b)	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Exhibit 3(b) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
3(c)	Bylaws of Sandy Spring Bancorp, Inc.
4(a)

No long-term debt instrument issued by the Company exceeds 10% of consolidated assets or is registered.  In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company will furnish the SEC copies of all long-term debt instruments and related agreements upon request.

10(a)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, SEC File No. 0-19065
10(b)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065
10(c)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10.1 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065
10(d)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10(e)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065
10(f)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, File No. 333-166808
10(g)*	Sandy Spring Bank Executive Incentive Retirement Plan	Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065
10(h)*	Form of Amendment to Directors’ Fee Deferral Agreement	Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10(i)*	Sandy Spring Bancorp, Inc. 2011 Employee Stock Purchase Plan	Appendix A of the Definitive Proxy Statement filed on March 28, 2011, SEC File No. 0-19065
10(j)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(m) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
10(k)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Joseph J. O’Brien, Jr.	Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065
10(l)*	Executive Team Incentive Plan	Exhibit 10.1 to Form 8-K filed on March 31, 2011, SEC File No. 0-19065
10(m)*	Second Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider dated January 1, 2009	Exhibit 10.1 to Form 8-K dated March 7, 2013, SEC File No. 0-19065
10(n)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Philip J. Mantua dated January 13, 2012	Exhibit 10.2 to Form 8-K dated March 7, 2013, SEC File No. 0-19065
10(o)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Joseph J. O’Brien, Jr. dated January 13, 2012	Exhibit 10.3 to Form 8-K dated March 7, 2013, SEC File No. 0-19065
10(p)*	Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and R. Louis Caceres dated March 9, 2012	Exhibit 10.4 to Form 8-K dated March 7, 2013, SEC File No. 0-19065
10(q)*	Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Ronald E. Kuykendall dated March 7, 2013	Exhibit 10(t) to Form 10-K for the year ended December 31, 2013, SEC File No. 0-19065
10(r)*	Sandy Spring Bancorp, Inc. 2015 Omnibus Incentive Plan	Appendix A of the Definitive Proxy Statement filed on March 31, 2015, SEC File No. 0-19065
21	Subsidiaries
23(a)	Consent of Ernst and Young LLP
31(a)	Rule 13a-14(a)/15d-14(a) Certification
31(b)	Rule 13a-14(a)/15d-14(a) Certification
32(a)	18 U.S.C. Section 1350 Certification
32(b)	18 U.S.C. Section 1350 Certification
101

The following materials from the Sandy Spring Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) related notes.

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
Daniel J. Schrider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 4, 2016.

	Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
	/s/ Daniel J. Schrider	/s/ Philip J. Mantua
	Daniel J. Schrider	Philip J. Mantua
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

	Signature	Title

	/s/ Mona Abutaleb	Director
Mona Abutaleb

	/s/ Ralph F. Boyd, Jr.	Director
Ralph F. Boyd, Jr.

	/s/ Mark E. Friis	Director
Mark E. Friis

	/s/ Susan D. Goff	Director
Susan D. Goff

	/s/ Robert E. Henel, Jr.	Director
Robert E. Henel, Jr.

	/s/ Pamela A. Little	Director
Pamela A. Little

	/s/ James J. Maiwurm	Director
James J. Maiwurm

	/s/ Gary G. Nakamoto	Director
Gary G. Nakamoto

	/s/ Robert L. Orndorff	Director
Robert L. Orndorff

	/s/ Craig A. Ruppert	Director
Craig A. Ruppert

	/s/ Dennis A. Starliper	Director
Dennis A. Starliper