Form 10-Q
period 2016-03-31
SANDY SPRING BANCORP INC
filed 2016-05-05
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes            No   X

The number of outstanding shares of common stock outstanding as of May 5, 2016

Common stock, $1.00 par value – 23,864,132 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
March 31, 2016 and December 31, 2015	4

Condensed Consolidated Statements of Income - Unaudited for the Three Months
Ended March 31, 2016 and 2015	5

Condensed Consolidated Statements of Comprehensive Income – Unaudited for
the Three Months Ended March 31, 2016 and 2015	6

Condensed Consolidated Statements of Cash Flows – Unaudited for the Three
Months Ended March 31, 2016 and 2015	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Three Months Ended March 31, 2016 and 2015	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	54

Item 4. CONTROLS AND PROCEDURES	54

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	54

Item 1A. RISK FACTORS	54

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54

Item 3. DEFAULTS UPON SENIOR SECURITIES	55

Item 4. MINE SAFETY DISCLOSURES	55

Item 5. OTHER INFORMATION	55

Item 6. EXHIBITS	55

SIGNATURES	56

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risk and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2015 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Assets
Cash and due from banks	$43,228	$46,956
Federal funds sold	559	472
Interest-bearing deposits with banks	115,609	25,454
Cash and cash equivalents	159,396	72,882
Residential mortgage loans held for sale (at fair value)	27,806	15,457
Investments available-for-sale (at fair value)	704,872	592,049
Investments held-to-maturity -- fair value of $211,704 at December 31, 2015	-	208,265
Other equity securities	37,529	41,336
Total loans and leases	3,560,688	3,495,370
Less: allowance for loan and lease losses	(41,766)	(40,895)
Net loans and leases	3,518,922	3,454,475
Premises and equipment, net	53,307	53,214
Other real estate owned	2,414	2,742
Accrued interest receivable	13,660	13,443
Goodwill	84,171	84,171
Other intangible assets, net	105	138
Other assets	114,426	117,208
Total assets	$4,716,608	$4,655,380

Liabilities
Noninterest-bearing deposits	$1,084,746	$1,001,841
Interest-bearing deposits	2,327,562	2,261,889
Total deposits	3,412,308	3,263,730
Securities sold under retail repurchase agreements and federal funds purchased	121,043	109,145
Advances from FHLB	590,000	685,000
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	35,865	38,078
Total liabilities	4,194,216	4,130,953

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 23,827,305 and 24,295,971 at March 31, 2016 and
December 31, 2015, respectively	23,827	24,296
Additional paid in capital	163,522	175,588
Retained earnings	330,810	325,840
Accumulated other comprehensive income (loss)	4,233	(1,297)
Total stockholders' equity	522,392	524,427
Total liabilities and stockholders' equity	$4,716,608	$4,655,380

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Interest Income:
Interest and fees on loans and leases	$36,206	$32,139
Interest on loans held for sale	134	76
Interest on deposits with banks	53	22
Interest and dividends on investment securities:
Taxable	3,286	3,577
Exempt from federal income taxes	1,973	2,258
Interest on federal funds sold	1	-
Total interest income	41,653	38,072
Interest Expense:
Interest on deposits	1,837	1,194
Interest on retail repurchase agreements and federal funds purchased	66	50
Interest on advances from FHLB	3,374	3,236
Interest on subordinated debt	254	219
Total interest expense	5,531	4,699
Net interest income	36,122	33,373
Provision for loan and lease losses	1,236	597
Net interest income after provision for loan and lease losses	34,886	32,776
Non-interest Income:
Investment securities gains	1,769	-
Service charges on deposit accounts	1,903	1,882
Mortgage banking activities	535	1,178
Wealth management income	4,405	4,916
Insurance agency commissions	1,445	1,618
Income from bank owned life insurance	615	713
Visa check fees	1,089	1,057
Other income	1,602	1,795
Total non-interest income	13,363	13,159
Non-interest Expenses:
Salaries and employee benefits	18,230	17,299
Occupancy expense of premises	3,473	3,489
Equipment expenses	1,664	1,373
Marketing	681	531
Outside data services	1,363	1,261
FDIC insurance	637	631
Amortization of intangible assets	32	107
Litigation expenses	-	200
Other expenses	6,237	4,353
Total non-interest expenses	32,317	29,244
Income before income taxes	15,932	16,691
Income tax expense	5,119	5,466
Net income	$10,813	$11,225

Net Income Per Share Amounts:
Basic net income per share	$0.45	$0.45
Diluted net income per share	$0.45	$0.45
Dividends declared per common share	$0.24	$0.22

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months ended March 31,
(In thousands)	2016	2015
Net income	$10,813	$11,225
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains on investments available-for-sale	10,655	4,634
Related income tax expense	(4,232)	(1,841)
Net investment gains reclassified into earnings	(1,769)	-
Related income tax expense	705	-
Net effect on other comprehensive income for the period	5,359	2,793

Defined benefit pension plan:
Recognition of unrealized gain	284	292
Related income tax expense	(113)	(116)
Net effect on other comprehensive income for the period	171	176
Total other comprehensive income	5,530	2,969
Comprehensive income	$16,343	$14,194

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Operating activities:
Net income	$10,813	$11,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,905	1,683
Provision for loan and lease losses	1,236	597
Share based compensation expense	477	422
Deferred income tax expense	626	669
Origination of loans held for sale	(26,862)	(44,128)
Proceeds from sales of loans held for sale	32,592	41,336
(Gains) losses on sales of loans held for sale	493	(595)
Loss on sales of other real estate owned	72	-
Investment securities gains	(1,769)	-
Net (increase) decrease in accrued interest receivable	(239)	129
Net increase in other assets	(565)	(1,763)
Net decrease in accrued expenses and other liabilities	(3,731)	(334)
Other – net	788	1,054
Net cash provided by operating activities	15,836	10,295
Investing activities:
Proceeds of other equity securities	3,807	4,138
Proceeds from sales of investment available-for-sale	40,863	-
Proceeds from maturities, calls and principal payments of investments held-to-maturity	5,004	2,195
Proceeds from maturities, calls and principal payments of investments available-for-sale	59,561	18,628
Net increase in loans and leases	(83,890)	(38,270)
Proceeds from the sales of other real estate owned	163	-
Expenditures for premises and equipment	(1,451)	(3,045)
Net cash provided (used) in investing activities	24,057	(16,354)
Financing activities:
Net increase in deposits	148,578	43,383
Net increase in retail repurchase agreements and federal funds purchased	11,898	27,208
Proceeds from advances from FHLB	760,000	569,000
Repayment of advances from FHLB	(855,000)	(634,000)
Proceeds from issuance of common stock	184	(146)
Tax benefits associated with share based compensation	77	146
Repurchase of common stock	(13,273)	(9,038)
Dividends paid	(5,843)	(5,561)
Net cash provided (used) by financing activities	46,621	(9,008)
Net increase (decrease) in cash and cash equivalents	86,514	(15,067)
Cash and cash equivalents at beginning of period	72,882	96,217
Cash and cash equivalents at end of period	$159,396	$81,150

Supplemental Disclosures:
Interest payments	$5,795	$4,746
Income tax payments	6,396	4,360
Transfer of investments held-to-maturity to available-for-sale	203,118	-
Transfer from loans to residential mortgage loans held for sale	18,752	-

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2016	$24,296	$175,588	$325,840	$(1,297)	$524,427
Net income	-	-	10,813	-	10,813
Other comprehensive income, net of tax	-	-	-	5,530	5,530
Common stock dividends - $0.24 per share	-	-	(5,843)	-	(5,843)
Stock compensation expense	-	477	-	-	477
Common stock issued pursuant to:
Stock option plan - 21,694 shares	21	264	-	-	285
Employee stock purchase plan - 6,937 shares	7	150	-	-	157
Restricted stock - 15,162 shares	15	(196)	-	-	(181)
Purchase of treasury shares - 512,459 shares	(512)	(12,761)	-	-	(13,273)
Balances at March 31, 2016	$23,827	$163,522	$330,810	$4,233	$522,392

Balance at January 1, 2015	$25,045	$194,647	$302,882	$(823)	$521,751
Net income	-	-	11,225	-	11,225
Other comprehensive income, net of tax	-	-	-	2,969	2,969
Common stock dividends - $0.22 per share	-	-	(5,561)	-	(5,561)
Stock compensation expense	-	422	-	-	422
Common stock issued pursuant to:
Stock option plan - 5,752 shares	6	68	-	-	74
Employee stock purchase plan - 6,663 shares	6	163	-	-	169
Restricted stock - 27,945 shares	28	(271)	-	-	(243)
Purchase of treasury shares - 351,369 shares	(351)	(8,687)	-	-	(9,038)
Balances at March 31, 2015	$24,734	$186,342	$308,546	$2,146	$521,768

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Notes to the CONDENSED Consolidated Financial Statements - UNAUDITED

Note 1 – Significant Accounting Policies

Nature of Operations

Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”). The Bank offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia and the greater Washington D.C. market through its operation of 45 community offices and six financial centers across the region. The Bank also offers a comprehensive menu of insurance and wealth management services through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2016. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2016.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2015 Annual Report on Form 10-K.

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

Pending Accounting Pronouncements

The FASB issued Update No. 2014-09 in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This standard may affect an entity’s financial statements, business processes and internal control over financial reporting. The guidance is effective for the first interim or annual period beginning after December 15, 2016. The guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is assessing this guidance to determine its impact on the Company’s financial position, results of operations and cash flows.

The FASB issued Update No. 2016-01 in January 2016.  This guidance requires entities to measure equity investments at fair value and recognize changes on fair value in net income. The guidance also provides a new measurement alternative for equity investments that don’t have readily determinable fair values and don’t qualify for the net asset value practical expedient. Entities will have to record changes in instrument –specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, except for certain financial liabilities of consolidated collateralized financing entities. Entities will also have to reassess the realizability of a deferred tax asset related to an available-for-sale debt security in combination with their other deferred tax assets. For public entities, the guidance in this update is effective for the first interim or annual period beginning after December 15, 2017. Early adoption by public entities is permitted as of the beginning of the year of adoption for selected amendments by a cumulative effect adjustment to the balance sheet. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Update No. 2016-02 in February 2016. Under this guidance lessees are required to record most leases on their balance sheets but recognize expenses in the income statement. The guidance also eliminates the current real estate-specific provision and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs. With respect to lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. In applying this guidance entities will also need to determine whether an arrangement contains a lease or service agreement. Disclosures are required by lessees and lessors to meet the objective of enabling users of financials statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For public entities, this guidance is effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is assessing this guidance to determine its impact on the Company’s financial position, results of operations and cash flows.

The FASB issued Update No. 2016-08 in March 2016. This guidance is intended to clarify a potential implementation issue with respect to determining whether an entity is a principal or an agent in an arrangement. The guidance provides indicators to assist in this evaluation when another party is involved in the arrangement to identify which party is the principal and which party is the agent. The effective date for this guidance is the same as the effective date of Update 2014-09, Revenue from Contracts with Customers. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	March 31, 2016				December 31, 2015
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$126,341	$157	$(91)	$126,407	$109,602	$132	$(1,334)	$108,400
State and municipal	297,455	14,172	(70)	311,557	156,402	8,305	-	164,707
Mortgage-backed	256,891	5,967	(365)	262,493	312,846	6,396	(2,546)	316,696
Corporate debt	2,100	57	-	2,157	-	-	-	-
Trust preferred	1,089	-	(54)	1,035	1,089	-	(66)	1,023
Total debt securities	683,876	20,353	(580)	703,649	579,939	14,833	(3,946)	590,826
Marketable equity securities	1,223	-	-	1,223	1,223	-	-	1,223
Total investments available-for-sale	$685,099	$20,353	$(580)	$704,872	$581,162	$14,833	$(3,946)	$592,049

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at March 31, 2016 are not the result of credit related events but due to changes in interest rates.   These declines are considered temporary in nature and are expected to decline over time and recover as these securities approach maturity.

The mortgage-backed securities portfolio at March 31, 2016 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($127.0 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($135.5 million).  The Company does not currently intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

During the first quarter of 2016, the Company transferred its investments held-to-maturity portfolio, which totaled $203.1 million, to the available-for-sale portfolio. At the time of the transfer, these investments had an unrealized gain of $4.6 million. The Company made this transfer to provide additional liquidity to fund future loan growth and other corporate activities.

At March 31, 2016 the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.1 million with a fair value of $1.0 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended March 31, 2016.  Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1 million at March 31, 2016.  This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at March 31, 2016.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2015	$531

Additions for credit losses not previously recognized	-

Cumulative credit losses on investment securities, through March 31, 2016	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	March 31, 2016
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	3	$29,900	$71	$20	$91
State and municipal	7	5,205	22	48	70
Mortgage-backed	11	45,670	93	272	365
Trust preferred	1	1,035	-	54	54
Total	22	$81,810	$186	$394	$580

	December 31, 2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	7	$78,555	$1,020	$314	$1,334
Mortgage-backed	26	140,556	716	1,830	2,546
Trust preferred	1	1,023	-	66	66
Total	34	$220,134	$1,736	$2,210	$3,946

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

	March 31, 2016		December 31, 2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,605	$1,623	$301	$306
Due after one year through five years	163,105	169,257	157,710	160,257
Due after five years through ten years	293,974	304,116	168,136	174,677
Due after ten years	225,192	228,653	253,792	255,586
Total debt securities available for sale	$683,876	$703,649	$579,939	$590,826

At March 31, 2016 and December 31, 2015, investments available-for-sale with a book value of $442.0 million and $233.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2016 and December 31, 2015.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government agencies	$56,460	$-	$(733)	$55,727
State and municipal	149,537	4,297	(148)	153,686
Mortgage-backed	168	23	-	191
Corporate debt	2,100	-	-	2,100
Total investments held-to-maturity	$208,265	$4,320	$(881)	$211,704

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	December 31, 2015
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

	December 31, 2015
		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$845	$853
Due after one year through five years	19,217	20,041
Due after five years through ten years	163,125	165,620
Due after ten years	25,078	25,190
Total debt securities held-to-maturity	$208,265	$211,704

At December 31, 2015, investments held-to-maturity with a book value of $194.3 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at December 31, 2015.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	March 31, 2016	December 31, 2015
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	29,260	33,067
Total equity securities	$37,529	$41,336

Note 3 – Loans and Leases

Outstanding loan balances at March 31, 2016 and December 31, 2015 are net of unearned income including net deferred loan costs of $1.0 million and $1.1 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2016	December 31, 2015
Residential real estate:
Residential mortgage	$804,105	$796,358
Residential construction	138,221	129,281
Commercial real estate:
Commercial owner occupied real estate	675,560	678,027
Commercial investor real estate	783,161	719,084
Commercial acquisition, development and construction	261,204	255,980
Commercial Business	451,239	465,765
Consumer	447,198	450,875
Total loans and leases	$3,560,688	$3,495,370

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at beginning of year	$40,895	$37,802
Provision for loan and lease losses	1,236	597
Loan and lease charge-offs	(511)	(1,114)
Loan and lease recoveries	146	190
Net charge-offs	(365)	(924)
Balance at period end	$41,766	$37,475

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2016
		Commercial Real Estate							Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner					Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing		Consumer		Mortgage	Construction	Total
Balance at beginning of year	$6,529	$4,691	$10,440	$7,984		$-		$3,456	$6,901	$894	$40,895
Provision (credit)	228	44	1,060	59		-		(353)	204	(6)	1,236
Charge-offs	(64)	(48)	(197)	-		-		(114)	(88)	-	(511)
Recoveries	(3)	-	5	3		-		60	73	8	146
Net charge-offs	(67)	(48)	(192)	3		-		(54)	(15)	8	(365)
Balance at end of period	$6,690	$4,687	$11,308	$8,046		$-		$3,049	$7,090	$896	$41,766

Total loans and leases	$451,239	$261,204	$783,161	$675,560		$-		$447,198	$804,105	$138,221	$3,560,688
Allowance for loans and leases to total loans and leases ratio	1.48%	1.79%	1.44%	1.19%		na.		0.68%	0.88%	0.65%	1.17%

Balance of loans specifically evaluated for impairment	$5,078	$147	$9,943	$7,897	$	na.	$	na.	$6,409	$-	$29,474
Allowance for loans specifically evaluated for impairment	$1,354	$9	$1,194	$651	$	na.	$	na.	$-	$-	$3,208
Specific allowance to specific loans ratio	26.66%	6.12%	12.01%	8.24%		na.		na.	na.	na.	10.88%

Balance of loans collectively evaluated	$446,161	$261,057	$773,218	$667,663	$	na.		$447,198	$797,696	$138,221	$3,531,214
Allowance for loans collectively evaluated	$5,336	$4,678	$10,114	$7,395	$	na.		$3,049	$7,090	$896	$38,558
Collective allowance to collective loans ratio	1.20%	1.79%	1.31%	1.11%		na.		0.68%	0.89%	0.00%	1.09%

	For the Year Ended December 31,2015
		Commercial Real Estate							Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner					Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing		Consumer		Mortgage	Construction	Total
Balance at beginning of year	$5,852	$4,267	$9,784	$7,143		$9		$3,592	$6,232	$923	$37,802
Provision (credit)	508	583	727	1,881		(5)		619	1,138	(80)	5,371
Charge-offs	(306)	(739)	(91)	(1,043)		(4)		(998)	(614)	-	(3,795)
Recoveries	475	580	20	3		-		243	145	51	1,517
Net charge-offs	169	(159)	(71)	(1,040)		(4)		(755)	(469)	51	(2,278)
Balance at end of period	$6,529	$4,691	$10,440	$7,984		$-		$3,456	$6,901	$894	$40,895

Total loans and leases	$465,765	$255,980	$719,084	$678,027		$-		$450,875	$796,358	$129,281	$3,495,370
Allowance for loans and leases to total loans and leases ratio	1.40%	1.83%	1.45%	1.18%		na.		0.77%	0.87%	0.69%	1.17%

Balance of loans specifically evaluated for impairment	$5,273	$194	$10,441	$6,580	$	na.	$	na.	$6,439	$-	$28,927
Allowance for loans specifically evaluated for impairment	$1,318	$58	$1,489	$510	$	na.	$	na.	$-	$-	$3,375
Specific allowance to specific loans ratio	25.00%	29.90%	14.26%	7.75%		na.		na.	na.	na.	11.67%

Balance of loans collectively evaluated	$460,492	$255,786	$708,643	$671,447	$	na.		$450,875	$789,919	$129,281	$3,466,443
Allowance for loans collectively evaluated	$5,211	$4,633	$8,951	$7,474	$	na.		$3,456	$6,901	$894	$37,520
Collective allowance to collective loans ratio	1.13%	1.81%	1.26%	1.11%		na.		0.77%	0.87%	0.69%	1.08%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	March 31, 2016	December 31, 2015
Impaired loans with a specific allowance	$14,486	$14,208
Impaired loans without a specific allowance	14,988	14,719
Total impaired loans	$29,474	$28,927

Allowance for loan and lease losses related to impaired loans	$3,208	$3,375
Allowance for loan and lease losses related to loans collectively evaluated	38,558	37,520
Total allowance for loan and lease losses	$41,766	$40,895

Average impaired loans for the period	$29,202	$29,828
Contractual interest income due on impaired loans during the period	$718	$2,527
Interest income on impaired loans recognized on a cash basis	$104	$961
Interest income on impaired loans recognized on an accrual basis	$79	$274

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	March 31, 2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,217	$10	$7,318	$4,265	$-	$12,810
Restructured accruing	864	-	-	-	-	864
Restructured non-accruing	173	-	-	639	-	812
Balance	$2,254	$10	$7,318	$4,904	$-	$14,486

Allowance	$1,354	$9	$1,194	$651	$-	$3,208

Impaired loans without a specific allowance
Non-accruing	$966	$-	$513	$887	$2,750	$5,116
Restructured accruing	473	-	2,058	748	573	3,852
Restructured non-accruing	1,385	137	54	1,358	3,086	6,020
Balance	$2,824	$137	$2,625	$2,993	$6,409	$14,988

Total impaired loans
Non-accruing	$2,183	$10	$7,831	$5,152	$2,750	$17,926
Restructured accruing	1,337	-	2,058	748	573	4,716
Restructured non-accruing	1,558	137	54	1,997	3,086	6,832
Balance	$5,078	$147	$9,943	$7,897	$6,409	$29,474

Unpaid principal balance in total impaired loans	$7,371	$4,407	$14,603	$9,929	$7,710	$44,020

	March 31, 2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,176	$171	$10,192	$7,239	$6,424	$29,202
Contractual interest income due on impaired loans during the period	$132	$71	$198	$168	$149
Interest income on impaired loans recognized on a cash basis	$26	$-	$4	$63	$11
Interest income on impaired loans recognized on an accrual basis	$33	$-	$26	$9	$11

	December 31, 2015
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,168	$58	$7,791	$3,519	$-	$12,536
Restructured accruing	876	-	-	-	-	876
Restructured non-accruing	156	-	-	640	-	796
Balance	$2,200	$58	$7,791	$4,159	$-	$14,208

Allowance	$1,318	$58	$1,489	$510	$-	$3,375

Impaired loans without a specific allowance
Non-accruing	$974	$-	$518	$793	$2,750	$5,035
Restructured accruing	701	-	2,073	240	577	3,591
Restructured non-accruing	1,398	136	59	1,388	3,112	6,093
Balance	$3,073	$136	$2,650	$2,421	$6,439	$14,719

Total impaired loans
Non-accruing	$2,142	$58	$8,309	$4,312	$2,750	$17,571
Restructured accruing	1,577	-	2,073	240	577	4,467
Restructured non-accruing	1,554	136	59	2,028	3,112	6,889
Balance	$5,273	$194	$10,441	$6,580	$6,439	$28,927

Unpaid principal balance in total impaired loans	$7,158	$4,456	$15,138	$8,555	$7,154	$42,461

	December 31, 2015

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$4,714	$882	$11,145	$8,218	$4,869	$29,828
Contractual interest income due on impaired loans during the period	$450	$304	$918	$647	$208
Interest income on impaired loans recognized on a cash basis	$273	$11	$226	$347	$104
Interest income on impaired loans recognized on an accrual basis	$113	$-	$107	$11	$43

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	March 31, 2016
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,741	$147	$7,885	$7,149	$-	$2,715	$9,329	$412	$31,378
Loans and leases 90 days past due	-	-	-	-	-	1	-	-	1
Restructured loans and leases	1,337	-	2,058	748	-	-	573	-	4,716
Total non-performing loans and leases	5,078	147	9,943	7,897	-	2,716	9,902	412	36,095
Other real estate owned	39	365	433	-	-	690	887	-	2,414
Total non-performing assets	$5,117	$512	$10,376	$7,897	$-	$3,406	$10,789	$412	$38,509

	December 31, 2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,696	$194	$8,368	$6,340	$-	$2,193	$8,822	$418	$30,031
Loans and leases 90 days past due	-	-	-	-	-	-	-	-	-
Restructured loans and leases	1,577	-	2,073	240	-	-	577	-	4,467
Total non-performing loans and leases	5,273	194	10,441	6,580	-	2,193	9,399	418	34,498
Other real estate owned	39	365	433	-	-	690	1,215	-	2,742
Total non-performing assets	$5,312	$559	$10,874	$6,580	$-	$2,883	$10,614	$418	$37,240

	March 31, 2016
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$603	$-	$1,302	$1,068	$-	$1,644	$10,766	$-	$15,383
61-90 days	510	-	-	-	-	633	609	-	1,752
> 90 days	-	-	-	-	-	1	-	-	1
Total past due	1,113	-	1,302	1,068	-	2,278	11,375	-	17,136
Non-accrual loans and leases	3,741	147	7,885	7,149	-	2,715	9,329	412	31,378
Loans acquired with deteriorated credit quality	544	-	-	285	-	-	-	-	829
Current loans	445,841	261,057	773,974	667,058	-	442,205	783,401	137,809	3,511,345
Total loans and leases	$451,239	$261,204	$783,161	$675,560	$-	$447,198	$804,105	$138,221	$3,560,688

	December 31, 2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$119	$-	$616	$1,819	$-	$1,642	$2,602	$-	$6,798
61-90 days	404	-	2,200	849	-	550	986	-	4,989
> 90 days	-	-	-	-	-	-	-	-	-
Total past due	523	-	2,816	2,668	-	2,192	3,588	-	11,787
Non-accrual loans and leases	3,696	194	8,368	6,340	-	2,193	8,822	418	30,031
Loans acquired with deteriorated credit quality	544	-	-	307	-	-	-	-	851
Current loans	461,002	255,786	707,900	668,712	-	446,490	783,948	128,863	3,452,701
Total loans and leases	$465,765	$255,980	$719,084	$678,027	$-	$450,875	$796,358	$129,281	$3,495,370

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	March 31, 2016
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$427,917	$261,057	$771,226	$657,038	$2,117,238
Special Mention	5,189	-	892	2,318	8,399
Substandard	18,133	147	11,043	16,204	45,527
Doubtful	-	-	-	-	-
Total	$451,239	$261,204	$783,161	$675,560	$2,171,164

	Decemeber 31, 2015
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$447,439	$255,786	$706,623	$659,281	$2,069,129
Special Mention	797	-	1,509	3,356	5,662
Substandard	17,529	194	10,952	15,390	44,065
Doubtful	-	-	-	-	-
Total	$465,765	$255,980	$719,084	$678,027	$2,118,856

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	March 31, 2016
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$-	$444,482	$794,203	$137,809	$1,376,494
Non-performing:
90 days past due	-	1	-	-	1
Non-accruing	-	2,715	9,329	412	12,456
Restructured loans and leases	-	-	573	-	573
Total	$-	$447,198	$804,105	$138,221	$1,389,524

	December 31, 2015
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$-	$448,682	$786,959	$128,863	$1,364,504
Non-performing:
90 days past due	-	-	-	-	-
Non-accruing	-	2,193	8,822	418	11,433
Restructured loans and leases	-	-	577	-	577
Total	$-	$450,875	$796,358	$129,281	$1,376,514

During the three months ended March 31, 2016, the Company restructured $0.5 million in loans.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2016 have specific reserves that were insignificant at March 31, 2016.  For the year ended December 31, 2015, the Company restructured $1.9 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2015 had specific reserves of $0.5 million at December 31, 2015.  Commitments to lend additional funds on loans that have been restructured at March 31, 2016 and December 31, 2015 amounted to $0.1 million and $0.1 million, respectively.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Three Months Ended March 31, 2016
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$-	$-	$-	$508	$-	$508
Restructured non-accruing	22	-	-	-	-	22
Balance	$22	$-	$-	$508	$-	$530

Specific allowance	$22	$-	$-	$-	$-	$22

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2015
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$1,003	$-	$-	$240	$-	$1,243
Restructured non-accruing	-	-	-	639	-	639
Balance	$1,003	$-	$-	$879	$-	$1,882

Specific allowance	$303	$-	$-	$149	$-	$452

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $2.4 million and $2.7 million at March 31, 2016 and December 31, 2015, respectively.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	March 31, 2016			Weighted	December 31, 2015			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Other identifiable intangibles	$8,623	$(8,518)	$105	2.1 years	$8,623	$(8,485)	$138	2.0 years
Total amortizing intangible assets	$8,623	$(8,518)	$105		$8,623	$(8,485)	$138

Goodwill	$84,171		$84,171		$84,171		$84,171

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2016	$62
2017	16
2018	16
2019	11
Total amortizing intangible assets	$105

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2016	December 31, 2015
Noninterest-bearing deposits	$1,084,746	$1,001,841
Interest-bearing deposits:
Demand	574,789	570,333
Money market savings	915,864	898,655
Regular savings	297,152	284,457
Time deposits of less than $100,000	258,583	248,172
Time deposits of $100,000 or more	281,174	260,272
Total interest-bearing deposits	2,327,562	2,261,889
Total deposits	$3,412,308	$3,263,730

Note 7 – Stockholders’ Equity

The Company re-approved a stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1.2 million shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  During the first quarter of 2016, the Company repurchased 512,459 shares at an average cost of $25.90 per share or a total of $13.3 million.

Note 8 – Share Based Compensation

At March 31, 2016, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,400,681 are available for issuance at March 31, 2016, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.    The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the periods shown are presented in the following table:

	Three Months Ended March 31,
	2016	2015
Dividend yield	3.48%	3.40%
Weighted average expected volatility	41.54%	42.98%
Weighted average risk-free interest rate	1.42%	1.42%
Weighted average expected lives (in years)	5.71	5.42
Weighted average grant-date fair value	$7.75	$7.63

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.4 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, related to the awards of stock options and restricted stock grants.  The intrinsic value of stock options exercised in the three months ended March 31, 2016 and 2015 was $0.3 million and $0.1 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of March 31, 2016.  That cost is expected to be recognized over a weighted average period of approximately 2.4 years.  The total of unrecognized compensation cost related to restricted stock was approximately $5.5 million as of March 31, 2016.  That cost is expected to be recognized over a weighted average period of approximately 3.6 years.  The fair value of the options vested during the three months ended March 31, 2016 and 2015, was not significant.

In the first quarter of 2016, 21,238 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  The Company granted 78,081 shares of restricted stock in the first quarter of 2016, 10,010 shares are subject to a three year vesting schedule with one third of the shares vesting each year and 59,298 shares are subject to a five year vesting schedule with one fifth of the shares vesting each year.  All of these restricted shares will vest on April 1st of each year. An additional 8,773 shares of performance based restricted stock grants were also approved as part of the restricted shares granted in the first quarter.  The performance shares are subject to cliff vesting after three years based on the relative performance of the Company’s stock price in comparison to a selected peer group.  Vesting can vary from 0-150% of the initial grant based on the results of the Company’s stock performance.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2016	134,131	$19.70		$974
Granted	21,238	$27.46
Exercised	(21,694)	$13.16		$297
Forfeited or expired	(1,060)	$25.06
Balance at March 31, 2016	132,615	$21.97	4.1	$783

Exercisable at March 31, 2016	71,199	$18.73	2.6	$648

Weighted average fair value of options
granted during the year		$7.75

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2016	218,571	$23.30
Granted	78,081	$27.42
Vested	(24,553)	$18.86
Forfeited	(3,640)	$23.76
Restricted stock at March 31, 2016	268,459	$24.90

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2016	2015
Interest cost on projected benefit obligation	$411	$410
Expected return on plan assets	(372)	(406)
Recognized net actuarial loss	284	292
Net periodic benefit cost	$323	$296

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

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2016	2015
Net income	$10,813	$11,225

Basic:
Basic weighted average EPS shares	23,975	24,928

Basic net income per share	$0.45	$0.45

Diluted:
Basic weighted average EPS shares	23,975	24,928
Dilutive common stock equivalents	248	121
Dilutive EPS shares	24,223	25,049

Diluted net income per share	$0.45	$0.45

Anti-dilutive shares	7	9

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2016	$6,566	$(7,863)	$(1,297)
Other comprehensive income before reclassification, net of tax	6,423	-	6,423
Reclassifications from accumulated other comprehensive income, net of tax	(1,064)	171	(893)
Current period change in other comprehensive income, net of tax	5,359	171	5,530
Balance at March 31, 2016	$11,925	$(7,692)	$4,233

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2015	$8,078	$(8,901)	$(823)
Other comprehensive income before reclassification, net of tax	2,793	-	2,793
Reclassifications from accumulated other comprehensive income, net of tax	-	176	176
Current period change in other comprehensive income, net of tax	2,793	176	2,969
Balance at March 31, 2015	$10,871	$(8,725)	$2,146

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	For the three months ended March 31,
(In thousands)	2016	2015
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$1,769	$-
Income before taxes	1,769	-
Tax expense	705	-
Net income	$1,064	$-

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$284	$292
Income before taxes	284	292
Tax expense	113	116
Net income	$171	$176
(1) This amount is included in the computation of net periodic benefit cost, see Note 9

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $19.6 million with a fair value of $1.4 million as of March 31, 2016 compared to $19.9 million with a fair value of $1.3 million as of December 31, 2015.  The offsetting nature of the swaps results in a neutral effect on the Company’s operations.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 13 – Litigation

The Company and its subsidiaries are subject in the ordinary course of business to various pending or threatened legal proceedings in which claims for monetary damages are asserted.  After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these legal matters will have a material adverse effect on the Company's financial condition, operating results or liquidity.

Litigation expenses accrued in the first quarter of 2015 were related to an adverse jury verdict rendered in 2014 associated with the actions of an employee from an institution that was acquired in 2012. A settlement was reached in the fourth quarter of 2015 and $4.5 million of previously accrued litigation expenses was reversed.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2016
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$27,806	$-	$27,806
Investments available-for-sale:
U.S. government agencies	-	126,407	-	126,407
State and municipal	-	311,557	-	311,557
Mortgage-backed	-	262,493	-	262,493
Corporate debt	-	-	2,157	2,157
Trust preferred	-	-	1,035	1,035
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,433	-	1,433

Liabilities
Interest rate swap agreements	$-	$(1,433)	$-	$(1,433)

	December 31, 2015
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$15,457	$-	$15,457
Investments available-for-sale:
U.S. government agencies	-	108,400	-	108,400
State and municipal	-	164,707	-	164,707
Mortgage-backed	-	316,696	-	316,696
Trust preferred	-	-	1,023	1,023
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,312	-	1,312

Liabilities
Interest rate swap agreements	$-	$(1,312)	$-	$(1,312)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2016	$1,023
Transfer into Level 3	2,157
Total unrealized losses included in other comprehensive income (loss)	12
Balance at March 31, 2016	$3,192

The transfer was the result of the reclassification of the entire the held-to-maturity securities portfolio to the available-for-sale portfolio.  The transfer into Level 3 was recognized as of the date of the reclassification of the securities portfolio.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2016
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$9,309	$9,309	$10,351
Other real estate owned	-	-	2,414	2,414	(173)
Total	$-	$-	$11,723	$11,723	$10,178

	December 31, 2015
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$9,349	$9,349	$10,348
Other real estate owned	-	-	2,742	2,742	(80)
Total	$-	$-	$12,091	$12,091	$10,268

At March 31, 2016, impaired loans totaling $29.5 million were written down to fair value of $26.3 million as a result of specific loan loss allowances of $3.2 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $28.9 million were written down to fair value of $25.5 million at December 31, 2015 as a result of specific loan loss allowances of $3.4 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	March 31, 2016		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$37,529	$37,529	$-	$37,529	$-
Loans, net of allowance	3,518,922	3,550,718	-	-	3,550,718
Other assets	91,480	91,480	-	91,480	-

Financial Liabilities
Time Deposits	$539,757	$541,477	$-	$541,477	$-
Securities sold under retail repurchase agreements and
federal funds purchased	121,043	121,043	-	121,043	-
Advances from FHLB	590,000	611,200	-	611,200	-
Subordinated debentures	35,000	15,778	-	-	15,778

			Fair Value Measurements
	December 31, 2015		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$249,601	$253,040	$-	$253,040	$-
Loans, net of allowance	3,454,475	3,526,807	-	-	3,526,807
Other assets	90,866	90,866	-	90,866	-

Financial Liabilities
Time Deposits	$508,444	$508,000	$-	$508,000	$-
Securities sold under retail repurchase agreements and
federal funds purchased	109,145	109,145	-	109,145	-
Advances from FHLB	685,000	704,410	-	704,410	-
Subordinated debentures	35,000	14,694	-	-	14,694

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at March 31, 2016 and December 31, 2015 as determined by the each insurance carrier.  The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three months ended March 31, 2016 and 2015, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities were not significant for the three months ended March 31, 2016 and 2015, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.1 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities were not significant for the three months ended March 31, 2016 and 2015, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended March 31, 2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$41,653	$1	$1	$(2)	$41,653
Interest expense	5,533	-	-	(2)	5,531
Provision (credit) for loan and lease losses	1,236	-	-	-	1,236
Noninterest income	10,219	1,453	1,869	(178)	13,363
Noninterest expenses	30,380	1,171	944	(178)	32,317
Income before income taxes	14,723	283	926	-	15,932
Income tax expense	4,644	114	361	-	5,119
Net income	$10,079	$169	$565	$-	$10,813

Assets	$4,719,759	$5,790	$12,088	$(21,029)	$4,716,608

	Three Months Ended March 31, 2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$38,071	$1	$1	$(1)	$38,072
Interest expense	4,700	-	-	(1)	4,699
Provision (credit) for loan and lease losses	597	-	-	-	597
Non-interest income	9,836	1,694	1,810	(181)	13,159
Non-interest expenses	27,017	1,383	1,025	(181)	29,244
Income before income taxes	15,593	312	786	-	16,691
Income tax expense	5,034	126	306	-	5,466
Net income	$10,559	$186	$480	$-	$11,225

Assets	$4,403,060	$5,948	$13,763	$(21,391)	$4,401,380

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank traces its origin to 1868, making it among the oldest institutions in the region. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 45 community offices located in Central Maryland, Northern Virginia and Washington D.C. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

With $4.7 billion in assets, the Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank  offers a comprehensive menu of insurance and investment management services.

Overview

Net income for the Company for the first quarter of 2016 totaled $10.8 million ($0.45 per diluted share) as compared to net income of $11.2 million ($0.45 per diluted share) for the first quarter of 2015.

These results reflect the following events:

•         Average total loans for the first quarter of 2016 increased 13% compared to the first quarter of 2015 due primarily to organic growth in the commercial and residential mortgage portfolio segments. Overall, the entire portfolio grew $416 million over the prior year period.

•         Combined noninterest-bearing and interest-bearing transaction account balances increased 7% to $1.7 billion at March 31, 2016 as compared to $1.5 billion at March 31,2015.

•         The net interest margin was 3.44% in the first quarter of 2016, compared to 3.44% for the first quarter of 2015 and 3.45% for the fourth quarter of 2015.

•         During the first quarter the Company prepaid $40 million in FHLB advances incurring a prepayment penalty of $1.8 million. Concurrent with that transaction, the Company sold available-for-sale mortgage backed securities totaling $40 million. Together with a gain on a call of another security, the Company realized gains totaling $1.8 million. The Company expects these transactions to have a positive effect on its net interest margin in future periods.

•         In February of 2016, the Company completed the sale of a portion of its wealth assets under management, which was accompanied by the reduction in advisor headcount by eight persons, as the Company took steps to improve the profitability of its wealth management business.

•         During the first quarter of 2016, the Company repurchased 512,459 shares at an average price of $25.90 per share as part of its existing share repurchase program.

In the first quarter of 2016, the Mid-Atlantic region in which the Company operates showed moderate economic improvement. While the United States economy continued to show strength during the past year, international economic concerns together with rapidly declining oil prices impeded both the regional and national economic outlook. Positive trends in housing, consumer spending and unemployment have been somewhat offset by concerns over a lack of wage growth and the strength of the dollar compared to other major currencies. These factors have caused uncertainty on the part of both large and small businesses and have thus restricted economic expansion. Slowing economic growth in China combined with growing recessionary conditions in Europe continue to be underlying volatility factors. Together with state and municipal budget challenges across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic expansion and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained its overall credit quality and strong levels of liquidity and capital.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s non-performing assets decreased to $38.5 million at March 31, 2016 from $39.2 million at March 31, 2015. This decrease was due primarily to loan pay-offs and a reduction in restructured loans as such loans have performed sufficiently to allow them to no longer be classified as non-performing. Non-performing assets represented 0.82% of total assets at March 31, 2016 compared to 0.89% at March 31, 2015.  The ratio of net charge-offs to average loans and leases was 0.04% for the first quarter of 2016, compared to 0.12% for the prior year quarter.

Non-interest income remained virtually level in the first quarter of 2016 compared to the first quarter of 2015. During the quarter the Company recognized $1.8 million in gains on sales of securities. Excluding such gains, noninterest income decreased 12% driven by a decrease in wealth management income due primarily to a reduced level of assets under management due to the sale of a portion of the portfolio. Income from mortgage banking activities also decreased due to lower sales levels.

Non-interest expenses increased 11% in the first quarter of 2016 compared to the first quarter of 2015 due mainly to $1.8 million in penalties due to the prepayment of FHLB advances. Excluding such penalties, non-interest expenses increased 5% compared to the prior year quarter due mainly to higher salaries and benefits.

Total assets at March 31, 2016 remained virtually level compared to December 31, 2015. Loan balances increased 2% compared to the prior year end due to growth in commercial loans and residential mortgage loans while consumer loans remained even with the prior year end. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 5% compared to balances at December 31, 2015. The increase in customer funding sources was driven primarily by increases of 6% in noninterest-bearing and interest-bearing transaction accounts and 4% in regular savings accounts. Retail repurchase agreements also increased 11% as the Company increased its emphasis on the sale of such cash management services. Certificates of deposit increased 6% and money market accounts increased 2% compared to the balances at December 31, 2015 as the Company increased rates to fund loan growth.  Additionally, the Company continued to manage its net interest margin by the prepayment of FHLB advances discussed previously, coupled with the sale of a like amount of relatively low yielding investment securities.  During the same period, stockholders’ equity remained level at $522 million as the effect of net income during the quarter was offset by the payment of dividends and repurchase of stock under the Company’s share repurchase program.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended March 31,
		2016			2015
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$807,443	$6,868	3.40%	$724,248	$6,124	3.38%
Residential construction loans	134,708	1,195	3.57	132,456	1,221	3.74
Total mortgage loans	942,151	8,063	3.43	856,704	7,345	3.44
Commercial ADC loans	261,687	2,998	4.61	206,105	2,337	4.60
Commercial investor real estate loans	750,821	8,612	4.61	645,163	7,579	4.76
Commercial owner occupied real estate loans	677,786	8,085	4.80	611,722	7,165	4.99
Commercial business loans	460,903	5,013	4.37	383,111	4,212	4.38
Leasing	-	-	-	44	1	5.19
Total commercial loans and leases	2,151,197	24,708	4.62	1,846,145	21,294	4.74
Consumer loans	451,075	3,889	3.49	425,434	3,500	3.36
Total loans and leases (2)	3,544,423	36,660	4.16	3,128,283	32,139	4.19
Loans held for sale	14,036	134	3.82	7,053	76	4.33
Taxable securities	523,873	3,413	2.61	629,266	3,936	2.54
Tax-exempt securities (3)	286,720	3,056	4.26	296,417	3,170	4.34
Total investment securities	810,593	6,469	3.19	925,683	7,106	3.07
Interest-bearing deposits with banks	42,255	53	0.50	36,155	22	0.25
Federal funds sold	489	1	0.47	474	-	0.23
Total interest-earning assets	4,411,796	43,317	3.94	4,097,648	39,343	3.90

Less: allowance for loan and lease losses	(41,070)			(37,444)
Cash and due from banks	47,039			46,430
Premises and equipment, net	53,574			50,658
Other assets	214,408			215,696
Total assets	$4,685,747			$4,372,988

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$569,219	108	0.08%	$524,059	106	0.08%
Regular savings deposits	290,243	42	0.06	270,198	34	0.05
Money market savings deposits	897,034	437	0.20	831,707	273	0.13
Time deposits	522,164	1,250	0.96	443,534	781	0.71
Total interest-bearing deposits	2,278,660	1,837	0.32	2,069,498	1,194	0.25
Other borrowings	110,984	66	0.24	90,188	50	0.22
Advances from FHLB	679,066	3,374	2.00	622,889	3,236	2.11
Subordinated debentures	35,000	254	2.90	35,000	219	2.50
Total interest-bearing liabilities	3,103,710	5,531	0.72	2,817,575	4,699	0.68

Noninterest-bearing demand deposits	1,021,471			986,688
Other liabilities	36,257			47,379
Stockholders' equity	524,309			521,346
Total liabilities and stockholders' equity	$4,685,747			$4,372,988

Net interest income and spread		37,786	3.22%		34,644	3.22%
Less: tax-equivalent adjustment		1,664			1,271
Net interest income		$36,122			$33,373

Interest income/earning assets			3.94%			3.90%
Interest expense/earning assets			0.50			0.46
Net interest margin			3.44%			3.44%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2016 and 2015. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.7 million and $1.3 million in 2016 and 2015, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2016 vs. 2015			2015 vs. 2014
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$744	$708	$36	$677	$817	$(140)
Residential construction loans	(26)	23	(49)	(33)	(32)	(1)
Commercial ADC loans	661	655	6	264	776	(512)
Commercial investor real estate loans	1,033	1,276	(243)	846	1,636	(790)
Commercial owner occupied real estate loans	920	1,110	(190)	98	473	(375)
Commercial business loans	801	811	(10)	175	563	(388)
Leasing	1	-	1	(5)	(4)	(1)
Consumer loans	389	233	156	383	456	(73)
Loans held for sale	58	68	(10)	17	19	(2)
Taxable securities	(523)	(642)	119	(516)	(677)	161
Tax exempt securities	(114)	(74)	(40)	(97)	(87)	(10)
Interest-bearing deposits with banks	29	4	25	2	2	-
Federal funds sold	1	-	1	-	-	-
Total interest income	3,974	4,172	(198)	1,811	3,942	(2,131)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	2	6	(4)	14	20	(6)
Regular savings deposits	8	2	6	(14)	6	(20)
Money market savings deposits	164	22	142	-	-	-
Time deposits	469	160	309	10	(10)	20
Other borrowings	16	12	4	12	19	(7)
Advances from FHLB	138	300	(162)	18	236	(218)
Subordinated debentures	35	-	35	1	-	1
Total interest expense	832	502	330	41	271	(230)
Net interest income	$3,142	$3,670	$(528)	$1,770	$3,671	$(1,901)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income increased 10% for the first three months of 2016 compared to the prior year quarter. The previous table shows that, in 2016, the increase in average loans and leases more than offset  the decline in earning asset yields with respect to the loan portfolio.

The average balance of the loan portfolio increased 13% for the first quarter of 2016 compared to the prior year period. This growth was primarily in the commercial investor real estate, commercial business and residential mortgage portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases decreased by 3 basis points as fewer higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 12 basis points in the yield on the commercial loan portfolio.

The average yield on total investment securities increased 12 basis points while the average balance of the portfolio decreased 12% for the first three months of 2016 compared to the first three months of 2015. The increase in the yield on investments was due primarily to a decline in the relative size of the lower-yielding mortgage-backed securities portfolio due in large part to the sale of $40 million of such securities to fund the prepayment of Federal Home Loan Bank advances mentioned previously. In addition, the relative size of the higher yielding state and municipal portfolio increased as the size of the overall portfolio declined.

Interest Expense

Interest expense increased 18% in the first three months of 2016 compared to the first three months of 2015. The cost of interest-bearing deposits increased as the Company increased rates to maintain deposit relationships and fund loan growth. The increase in the average balances of Federal Home Loan Bank advances was largely offset by an 11 basis point decrease in the average rate paid. Average deposits increased 8% in the first three months of 2016 compared to the first three months of 2015. This increase was primarily due to increases of $80 million or 5% in average noninterest-bearing and interest-bearing checking accounts together with increases of $79 million or 18% in certificates of deposit and $65 million or 8% in money market accounts as the Company increased rates on these products.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

	Three Months Ended March 31,		2016/2015	2016/2015
(Dollars in thousands)	2016	2015	$ Change	% Change
Securities gains	1,769	-	1,769	100.0
Service charges on deposit accounts	$1,903	$1,882	$21	1.1%
Mortgage banking activities	535	1,178	(643)	(54.6)
Wealth management income	4,405	4,916	(511)	(10.4)
Insurance agency commissions	1,445	1,618	(173)	(10.7)
Income from bank owned life insurance	615	713	(98)	(13.7)
Bank card fees	1,089	1,057	32	3.0
Other income	1,602	1,795	(193)	(10.8)
Total non-interest income	$13,363	$13,159	$204	1.6

Total non-interest income was $13.4 million for the first quarter of 2016 compared to $13.2 million for the first quarter of 2015. The first quarter of 2016 includes $1.8 million in gains in sales and calls of investment securities. Excluding these gains, non-interest income decreased 12% due to a decrease in income from wealth management due to the sale of a portion of the assets under management and a decrease in income from mortgage banking due primarily to lower mortgage sales volumes. Further detail by type of non-interest income follows:

•         Investment securities gains increased for the current quarter to the prior year quarter due to the sale of $40 million in mortgage-backed ARM securities and the call of a $10 million U. S. Agency security during the quarter. The proceeds of these transactions were used, in part, to prepay $40 million in FHLB advances.

•         Income from mortgage banking activities decreased in the first three months of 2016 compared to the first three months of 2015 due primarily to lower loan sales volumes.

•         Wealth management income is comprised of income from trust and estate services and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Trust services fees decreased 4% for the first quarter due to decreases in assets under management and one-time estate fees.  Investment management fees in West Financial Services were level for the first quarter of 2016 compared to the first quarter of 2015, due to market fluctuations that offset an increase in assets under management.  Fees on sales of investment products declined for the first quarter compared to the prior year quarter as the Company a portion of portfolio of assets under management in the first quarter of 2016. Overall total assets under management decreased to $2.3 billion at March 31, 2016 compared to $2.9 billion at March 31, 2015 primarily as a result of the previously mentioned sale.

•         Insurance agency commissions decreased in the current quarter due to a decline in income from physicians’ liability insurance lines.

•         Income from bank owned life insurance decreased in the first three months of 2016 compared to the first three months of 2015 due primarily to policy proceeds recognized during the first quarter of 2015.

•         Other non-interest income decreased during the first quarter of 2016 compared to the first quarter of 2015 due mainly to a decrease in loan prepayment fees and lower gains on sales of SBA loans.

•         Income from service charges on deposits and Bank card fees remained level for the first quarter of 2016 compared to the first quarter of 2015.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

			2016/2015	2016/2015
(Dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$18,230	$17,299	$931	5.4%
Occupancy expense of premises	3,473	3,489	(16)	(0.5)
Equipment expenses	1,664	1,373	291	21.2
Marketing	681	531	150	28.2
Outside data services	1,363	1,261	102	8.1
FDIC insurance	637	631	6	1.0
Amortization of intangible assets	32	107	(75)	(70.1)
Litigation Expenses	-	200	(200)	(100.0)
Professional fees	1,138	1,209	(71)	(5.9)
Other real estate owned	17	10	7	70.0
Other expenses	5,082	3,134	1,948	62.2
Total non-interest expense	$32,317	$29,244	$3,073	10.5

Non-interest expenses totaled $32.3 million in the first quarter of 2016 compared to $29.2 million in the first quarter of 2015, an increase of 11%. This increase in expenses was driven primarily by $1.8 million in penalties due to the prepayment of FHLB advances during the quarter. Excluding such penalties, non-interest expenses increased 5% due to higher salaries and benefits.  Further detail by category of non-interest expense follows:

•         Salaries and employee benefits, the largest component of non-interest expenses, increased in the first quarter of 2016 due primarily to higher compensation expenses as a result of merit increases and increased health insurance expenses.  The average number of full-time equivalent employees was 722 in the first quarter of 2016 compared to 715 in the first quarter of 2015.

•         Equipment expenses increased in 2016 compared to 2015 due to higher software amortization expense.

•         Outside data services expenses increased in 2016 compared to the prior year quarter due primarily to implementation of new systems.

•         Intangibles amortization decreased in 2016 due to the costs of prior year acquisitions being fully amortized during the period.

•         Litigation expense decreased compared to the prior year quarter due to the settlement of the litigation in the fourth quarter of 2015.

•         Other non-interest expenses increased in the first quarter of 2016 compared to the prior year quarter due to penalties related to the prepayment of FHLB advances mentioned previously. Excluding this expense, other non-interest expenses remained level for the quarter compared to the prior year period.

•         Expenses for marketing, occupancy, professional fees and FDIC expenses remained essentially level for 2016 compared to the prior year quarter.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both the GAAP and non-GAAP efficiency ratios increased in the first quarter of 2016 compared to the first quarter of 2015 due primarily to the increase in non-interest expenses rising at a faster rate than net revenues.

In addition, the Company uses pre-tax, pre-provision income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, and the provision for income taxes back to net income. This metric decreased in the first quarter of 2016 compared to the first quarter of 2015 due primarily to higher non-interest expenses and reduced non-interest income.

GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Pre-tax pre-provision income:
Net income	$10,813	$11,225
Plus non-GAAP adjustment:
Litigation expenses	-	200
Income taxes	5,119	5,466
Provision (credit) for loan and lease losses	1,236	597
Pre-tax pre-provision income	$17,168	$17,488

Efficiency ratio - GAAP basis:
Non-interest expenses	$32,317	$29,244

Net interest income plus non-interest income	$49,485	$46,532

Efficiency ratio - GAAP basis:	65.31%	62.85%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$32,317	$29,244
Less non-GAAP adjustment:
Amortization of intangible assets	32	107
Loss on FHLB redemption	1,751	-
Litigation expenses	-	200
Non-interest expenses - as adjusted	$30,534	$28,937

Net interest income plus non-interest income	$49,485	$46,532
Plus non-GAAP adjustment:
Tax-equivalent income	1,664	1,271
Less non-GAAP adjustments:
Securities gains	1,769	-
Net interest income plus non-interest income - as adjusted	$49,380	$47,803

Non-GAAP efficiency ratio	61.84%	60.53%

Income Taxes

The Company had income tax expense of $5.1 million in the first quarter of 2016, compared to income tax expense of $5.5 million in the first quarter of 2015. The resulting effective tax rates were 32% for the first quarter of 2016 and 33% for the first quarter of 2015. This decrease was due to the decline in net income before taxes for the quarter together with tax-exempt income comprising a higher proportion of net income before taxes.

FINANCIAL CONDITION

The Company's total assets were $4.7 billion at March 31, 2016 and at December 31, 2014. Total loans increased 2% compared to the fourth quarter of 2015. This increase was offset by the decrease in the investment portfolio.

Analysis of Loans and Leases

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	March 31, 2016		December 31, 2015		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$804,105	22.6%	$796,358	22.8%	$7,747	1.0%
Residential construction	138,221	3.8	129,281	3.7	8,940	6.9
Commercial real estate:
Commercial owner occupied real estate	675,560	19.0	678,027	19.4	(2,467)	(0.4)
Commercial investor real estate	783,161	22.0	719,084	20.6	64,077	8.9
Commercial acquisition, development and construction	261,204	7.3	255,980	7.3	5,224	2.0
Commercial Business	451,239	12.7	465,765	13.3	(14,526)	(3.1)
Consumer	447,198	12.6	450,875	12.9	(3,677)	(0.8)
Total loans and leases	$3,560,688	100.0%	$3,495,370	100.0%	$65,318	1.9

Total loans and leases, excluding loans held for sale, increased 2% at March 31, 2016 compared to December 31, 2015. The commercial loan portfolio increased 2% at March 31, 2016 compared to the prior year end. Investor real estate loans reflected a 9% increase, which was somewhat offset by declines in owner occupied real estate loans and commercial business loans

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, increased 2% at March 31, 2016 compared to December 31, 2015. Permanent residential mortgages, most of which are 1-4 family, reflected an increase of 1% while residential construction loans increased 7% during the first quarter.

The consumer loan portfolio remained level at March 31, 2016 compared to December 31, 2015.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

		March 31, 2016		December 31, 2015		Period-to-Period Change
(Dollars in thousands)		Amount	%	Amount	%	$Change	%
Available-for-Sale:
U.S. government agencies and corporations	U.S. government agencies and corporations	$126,407	17.0%	$108,400	12.9%	$18,007	16.6%
State and municipal	State and municipal	311,557	42.0	164,707	19.6	146,850	89.2
Mortgage-backed	Mortgage-backed	262,493	35.4	316,696	37.6	(54,203)	(17.1)
Corporate debt	Corporate debt	2,157	0.3	-	-	2,157	-
Trust preferred	Trust preferred	1,035	0.1	1,023	0.1	12	1.2
Marketable equity securities	Marketable equity securities	1,223	0.1	1,223	0.1	-	-
	Total available-for-sale securities	704,872	94.9	592,049	70.3	112,823	19.1

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	U.S. government agencies and corporations	-	-	56,460	6.7	(56,460)	-
State and municipal	State and municipal	-	-	149,537	17.8	(149,537)	-
Mortgage-backed	Mortgage-backed	-	-	168	-	(168)	-
	Corporate debt	-	-	2,100	0.3	(2,100)	-
Other equity securities	Other equity securities	37,529	5.1	41,336	4.9	(3,807)	(9.2)
	Total held-to-maturity and other equity	37,529	5.1	249,601	29.7	(212,072)	(85.0)
Total Securities		$742,401	100.0%	$841,650	100.0%	$(99,249)	(11.8)

The investment portfolio decreased 12% at March 31, 2016 compared to December 31, 2015 due to the sale of $40 million in mortgage-backed securities to fund the prepayment of FHLB advances and also due calls of securities, the proceeds of which were used to fund loan growth.

Available-for-sale securities increased 19% at March 31, 2016 compared to December 31, 2015 due to the Company’s designation of the held-to-maturity investment portfolio as available-for-sale. This transfer was made to provide for additional liquidity for the Company to fund loan growth.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 2.8 years at March 31, 2016 and 3.3 years at December 31, 2015. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

At March 31, 2016, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.1 million, with a fair value of $1.0 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.  The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 2 – Investments in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had not incurred any credit-related OTTI for the three months ended March 31, 2016. Cumulative credit-related OTTI of $0.5 million has been recognized in earnings through March 31, 2016. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1 million at March 31, 2016.  This non-credit related OTTI was recognized in accumulated other comprehensive income (“OCI”) at March 31, 2016.

Other Earning Assets

Residential mortgage loans held for sale increased $13 million to $28 million as of March 31, 2016 from $15 million as of December 31, 2015.  The aggregate of federal funds sold and interest-bearing deposits with banks increased $90 million to $116 million at March 31, 2016 compared to December 31, 2015 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	March 31, 2016		December 31, 2015		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$1,084,746	31.8%	$1,001,841	30.7%	$82,905	8.3%
Interest-bearing deposits:
Demand	574,789	16.9	570,333	17.5	4,456	0.8
Money market savings	915,864	26.8	898,655	27.5	17,209	1.9
Regular savings	297,152	8.7	284,457	8.7	12,695	4.5
Time deposits of less than $100,000	258,583	7.6	248,172	7.6	10,411	4.2
Time deposits of $100,000 or more	281,174	8.2	260,272	8.0	20,902	8.0
Total interest-bearing deposits	2,327,562	68.2	2,261,889	69.3	65,673	2.9
Total deposits	$3,412,308	100.0%	$3,263,730	100.0%	$148,578	4.6

Deposits and Borrowings

Total deposits increased $149 million or 5% at March 31, 2016 compared to December 31, 2015. This increase was due primarily to increases of 8% in noninterest-bearing checking accounts and 6% in certificates of deposit compared to the prior year end. In addition, regular savings accounts increased 4% compared to December 31, 2015 and money market accounts increased 2%. The increase in these products occurred as the Company raised rates to maintain client relationships and to fund loan growth in addition to clients’ emphasis on safety and liquidity in the face of volatile equity markets. Total borrowings decreased 10% at March 31, 2016 compared to December 31, 2015 due primarily to the prepayment of $40 million in FHLB advances during the first quarter of 2016.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first quarter of 2016, total stockholders' equity was $522 million at March 31, 2016 compared to $524 million at December 31, 2015 as net income during the first quarter was offset by the payment of dividends and stock repurchases.  The ratio of average equity to average assets was 11.19% for the first quarter of 2016, as compared to 11.92% for the first quarter of 2015.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	March 31, 2016	December 31, 2015	Requirements
Total Capital to risk-weighted assets	14.02%	14.25%	8.00%

Tier 1 Capital to risk-weighted assets	12.88%	13.13%	6.00%

Common Equity Tier 1 Capital	11.92%	12.17%	4.50%

Tier 1 Leverage	10.23%	10.60%	4.00%

Tier 1 capital of $471 million and total qualifying capital of $513 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of March 31, 2016, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

 In July 2013, the Federal Reserve Board approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. The rules include new risk-based capital and leverage ratios, which were effective January 1, 2015, and revise the definition of what constitutes “capital” for calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from prior rules); and (4) a Tier 1 leverage ratio of 4%.  The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 have been grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement has been phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	March 31, 2016	December 31, 2015
Tangible common equity ratio:
Total stockholders' equity	$522,392	$524,427
Accumulated other comprehensive income (loss)	(4,233)	1,297
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(105)	(138)
Tangible common equity	$433,883	$441,415

Total assets	$4,716,608	$4,655,380
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(105)	(138)
Tangible assets	$4,632,332	$4,571,071

Tangible common equity ratio	9.37%	9.66%

Tangible book value per share	$18.21	$18.17

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

Total non-performing loans increased 5% to $36.1 million at March 31, 2016 compared to the balance at December 31, 2015. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the volatility being experienced in various business sectors of the economy on both a regional and national level.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan and lease losses was a charge of $1.2 million in the first quarter of 2016 compared to a charge of $0.6 million in the first quarter of 2015.   Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology.  The charge to the provision in the first quarter of 2016 was driven primarily by growth in the loan portfolio.

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

Allowance for Loan and Lease Losses

During the first quarter of 2016, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.

At March 31, 2016, total non-performing loans and leases were $36.1 million, or 1.01% of total loans and leases, compared to $34.5 million, or 0.99% of total loans and leases, at December 31, 2015.  The allowance represented 116% of non-performing loans and leases at March 31, 2016 as compared to 119% at December 31, 2015. The decrease in this ratio was due primarily to growth in the loan portfolio. The allowance for loan and lease losses as a percent of total loans and leases was 1.17% at March 31, 2016 as compared to 1.17% at December 31, 2015.

Continued analysis of the actual loss history on the problem credits in 2015 and 2016 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals and criticized loans in addition to the significant decline in early stage delinquencies.  The improvement in these credit metrics supports management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $29.5 million, with specific allowances of $3.2 million against those loans at March 31, 2016, as compared to $28.9 million with allowances of $3.4 million, at December 31, 2015.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 75% of total loans and leases at both March 31, 2016 and December 31, 2015.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2016	December 31, 2015
Balance, January 1	$40,895	$37,802
Provision for loan and lease losses	1,236	5,371
Loan charge-offs:
Residential real estate:
Residential mortgage	(88)	(614)
Commercial real estate:
Commercial investor	(197)	(91)
Commercial owner occupied	-	(1,043)
Commercial AD&C	(48)	(739)
Commercial business	(64)	(306)
Leases	-	(4)
Consumer	(114)	(998)
Total charge-offs	(511)	(3,795)
Loan recoveries:
Residential real estate:
Residential mortgage	73	145
Residential construction	8	51
Commercial real estate:
Commercial investor	5	20
Commercial owner occupied	3	3
Commercial AD&C	-	580
Commercial business	(3)	475
Leases	-	-
Consumer	60	243
Total recoveries	146	1,517
Net charge-offs	(365)	(2,278)
Balance, period end	$41,766	$40,895

Net charge-offs to average loans and leases	0.04%	0.07%
Allowance for loan losses to loans	1.17%	1.17%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Non-accrual loans and leases:
Residential real estate:
Residential mortgage	$9,329	$8,822
Residential construction	412	418
Commercial real estate:
Commercial investor	7,885	8,368
Commercial owner occupied	7,149	6,340
Commercial AD&C	147	194
Commercial business	3,741	3,696
Leases	-	-
Consumer	2,715	2,193
Total non-accrual loans and leases	31,378	30,031

Loans and leases 90 days past due
Residential real estate:
Residential mortgage	-	-
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	-	-
Leases	-	-
Consumer	1	-
Total 90 days past due loans and leases	1	-

Restructured loans and leases (accruing)	4,716	4,467
Total non-performing loansand leases	36,095	34,498
Other real estate owned, net	2,414	2,742
Total non-performing assets	$38,509	$37,240

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
March 31, 2016	(2.95%)	(1.21%)	0.65%	0.51%	N/A	N/A	N/A	N/A
December 31, 2015	(5.99%)	(3.63%)	(1.52%)	(0.68%)	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2015 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2015 to March 31, 2016 was the result of a decline in short-term FHLB borrowings which will reduce the Company’s exposure to increases in interest rates. Also contributing to the lower risk position is an increase in the balance of interest-bearing deposits with banks, which will reprice immediately should interest rates increase.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
March 31, 2016	(6.03%)	(3.51%)	(0.99%)	0.36%	N/A	N/A	N/A	N/A
December 31, 2015	(8.24%)	(5.50%)	(2.72%)	(1.28%)	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk improved from December 31, 2015 to March 31, 2016 in all rising shock scenarios. The positive impact in EVE was driven by the decrease in FHLB advances together with higher balances of noninterest-bearing checking accounts, resulting in increased market value premiums should rates increase.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2016.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 70% of total interest-earning assets at March 31, 2016. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of March 31, 2016, show short-term investments exceeding short-term borrowings by $37 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.4 billion, of which $1.4 billion was available for borrowing based on pledged collateral, with $590 million borrowed against it as of March 31, 2016. The line of credit at the Federal Reserve totaled $361 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2016.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $70 million at March 31, 2016, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of March 31, 2016. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2016.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2016, the Bank could have declared a dividend of $8 million to Bancorp. At March 31, 2016, Bancorp had liquid assets of $16 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Commercial	$221,332	$234,552
Real estate-development and construction	83,495	80,935
Real estate-residential mortgage	31,637	23,375
Lines of credit, principally home equity and business lines	886,762	879,326
Standby letters of credit	63,034	66,012
Total Commitments to extend credit and available credit lines	$1,286,260	$1,284,200

Commitments to extend credit are agreements to provide financing to a customer with the provision that there are no violations of any condition established in the agreement.  Commitments generally have interest rates determined by current market rates, expirations dates or other termination clauses and may require payment of a fee.  Lines of credit typically represent unused portions of lines of credit that were provided and remain available as long as there is no violation of any contractual condition.  Commitments to extend credit are evaluated on a case by case basis periodically. Many of the commitments are expected to expire without being drawn upon.  It would be highly unlikely that all customers would draw on their lines of credit in full at any time and, therefore, the total commitment amount or line of credit amounts do not necessarily represent future cash requirements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company re-approved a stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares.  Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  The following table provides information regarding repurchase transactions executed during the quarter ended March 31, 2016.

			Total number of Shares	Maximum Number that
			Purchased as part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
January 1, 2016 through
January 31, 2016	233,304	$26.04	233,304	743,016
February 1, 2016 through
February 28, 2016	255,486	$25.69	255,486	487,530
March 1, 2016 through
March 31, 2016	23,669	$26.80	23,669	463,861

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

               Exhibit 31(a)                         Certification of Chief Executive Officer

               Exhibit 31(b)                         Certification of Chief Financial Officer

               Exhibit 32(a)                         Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                         Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

               Exhibit 101                            The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: May 6, 2016

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: May 6, 2016