Form 10-Q
period 2016-06-30
SANDY SPRING BANCORP INC
filed 2016-08-05
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Yes            No   X

The number of outstanding shares of common stock outstanding as of August 5, 2016

Common stock, $1.00 par value – 23,877,648 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
June 30, 2016 and December 31, 2015	4

Condensed Consolidated Statements of Income - Unaudited for the Three and Six Months
Ended June 30, 2016 and 2015	5

Condensed Consolidated Statements of Comprehensive Income – Unaudited for
the Three and Six Months Ended June 30, 2016 and 2015	6

Condensed Consolidated Statements of Cash Flows – Unaudited for the Three and Six
Months Ended June 30, 2016 and 2015	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Three and Six Months Ended June 30, 2016 and 2015	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	62

Item 4. CONTROLS AND PROCEDURES	62

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	62

Item 1A. RISK FACTORS	62

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	62

Item 3. DEFAULTS UPON SENIOR SECURITIES	63

Item 4. MINE SAFETY DISCLOSURES	63

Item 5. OTHER INFORMATION	63

Item 6. EXHIBITS	63

SIGNATURES	64

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Assets
Cash and due from banks	$53,334	$46,956
Federal funds sold	832	472
Interest-bearing deposits with banks	39,406	25,454
Cash and cash equivalents	93,572	72,882
Residential mortgage loans held for sale (at fair value)	13,490	15,457
Investments available-for-sale (at fair value)	700,486	592,049
Investments held-to-maturity -- fair value of $211,704 at December 31, 2015	-	208,265
Other equity securities	34,342	41,336
Total loans and leases	3,672,624	3,495,370
Less: allowance for loan and lease losses	(43,384)	(40,895)
Net loans and leases	3,629,240	3,454,475
Premises and equipment, net	53,055	53,214
Other real estate owned	1,311	2,742
Accrued interest receivable	13,399	13,443
Goodwill	84,171	84,171
Other intangible assets, net	77	138
Other assets	116,306	117,208
Total assets	$4,739,449	$4,655,380

Liabilities
Noninterest-bearing deposits	$1,176,135	$1,001,841
Interest-bearing deposits	2,334,006	2,261,889
Total deposits	3,510,141	3,263,730
Securities sold under retail repurchase agreements and federal funds purchased	117,887	109,145
Advances from FHLB	515,000	685,000
Subordinated debentures	30,000	35,000
Accrued interest payable and other liabilities	36,942	38,078
Total liabilities	4,209,970	4,130,953

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 23,874,650 and 24,295,971 at June 30, 2016 and
December 31, 2015, respectively	23,875	24,296
Additional paid in capital	164,040	175,588
Retained earnings	335,678	325,840
Accumulated other comprehensive income (loss)	5,886	(1,297)
Total stockholders' equity	529,479	524,427
Total liabilities and stockholders' equity	$4,739,449	$4,655,380

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans and leases	$36,928	$33,031	$73,134	$65,170
Interest on loans held for sale	64	132	198	208
Interest on deposits with banks	54	22	107	44
Interest and dividends on investment securities:
Taxable	2,840	3,850	6,126	7,427
Exempt from federal income taxes	1,916	1,814	3,889	4,072
Interest on federal funds sold	1	-	2	-
Total interest income	41,803	38,849	83,456	76,921
Interest expense:
Interest on deposits	2,041	1,367	3,878	2,561
Interest on retail repurchase agreements and federal funds purchased	72	60	138	110
Interest on advances from FHLB	2,739	3,266	6,113	6,502
Interest on subordinated debt	219	223	473	442
Total interest expense	5,071	4,916	10,602	9,615
Net interest income	36,732	33,933	72,854	67,306
Provision for loan and lease losses	2,957	1,218	4,193	1,815
Net interest income after provision for loan and lease losses	33,775	32,715	68,661	65,491
Non-interest income:
Investment securities gains	150	19	1,919	19
Service charges on deposit accounts	1,956	1,839	3,859	3,721
Mortgage banking activities	1,106	822	1,641	2,000
Wealth management income	4,448	5,161	8,853	10,077
Insurance agency commissions	949	881	2,394	2,499
Income from bank owned life insurance	615	606	1,230	1,319
Visa check fees	1,220	1,220	2,309	2,277
Other income	2,307	1,561	3,909	3,356
Total non-interest income	12,751	12,109	26,114	25,268
Non-interest expense:
Salaries and employee benefits	17,221	17,534	35,451	34,833
Occupancy expense of premises	3,162	3,173	6,635	6,662
Equipment expense	1,693	1,490	3,357	2,863
Marketing	662	942	1,343	1,473
Outside data services	1,355	1,102	2,718	2,363
FDIC insurance	649	654	1,286	1,285
Amortization of intangible assets	28	106	60	213
Litigation expense	-	162	-	362
Other expense	6,101	4,314	12,338	8,667
Total non-interest expense	30,871	29,477	63,188	58,721
Income before income taxes	15,655	15,347	31,587	32,038
Income tax expense	5,008	5,014	10,127	10,480
Net income	$10,647	$10,333	$21,460	$21,558

Per share information:
Basic net income per share	$0.45	$0.42	$0.90	$0.87
Diluted net income per share	$0.44	$0.42	$0.89	$0.87
Dividends declared per common share	$0.24	$0.22	$0.48	$0.44

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income	$10,647	$10,333	$21,460	$21,558
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	2,598	(4,781)	13,253	(147)
Related income tax (expense) benefit	(1,031)	1,899	(5,263)	58
Net investment gains reclassified into earnings	(150)	(19)	(1,919)	(19)
Related income tax expense	60	8	765	8
Net effect on other comprehensive income (loss) for the period	1,477	(2,893)	6,836	(100)

Defined benefit pension plan:
Recognition of unrealized gain	291	259	575	551
Related income tax expense	(115)	(104)	(228)	(220)
Net effect on other comprehensive income for the period	176	155	347	331
Total other comprehensive income	1,653	(2,738)	7,183	231
Comprehensive income	$12,300	$7,595	$28,643	$21,789

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Operating activities:
Net income	$21,460	$21,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,897	3,504
Provision for loan and lease losses	4,193	1,815
Share based compensation expense	992	941
Deferred income tax expense	60	116
Origination of loans held for sale	(72,226)	(109,045)
Proceeds from sales of loans held for sale	94,282	101,688
(Gains) losses on sales of loans held for sale	(1,517)	(1,576)
Loss on sales of other real estate owned	52	-
Investment securities gains	(1,919)	(19)
Net (increase) decrease in accrued interest receivable	44	(510)
Net increase in other assets	(2,526)	(65)
Net decrease in accrued expenses and other liabilities	(3,880)	(162)
Other – net	650	2,069
Net cash provided by operating activities	43,562	20,314
Investing activities:
Proceeds of other equity securities	6,994	5,838
Purchases of investments held-to-maturity	-	(2,100)
Purchases of investments available-for-sale	(113,273)	-
Proceeds from sales of investment available-for-sale	40,863	-
Proceeds from maturities, calls and principal payments of investments held-to-maturity	5,004	4,786
Proceeds from maturities, calls and principal payments of investments available-for-sale	179,038	45,249
Net increase in loans and leases	(195,826)	(163,717)
Proceeds from the sales of other real estate owned	1,352	-
Expenditures for premises and equipment	(2,594)	(4,559)
Net cash used in investing activities	(78,442)	(114,503)
Financing activities:
Net increase in deposits	246,411	180,837
Net increase in retail repurchase agreements and federal funds purchased	8,742	37,385
Proceeds from advances from FHLB	1,290,000	1,174,000
Repayment of advances from FHLB	(1,460,000)	(1,279,000)
Retirement of subordinated debt	(5,000)	-
Proceeds from issuance of common stock	45	13
Tax benefits associated with share based compensation	267	335
Repurchase of common stock	(13,273)	(14,915)
Dividends paid	(11,622)	(11,041)
Net cash used by financing activities	55,570	87,614
Net increase (decrease) in cash and cash equivalents	20,690	(6,575)
Cash and cash equivalents at beginning of period	72,882	96,217
Cash and cash equivalents at end of period	$93,572	$89,642

Supplemental disclosures:
Interest payments	$11,114	$9,619
Income tax payments	12,984	9,876
Transfer of investments held-to-maturity to available-for-sale	203,118	-
Transfer from loans to residential mortgage loans held for sale	18,572	-
Transfer from loans to other real estate owned	-	1,340

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2016	$24,296	$175,588	$325,840	$(1,297)	$524,427
Net income	-	-	21,460	-	21,460
Other comprehensive income, net of tax	-	-	-	7,183	7,183
Common stock dividends - $0.48 per share	-	-	(11,622)	-	(11,622)
Stock compensation expense	-	992	-	-	992
Common stock issued pursuant to:
Stock option plan - 28,941 shares	29	393	-	-	422
Employee stock purchase plan - 12,471 shares	12	279	-	-	291
Director stock purchase plan - 258 shares	1	15	-	-	16
Restricted stock - 49,648 shares	49	(466)	-	-	(417)
Purchase of treasury shares - 512,459 shares	(512)	(12,761)	-	-	(13,273)
Balances at June 30, 2016	$23,875	$164,040	$335,678	$5,886	$529,479

Balance at January 1, 2015	$25,045	$194,647	$302,882	$(823)	$521,751
Net income	-	-	21,558	-	21,558
Other comprehensive income, net of tax	-	-	-	231	231
Common stock dividends - $0.44 per share	-	-	(11,041)	-	(11,041)
Stock compensation expense	-	941	-	-	941
Common stock issued pursuant to:
Stock option plan - 26,695 shares	26	365	-	-	391
Director stock purchase plan - 837 shares	1	21	-	-	22
Employee stock purchase plan - 12,613 shares	12	264	-	-	276
Restricted stock - 52,921 shares	53	(394)	-	-	(341)
Purchase of treasury shares - 575,472 shares	(575)	(14,340)	-	-	(14,915)
Balances at June 30, 2015	$24,562	$181,504	$313,399	$(592)	$518,873

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2016. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

The FASB issued Update No. 2016-09 in March 2016. This guidance requires recognition of all income tax effects of stock awards in the income statement when such awards vest or are settled. In addition, it revises the existing guidance to allow employers to withhold more of an employee’s shares to satisfy the employer’s statutory withholding requirements and still qualify for equity accounting treatment. Finally, an entity will now be allowed to make an entity-wide accounting policy election to either estimate the number or awards that are expected to vest, as required in the current guidance, or account for forfeitures as they occur. For public entities, this guidance is effective for the first interim or annual period beginning after December 15, 2016. Early adoption is permitted. The Company is assessing this guidance to determine its impact on the Company’s financial position, results of operations and cash flows.

The FASB issued Update No. 2016-13 in June 2016. This guidance changes the impairment model for most financial assets measured at amortized cost and certain other instruments. Entities will be required to use a model to estimate expected losses on a forward-looking basis that will result in earlier recognition of loss allowances in most instances. Credit losses related to available-for-sale debt securities will be measured in a manner similar to the present, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities. With respect to trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures, the guidance requires that an entity estimate its lifetime expected credit loss and record an allowance resulting in the net amount expected to be collected to be reflected as the financial asset.  Entities are also required to provide significantly more disclosures, including information used to track credit quality by year of origination for most financing receivables. This guidance is effective for public business entities for the first interim or annual period beginning after December 15, 2019. The standard’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption by public business entities is permitted for the first interim or annual period beginning after December 15, 2018. The Company is assessing this guidance to determine its impact on the Company’s financial position, results of operations and cash flows.

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	June 30, 2016				December 31, 2015
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$79,741	$50	$-	$79,791	$109,602	$132	$(1,334)	$108,400
State and municipal	290,152	15,043	(35)	305,160	156,402	8,305	-	164,707
Mortgage-backed	303,959	7,327	(97)	311,189	312,846	6,396	(2,546)	316,696
Corporate debt	2,100	16	-	2,116	-	-	-	-
Trust preferred	1,089	-	(82)	1,007	1,089	-	(66)	1,023
Total debt securities	677,041	22,436	(214)	699,263	579,939	14,833	(3,946)	590,826
Marketable equity securities	1,223	-	-	1,223	1,223	-	-	1,223
Total investments available-for-sale	$678,264	$22,436	$(214)	$700,486	$581,162	$14,833	$(3,946)	$592,049

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at June 30, 2016 are not the result of credit related events but due to changes in interest rates.   These declines are considered temporary in nature and are expected to decline over time and recover as these securities approach maturity.

The mortgage-backed securities portfolio at June 30, 2016 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($119.6 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($191.6 million).  The Company does not currently intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

During the first quarter of 2016, the Company transferred its investments held-to-maturity portfolio, which totaled $203.1 million, to the available-for-sale portfolio. At the time of the transfer, these investments had an unrealized gain of $4.6 million. The Company made this transfer to provide additional liquidity to fund future loan growth and other corporate activities.

At June 30, 2016 the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.1 million with a fair value of $1.0 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended June 30, 2016.  The unrealized loss on this security that is recognized in other comprehensive income (“OCI”) and is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1  million at June 30, 2016.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2015	$531

Additions for credit losses not previously recognized	-

Cumulative credit losses on investment securities, through June 30, 2016	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	June 30, 2016
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
State and municipal	3	$15,994	$2	$33	$35
Mortgage-backed	5	12,570	73	24	97
Trust preferred	1	1,006	-	82	82
Total	9	$29,570	$75	$139	$214

	December 31, 2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	7	$78,555	$1,020	$314	$1,334
Mortgage-backed	26	140,556	716	1,830	2,546
Trust preferred	1	1,023	-	66	66
Total	34	$220,134	$1,736	$2,210	$3,946

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

	June 30, 2016		December 31, 2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$3,179	$3,234	$301	$306
Due after one year through five years	152,318	159,496	157,710	160,257
Due after five years through ten years	247,172	256,946	168,136	174,677
Due after ten years	274,372	279,587	253,792	255,586
Total debt securities available for sale	$677,041	$699,263	$579,939	$590,826

At June 30, 2016 and December 31, 2015, investments available-for-sale with a book value of $476.5 million and $233.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2016 and December 31, 2015.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at the date indicated are presented in the following table:

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government agencies	$56,460	$-	$(733)	$55,727
State and municipal	149,537	4,297	(148)	153,686
Mortgage-backed	168	23	-	191
Corporate debt	2,100	-	-	2,100
Total investments held-to-maturity	$208,265	$4,320	$(881)	$211,704

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the date indicated are presented in the following tables:

	December 31, 2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	6	$55,727	$456	$277	$733
State and municipal	11	12,369	23	125	148
Total	17	$68,096	$479	$402	$881

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at the date indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

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

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	June 30, 2016	December 31, 2015
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	26,073	33,067
Total equity securities	$34,342	$41,336

Note 3 – Loans and Leases

Outstanding loan balances at June 30, 2016 and December 31, 2015 are net of unearned income including net deferred loan costs of $1.0 million and $1.1 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2016	December 31, 2015
Residential real estate:
Residential mortgage	$820,618	$796,358
Residential construction	142,710	129,281
Commercial real estate:
Commercial owner occupied real estate	700,599	678,027
Commercial investor real estate	824,252	719,084
Commercial acquisition, development and construction	285,585	255,980
Commercial business	451,711	465,765
Consumer	447,149	450,875
Total loans and leases	$3,672,624	$3,495,370

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2016	2015
Balance at beginning of year	$40,895	$37,802
Provision for loan and lease losses	4,193	1,815
Loan and lease charge-offs	(2,272)	(1,837)
Loan and lease recoveries	568	933
Net charge-offs	(1,704)	(904)
Balance at period end	$43,384	$38,713

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2016
		Commercial Real Estate							Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner					Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing		Consumer		Mortgage	Construction	Total
Balance at beginning of year	$6,529	$4,691	$10,440	$7,984		$-		$3,456	$6,901	$894	$40,895
Provision (credit)	767	354	1,478	91		-		(145)	1,660	(12)	4,193
Charge-offs	(185)	(48)	(197)	-		-		(508)	(1,334)	-	(2,272)
Recoveries	12	-	112	4		-		90	330	20	568
Net charge-offs	(173)	(48)	(85)	4		-		(418)	(1,004)	20	(1,704)
Balance at end of period	$7,123	$4,997	$11,833	$8,079		$-		$2,893	$7,557	$902	$43,384

Total loans and leases	$451,711	$285,585	$824,252	$700,599		$-		$447,149	$820,618	$142,710	$3,672,624
Allowance for loans and leases to total loans and leases ratio	1.58%	1.75%	1.44%	1.15%		na.		0.65%	0.92%	0.63%	1.18%

Balance of loans specifically evaluated for impairment	$5,517	$137	$9,720	$6,424	$	na.	$	na.	$3,322	$-	$25,120
Allowance for loans specifically evaluated for impairment	$1,951	$-	$1,274	$553	$	na.	$	na.	$-	$-	$3,778
Specific allowance to specific loans ratio	35.36%	0.00%	13.11%	8.61%		na.		na.	na.	na.	15.04%

Balance of loans collectively evaluated	$446,194	$285,448	$814,532	$694,175	$	na.		$447,149	$817,296	$142,710	$3,647,504
Allowance for loans collectively evaluated	$5,172	$4,997	$10,559	$7,526	$	na.		$2,893	$7,557	$902	$39,606
Collective allowance to collective loans ratio	1.16%	1.75%	1.30%	1.08%		na.		0.65%	0.92%	0.63%	1.09%

	For the Year Ended December 31,2015
		Commercial Real Estate							Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner					Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing		Consumer		Mortgage	Construction	Total
Balance at beginning of year	$5,852	$4,267	$9,784	$7,143		$9		$3,592	$6,232	$923	$37,802
Provision (credit)	508	583	727	1,881		(5)		619	1,138	(80)	5,371
Charge-offs	(306)	(739)	(91)	(1,043)		(4)		(998)	(614)	-	(3,795)
Recoveries	475	580	20	3		-		243	145	51	1,517
Net charge-offs	169	(159)	(71)	(1,040)		(4)		(755)	(469)	51	(2,278)
Balance at end of period	$6,529	$4,691	$10,440	$7,984		$-		$3,456	$6,901	$894	$40,895

Total loans and leases	$465,765	$255,980	$719,084	$678,027		$-		$450,875	$796,358	$129,281	$3,495,370
Allowance for loans and leases to total loans and leases ratio	1.40%	1.83%	1.45%	1.18%		na.		0.77%	0.87%	0.69%	1.17%

Balance of loans specifically evaluated for impairment	$5,273	$194	$10,441	$6,580	$	na.	$	na.	$6,439	$-	$28,927
Allowance for loans specifically evaluated for impairment	$1,318	$58	$1,489	$510	$	na.	$	na.	$-	$-	$3,375
Specific allowance to specific loans ratio	25.00%	29.90%	14.26%	7.75%		na.		na.	na.	na.	11.67%

Balance of loans collectively evaluated	$460,492	$255,786	$708,643	$671,447	$	na.		$450,875	$789,919	$129,281	$3,466,443
Allowance for loans collectively evaluated	$5,211	$4,633	$8,951	$7,474	$	na.		$3,456	$6,901	$894	$37,520
Collective allowance to collective loans ratio	1.13%	1.81%	1.26%	1.11%		na.		0.77%	0.87%	0.69%	1.08%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	June 30, 2016	December 31, 2015
Impaired loans with a specific allowance	$12,018	$14,208
Impaired loans without a specific allowance	13,102	14,719
Total impaired loans	$25,120	$28,927

Allowance for loan and lease losses related to impaired loans	$3,778	$3,375
Allowance for loan and lease losses related to loans collectively evaluated	39,606	37,520
Total allowance for loan and lease losses	$43,384	$40,895

Average impaired loans for the period	$27,840	$29,828
Contractual interest income due on impaired loans during the period	$1,099	$2,527
Interest income on impaired loans recognized on a cash basis	$507	$961
Interest income on impaired loans recognized on an accrual basis	$119	$274

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	June 30, 2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,559	$-	$7,161	$1,733	$-	$10,453
Restructured accruing	841	-	-	-	-	841
Restructured non-accruing	85	-	-	639	-	724
Balance	$2,485	$-	$7,161	$2,372	$-	$12,018

Allowance	$1,951	$-	$1,274	$553	$-	$3,778

Impaired loans without a specific allowance
Non-accruing	$1,189	$-	$658	$1,985	$-	$3,832
Restructured accruing	413	-	852	746	568	2,579
Restructured non-accruing	1,430	137	1,049	1,321	2,754	6,691
Balance	$3,032	$137	$2,559	$4,052	$3,322	$13,102

Total impaired loans
Non-accruing	$2,748	$-	$7,819	$3,718	$-	$14,285
Restructured accruing	1,254	-	852	746	568	3,420
Restructured non-accruing	1,515	137	1,049	1,960	2,754	7,415
Balance	$5,517	$137	$9,720	$6,424	$3,322	$25,120

Unpaid principal balance in total impaired loans	$7,791	$4,398	$14,387	$8,785	$4,001	$39,362

	June 30, 2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,289	$159	$10,035	$6,967	$5,390	$27,840
Contractual interest income due on impaired loans during the period	$278	$144	$384	$207	$86
Interest income on impaired loans recognized on a cash basis	$72	$-	$10	$404	$21
Interest income on impaired loans recognized on an accrual basis	$65	$-	$15	$18	$21

	December 31, 2015
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,168	$58	$7,791	$3,519	$-	$12,536
Restructured accruing	876	-	-	-	-	876
Restructured non-accruing	156	-	-	640	-	796
Balance	$2,200	$58	$7,791	$4,159	$-	$14,208

Allowance	$1,318	$58	$1,489	$510	$-	$3,375

Impaired loans without a specific allowance
Non-accruing	$974	$-	$518	$793	$2,750	$5,035
Restructured accruing	701	-	2,073	240	577	3,591
Restructured non-accruing	1,398	136	59	1,388	3,112	6,093
Balance	$3,073	$136	$2,650	$2,421	$6,439	$14,719

Total impaired loans
Non-accruing	$2,142	$58	$8,309	$4,312	$2,750	$17,571
Restructured accruing	1,577	-	2,073	240	577	4,467
Restructured non-accruing	1,554	136	59	2,028	3,112	6,889
Balance	$5,273	$194	$10,441	$6,580	$6,439	$28,927

Unpaid principal balance in total impaired loans	$7,158	$4,456	$15,138	$8,555	$7,154	$42,461

	December 31, 2015

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$4,714	$882	$11,145	$8,218	$4,869	$29,828
Contractual interest income due on impaired loans during the period	$450	$304	$918	$647	$208
Interest income on impaired loans recognized on a cash basis	$273	$11	$226	$347	$104
Interest income on impaired loans recognized on an accrual basis	$113	$-	$107	$11	$43

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	June 30, 2016
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,263	$137	$8,868	$5,678	$-	$2,600	$6,186	$202	$27,934
Loans and leases 90 days past due	-	-	-	-	-	2	-	-	2
Restructured loans and leases	1,254	-	852	746	-	-	568	-	3,420
Total non-performing loans and leases	5,517	137	9,720	6,424	-	2,602	6,754	202	31,356
Other real estate owned	39	365	433	-	-	-	474	-	1,311
Total non-performing assets	$5,556	$502	$10,153	$6,424	$-	$2,602	$7,228	$202	$32,667

	December 31, 2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,696	$194	$8,368	$6,340	$-	$2,193	$8,822	$418	$30,031
Loans and leases 90 days past due	-	-	-	-	-	-	-	-	-
Restructured loans and leases	1,577	-	2,073	240	-	-	577	-	4,467
Total non-performing loans and leases	5,273	194	10,441	6,580	-	2,193	9,399	418	34,498
Other real estate owned	39	365	433	-	-	690	1,215	-	2,742
Total non-performing assets	$5,312	$559	$10,874	$6,580	$-	$2,883	$10,614	$418	$37,240

	June 30, 2016
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$569	$-	$226	$573	$-	$1,010	$4,899	$-	$7,277
61-90 days	858	-	-	1,407	-	931	2,787	-	5,983
> 90 days	-	-	-	-	-	2	-	-	2
Total past due	1,427	-	226	1,980	-	1,943	7,686	-	13,262
Non-accrual loans and leases	4,263	137	8,868	5,678	-	2,600	6,186	202	27,934
Loans acquired with deteriorated credit quality	542	-	-	265	-	-	-	-	807
Current loans	445,479	285,448	815,158	692,676	-	442,606	806,746	142,508	3,630,621
Total loans and leases	$451,711	$285,585	$824,252	$700,599	$-	$447,149	$820,618	$142,710	$3,672,624

	December 31, 2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$119	$-	$616	$1,819	$-	$1,642	$2,602	$-	$6,798
61-90 days	404	-	2,200	849	-	550	986	-	4,989
> 90 days	-	-	-	-	-	-	-	-	-
Total past due	523	-	2,816	2,668	-	2,192	3,588	-	11,787
Non-accrual loans and leases	3,696	194	8,368	6,340	-	2,193	8,822	418	30,031
Loans acquired with deteriorated credit quality	544	-	-	307	-	-	-	-	851
Current loans	461,002	255,786	707,900	668,712	-	446,490	783,948	128,863	3,452,701
Total loans and leases	$465,765	$255,980	$719,084	$678,027	$-	$450,875	$796,358	$129,281	$3,495,370

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	June 30, 2016
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$428,399	$285,448	$813,148	$684,548	$2,211,543
Special Mention	7,665	-	913	3,676	12,254
Substandard	15,647	137	10,191	12,375	38,350
Doubtful	-	-	-	-	-
Total	$451,711	$285,585	$824,252	$700,599	$2,262,147

	December 31, 2015
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$447,439	$255,786	$706,623	$659,281	$2,069,129
Special Mention	797	-	1,509	3,356	5,662
Substandard	17,529	194	10,952	15,390	44,065
Doubtful	-	-	-	-	-
Total	$465,765	$255,980	$719,084	$678,027	$2,118,856

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	June 30, 2016
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$-	$444,547	$813,864	$142,508	$1,400,919
Non-performing:
90 days past due	-	2	-	-	2
Non-accruing	-	2,600	6,186	202	8,988
Restructured loans and leases	-	-	568	-	568
Total	$-	$447,149	$820,618	$142,710	$1,410,477

	December 31, 2015
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$-	$448,682	$786,959	$128,863	$1,364,504
Non-performing:
90 days past due	-	-	-	-	-
Non-accruing	-	2,193	8,822	418	11,433
Restructured loans and leases	-	-	577	-	577
Total	$-	$450,875	$796,358	$129,281	$1,376,514

During the six months ended June 30, 2016, the Company restructured $0.6 million in loans.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2016 have specific reserves that were insignificant at June 30, 2016.  For the year ended December 31, 2015, the Company restructured $1.9 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2015 had specific reserves of $0.5 million at December 31, 2015.  Commitments to lend additional funds on loans that have been restructured at June 30, 2016 and December 31, 2015 amounted to $0.2 million and $0.1 million, respectively.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Six Months Ended June 30, 2016
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$42	$-	$-	$507	$-	$549
Restructured non-accruing	21	-	-	-	-	21
Balance	$63	$-	$-	$507	$-	$570

Specific allowance	$60	$-	$-	$-	$-	$60

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2015
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$1,003	$-	$-	$240	$-	$1,243
Restructured non-accruing	-	-	-	639	-	639
Balance	$1,003	$-	$-	$879	$-	$1,882

Specific allowance	$303	$-	$-	$149	$-	$452

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $1.3 million and $2.7 million at June 30, 2016 and December 31, 2015, respectively.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	June 30, 2016			Weighted	December 31, 2015			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Other identifiable intangibles	$8,623	$(8,546)	$77	2.3 years	$8,623	$(8,485)	$138	2.0 years
Total amortizing intangible assets	$8,623	$(8,546)	$77		$8,623	$(8,485)	$138

Goodwill	$84,171		$84,171		$84,171		$84,171

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2016	$34
2017	16
2018	16
2019	11
Total amortizing intangible assets	$77

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2016	December 31, 2015
Noninterest-bearing deposits	$1,176,135	$1,001,841
Interest-bearing deposits:
Demand	574,894	570,333
Money market savings	886,038	898,655
Regular savings	302,677	284,457
Time deposits of less than $100,000	259,962	248,172
Time deposits of $100,000 or more	310,435	260,272
Total interest-bearing deposits	2,334,006	2,261,889
Total deposits	$3,510,141	$3,263,730

Note 7 – Stockholders’ Equity

The Company re-approved a stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1.2 million shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  During the first six months of 2016, the Company repurchased 512,459 shares at an average cost of $25.90 per share or a total of $13.3 million.

Note 8 – Share Based Compensation

At June 30, 2016, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,401,306 are available for issuance at June 30, 2016, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.5 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, related to the awards of stock options and restricted stock grants.  Compensation expense of $0.9 million and $0.9 million was recognized for the six months ended June 30, 2016 and 2015, respectively.  The intrinsic value of stock options exercised in the six months ended June 30, 2016 and 2015 was $0.4 million and $0.3 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of June 30, 2016.  That cost is expected to be recognized over a weighted average period of approximately 2.2 years.  The total of unrecognized compensation cost related to restricted stock was approximately $5.0 million as of June 30, 2016.  That cost is expected to be recognized over a weighted average period of approximately 3.4 years.  The fair value of the options vested during the six months ended June 30, 2016 and 2015, was not significant.

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

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2016	134,131	$19.70		$974
Granted	21,238	$27.46
Exercised	(28,941)	$14.58		$371
Forfeited or expired	(1,060)	$25.06
Balance at June 30, 2016	125,368	$22.15	3.9	$853

Exercisable at June 30, 2016	83,798	$19.93	2.8	$765

Weighted average fair value of options
granted during the year		$7.75

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2016	218,571	$23.30
Granted	78,081	$27.42
Vested	(73,975)	$22.04
Forfeited	(5,847)	$24.26
Restricted stock at June 30, 2016	216,830	$25.19

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Interest cost on projected benefit obligation	$415	$407	$826	$817
Expected return on plan assets	(375)	(406)	(747)	(812)
Recognized net actuarial loss	291	259	575	551
Net periodic benefit cost	$331	$260	$654	$556

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

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2016	2015	2016	2015
Net income	$10,647	$10,333	$21,460	$21,558

Basic:
Basic weighted average EPS shares	23,865	24,626	23,920	24,776

Basic net income per share	$0.45	$0.42	$0.90	$0.87

Diluted:
Basic weighted average EPS shares	23,865	24,626	23,920	24,776
Dilutive common stock equivalents	244	64	246	92
Dilutive EPS shares	24,109	24,690	24,166	24,868

Diluted net income per share	$0.44	$0.42	$0.89	$0.87

Anti-dilutive shares	7	8	6	8

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity.  For condensed financial statements presented for the Company, non-owner changes in equity are comprised of unrealized gains or losses on available-for-sale debt securities and any minimum pension liability adjustments.  These do not have an impact on the Company’s net income.  The following table presents the activity in net accumulated other comprehensive income (loss) and the components of the activity for the periods indicated:

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2016	$6,566	$(7,863)	$(1,297)
Other comprehensive income before reclassification, net of tax	7,990	-	7,990
Reclassifications from accumulated other comprehensive income, net of tax	(1,154)	347	(807)
Current period change in other comprehensive income, net of tax	6,836	347	7,183
Balance at June 30, 2016	$13,402	$(7,516)	$5,886

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2015	$8,078	$(8,901)	$(823)
Other comprehensive income before reclassification, net of tax	(100)	-	(100)
Reclassifications from accumulated other comprehensive income, net of tax	-	331	331
Current period change in other comprehensive income, net of tax	(100)	331	231
Balance at June 30, 2015	$7,978	$(8,570)	$(592)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	For the Six Months Ended June 30,
(In thousands)	2016	2015
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$1,919	$19
Income before taxes	1,919	19
Tax expense	765	8
Net income	$1,154	$11

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$575	$551
Income before taxes	575	551
Tax expense	228	220
Net income	$347	$331
(1) This amount is included in the computation of net periodic benefit cost, see Note 9

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $19.4 million with a fair value of $1.4 million as of June 30, 2016 compared to $19.9 million with a fair value of $1.3 million as of December 31, 2015.  The offsetting nature of the swaps results in a neutral effect on the Company’s operations.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Litigation expenses accrued in the first six months of 2015 were related to an adverse jury verdict rendered in 2014 associated with the actions of an employee from an institution that was acquired in 2012. A settlement was reached in the fourth quarter of 2015 and $4.5 million of previously accrued litigation expenses was reversed.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2016
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$13,490	$-	$13,490
Investments available-for-sale:
U.S. government agencies	-	79,791	-	79,791
State and municipal	-	305,160	-	305,160
Mortgage-backed	-	311,189	-	311,189
Corporate debt	-	-	2,116	2,116
Trust preferred	-	-	1,007	1,007
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,428	-	1,428

Liabilities
Interest rate swap agreements	$-	$(1,428)	$-	$(1,428)

	December 31, 2015
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$15,457	$-	$15,457
Investments available-for-sale:
U.S. government agencies	-	108,400	-	108,400
State and municipal	-	164,707	-	164,707
Mortgage-backed	-	316,696	-	316,696
Trust preferred	-	-	1,023	1,023
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,312	-	1,312

Liabilities
Interest rate swap agreements	$-	$(1,312)	$-	$(1,312)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2016	$1,023
Transfer into Level 3	2,116
Total unrealized losses included in other comprehensive income (loss)	(16)
Balance at June 30, 2016	$3,123

The transfer was the result of the reclassification of the entire the held-to-maturity securities portfolio to the available-for-sale portfolio in the first quarter of 2016.  The transfer into Level 3 was recognized as of the date of the reclassification of the securities portfolio.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2016
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$8,219	$8,219	$10,291
Other real estate owned	-	-	1,311	1,311	(107)
Total	$-	$-	$9,530	$9,530	$10,184

	December 31, 2015
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$9,349	$9,349	$10,348
Other real estate owned	-	-	2,742	2,742	(80)
Total	$-	$-	$12,091	$12,091	$10,268

At June 30, 2016, impaired loans totaling $25.1 million were written down to fair value of $21.3 million as a result of specific loan loss allowances of $3.8 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $28.9 million were written down to fair value of $25.5 million at December 31, 2015 as a result of specific loan loss allowances of $3.4 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	June 30, 2016		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$34,342	$34,342	$-	$34,342	$-
Loans, net of allowance	3,629,240	3,662,341	-	-	3,662,341
Other assets	92,095	92,095	-	92,095	-

Financial Liabilities
Time deposits	$570,397	$573,670	$-	$573,670	$-
Securities sold under retail repurchase agreements and
federal funds purchased	117,887	117,887	-	117,887	-
Advances from FHLB	515,000	534,818	-	534,818	-
Subordinated debentures	30,000	13,994	-	-	13,994

			Fair Value Measurements
	December 31, 2015		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$249,601	$253,040	$-	$253,040	$-
Loans, net of allowance	3,454,475	3,526,807	-	-	3,526,807
Other assets	90,866	90,866	-	90,866	-

Financial Liabilities
Time deposits	$508,444	$508,000	$-	$508,000	$-
Securities sold under retail repurchase agreements and
federal funds purchased	109,145	109,145	-	109,145	-
Advances from FHLB	685,000	704,410	-	704,410	-
Subordinated debentures	35,000	14,694	-	-	14,694

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at June 30, 2016 and December 31, 2015 as determined by the each insurance carrier.  The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and six months ended June 30, 2016 and 2015, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities were not significant for the three and six months ended June 30, 2016 and 2015, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.1 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities were not significant for the three and six months ended June 30, 2016 and 2015, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended June 30, 2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$41,804	$-	$1	$(2)	$41,803
Interest expense	5,073	-	-	(2)	5,071
Provision for loan and lease losses	2,957	-	-	-	2,957
Noninterest income	10,136	950	1,843	(178)	12,751
Noninterest expense	28,999	1,030	1,020	(178)	30,871
Income before income taxes	14,911	(80)	824	-	15,655
Income tax expense	4,718	(31)	321	-	5,008
Net income	$10,193	$(49)	$503	$-	$10,647

Assets	$4,742,368	$5,754	$11,601	$(20,274)	$4,739,449

	Three Months Ended June 30, 2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$38,849	$-	$2	$(2)	$38,849
Interest expense	4,918	-	-	(2)	4,916
Provision for loan and lease losses	1,218	-	-	-	1,218
Non-interest income	24,945	984	1,754	(15,574)	12,109
Non-interest expense	42,958	1,169	924	(15,574)	29,477
Income before income taxes	14,700	(185)	832	-	15,347
Income tax expense	4,763	(74)	325	-	5,014
Net income	$9,937	$(111)	$507	$-	$10,333

Assets	$4,508,858	$5,647	$10,672	$(17,810)	$4,507,367

	Six Months Ended June 30, 2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$83,457	$1	$2	$(4)	$83,456
Interest expense	10,606	-	-	(4)	10,602
Provision for loan and lease losses	4,193	-	-	-	4,193
Noninterest income	20,355	2,403	3,712	(356)	26,114
Noninterest expense	59,379	2,201	1,964	(356)	63,188
Income before income taxes	29,634	203	1,750	-	31,587
Income tax expense	9,362	83	682	-	10,127
Net income	$20,272	$120	$1,068	$-	$21,460

Assets	$4,742,368	$5,754	$11,601	$(20,274)	$4,739,449

	Six Months Ended June 30, 2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$76,920	$1	$3	$(3)	$76,921
Interest expense	9,618	-	-	(3)	9,615
Provision for loan and lease losses	1,815	-	-	-	1,815
Non-interest income	34,781	2,678	3,564	(15,755)	25,268
Non-interest expense	69,975	2,552	1,949	(15,755)	58,721
Income before income taxes	30,293	127	1,618	-	32,038
Income tax expense	9,797	52	631	-	10,480
Net income	$20,496	$75	$987	$-	$21,558

Assets	$4,508,858	$5,647	$10,672	$(17,810)	$4,507,367

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

Overview

Net income for the Company for the second quarter of 2016 totaled $10.6 million ($0.44 per diluted share) as compared to net income of $10.3 million ($0.42 per diluted share) for the second quarter of 2015.

These results reflect the following events:

•         Average total loans for the second quarter of 2016 increased 12% compared to the second quarter of 2015 due primarily to organic growth in the commercial and residential mortgage portfolio segments. Overall, the entire portfolio grew $388 million over the prior year period.

•         Total deposits grew 8% to $3.5 billion at June 30, 2016 as compared to $3.2 billion at June 30, 2015.

•         The net interest margin was 3.51% for the second quarter of 2016, compared to 3.42% for the second quarter of 2015 and 3.44% for the first quarter of 2016.

•         During the second quarter the Company repurchased $35 million in FHLB advances, incurring a prepayment penalty of $1.4 million. Concurrent with that transaction, the Company repurchased subordinated debentures totaling $5 million, realizing a gain of $1.2 million. The Company expects these transactions, together with a $40 million prepayment of FHLB advances in the first quarter, to have a positive effect on its net interest margin in future periods.

In the first six months of 2016, the Mid-Atlantic region in which the Company operates showed moderate economic performance.   International economic concerns, highlighted by Great Britain’s exit from the European Union, including slowing economic growth in China have added to global uncertainty and impeded both the regional and national economic outlook. Positive trends in housing, unemployment and particularly consumer spending in the United States have potentially offset such concerns. These international economic factors, together with low oil prices and a lack of consistent high-paying jobs growth, have caused uncertainty on the part of both large and small businesses, limiting business development and capital expenditures, effectively restricting economic expansion. Together with recent events in Europe, these concerns have caused enough economic uncertainty and market volatility, to suppress confidence and thus constrain the pace of domestic economic expansion and lending. The Company has emphasized the fundamentals of community banking in this challenging business environment and has maintained its overall credit quality and strong levels of liquidity and capital.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s non-performing assets decreased to $32.7 million at June 30, 2016 from $41.8 million at June 30, 2015. This decrease was due primarily to loan pay-offs. Non-performing assets represented 0.69% of total assets at June 30, 2016 compared to 0.93% at June 30, 2015.  The ratio of net charge-offs to average loans and leases was 0.15% for the second quarter of 2016, compared to an insignificant ratio for the prior year quarter.

Non-interest income increased 5% in the second quarter of 2016 compared to the second quarter of 2015. During the quarter the Company recognized a $1.2 million gain on the extinguishment of subordinated debentures. Excluding this gain, non-interest income decreased 5% driven by a decrease in wealth management income due primarily to a reduced level of assets under management as a result of the sale of a portion of the portfolio in the first quarter of 2016. Income from mortgage banking activities increased due to a higher level of loan sales during the quarter.

Non-interest expenses increased 5% in the second quarter of 2016 compared to the second quarter of 2015 due mainly to $1.4 million in penalties due to the prepayment of FHLB advances. Excluding such penalties, non-interest expenses remained level compared to the prior year quarter.

Total assets at June 30, 2016 increased 2% compared to December 31, 2015. Loan balances increased 5% compared to the prior year end due to growth in commercial loans and residential mortgage loans while consumer loans remained even with the prior year end. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 8% compared to balances at December 31, 2015. The increase in customer funding sources was driven primarily by increases of 11% in noninterest-bearing and interest-bearing transaction accounts and 6% in regular savings accounts. Retail repurchase agreements increased 8% as the Company increased its emphasis on the sale of such cash management services. Certificates of deposit increased 12% compared to the balances at December 31, 2015 as the Company increased rates to fund loan growth.  The Company continued to manage its net interest margin by the prepayment of FHLB advances in both the first and second quarters, coupled with the sale of relatively low yielding investment securities in the first quarter and the extinguishment of subordinated debentures in the second quarter.  During the first six months of 2016, stockholders’ equity increased $5 million to $529 million due to the increase in accumulated other comprehensive income during the period.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Six Months Ended June 30,
		2016			2015
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$809,574	$13,802	3.41%	$729,343	$12,279	3.37%
Residential construction loans	138,781	2,463	3.57	134,849	2,489	3.72
Total mortgage loans	948,355	16,265	3.43	864,192	14,768	3.42
Commercial ADC loans	266,888	6,113	4.61	212,257	4,862	4.62
Commercial investor real estate loans	769,803	17,600	4.60	657,088	15,350	4.71
Commercial owner occupied real estate loans	681,347	16,365	4.83	618,100	15,200	4.96
Commercial business loans	457,181	9,956	4.38	390,853	8,507	4.39
Leasing	-	-	-	36	1	3.76
Total commercial loans and leases	2,175,219	50,034	4.63	1,878,334	43,920	4.72
Consumer loans	450,335	7,774	3.49	429,746	7,106	3.35
Total loans and leases (2)	3,573,909	74,073	4.16	3,172,272	65,794	4.18
Loans held for sale	11,181	198	3.54	10,583	208	3.94
Taxable securities	490,338	6,356	2.59	617,861	7,722	2.50
Tax-exempt securities (3)	284,524	6,024	4.23	294,024	6,305	4.29
Total investment securities	774,862	12,380	3.20	911,885	14,027	3.08
Interest-bearing deposits with banks	42,777	107	0.50	35,273	44	0.25
Federal funds sold	608	2	0.48	473	1	0.22
Total interest-earning assets	4,403,337	86,760	3.96	4,130,486	80,074	3.90

Less: allowance for loan and lease losses	(41,567)			(37,833)
Cash and due from banks	46,783			46,663
Premises and equipment, net	53,396			51,127
Other assets	212,915			215,567
Total assets	$4,674,864			$4,406,010

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$577,771	223	0.08%	$525,692	207	0.08%
Regular savings deposits	294,339	89	0.06	274,220	71	0.05
Money market savings deposits	902,352	932	0.21	832,549	590	0.14
Time deposits	538,435	2,634	0.98	455,147	1,693	0.75
Total interest-bearing deposits	2,312,897	3,878	0.34	2,087,608	2,561	0.25
Other borrowings	116,792	138	0.24	98,228	110	0.23
Advances from FHLB	599,423	6,113	2.05	614,254	6,502	2.13
Subordinated debentures	32,995	473	2.87	35,000	442	2.53
Total interest-bearing liabilities	3,062,107	10,602	0.70	2,835,090	9,615	0.68

Noninterest-bearing demand deposits	1,052,116			1,004,965
Other liabilities	37,793			46,824
Stockholders' equity	522,848			519,131
Total liabilities and stockholders' equity	$4,674,864			$4,406,010

Net interest income and spread		76,158	3.26%		70,459	3.22%
Less: tax-equivalent adjustment		3,304			3,153
Net interest income		$72,854			$67,306

Interest income/earning assets			3.96%			3.90%
Interest expense/earning assets			0.49			0.47
Net interest margin			3.47%			3.43%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2016 and 2015. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $3.3 million and $3.2 million in 2016 and 2015, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Results of Operations

For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net income for the Company for the first six months of 2016 totaled $21.5 million ($0.89 per diluted share) compared to net income of $21.6 million ($0.87 per diluted share) for the first six months of 2015.

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

Net interest income for the first six months of 2016 was $72.9 million compared to $67.3 million for the first six months of 2015. On a tax-equivalent basis, net interest income for the first six months of 2016 was $76.2 million compared to $70.5 million for the first six months of 2015, an increase of 8%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that has increased to 3.47% for the first six months of 2016 compared to 3.43% for the first six months of 2015.  Average interest-earning assets increased by 7% while average interest-bearing liabilities increased 8% in the first six months of 2016 compared to the first six months of 2015.  Average noninterest-bearing deposits increased 5% in the first six months of 2016 as the percentage of average noninterest-bearing deposits to total deposits remained stable. The higher net interest margin was driven by an increase in the yield on interest-earning assets as a result of loan growth and the migration of assets from lower-yielding investment securities into higher-yielding loans.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2016 vs. 2015			2015 vs. 2014
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$1,523	$1,375	$148	$1,218	$1,516	$(298)
Residential construction loans	(26)	74	(100)	(123)	(97)	(26)
Commercial ADC loans	1,251	1,262	(11)	609	1,114	(505)
Commercial investor real estate loans	2,250	2,613	(363)	1,478	2,145	(667)
Commercial owner occupied real estate loans	1,165	1,564	(399)	987	1,216	(229)
Commercial business loans	1,449	1,468	(19)	416	924	(508)
Leasing	(1)	1	-	(11)	(9)	(2)
Consumer loans	668	357	311	780	752	28
Loans held for sale	(10)	11	(21)	78	89	(11)
Taxable securities	(1,366)	(1,634)	268	(993)	(1,026)	33
Tax exempt securities	(281)	(196)	(85)	(222)	(176)	(46)
Interest-bearing deposits with banks	63	11	52	2	2	-
Federal funds sold	1	1	-	1	1	-
Total interest income	6,686	6,907	(219)	4,220	6,451	(2,231)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	16	22	(6)	13	15	(2)
Regular savings deposits	18	6	12	(26)	8	(34)
Money market savings deposits	342	49	293	44	(21)	65
Time deposits	941	352	589	154	(25)	179
Other borrowings	28	23	5	34	36	(2)
Advances from FHLB	(389)	(152)	(237)	51	446	(395)
Subordinated debentures	31	(26)	57	5	-	5
Total interest expense	987	274	713	275	459	(184)
Net interest income	$5,699	$6,633	$(932)	$3,945	$5,992	$(2,047)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income increased 8% for the first six months of 2016 compared to the prior year period. The previous table shows that, in 2016, the increase in average loans and leases more than offset the decline in earning asset yields with respect to the loan portfolio.

The average balance of the loan portfolio increased 13% for the first six months of 2016 compared to the first six months of 2015. This growth occurred in the residential mortgage portfolio and all segments of the commercial loan portfolio. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases decreased by 2 basis points as fewer higher rate loans were paid off and new loans were originated at comparatively lower rates compared to prior periods. The decline in the portfolio yield was driven primarily by a decrease of 9 basis points in the yield on the commercial loan portfolio.

The average yield on total investment securities increased 12 basis points while the average balance of the portfolio decreased 15% for the first six months of 2016 compared to the first six months of 2015. The increase in the yield on investments was due primarily to a decline in the relative size of the lower-yielding mortgage-backed securities portfolio due in large part to the sale of $40 million of such securities to fund the prepayment of Federal Home Loan Bank advances in the first quarter of 2016. An effect of this sale was an increase in the relative size of the higher yielding state and municipal portfolio as the size of the overall portfolio declined.

Interest Expense

Interest expense increased 10% in the first six months of 2016 compared to the first six months of 2015. The cost of interest-bearing deposits increased as the Company increased rates to maintain deposit relationships and to provide funding for loan growth. Both the average balance and average rate paid on Federal Home Loan Bank advances decreased due to the prepayments mentioned previously and a reduced need for borrowings due to the growth in deposits. Average deposits increased 9% in the first six months of 2016 compared to the first six months of 2015. This increase was primarily due to increases of $99 million or 6% in average noninterest-bearing and interest-bearing checking accounts together with increases of $83 million or 18% in certificates of deposit and $70 million or 8% in money market accounts as the Company increased rates on these products.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2016/2015	2016/2015
(Dollars in thousands)	2016	2015	$ Change	% Change
Securities gains	$1,919	$19	$1,900	-%
Service charges on deposit accounts	3,859	3,721	138	3.7
Mortgage banking activities	1,641	2,000	(359)	(18.0)
Wealth management income	8,853	10,077	(1,224)	(12.1)
Insurance agency commissions	2,394	2,499	(105)	(4.2)
Income from bank owned life insurance	1,230	1,319	(89)	(6.7)
Bank card fees	2,309	2,277	32	1.4
Other income	3,909	3,356	553	16.5
Total non-interest income	$26,114	$25,268	$846	3.3

Total non-interest income was $26.1 million for the first six months of 2016 compared to $25.3 million for the first six months of 2015. The first six months of 2016 includes $1.9 million in gains on sales and calls of investment securities and a gain of $1.2 million on the extinguishment of $5 million in subordinated debentures. Excluding these gains, non-interest income decreased 9% due to a decrease in income from wealth management resulting from the sale of a portion of the assets under management in the first quarter of 2016 and a decrease in income from mortgage banking during the first six months of 2016 due primarily to lower mortgage sales volumes. Further detail by type of non-interest income follows:

•         Investment securities gains increased for the first six months compared to the prior year period due to the sale of $40 million in mortgage-backed ARM securities and the call of a $10 million U. S. Agency security during the first quarter. The proceeds of these transactions were applied to prepay FHLB advances in the first quarter of 2016.

•         Income from mortgage banking activities decreased in the first six months of 2016 compared to the first six months of 2015 due primarily to lower loan sales volumes.

•         Wealth management income is comprised of income from trust and estate services and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Trust services fees remained level for the first six months of 2016 compared to the prior year period.  Investment management fees in West Financial Services increased 2% for the first six months of 2016 compared to the same period of 2015, due to an increase in assets under management.  Fees on sales of investment products declined for the first half of 2016 compared to the prior year period as the Company sold a portion of its portfolio of assets under management in the first quarter of 2016. Overall total assets under management decreased to $2.3 billion at June 30, 2016 compared to $2.9 billion at June 30, 2015 primarily as a result of the previously mentioned sale.

•         Income from bank owned life insurance decreased due to policy proceeds recognized during the first quarter of 2015.

•         Other non-interest income increased due mainly to a $1.2 million gain on the extinguishment of subordinated debentures in the second quarter of 2016. Excluding this gain, other non-interest income decreased for the period due to declines in loan prepayment fees and gains on sales of SBA loans.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2016/2015	2016/2015
(Dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$35,451	$34,833	$618	1.8%
Occupancy expense of premises	6,635	6,662	(27)	(0.4)
Equipment expenses	3,357	2,863	494	17.3
Marketing	1,343	1,473	(130)	(8.8)
Outside data services	2,718	2,363	355	15.0
FDIC insurance	1,286	1,285	1	0.1
Amortization of intangible assets	60	213	(153)	(71.8)
Litigation expense	-	362	(362)	(100.0)
Professional fees	2,585	2,408	177	7.4
Other real estate owned	12	14	(2)	(14.3)
Other expense	9,741	6,245	3,496	56.0
Total non-interest expense	$63,188	$58,721	$4,467	7.6

Non-interest expenses totaled $63.2 million in the first six months of 2016 compared to $58.7 million in the first six months of 2015, an increase of 8%. This increase in expenses was driven primarily by $3.2 million in penalties due to the prepayment of FHLB advances during the first and second quarters. Excluding such penalties, non-interest expenses increased 2% due to higher salaries and benefits.  Further detail by category of non-interest expense follows:

•         Salaries and employee benefits, the largest component of non-interest expenses, increased in the first half of 2016 due primarily to higher compensation expenses as a result of merit increases and increased benefit expenses.  The average number of full-time equivalent employees was 725 in the first six months of 2016 compared to 718 in the first six months of 2015.

•         Equipment expenses increased in 2016 compared to 2015 due to higher software amortization expense related to new systems.

•         Outside data services expenses increased in 2016 compared to the prior year quarter due primarily to implementation of new systems and the issuance of new chip enabled debit cards.

•         Intangibles amortization decreased in 2016 due to the costs of prior year acquisitions being fully amortized during the period.

•         Litigation expense decreased compared to the prior year quarter due to the settlement of litigation in the fourth quarter of 2015.

•         Other non-interest expenses increased in the first six months of 2016 compared to the prior year period due to penalties related to the prepayment of FHLB advances mentioned previously. Excluding this expense, other non-interest expenses increased 5% for the first six months compared to the prior year period.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio has remained stable in the first six months of 2016 compared to the first six months of 2015 due primarily to the penalties on prepayment of FHLB advances which were offset by the gains on sales of securities and the extinguishment of subordinated debentures during the first six months of 2016.

In addition, the Company uses pre-tax, pre-provision income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, and the provision for income taxes back to net income. This metric increased in the first half of 2016 compared to the first six months of 2015 due primarily to the increase in net interest income.

The GAAP and non-GAAP efficiency ratios for the second quarter are reconciled and provided in the following table. Both the GAAP and non-GAAP efficiency ratios decreased in the second quarter of 2016 compared to the second quarter of 2015 due primarily to the increase in net interest income. Pre-tax, pre-provision income increased in the second quarter of 2016 compared to the second quarter of 2015 due primarily to higher net interest income.

GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Pre-tax pre-provision income:
Net income	$10,647	$10,333	$21,460	$21,558
Plus non-GAAP adjustment:
Litigation expense	-	162	-	362
Income taxes	5,008	5,014	10,127	10,480
Provision for loan and lease losses	2,957	1,218	4,193	1,815
Pre-tax pre-provision income	$18,612	$16,727	$35,780	$34,215

Efficiency ratio - GAAP basis:
Non-interest expense	$30,871	$29,477	$63,188	$58,721

Net interest income plus non-interest income	$49,483	$46,042	$98,968	$92,574

Efficiency ratio - GAAP basis	62.39%	64.02%	63.85%	63.43%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$30,871	$29,477	$63,188	$58,721
Less non-GAAP adjustment:
Amortization of intangible assets	28	106	60	213
Loss on FHLB redemption	1,416	-	3,167	-
Litigation expense	-	162	-	362
Non-interest expenses - as adjusted	$29,427	$29,209	$59,961	$58,146

Net interest income plus non-interest income	$49,483	$46,042	$98,968	$92,574
Plus non-GAAP adjustment:
Tax-equivalent income	1,640	1,589	3,304	3,153
Less non-GAAP adjustments:
Securities gains	150	19	1,919	19
Gain on redemption of subordinated debentures	1,200	-	1,200	-
Net interest income plus non-interest income - as adjusted	$49,773	$47,612	$99,153	$95,708

Efficiency ratio - Non-GAAP basis	59.12%	61.35%	60.47%	60.75%

Income Taxes

The Company had income tax expense of $10.1 million in the first six months of 2016, compared to income tax expense of $10.5 million in the first six months of 2015. The resulting effective tax rates were 32% for the first six months of 2016 and 33% for the first six months of 2015. This decrease was due to the decline in net income before taxes for the period.

Results of Operations

For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net income for the Company for the second quarter of 2016 totaled $10.6 million ($0.44 per diluted share) compared to net income of $10.3 million ($0.42 per diluted share) for the second quarter of 2015.

Net Interest Income

Net interest income for the second quarter of 2016 was $36.7 million compared to $33.9 million for the first second quarter of 2015. On a tax-equivalent basis, net interest income for the second quarter of 2016 was $38.4 million compared to $35.5 million for the second quarter of 2015, an increase of 8%. The following table provides an analysis of net interest income performance that reflects a net interest margin that has increased to 3.51% for the second quarter of 2016 compared to 3.42% for the second quarter of 2015.  Average interest-earning assets increased by 6% while average interest-bearing liabilities also increased 6% in the second quarter of 2016 compared to the second quarter of 2015.  Average noninterest-bearing deposits increased 6% in the second quarter of 2016 while the percentage of average noninterest-bearing deposits to total deposits remained stable. During the quarter the net interest margin was driven by an increase in the yield on interest-earning assets and reduced cost of borrowing due to the prepayment of FHLB advances. These trends were somewhat offset by an increase in the cost of deposits as the Company increased rates on certificates of deposit to maintain deposit relationships and fund loan growth.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended June 30,
		2016			2015
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$811,705	$6,934	3.42%	$734,382	$6,155	3.35%
Residential construction loans	142,854	1,268	3.57	137,216	1,268	3.71
Total mortgage loans	954,559	8,202	3.44	871,598	7,423	3.41
Commercial ADC loans	272,090	3,115	4.60	218,341	2,525	4.64
Commercial investor real estate loans	788,785	8,988	4.58	668,883	7,771	4.66
Commercial owner occupied real estate loans	684,907	8,280	4.86	624,407	7,669	4.93
Commercial business loans	453,459	4,943	4.38	398,510	4,369	4.40
Leasing	-	-	-	28	-	1.49
Total commercial loans and leases	2,199,241	25,326	4.63	1,910,169	22,334	4.69
Consumer loans	449,594	3,885	3.50	434,011	3,606	3.35
Total loans and leases (2)	3,603,394	37,413	4.17	3,215,778	33,363	4.16
Loans held for sale	8,326	64	3.08	14,075	132	3.76
Taxable securities	456,803	2,943	2.58	606,581	3,786	2.50
Tax-exempt securities (3)	282,329	2,968	4.21	291,656	3,135	4.30
Total investment securities	739,132	5,911	3.20	898,237	6,921	3.08
Interest-bearing deposits with banks	43,300	54	0.50	34,400	22	0.25
Federal funds sold	727	1	0.49	473	-	0.22
Total interest-earning assets	4,394,879	43,443	3.97	4,162,963	40,438	3.89

Less: allowance for loan and lease losses	(42,064)			(38,217)
Cash and due from banks	46,527			46,894
Premises and equipment, net	53,218			51,591
Other assets	211,783			215,439
Total assets	$4,664,343			$4,438,670

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$586,323	115	0.08%	$527,307	101	0.08%
Regular savings deposits	298,435	47	0.06	278,199	37	0.05
Money market savings deposits	907,670	495	0.22	833,382	317	0.15
Time deposits	554,707	1,384	1.00	466,632	912	0.78
Total interest-bearing deposits	2,347,135	2,041	0.35	2,105,520	1,367	0.26
Other borrowings	122,601	72	0.24	106,180	60	0.23
Advances from FHLB	519,780	2,739	2.12	605,714	3,266	2.16
Subordinated debentures	30,989	219	2.83	35,000	223	2.55
Total interest-bearing liabilities	3,020,505	5,071	0.68	2,852,414	4,916	0.69

Noninterest-bearing demand deposits	1,082,762			1,023,042
Other liabilities	39,689			46,274
Stockholders' equity	521,387			516,940
Total liabilities and stockholders' equity	$4,664,343			$4,438,670

Net interest income and spread		38,372	3.29%		35,522	3.20%
Less: tax-equivalent adjustment		1,640			1,589
Net interest income		$36,732			$33,933

Interest income/earning assets			3.97%			3.89%
Interest expense/earning assets			0.46			0.47
Net interest margin			3.51%			3.42%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2016 and 2015. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.6 million and $1.6 million in 2016 and 2015, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Interest Income

The Company's total tax-equivalent interest income increased 7% for the second quarter of 2016 compared to the prior year quarter. The previous table shows that this increase was driven by a combination of an increase in average loans and leases, higher loan yields and a higher yield on the investment portfolio.

The average balance of the loan portfolio increased 12% for the second quarter of 2016 compared to the prior year period. This growth was primarily in the commercial investor real estate, commercial owner occupied real estate, commercial business and residential mortgage portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases increased by 1 basis point due to growth in higher yielding commercial loans to represent a higher proportion of the total portfolio.

The average yield on total investment securities increased 12 basis points while the average balance of the portfolio decreased 18% for the second quarter of 2016 compared to the second quarter of 2015. The increase in the yield on investments was due primarily to a decline in the relative size of the lower-yielding mortgage-backed securities portfolio due in large part to the sale of $40 million of such securities in the first quarter of 2016 to fund the prepayment of Federal Home Loan Bank advances mentioned previously. In addition, the relative size of the higher yielding state and municipal portfolio increased as a proportion of the overall reduced portfolio.

Interest Expense

Interest expense increased 3% in the second quarter of 2016 compared to the second quarter of 2015. The cost of interest-bearing deposits increased as the Company increased rates to maintain deposit relationships and fund loan growth. The average balances of Federal Home Loan Bank advances decreased and the average rate paid on such advances also decreased 4 basis points due to the prepayment of such advances during the first and second quarters. Average deposits increased 10% in the second quarter of 2016 compared to the second quarter of 2015. This increase was primarily due to increases of $119 million or 8% in average noninterest-bearing and interest-bearing checking accounts together with increases of $88 million or 19% in certificates of deposit and $74 million or 9% in money market accounts as the Company increased rates on these products.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2016/2015	2016/2015
(Dollars in thousands)	2016	2015	$ Change	% Change
Securities gains	$150	$19	$131	-
Service charges on deposit accounts	1,956	1,839	117	6.4%
Mortgage banking activities	1,106	822	284	34.5
Wealth management income	4,448	5,161	(713)	(13.8)
Insurance agency commissions	949	881	68	7.7
Income from bank owned life insurance	615	606	9	1.5
Bank card fees	1,220	1,220	-	-
Other income	2,307	1,561	746	47.8
Total non-interest income	$12,751	$12,109	$642	5.3

Total non-interest income was $12.8 million for the second quarter of 2016 compared to $12.1 million for the second quarter of 2015. The second quarter of 2016 includes a gain of $1.2 million on the extinguishment of subordinated debentures. Excluding this gain, non-interest income decreased 5% due to a decrease in income from wealth management due to the sale of a portion of the assets under management in the first quarter. Further detail by type of non-interest income follows:

•         Investment securities gains increased for the current quarter compared to the prior year quarter due to calls during the period.

•         Service charges on deposit accounts increased in the current quarter compared to the prior year quarter due to higher return check charges and commercial analysis fees.

•         Income from mortgage banking activities increased in the second quarter of 2016 compared to the second quarter of 2015 due primarily to the sales of loans during the quarter.

•         Wealth management income is comprised of income from trust and estate services and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Trust services fees increased 4% for the second quarter due to an increase in one-time estate fees.  Investment management fees in West Financial Serviced increased 5% for the second quarter of 2016 compared to the second quarter of 2015, due to an increase in assets under management. Fees on sales of investment products declined for the second quarter compared to the prior year quarter as the Company sold a portion of its portfolio of assets under management in the first quarter of 2016. Overall total assets under management decreased to $2.3 billion at June 30, 2016 compared to $2.9 billion at June 30, 2015 primarily as a result of the previously mentioned sale.

•         Insurance agency commissions increased in the current quarter due to growth in income from commercial and personal insurance lines.

•         Other non-interest income increased during the second quarter of 2016 compared to the second quarter of 2015 due primarily to the gain on the extinguishment of subordinated debentures during the quarter. Excluding this gain, other non-interest income decreased 29% due to decreases in gains on sales of SBA loans and vendor incentive income.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2016/2015	2016/2015
(Dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$17,221	$17,534	$(313)	(1.8)%
Occupancy expense of premises	3,162	3,173	(11)	(0.3)
Equipment expenses	1,693	1,490	203	13.6
Marketing	662	942	(280)	(29.7)
Outside data services	1,355	1,102	253	23.0
FDIC insurance	649	654	(5)	(0.8)
Amortization of intangible assets	28	106	(78)	(73.6)
Litigation expense	-	162	(162)	(100.0)
Professional fees	1,447	1,199	248	20.7
Other real estate owned	(5)	4	(9)	(100.0)
Other expense	4,659	3,111	1,548	49.8
Total non-interest expense	$30,871	$29,477	$1,394	4.7

Non-interest expenses totaled $30.9 million in the second quarter of 2016 compared to $29.5 million in the second quarter of 2015, an increase of 5%. This increase in expenses was driven primarily by $1.4 million in penalties due to the prepayment of FHLB advances during the quarter. Excluding such penalties, non-interest expenses remained level compared to the prior year quarter.  Further detail by category of non-interest expense follows:

•         Salaries and employee benefits, the largest component of non-interest expenses, decreased in the second quarter of 2016 due primarily to a decrease in health insurance expense due to lower claims. These expense decreases more than offset the increase in compensation expenses as a result of staff additions and merit increases.  The average number of full-time equivalent employees was 728 in the second quarter of 2016 compared to 722 in the second quarter of 2015.

•         Equipment expenses increased in 2016 compared to 2015 due to higher software amortization expense.

•         Marketing expenses decreased in 2016 compared to 2015 due to the timing of such expenses.

•         Outside data services expenses increased in 2016 compared to the prior year quarter due primarily to implementation of new systems and issuance of new chip-enabled debit cards.

•         Litigation expense decreased compared to the prior year quarter due to the settlement of the litigation in the fourth quarter of 2015.

•         Professional fees increased 21% in the second quarter of 2016 due to increases in legal, consulting and other professional fees.

•         Other non-interest expenses increased in the second quarter of 2016 compared to the prior year quarter due to penalties related to the prepayment of FHLB advances mentioned previously. Excluding this expense, other non-interest expenses increased 9% for the quarter compared to the prior year period due to employee recognition expenses and a legal settlement.

Income Taxes

The Company had income tax expense of $5.0 million in the second quarter of 2016, compared to income tax expense of $5.0 million in the second quarter of 2015. The resulting effective tax rates were 32% for the second quarter of 2016 and 33% for the second quarter of 2015. This decrease in the effective tax rate was due to tax-exempt income comprising a higher proportion of net income before taxes.

FINANCIAL CONDITION

The Company's total assets were $4.7 billion at June 30, 2016 and at December 31, 2015. Total loans increased 5% compared to the previous year end. This increase was partially offset by a 13% decrease in the investment portfolio.

Analysis of Loans and Leases

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	June 30, 2016		December 31, 2015		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Residential real estate:
Residential mortgage	$820,618	22.3%	$796,358	22.8%	$24,260	3.0%
Residential construction	142,710	3.9	129,281	3.7	13,429	10.4
Commercial real estate:
Commercial owner occupied real estate	700,599	19.1	678,027	19.4	22,572	3.3
Commercial investor real estate	824,252	22.4	719,084	20.6	105,168	14.6
Commercial acquisition, development and construction	285,585	7.8	255,980	7.3	29,605	11.6
Commercial business	451,711	12.3	465,765	13.3	(14,054)	(3.0)
Consumer	447,149	12.2	450,875	12.9	(3,726)	(0.8)
Total loans and leases	$3,672,624	100.0%	$3,495,370	100.0%	$177,254	5.1

Total loans and leases, excluding loans held for sale, increased 5% at June 30, 2016 compared to December 31, 2015. The commercial loan portfolio increased 7% at June 30, 2016 driven by increases of 15% in investor real estate loans and 12% in ADC loans. These increases were somewhat offset by a 3% decrease in commercial business loans.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, increased 4% at June 30, 2016 compared to December 31, 2015. Permanent residential mortgages, most of which are 1-4 family, reflected an increase of 3% while residential construction loans increased 10% during the second quarter.

The consumer loan portfolio remained level at June 30, 2016 compared to December 31, 2015.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

		June 30, 2016		December 31, 2015		Period-to-Period Change
(Dollars in thousands)		Amount	%	Amount	%	$	%
Investments available-for-sale:
U.S. government agencies and corporations	U.S. government agencies and corporations	$79,791	10.9%	$108,400	12.9%	$(28,609)	(26.4)%
State and municipal	State and municipal	305,160	41.5	164,707	19.6	140,453	85.3
Mortgage-backed	Mortgage-backed	311,189	42.3	316,696	37.6	(5,507)	(1.7)
Corporate debt	Corporate debt	2,116	0.3	-	-	2,116	-
Trust preferred	Trust preferred	1,007	0.1	1,023	0.1	(16)	(1.6)
Marketable equity securities	Marketable equity securities	1,223	0.2	1,223	0.1	-	-
	Total available-for-sale securities	700,486	95.3	592,049	70.3	108,437	18.3

Investments held-to-maturity and other equity:
U.S. government agencies and corporations	U.S. government agencies and corporations	-	-	56,460	6.7	(56,460)	-
State and municipal	State and municipal	-	-	149,537	17.8	(149,537)	-
Mortgage-backed	Mortgage-backed	-	-	168	-	(168)	-
	Corporate debt	-	-	2,100	0.3	(2,100)	-
Other equity securities	Other equity securities	34,342	4.7	41,336	4.9	(6,994)	(16.9)
	Total held-to-maturity and other equity	34,342	4.7	249,601	29.7	(215,259)	(86.2)
Total securities		$734,828	100.0%	$841,650	100.0%	$(106,822)	(12.7)

The investment portfolio decreased 13% at June 30, 2016 compared to December 31, 2015, as a result of calls of agency securities and amortization of mortgage-backed securities throughout the period in addition to the sale of $39 million in mortgage-backed securities in the first quarter. These proceeds were used in combination to prepay FHLB borrowings, to fund purchases of securities to replace a portion of the called securities and provide liquidity for loan growth.

Available-for-sale securities increased 18% at June 30, 2016 compared to December 31, 2015 due to the Company’s designation of the held-to-maturity investment portfolio as available-for-sale during the first quarter. This transfer was made to provide for additional liquidity for the Company to fund loan growth.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 2.8 years at June 30, 2016 and 3.3 years at December 31, 2015. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Other Earning Assets

Residential mortgage loans held for sale decreased $2 million to $13 million as of June 30, 2016 from $15 million as of December 31, 2015.  The aggregate of federal funds sold and interest-bearing deposits with banks increased $14 million to $40 million at June 30, 2016 compared to December 31, 2015 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	June 30, 2016		December 31, 2015		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Noninterest-bearing deposits	$1,176,135	33.5%	$1,001,841	30.7%	$174,294	17.4%
Interest-bearing deposits:
Demand	574,894	16.4	570,333	17.5	4,561	0.8
Money market savings	886,038	25.3	898,655	27.5	(12,617)	(1.4)
Regular savings	302,677	8.6	284,457	8.7	18,220	6.4
Time deposits of less than $100,000	259,962	7.4	248,172	7.6	11,790	4.8
Time deposits of $100,000 or more	310,435	8.8	260,272	8.0	50,163	19.3
Total interest-bearing deposits	2,334,006	66.5	2,261,889	69.3	72,117	3.2
Total deposits	$3,510,141	100.0%	$3,263,730	100.0%	$246,411	7.5

Deposits and Borrowings

Total deposits increased $246 million or 8% at June 30, 2016 compared to December 31, 2015. This increase was due primarily to increases of 17% in noninterest-bearing checking accounts and 12% in certificates of deposit compared to the prior year end. In addition, regular savings accounts increased 6% compared to December 31, 2015. The increase in these products occurred as the Company raised rates to maintain client relationships and to fund loan growth in addition to clients’ emphasis on safety and liquidity in the face of volatile equity markets. Total borrowings decreased 20% at June 30, 2016 compared to December 31, 2015 due to a combination of deposit growth, the prepayment of $75 million in FHLB advances and the extinguishment of $5 million in subordinated debentures during the first six months of 2016.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $529 million at June 30, 2016 compared to $524 million at December 31, 2015 as net income during the period exceeded the payment of dividends and stock repurchases.  The ratio of average equity to average assets was 11.18% for the first six months of 2016, as compared to 11.78% for the first six months of 2015.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	June 30, 2016	December 31, 2015	Requirements
Total capital to risk-weighted assets	13.57%	14.25%	8.00%

Tier 1 capital to risk-weighted assets	12.42%	13.13%	6.00%

Common equity tier 1 capital	11.63%	12.17%	4.50%

Tier 1 leverage	10.29%	10.60%	4.00%

At June 30, 2016, Tier 1 capital of $471 million and total qualifying capital of $515 million each included $30.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of June 30, 2016, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	June 30, 2016	December 31, 2015
Tangible common equity ratio:
Total stockholders' equity	$529,479	$524,427
Accumulated other comprehensive income (loss)	(5,886)	1,297
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(77)	(138)
Tangible common equity	$439,345	$441,415

Total assets	$4,739,449	$4,655,380
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(77)	(138)
Tangible assets	$4,655,201	$4,571,071

Tangible common equity ratio	9.44%	9.66%

Tangible book value per share	$18.40	$18.17

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

Total non-performing loans decreased 9% to $31.4 million at June 30, 2016 compared to the balance at December 31, 2015. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the volatility being experienced in various business sectors of the economy on both a regional and national level.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan and lease losses was a charge of $4.2 million in the first six months of 2016 compared to a charge of $1.8 million in the first six months of 2015.   The increase in the provision in the first six months of 2016 was driven primarily by growth in the loan portfolio.

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

Allowance for Loan and Lease Losses

During the second quarter of 2016, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.

At June 30, 2016, total non-performing loans and leases were $31.4 million, or 0.85% of total loans and leases, compared to $34.5 million, or 0.99% of total loans and leases, at December 31, 2015.  The allowance represented 138% of non-performing loans and leases at June 30, 2016 as compared to 119% at December 31, 2015. The decrease in this ratio was due primarily to growth in the loan portfolio. The allowance for loan and lease losses as a percent of total loans and leases was 1.18% at June 30, 2016 as compared to 1.17% at December 31, 2015.

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

The balance of impaired loans was $25.1 million, with specific allowances of $3.8 million against those loans at June 30, 2016, as compared to $28.9 million with allowances of $3.4 million, at December 31, 2015.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 75% of total loans and leases at both June 30, 2016 and December 31, 2015.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2016	December 31, 2015
Balance, January 1	$40,895	$37,802
Provision for loan and lease losses	4,193	5,371
Loan charge-offs:
Residential real estate:
Residential mortgage	(1,334)	(614)
Residential construction	-	-
Commercial real estate:
Commercial investor	(197)	(91)
Commercial owner occupied	-	(1,043)
Commercial AD&C	(48)	(739)
Commercial business	(185)	(306)
Leases	-	(4)
Consumer	(508)	(998)
Total charge-offs	(2,272)	(3,795)
Loan recoveries:
Residential real estate:
Residential mortgage	330	145
Residential construction	20	51
Commercial real estate:
Commercial investor	112	20
Commercial owner occupied	4	3
Commercial AD&C	-	580
Commercial business	12	475
Leases	-	-
Consumer	90	243
Total recoveries	568	1,517
Net charge-offs	(1,704)	(2,278)
Balance, period end	$43,384	$40,895

Net charge-offs to average loans and leases	0.10%	0.07%
Allowance for loan losses to loans	1.18%	1.17%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Non-accrual loans and leases:
Residential real estate:
Residential mortgage	$6,186	$8,822
Residential construction	202	418
Commercial real estate:
Commercial investor	8,868	8,368
Commercial owner occupied	5,678	6,340
Commercial AD&C	137	194
Commercial business	4,263	3,696
Leases	-	-
Consumer	2,600	2,193
Total non-accrual loans and leases	27,934	30,031

Loans and leases 90 days past due
Residential real estate:
Residential mortgage	-	-
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	-	-
Leases	-	-
Consumer	2	-
Total 90 days past due loans and leases	2	-

Restructured loans and leases (accruing)	3,420	4,467
Total non-performing loansand leases	31,356	34,498
Other real estate owned, net	1,311	2,742
Total non-performing assets	$32,667	$37,240

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
June 30, 2016	(2.42%)	(1.04%)	0.30%	0.20%	N/A	N/A	N/A	N/A
December 31, 2015	(5.99%)	(3.63%)	(1.52%)	(0.68%)	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2015 at all shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2015 to June 30, 2016 at all shock levels was the result of a decline in both short-term and long-term FHLB borrowings which will reduce the Company’s exposure to increases in interest rates.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
June 30, 2016	(2.68%)	(0.86%)	1.16%	1.44%	N/A	N/A	N/A	N/A
December 31, 2015	(8.24%)	(5.50%)	(2.72%)	(1.28%)	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk improved from December 31, 2015 to June 30, 2016 in all rising shock scenarios. The positive impact in EVE was driven by the decrease in FHLB advances and higher balances of noninterest-bearing checking accounts.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2016.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 72% of total interest-earning assets at June 30, 2016. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of June 30, 2016, show short-term investments exceeding short-term borrowings by $24 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.4 billion, of which $1.4 billion was available for borrowing based on pledged collateral, with $515 million borrowed against it as of June 30, 2016. The line of credit at the Federal Reserve totaled $367 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2016.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $70 million at June 30, 2016, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of June 30, 2016. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2016.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of June 30, 2016, the Bank could have declared a dividend of $12 million to Bancorp. At June 30, 2016, Bancorp had liquid assets of $17 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Commercial	$231,545	$234,552
Real estate-development and construction	85,106	80,935
Real estate-residential mortgage	27,654	23,375
Lines of credit, principally home equity and business lines	901,746	879,326
Standby letters of credit	64,702	66,012
Total commitments to extend credit and available credit lines	$1,310,753	$1,284,200

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company re-approved a stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares.  Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  The following table provides information regarding repurchase transactions executed during the quarter ended June 30, 2016.

			Total number of shares	Maximum number that
			purchased as part of	may yet be purchased
	Total number of	Average price paid	publicly announced plans	under the plans or
Period	shares purchased	per share	or programs	programs
April 1, 2016 through
April 30, 2016	0	$0.00	0	463,861
May 1, 2016 through
May 31, 2016	0	$0.00	0	463,861
June 1, 2016 through
June 30, 2016	0	$0.00	0	463,861

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

               Exhibit 31(a)                         Certification of Chief Executive Officer

               Exhibit 31(b)                         Certification of Chief Financial Officer

               Exhibit 32(a)                         Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                         Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

               Exhibit 101                            The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: August 5, 2016

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: August 5, 2016