Form 10-Q
period 2016-09-30
SANDY SPRING BANCORP INC
filed 2016-11-04
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Yes            No   X

The number of outstanding shares of common stock outstanding as of November 4, 2016

Common stock, $1.00 par value – 23,889,625 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
September 30, 2016 and December 31, 2015	4

Condensed Consolidated Statements of Income - Unaudited for the Three and Nine Months
Ended September 30, 2016 and 2015	5

Condensed Consolidated Statements of Comprehensive Income – Unaudited for
the Three and Nine Months Ended September 30, 2016 and 2015	6

Condensed Consolidated Statements of Cash Flows – Unaudited for the Nine
Months Ended September 30, 2016	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Three and Nine Months Ended September 30, 2016 and 2015	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	61

Item 4. CONTROLS AND PROCEDURES	61

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	61

Item 1A. RISK FACTORS	61

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	61

Item 3. DEFAULTS UPON SENIOR SECURITIES	62

Item 4. MINE SAFETY DISCLOSURES	62

Item 5. OTHER INFORMATION	62

Item 6. EXHIBITS	62

SIGNATURES	63

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Assets
Cash and due from banks	$48,666	$46,956
Federal funds sold	1,106	472
Interest-bearing deposits with banks	48,425	25,454
Cash and cash equivalents	98,197	72,882
Residential mortgage loans held for sale (at fair value)	15,822	15,457
Investments available-for-sale (at fair value)	655,642	592,049
Investments held-to-maturity -- fair value of $211,704 at December 31, 2015	-	208,265
Other equity securities	35,829	41,336
Total loans	3,780,507	3,495,370
Less: allowance for loan losses	(43,942)	(40,895)
Net loans	3,736,565	3,454,475
Premises and equipment, net	53,356	53,214
Other real estate owned	1,274	2,742
Accrued interest receivable	13,123	13,443
Goodwill	85,768	84,171
Other intangible assets, net	716	138
Other assets	114,319	117,208
Total assets	$4,810,611	$4,655,380

Liabilities
Noninterest-bearing deposits	$1,154,227	$1,001,841
Interest-bearing deposits	2,382,930	2,261,889
Total deposits	3,537,157	3,263,730
Securities sold under retail repurchase agreements and federal funds purchased	124,205	109,145
Advances from FHLB	550,000	685,000
Subordinated debentures	30,000	35,000
Accrued interest payable and other liabilities	32,594	38,078
Total liabilities	4,273,956	4,130,953

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 23,886,651 and 24,295,971 at September 30, 2016 and
December 31, 2015, respectively	23,887	24,296
Additional paid in capital	164,937	175,588
Retained earnings	343,366	325,840
Accumulated other comprehensive income (loss)	4,465	(1,297)
Total stockholders' equity	536,655	524,427
Total liabilities and stockholders' equity	$4,810,611	$4,655,380

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans and leases	$38,224	$34,484	$111,358	$99,654
Interest on loans held for sale	96	214	294	422
Interest on deposits with banks	49	25	156	69
Interest and dividends on investment securities:
Taxable	2,623	3,597	8,749	11,024
Exempt from federal income taxes	1,864	1,996	5,753	6,068
Interest on federal funds sold	1	1	3	1
Total interest income	42,857	40,317	126,313	117,238
Interest expense:
Interest on deposits	2,128	1,632	6,006	4,193
Interest on retail repurchase agreements and federal funds purchased	74	69	212	179
Interest on advances from FHLB	2,699	3,272	8,812	9,774
Interest on subordinated debt	225	228	698	670
Total interest expense	5,126	5,201	15,728	14,816
Net interest income	37,731	35,116	110,585	102,422
Provision for loan losses	781	1,706	4,974	3,521
Net interest income after provision for loan losses	36,950	33,410	105,611	98,901
Non-interest income:
Investment securities gains	-	1	1,919	20
Service charges on deposit accounts	2,035	1,936	5,894	5,657
Mortgage banking activities	1,129	566	2,770	2,566
Wealth management income	4,347	4,963	13,200	15,040
Insurance agency commissions	1,786	1,648	4,180	4,147
Income from bank owned life insurance	616	618	1,846	1,937
Visa check fees	1,189	1,198	3,498	3,475
Other income	1,482	1,460	5,391	4,816
Total non-interest income	12,584	12,390	38,698	37,658
Non-interest expense:
Salaries and employee benefits	17,848	17,733	53,299	52,566
Occupancy expense of premises	3,130	3,086	9,765	9,748
Equipment expense	1,745	1,600	5,102	4,463
Marketing	628	688	1,971	2,161
Outside data services	1,349	1,329	4,067	3,692
FDIC insurance	726	565	2,012	1,850
Amortization of intangible assets	34	107	94	320
Litigation expense	-	155	-	517
Other expense	3,866	4,367	16,204	13,034
Total non-interest expense	29,326	29,630	92,514	88,351
Income before income taxes	20,208	16,170	51,795	48,208
Income tax expense	6,734	5,175	16,861	15,655
Net income	$13,474	$10,995	$34,934	$32,553

Per share information:
Basic net income per share	$0.56	$0.45	$1.45	$1.32
Diluted net income per share	$0.56	$0.45	$1.45	$1.31
Dividends declared per common share	$0.24	$0.22	$0.72	$0.66

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$13,474	$10,995	$34,934	$32,553
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(2,641)	3,729	10,612	3,582
Related income tax (expense) benefit	1,036	(1,472)	(4,227)	(1,414)
Net investment gains reclassified into earnings	-	(1)	(1,919)	(20)
Related income tax expense	-	-	765	8
Net effect on other comprehensive income (loss) for the period	(1,605)	2,256	5,231	2,156

Defined benefit pension plan:
Recognition of unrealized gain	295	240	870	791
Related income tax expense	(111)	(103)	(339)	(323)
Net effect on other comprehensive income for the period	184	137	531	468
Total other comprehensive income	(1,421)	2,393	5,762	2,624
Comprehensive income	$12,053	$13,388	$40,696	$35,177

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Operating activities:
Net income	$34,934	$32,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,940	5,422
Provision for loan losses	4,974	3,521
Share based compensation expense	1,341	1,450
Deferred income tax expense	646	1,412
Origination of loans held for sale	(130,409)	(150,686)
Proceeds from sales of loans held for sale	151,077	153,020
Gains on sales of loans held for sale	(2,461)	(2,240)
Loss on sales of other real estate owned	48	224
Investment securities gains	(1,919)	(20)
Net (increase) decrease in accrued interest receivable	320	(468)
Net increase in other assets	(1,731)	(2,772)
Net decrease in accrued expenses and other liabilities	(5,999)	(176)
Other – net	(731)	3,063
Net cash provided by operating activities	56,030	44,303
Investing activities:
Proceeds of other equity securities	5,507	3,289
Purchases of investments held-to-maturity	-	(2,100)
Purchases of investments available-for-sale	(120,273)	-
Proceeds from sales of investment available-for-sale	40,863	-
Proceeds from maturities, calls and principal payments of investments held-to-maturity	5,004	4,791
Proceeds from maturities, calls and principal payments of investments available-for-sale	227,419	66,727
Net increase in loans	(303,709)	(288,233)
Proceeds from the sales of other real estate owned	1,393	1,855
Acquisition of business activity, net of cash acquired	(1,347)	-
Expenditures for premises and equipment	(4,250)	(6,739)
Net cash used in investing activities	(149,393)	(220,410)
Financing activities:
Net increase in deposits	273,427	209,159
Net increase in retail repurchase agreements and federal funds purchased	15,060	46,946
Proceeds from advances from FHLB	1,805,000	1,649,000
Repayment of advances from FHLB	(1,940,000)	(1,694,000)
Retirement of subordinated debt	(5,000)	-
Proceeds from issuance of common stock	585	581
Tax benefits associated with share based compensation	287	-
Repurchase of common stock	(13,273)	(18,869)
Dividends paid	(17,408)	(16,496)
Net cash used by financing activities	118,678	176,321
Net increase in cash and cash equivalents	25,315	214
Cash and cash equivalents at beginning of period	72,882	96,217
Cash and cash equivalents at end of period	$98,197	$96,431

Supplemental disclosures:
Interest payments	$16,193	$14,779
Income tax payments	16,825	14,825
Transfer of investments held-to-maturity to available-for-sale	203,118	-
Transfer from loans to residential mortgage loans held for sale	18,572	-
Transfer from loans to other real estate owned	-	1,524

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2016	$24,296	$175,588	$325,840	$(1,297)	$524,427
Net income	-	-	34,934	-	34,934
Other comprehensive income, net of tax	-	-	-	5,762	5,762
Common stock dividends - $0.72 per share	-	-	(17,408)	-	(17,408)
Stock compensation expense	-	1,628	-	-	1,628
Common stock issued pursuant to:
Stock option plan - 34,646 shares	35	500	-	-	535
Employee stock purchase plan - 18,767 shares	19	433	-	-	452
Director stock purchase plan - 258 shares	-	15	-	-	15
Restricted stock - 49,648 shares	49	(466)	-	-	(417)
Purchase of treasury shares - 512,459 shares	(512)	(12,761)	-	-	(13,273)
Balances at September 30, 2016	$23,887	$164,937	$343,366	$4,465	$536,655

Balance at January 1, 2015	$25,045	$194,647	$302,882	$(823)	$521,751
Net income	-	-	32,553	-	32,553
Other comprehensive income, net of tax	-	-	-	2,624	2,624
Common stock dividends - $0.66 per share	-	-	(16,496)	-	(16,496)
Stock compensation expense	-	1,450	-	-	1,450
Common stock issued pursuant to:
Stock option plan - 35,039 shares	35	474	-	-	509
Director stock purchase plan - 837 shares	1	21	-	-	22
Employee stock purchase plan - 19,377 shares	19	412	-	-	431
Restricted stock - 53,746 shares	54	(435)	-	-	(381)
Purchase of treasury shares - 728,932 shares	(729)	(18,140)	-	-	(18,869)
Balances at September 30, 2015	$24,425	$178,429	$318,939	$1,801	$523,594

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2016. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

The FASB issued Update No. 2016-01 in January 2016.  This guidance requires entities to measure equity investments at fair value and recognize changes on fair value in net income. The guidance also provides a new measurement alternative for equity investments that do not have readily determinable fair values and don’t qualify for the net asset value practical expedient. Entities will have to record changes in instrument –specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, except for certain financial liabilities of consolidated collateralized financing entities. Entities will also have to reassess the realizability of a deferred tax asset related to an available-for-sale debt security in combination with their other deferred tax assets. For public entities, the guidance in this update is effective for the first interim or annual period beginning after December 15, 2017. Early adoption by public entities is permitted as of the beginning of the year of adoption for selected amendments by a cumulative effect adjustment to the balance sheet. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The FASB issued Update No. 2016-15 in August 2016. This guidance is intended to reduce the diversity in practice with respect to the presentation and classification of items in the statement of cash flows. This guidance is effective for public business entities for the first interim or annual period beginning after December 15, 2017. The standard’s provisions will be applied using a retrospective transition method to each period presented. An entity may elect early adoption but must adopt all of the amendments in the same period. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	September 30, 2016				December 31, 2015
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$54,742	$22	$-	$54,764	$109,602	$132	$(1,334)	$108,400
State and municipal	284,830	12,987	(26)	297,791	156,402	8,305	-	164,707
Mortgage-backed	285,078	6,484	(67)	291,495	312,846	6,396	(2,546)	316,696
Corporate debt	9,100	246	-	9,346	-	-	-	-
Trust preferred	1,089	-	(66)	1,023	1,089	-	(66)	1,023
Total debt securities	634,839	19,739	(159)	654,419	579,939	14,833	(3,946)	590,826
Marketable equity securities	1,223	-	-	1,223	1,223	-	-	1,223
Total investments available-for-sale	$636,062	$19,739	$(159)	$655,642	$581,162	$14,833	$(3,946)	$592,049

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at September 30, 2016 are not the result of credit related events but due to changes in interest rates.   These declines are considered temporary in nature and are expected to decline over time and recover as these securities approach maturity.

The mortgage-backed securities portfolio at September 30, 2016 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($111.1 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($180.4 million).  The Company does not currently intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

During the first quarter of 2016, the Company transferred its investments held-to-maturity portfolio, which totaled $203.1 million, to the available-for-sale portfolio. At the time of the transfer, these investments had an unrealized gain of $4.6 million. The Company made this transfer to provide additional liquidity to fund future loan growth and other corporate activities.

At September 30, 2016 the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.1 million with a fair value of $1.0 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended September 30, 2016.  The unrealized loss on this security that is recognized in other comprehensive income (“OCI”) and is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1  million at September 30, 2016.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2015	$531

Additions for credit losses not previously recognized	-

Cumulative credit losses on investment securities through September 30, 2016	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	September 30, 2016
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$4,004	$1	$25	$26
Mortgage-backed	8	24,163	41	26	67
Trust preferred	1	1,023	-	66	66
Total	13	$29,190	$42	$117	$159

	December 31, 2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	7	$78,555	$1,020	$314	$1,334
Mortgage-backed	26	140,556	716	1,830	2,546
Trust preferred	1	1,023	-	66	66
Total	34	$220,134	$1,736	$2,210	$3,946

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

	September 30, 2016		December 31, 2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$6,554	$6,631	$301	$306
Due after one year through five years	169,896	177,379	157,710	160,257
Due after five years through ten years	204,061	211,554	168,136	174,677
Due after ten years	254,328	258,855	253,792	255,586
Total debt securities available for sale	$634,839	$654,419	$579,939	$590,826

At September 30, 2016 and December 31, 2015, investments available-for-sale with a book value of $464.2 million and $233.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2016 and December 31, 2015.

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

At December 31, 2015, investments held-to-maturity with a book value of $194.3 million were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at December 31, 2015.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	September 30, 2016	December 31, 2015
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	27,560	33,067
Total equity securities	$35,829	$41,336

Note 3 – LOANS

Outstanding loan balances at September 30, 2016 and December 31, 2015 are net of unearned income including net deferred loan costs of $1.3 million and $1.1 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2016	December 31, 2015
Residential real estate:
Residential mortgage	$854,055	$796,358
Residential construction	144,998	129,281
Commercial real estate:
Commercial owner occupied real estate	736,744	678,027
Commercial investor real estate	847,946	719,084
Commercial acquisition, development and construction	302,522	255,980
Commercial business	444,129	465,765
Consumer	450,113	450,875
Total loans	$3,780,507	$3,495,370

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan Losses

Summary information on the allowance for loan loss activity for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Balance at beginning of year	$40,895	$37,802
Provision for loan losses	4,974	3,521
Loan charge-offs	(2,586)	(2,753)
Loan recoveries	659	1,091
Net charge-offs	(1,927)	(1,662)
Balance at period end	$43,942	$39,661

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2016
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$6,529	$4,691	$10,440	$7,984		$3,456	$6,901	$894	$40,895
Provision (credit)	635	456	1,435	253		81	2,132	(18)	4,974
Charge-offs	(289)	(48)	(197)	-		(674)	(1,378)	-	(2,586)
Recoveries	21	22	124	5		111	350	26	659
Net charge-offs	(268)	(26)	(73)	5		(563)	(1,028)	26	(1,927)
Balance at end of period	$6,896	$5,121	$11,802	$8,242		$2,974	$8,005	$902	$43,942

Total loans and leases	$444,129	$302,522	$847,946	$736,744		$450,113	$854,055	$144,998	$3,780,507
Allowance for loans losses to total loans ratio	1.55%	1.69%	1.39%	1.12%		0.66%	0.94%	0.62%	1.16%

Balance of loans specifically evaluated for impairment	$5,343	$137	$9,189	$6,336	$	na.	$3,292	$-	$24,297
Allowance for loans specifically evaluated for impairment	$1,884	$-	$1,256	$512	$	na.	$-	$-	$3,652
Specific allowance to specific loans ratio	35.26%	0.00%	13.67%	8.08%		na.	na.	na.	15.03%

Balance of loans collectively evaluated	$438,786	$302,385	$838,757	$730,408		$450,113	$850,763	$144,998	$3,756,210
Allowance for loans collectively evaluated	$5,012	$5,121	$10,546	$7,730		$2,974	$8,005	$902	$40,290
Collective allowance to collective loans ratio	1.14%	1.69%	1.26%	1.06%		0.66%	0.94%	0.62%	1.07%

	For the Year Ended December 31,2015
		Commercial Real Estate							Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner					Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing		Consumer		Mortgage	Construction	Total
Balance at beginning of year	$5,852	$4,267	$9,784	$7,143		$9		$3,592	$6,232	$923	$37,802
Provision (credit)	508	583	727	1,881		(5)		619	1,138	(80)	5,371
Charge-offs	(306)	(739)	(91)	(1,043)		(4)		(998)	(614)	-	(3,795)
Recoveries	475	580	20	3		-		243	145	51	1,517
Net charge-offs	169	(159)	(71)	(1,040)		(4)		(755)	(469)	51	(2,278)
Balance at end of period	$6,529	$4,691	$10,440	$7,984		$-		$3,456	$6,901	$894	$40,895

Total loans and leases	$465,765	$255,980	$719,084	$678,027		$-		$450,875	$796,358	$129,281	$3,495,370
Allowance for loan losses to total loans ratio	1.40%	1.83%	1.45%	1.18%		na.		0.77%	0.87%	0.69%	1.17%

Balance of loans specifically evaluated for impairment	$5,273	$194	$10,441	$6,580	$	na.	$	na.	$6,439	$-	$28,927
Allowance for loans specifically evaluated for impairment	$1,318	$58	$1,489	$510	$	na.	$	na.	$-	$-	$3,375
Specific allowance to specific loans ratio	25.00%	29.90%	14.26%	7.75%		na.		na.	na.	na.	11.67%

Balance of loans collectively evaluated	$460,492	$255,786	$708,643	$671,447	$	na.		$450,875	$789,919	$129,281	$3,466,443
Allowance for loans collectively evaluated	$5,211	$4,633	$8,951	$7,474	$	na.		$3,456	$6,901	$894	$37,520
Collective allowance to collective loans ratio	1.13%	1.81%	1.26%	1.11%		na.		0.77%	0.87%	0.69%	1.08%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	September 30, 2016	December 31, 2015
Impaired loans with a specific allowance	$12,116	$14,208
Impaired loans without a specific allowance	12,181	14,719
Total impaired loans	$24,297	$28,927

Allowance for loan losses related to impaired loans	$3,652	$3,375
Allowance for loan losses related to loans collectively evaluated	40,290	37,520
Total allowance for loan losses	$43,942	$40,895

Average impaired loans for the period	$26,955	$29,828
Contractual interest income due on impaired loans during the period	$1,793	$2,527
Interest income on impaired loans recognized on a cash basis	$709	$961
Interest income on impaired loans recognized on an accrual basis	$153	$274

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	September 30, 2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,507	$-	$7,142	$1,911	$-	$10,560
Restructured accruing	833	-	-	-	-	833
Restructured non-accruing	84	-	-	639	-	723
Balance	$2,424	$-	$7,142	$2,550	$-	$12,116

Allowance	$1,884	$-	$1,256	$512	$-	$3,652

Impaired loans without a specific allowance
Non-accruing	$1,148	$-	$525	$1,754	$-	$3,427
Restructured accruing	370	-	-	745	564	1,679
Restructured non-accruing	1,401	137	1,522	1,287	2,728	7,075
Balance	$2,919	$137	$2,047	$3,786	$3,292	$12,181

Total impaired loans
Non-accruing	$2,655	$-	$7,667	$3,665	$-	$13,987
Restructured accruing	1,203	-	-	745	564	2,512
Restructured non-accruing	1,485	137	1,522	1,926	2,728	7,798
Balance	$5,343	$137	$9,189	$6,336	$3,292	$24,297

Unpaid principal balance in total impaired loans	$7,262	$4,398	$13,864	$8,751	$3,984	$38,259

	September 30, 2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,303	$154	$9,823	$6,809	$4,866	$26,955
Contractual interest income due on impaired loans during the period	$418	$219	$578	$361	$217
Interest income on impaired loans recognized on a cash basis	$114	$-	$20	$471	$104
Interest income on impaired loans recognized on an accrual basis	$93	$-	$-	$28	$32

	December 31, 2015
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,168	$58	$7,791	$3,519	$-	$12,536
Restructured accruing	876	-	-	-	-	876
Restructured non-accruing	156	-	-	640	-	796
Balance	$2,200	$58	$7,791	$4,159	$-	$14,208

Allowance	$1,318	$58	$1,489	$510	$-	$3,375

Impaired loans without a specific allowance
Non-accruing	$974	$-	$518	$793	$2,750	$5,035
Restructured accruing	701	-	2,073	240	577	3,591
Restructured non-accruing	1,398	136	59	1,388	3,112	6,093
Balance	$3,073	$136	$2,650	$2,421	$6,439	$14,719

Total impaired loans
Non-accruing	$2,142	$58	$8,309	$4,312	$2,750	$17,571
Restructured accruing	1,577	-	2,073	240	577	4,467
Restructured non-accruing	1,554	136	59	2,028	3,112	6,889
Balance	$5,273	$194	$10,441	$6,580	$6,439	$28,927

Unpaid principal balance in total impaired loans	$7,158	$4,456	$15,138	$8,555	$7,154	$42,461

	December 31,
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$4,714	$882	$11,145	$8,218	$4,869	$29,828
Contractual interest income due on impaired loans during the period	$450	$304	$918	$647	$208
Interest income on impaired loans recognized on a cash basis	$273	$11	$226	$347	$104
Interest income on impaired loans recognized on an accrual basis	$113	$-	$107	$11	$43

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	September 30, 2016
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$4,140	$137	$9,189	$5,591	$2,726	$7,321	$199	$29,303
Loans 90 days past due	163	-	-	-	-	-	-	163
Restructured loans	1,203	-	-	745	-	564	-	2,512
Total non-performing loans	5,506	137	9,189	6,336	2,726	7,885	199	31,978
Other real estate owned	39	365	395	-	-	475	-	1,274
Total non-performing assets	$5,545	$502	$9,584	$6,336	$2,726	$8,360	$199	$33,252

	December 31, 2015
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$3,696	$194	$8,368	$6,340	$2,193	$8,822	$418	$30,031
Loans 90 days past due	-	-	-	-	-	-	-	-
Restructured loans	1,577	-	2,073	240	-	577	-	4,467
Total non-performing loans	5,273	194	10,441	6,580	2,193	9,399	418	34,498
Other real estate owned	39	365	433	-	690	1,215	-	2,742
Total non-performing assets	$5,312	$559	$10,874	$6,580	$2,883	$10,614	$418	$37,240

	September 30, 2016
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$9,269	$-	$156	$2,901	$1,590	$5,567	$-	$19,483
61-90 days	381	-	-	291	221	1,924	-	2,817
> 90 days	163	-	-	-	-	-	-	163
Total past due	9,813	-	156	3,192	1,811	7,491	-	22,463
Non-accrual loans	4,140	137	9,189	5,591	2,726	7,321	199	29,303
Loans acquired with deteriorated credit quality	526	-	-	244	-	-	-	770
Current loans	429,650	302,385	838,601	727,717	445,576	839,243	144,799	3,727,971
Total loans	$444,129	$302,522	$847,946	$736,744	$450,113	$854,055	$144,998	$3,780,507

	December 31, 2015
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$119	$-	$616	$1,819	$1,642	$2,602	$-	$6,798
61-90 days	404	-	2,200	849	550	986	-	4,989
> 90 days	-	-	-	-	-	-	-	-
Total past due	523	-	2,816	2,668	2,192	3,588	-	11,787
Non-accrual loans	3,696	194	8,368	6,340	2,193	8,822	418	30,031
Loans acquired with deteriorated credit quality	544	-	-	307	-	-	-	851
Current loans	461,002	255,786	707,900	668,712	446,490	783,948	128,863	3,452,701
Total loans	$465,765	$255,980	$719,084	$678,027	$450,875	$796,358	$129,281	$3,495,370

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	September 30, 2016
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$421,297	$302,385	$837,403	$720,150	$2,281,235
Special Mention	9,511	-	902	4,392	14,805
Substandard	13,321	137	9,641	12,202	35,301
Doubtful	-	-	-	-	-
Total	$444,129	$302,522	$847,946	$736,744	$2,331,341

	December 31, 2015
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$447,439	$255,786	$706,623	$659,281	$2,069,129
Special Mention	797	-	1,509	3,356	5,662
Substandard	17,529	194	10,952	15,390	44,065
Doubtful	-	-	-	-	-
Total	$465,765	$255,980	$719,084	$678,027	$2,118,856

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	September 30, 2016
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$447,387	$846,170	$144,799	$1,438,356
Non-performing:
90 days past due	-	-	-	-
Non-accruing	2,726	7,321	199	10,246
Restructured loans	-	564	-	564
Total	$450,113	$854,055	$144,998	$1,449,166

	December 31, 2015
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$448,682	$786,959	$128,863	$1,364,504
Non-performing:
90 days past due	-	-	-	-
Non-accruing	2,193	8,822	418	11,433
Restructured loans	-	577	-	577
Total	$450,875	$796,358	$129,281	$1,376,514

During the nine months ended September 30, 2016, the Company restructured $0.6 million in loans.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2016 have specific reserves that were insignificant at September 30, 2016.  For the year ended December 31, 2015, the Company restructured $1.9 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2015 had specific reserves of $0.5 million at December 31, 2015.  Commitments to lend additional funds on loans that have been restructured at September 30, 2016 and December 31, 2015 amounted to $0.1 million and $0.1 million, respectively.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Nine Months Ended September 30, 2016
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$42	$-	$-	$508	$-	$550
Restructured non-accruing	20	-	-	-	-	20
Balance	$62	$-	$-	$508	$-	$570

Specific allowance	$59	$-	$-	$-	$-	$59

Restructured and subsequently defaulted	$-	$-	$479	$-	$-	$479

	For the Year Ended December 31, 2015
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$1,003	$-	$-	$240	$-	$1,243
Restructured non-accruing	-	-	-	639	-	639
Balance	$1,003	$-	$-	$879	$-	$1,882

Specific allowance	$303	$-	$-	$149	$-	$452

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $1.3 million and $2.7 million at September 30, 2016 and December 31, 2015, respectively.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	September 30, 2016			Weighted	December 31, 2015			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Other identifiable intangibles	$9,296	$(8,580)	$716	13.8 years	$8,623	$(8,485)	$138	2.0 years
Total amortizing intangible assets	$9,296	$(8,580)	$716		$8,623	$(8,485)	$138

Goodwill	$85,768		$85,768		$84,171		$84,171

During the third quarter of 2016, a subsidiary of the Company acquired the operations and customer listing of an independent insurance agency, which resulted in the addition of $0.7 in other intangible assets and $1.6 million in goodwill.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2016	$14
2017	16
2018	16
2019	11
Thereafter	659
Total amortizing intangible assets	$716

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2016	December 31, 2015
Noninterest-bearing deposits	$1,154,227	$1,001,841
Interest-bearing deposits:
Demand	574,761	570,333
Money market savings	928,992	898,655
Regular savings	302,461	284,457
Time deposits of less than $100,000	259,022	248,172
Time deposits of $100,000 or more	317,694	260,272
Total interest-bearing deposits	2,382,930	2,261,889
Total deposits	$3,537,157	$3,263,730

Note 7 – Stockholders’ Equity

The Company re-approved a stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1.2 million shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  During the first nine months of 2016, the Company repurchased 512,459 shares at an average cost of $25.90 per share or a total of $13.3 million.

Note 8 – Share Based Compensation

At September 30, 2016, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,403,186 are available for issuance at September 30, 2016, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model. The weighted-average assumptions for the periods shown are presented in the following table:

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.5 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, related to the awards of stock options and restricted stock grants.  Compensation expense of $1.4 million and $1.4 million was recognized for the nine months ended September 30, 2016 and 2015, respectively.  The intrinsic value of stock options exercised in the nine months ended September 30, 2016 and 2015 was $0.4 million and $0.4 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.2 million as of September 30, 2016.  That cost is expected to be recognized over a weighted average period of approximately 2.0 years.  The total of unrecognized compensation cost related to restricted stock was approximately $4.4 million as of September 30, 2016.  That cost is expected to be recognized over a weighted average period of approximately 3.2 years.  The fair value of the options vested during the nine months ended September 30, 2016 and 2015, was not significant.

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

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2016	134,131	$19.70		$974
Granted	21,238	$27.46
Exercised	(34,646)	$15.44		$430
Forfeited or expired	(3,274)	$25.82
Balance at September 30, 2016	117,449	$22.19	3.7	$974

Exercisable at September 30, 2016	78,093	$19.95	2.6	$831

Weighted average fair value of options
granted during the year		$7.75

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2016	218,571	$23.30
Granted	78,081	$27.42
Vested	(73,975)	$22.04
Forfeited	(10,719)	$24.48
Restricted stock at September 30, 2016	211,958	$25.20

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Interest cost on projected benefit obligation	$416	$406	$1,242	$1,223
Expected return on plan assets	(404)	(405)	(1,151)	(1,217)
Recognized net actuarial loss	295	240	870	791
Net periodic benefit cost	$307	$241	$961	$797

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  After consideration of these factors, the Company made a contribution of $5.8 million in the third quarter of 2016.

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2016	2015	2016	2015
Net income	$13,474	$10,995	$34,934	$32,553

Basic:
Basic weighted average EPS shares	24,096	24,526	24,124	24,692

Basic net income per share	$0.56	$0.45	$1.45	$1.32

Diluted:
Basic weighted average EPS shares	24,096	24,526	24,124	24,692
Dilutive common stock equivalents	27	77	27	87
Dilutive EPS shares	24,123	24,603	24,151	24,779

Diluted net income per share	$0.56	$0.45	$1.45	$1.31

Anti-dilutive shares	3	7	5	8

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2016	$6,566	$(7,863)	$(1,297)
Other comprehensive income before reclassification, net of tax	6,385	-	6,385
Reclassifications from accumulated other comprehensive income, net of tax	(1,154)	531	(623)
Current period change in other comprehensive income, net of tax	5,231	531	5,762
Balance at September 30, 2016	$11,797	$(7,332)	$4,465

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2015	$8,078	$(8,901)	$(823)
Other comprehensive income before reclassification, net of tax	2,144	-	2,144
Reclassifications from accumulated other comprehensive income, net of tax	12	468	480
Current period change in other comprehensive income, net of tax	2,156	468	2,624
Balance at September 30,2015	$10,234	$(8,433)	$1,801

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$1,919	$20
Income before taxes	1,919	20
Tax expense	765	8
Net income	$1,154	$12

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$870	$791
Income before taxes	870	791
Tax expense	339	323
Net income	$531	$468
(1) This amount is included in the computation of net periodic benefit cost, see Note 9

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $19.2 million with a fair value of $1.3 million as of September 30, 2016 compared to $19.9 million with a fair value of $1.3 million as of December 31, 2015.  The offsetting nature of the swaps results in a neutral effect on the Company’s operations.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Litigation expenses accrued in the first nine months of 2015 were related to an adverse jury verdict rendered in 2014 associated with the actions of an employee from an institution that was acquired in 2012. In the fourth quarter of 2015, as a result of a settlement of all claims, including claims for a contribution from its insurer relating to this litigation, the Company reversed $4.5 million in the previously accrued litigation expenses.

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

Trust preferred securities and corporate debt

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2016
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$15,822	$-	$15,822
Investments available-for-sale:
U.S. government agencies	-	54,764	-	54,764
State and municipal	-	297,791	-	297,791
Mortgage-backed	-	291,495	-	291,495
Corporate debt	-	-	9,346	9,346
Trust preferred	-	-	1,023	1,023
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,296	-	1,296

Liabilities
Interest rate swap agreements	$-	$(1,296)	$-	$(1,296)

	December 31, 2015
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$15,457	$-	$15,457
Investments available-for-sale:
U.S. government agencies	-	108,400	-	108,400
State and municipal	-	164,707	-	164,707
Mortgage-backed	-	316,696	-	316,696
Trust preferred	-	-	1,023	1,023
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,312	-	1,312

Liabilities
Interest rate swap agreements	$-	$(1,312)	$-	$(1,312)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2016	$1,023
Transfer into Level 3	2,116
Purchases of Level 3 assets	7,000
Total unrealized gains included in other comprehensive income (loss)	230
Balance at September 30, 2016	$10,369

The transfer was the result of the reclassification of the entire the held-to-maturity securities portfolio to the available-for-sale portfolio in the first quarter of 2016.  The transfer into Level 3 was recognized as of the date of the reclassification of the securities portfolio.  In August 2016, the Company purchased  corporate debt  that was determined to be a Level 3 asset as the inputs used to measure its fair value were significant and unobservable due to limited market activity.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2016
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$9,052	$9,052	$10,291
Other real estate owned	-	-	1,274	1,274	(107)
Total	$-	$-	$10,326	$10,326	$10,184

	December 31, 2015
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$9,349	$9,349	$10,348
Other real estate owned	-	-	2,742	2,742	(80)
Total	$-	$-	$12,091	$12,091	$10,268

At September 30, 2016, impaired loans totaling $24.3 million were written down to fair value of $20.6 million as a result of specific loan loss allowances of $3.7 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $28.9 million were written down to fair value of $25.5 million at December 31, 2015 as a result of specific loan loss allowances of $3.4 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	September 30, 2016		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$35,829	$35,829	$-	$35,829	$-
Loans, net of allowance	3,736,565	3,769,922	-	-	3,769,922
Other assets	92,711	92,711	-	92,711	-

Financial Liabilities
Time deposits	$576,716	$578,905	$-	$578,905	$-
Securities sold under retail repurchase agreements and
federal funds purchased	124,205	124,205	-	124,205	-
Advances from FHLB	550,000	566,191	-	566,191	-
Subordinated debentures	30,000	14,505	-	-	14,505

			Fair Value Measurements
	December 31, 2015		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$249,601	$253,040	$-	$253,040	$-
Loans, net of allowance	3,454,475	3,526,807	-	-	3,526,807
Other assets	90,866	90,866	-	90,866	-

Financial Liabilities
Time deposits	$508,444	$508,000	$-	$508,000	$-
Securities sold under retail repurchase agreements and
federal funds purchased	109,145	109,145	-	109,145	-
Advances from FHLB	685,000	704,410	-	704,410	-
Subordinated debentures	35,000	14,694	-	-	14,694

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at September 30, 2016 and December 31, 2015 as determined by each insurance carrier.

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

Note 15 - Segment Reporting

Currently, the Company conducts business in three operating segments—Community Banking, Insurance and Investment Management.  Each of the operating segments is a strategic business unit that offers different products and services.  The Insurance and Investment Management segments were businesses that were acquired in separate transactions where management of the acquired business was retained.  The accounting policies of the segments are the same as those of the Company.  However, the segment data reflect inter-segment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and nine months ended September 30, 2016 and 2015, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities were not significant for the three and nine months ended September 30, 2016 and 2015, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.1 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities were not significant for the three and nine months ended September 30, 2016 and 2015, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended September 30, 2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$42,856	$1	$2	$(2)	$42,857
Interest expense	5,128	-	-	(2)	5,126
Provision for loan losses	781	-	-	-	781
Noninterest income	9,071	1,783	1,909	(179)	12,584
Noninterest expense	26,822	1,510	1,173	(179)	29,326
Income before income taxes	19,196	274	738	-	20,208
Income tax expense	6,339	108	287	-	6,734
Net income	$12,857	$166	$451	$-	$13,474

Assets	$4,811,948	$7,986	$12,064	$(21,387)	$4,810,611

	Three Months Ended September 30, 2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$40,318	$-	$1	$(2)	$40,317
Interest expense	5,203	-	-	(2)	5,201
Provision for loan losses	1,706	-	-	-	1,706
Non-interest income	9,106	1,716	1,749	(181)	12,390
Non-interest expense	27,318	1,480	1,013	(181)	29,630
Income before income taxes	15,197	236	737	-	16,170
Income tax expense	4,786	101	288	-	5,175
Net income	$10,411	$135	$449	$-	$10,995

Assets	$4,612,413	$5,788	$11,135	$(18,302)	$4,611,034

	Nine Months Ended September 30, 2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$126,313	$2	$4	$(6)	$126,313
Interest expense	15,734	-	-	(6)	15,728
Provision for loan losses	4,974	-	-	-	4,974
Noninterest income	29,426	4,186	5,621	(535)	38,698
Noninterest expense	86,201	3,711	3,137	(535)	92,514
Income before income taxes	48,830	477	2,488	-	51,795
Income tax expense	15,701	191	969	-	16,861
Net income	$33,129	$286	$1,519	$-	$34,934

Assets	$4,811,948	$7,986	$12,064	$(21,387)	$4,810,611

	Nine Months Ended September 30, 2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$117,238	$1	$4	$(5)	$117,238
Interest expense	14,821	-	-	(5)	14,816
Provision for loan losses	3,521	-	-	-	3,521
Non-interest income	43,887	4,394	5,313	(15,936)	37,658
Non-interest expense	97,294	4,032	2,961	(15,936)	88,351
Income before income taxes	45,489	363	2,356	-	48,208
Income tax expense	14,583	153	919	-	15,655
Net income	$30,906	$210	$1,437	$-	$32,553

Assets	$4,612,413	$5,788	$11,135	$(18,302)	$4,611,034

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank traces its origin to 1868, making it among the oldest institutions in the region. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 44 community offices located in Central Maryland, Northern Virginia and Washington D.C. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

With $4.8 billion in assets, the Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank  offers a comprehensive menu of insurance and investment management services.

Overview

Net income for the Company for the third quarter of 2016 totaled $13.5 million ($0.56 per diluted share) as compared to net income of $11.0 million ($0.45 per diluted share) for the third quarter of 2015. For the first nine months of 2016, net income totaled $34.9 million ($1.45 per diluted share), compared to net income of $32.6 million ($1.31 per diluted share) for the first nine months of 2015. These results reflect the following events:

•         The net interest margin was 3.50% for the third quarter of 2016, compared to 3.43% for the third quarter of 2015 and 3.51% for the second quarter of 2016.

•         The Non-GAAP efficiency ratio was 56.33% for the current quarter as compared to 59.73% for the third quarter of 2015.

•         Average total loans for the third quarter of 2016 increased 12% compared to the third quarter of 2015 due primarily to organic growth in the commercial and residential mortgage portfolio segments. Overall, the entire portfolio grew $387 million over the prior year period.

•         Total deposits grew 8% to $3.5 billion at September 30, 2016 as compared to $3.3 billion at September 30, 2015.

The Mid-Atlantic region in which the Company operates showed moderate economic performance as many economic metrics reflected continued improvement throughout the year.   International economic concerns have added to global uncertainty and affected both the regional and national economic outlook. Positive trends in housing, unemployment and particularly consumer spending in the United States have potentially offset such concerns. These international economic factors, combined with low oil prices and a lack of consistent high-paying jobs growth, have caused some uncertainty on the part of both large and small businesses, limiting business development and capital expenditures, effectively suppressing economic expansion. These concerns have caused enough economic uncertainty and market volatility to limit confidence and thus constrain the pace of domestic economic expansion and lending. The Company has emphasized the fundamentals of community banking in this challenging business environment and has maintained its overall credit quality and strong levels of liquidity and capital.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s non-performing assets decreased to $33.3 million at September 30, 2016 from $39.5 million at September 30, 2015. This decrease was due primarily to loan pay-offs. Non-performing assets represented 0.69% of total assets at September 30, 2016 compared to 0.86% at September 30, 2015.  The ratio of net charge-offs to average loans and leases was 0.02% for the third quarter of 2016, compared to 0.09% for the prior year quarter.

Non-interest income increased 2% in the third quarter of 2016 compared to the third quarter of 2015. This increase was driven by an increase in income from mortgage banking activities due to a higher level of loan sales during the quarter and improved margins. This increase more than offset a decrease in wealth management income due primarily to a reduced level of assets under management as a result of the sale of a portion of the assets under management in the first quarter of 2016.

Non-interest expenses decreased 1% in the third quarter of 2016 compared to the third quarter of 2015 due to lower other non-interest expenses.

Total assets at September 30, 2016 increased 3% compared to December 31, 2015. Loan balances increased 8% compared to the prior year end due to growth in commercial loans and residential mortgage loans while consumer loans remained even with the prior year end. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 9% compared to balances at December 31, 2015. The increase in customer funding sources was driven primarily by increases of 10% in noninterest-bearing and interest-bearing transaction accounts and 6% in regular savings accounts. Retail repurchase agreements increased 14% as the Company increased its emphasis on the sale of such cash management services. Certificates of deposit increased 13% compared to the balances at December 31, 2015 as the Company increased rates to fund loan growth.  The Company proactively managed its net interest margin by the prepayment of FHLB advances during the first six months of 2016, coupled with the sale of relatively low yielding investment securities in the first quarter and the extinguishment of subordinated debentures in the second quarter.  During the first nine months of 2016, stockholders’ equity increased $12 million to $537 million due to the increase in accumulated other comprehensive income during the period.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Nine Months Ended September 30,
		2016			2015
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$818,599	$21,010	3.42%	$737,655	$18,625	3.37%
Residential construction loans	141,743	3,804	3.59	134,714	3,729	3.70
Total mortgage loans	960,342	24,814	3.45	872,369	22,354	3.42
Commercial AD&C loans	273,922	9,511	4.64	217,409	7,464	4.59
Commercial investor real estate loans	790,864	27,087	4.57	672,920	23,703	4.71
Commercial owner occupied real estate loans	693,442	24,946	4.81	630,985	23,266	4.93
Commercial business loans	453,468	14,819	4.37	398,418	13,107	4.40
Leasing	-	-	-	30	1	2.97
Total commercial loans	2,211,696	76,363	4.61	1,919,762	67,541	4.70
Consumer loans	450,280	11,691	3.49	433,788	10,807	3.35
Total loans (2)	3,622,318	112,868	4.16	3,225,919	100,702	4.17
Loans held for sale	10,854	294	3.61	14,118	422	3.98
Taxable securities	470,987	9,073	2.57	605,719	11,464	2.52
Tax-exempt securities (3)	281,938	8,912	4.21	291,868	9,396	4.29
Total investment securities	752,925	17,985	3.19	897,587	20,860	3.10
Interest-bearing deposits with banks	41,433	156	0.50	36,688	69	0.25
Federal funds sold	688	3	0.48	473	1	0.22
Total interest-earning assets	4,428,218	131,306	3.96	4,174,785	122,054	3.91

Less: allowance for loan losses	(42,215)			(38,256)
Cash and due from banks	46,255			46,067
Premises and equipment, net	53,318			51,500
Other assets	214,284			216,105
Total assets	$4,699,860			$4,450,201

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$578,473	335	0.08%	$528,683	312	0.08%
Regular savings deposits	297,944	137	0.06	275,433	108	0.05
Money market savings deposits	914,499	1,446	0.21	849,469	983	0.15
Time deposits	550,195	4,088	0.99	472,065	2,790	0.79
Total interest-bearing deposits	2,341,111	6,006	0.34	2,125,650	4,193	0.26
Other borrowings	118,105	212	0.24	105,945	179	0.23
Advances from FHLB	565,493	8,812	2.08	592,509	9,774	2.21
Subordinated debentures	31,989	698	2.91	35,000	670	2.55
Total interest-bearing liabilities	3,056,698	15,728	0.69	2,859,104	14,816	0.69

Noninterest-bearing demand deposits	1,078,851			1,024,692
Other liabilities	38,981			47,447
Stockholders' equity	525,330			518,958
Total liabilities and stockholders' equity	$4,699,860			$4,450,201

Net interest income and spread		115,578	3.27%		107,238	3.22%
Less: tax-equivalent adjustment		4,993			4,816
Net interest income		$110,585			$102,422

Interest income/earning assets			3.96%			3.91%
Interest expense/earning assets			0.47			0.48
Net interest margin			3.49%			3.43%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2016 and 2015. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $5.0 million and $4.8 million in 2016 and 2015, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Results of Operations

For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net income for the Company for the first nine months of 2016 totaled $34.9 million ($1.45 per diluted share) compared to net income of $32.6 million ($1.31 per diluted share) for the first nine months of 2015.

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

Net interest income for the first nine months of 2016 was $110.6 million compared to $102.4 million for the first nine months of 2015. On a tax-equivalent basis, net interest income for the first nine months of 2016 was $115.6 million compared to $107.2 million for the first nine months of 2015, an increase of 8%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that has increased to 3.49% for the first nine months of 2016 compared to 3.43% for the first nine months of 2015.  Average interest-earning assets increased by 6% while average interest-bearing liabilities increased 7% in the first nine months of 2016 compared to the first nine months of 2015.  Average noninterest-bearing deposits increased 5% in the first nine months of 2016 as the percentage of average noninterest-bearing deposits to total deposits declined slightly to 32% in the first nine months of 2016 compared to 33% in the first nine months of 2015. The higher net interest margin was driven by an increase in the yield on interest-earning assets as a result of loan growth and the migration of assets from lower-yielding investment securities into higher-yielding loans.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2016 vs. 2015			2015 vs. 2014
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$2,385	$2,101	$284	$1,751	$2,101	$(350)
Residential construction loans	75	189	(114)	(259)	(217)	(42)
Commercial AD&C loans	2,047	1,965	82	1,014	1,655	(641)
Commercial investor real estate loans	3,384	4,099	(715)	2,822	3,656	(834)
Commercial owner occupied real estate loans	1,680	2,258	(578)	1,962	2,335	(373)
Commercial business loans	1,712	1,802	(90)	839	1,446	(607)
Leasing	(1)	(1)	-	(15)	(10)	(5)
Consumer loans	884	420	464	1,118	1,088	30
Loans held for sale	(128)	(91)	(37)	211	227	(16)
Taxable securities	(2,391)	(2,612)	221	(1,322)	(1,526)	204
Tax exempt securities	(484)	(313)	(171)	(371)	(326)	(45)
Interest-bearing deposits with banks	87	10	77	3	3	-
Federal funds sold	2	1	1	1	1	-
Total interest income	9,252	9,828	(576)	7,754	10,433	(2,679)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	23	23	-	6	40	(34)
Regular savings deposits	29	8	21	(23)	9	(32)
Money market savings deposits	463	74	389	144	(21)	165
Time deposits	1,298	513	785	481	59	422
Other borrowings	33	24	9	62	64	(2)
Advances from FHLB	(962)	(420)	(542)	65	602	(537)
Subordinated debentures	28	(61)	89	11	-	11
Total interest expense	912	161	751	746	753	(7)
Net interest income	$8,340	$9,667	$(1,327)	$7,008	$9,680	$(2,672)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income increased 8% for the first nine months of 2016 compared to the prior year period. The previous table shows that, in 2016, the increase in average loans and leases more than offset the decline in earning asset yields with respect to the loan portfolio.

The average balance of the loan portfolio increased 12% for the first nine months of 2016 compared to the first nine months of 2015. This growth occurred in the residential mortgage portfolio and all segments of the commercial loan portfolio. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases decreased by 1 basis point as fewer higher rate loans were paid off and new loans were originated at comparatively lower rates compared to prior periods. The decline in the portfolio yield was driven primarily by a decrease of 9 basis points in the yield on the commercial loan portfolio.

The average yield on total investment securities increased 9 basis points while the average balance of the portfolio decreased 16% for the first nine months of 2016 compared to the first nine months of 2015. The increase in the yield on investments was due primarily to a decline in the relative size of the lower-yielding mortgage-backed securities portfolio due in large part to the sale of $40 million of such securities to fund the prepayment of Federal Home Loan Bank advances in the first half of 2016. An effect of this sale was an increase in the relative size of the higher yielding state and municipal portfolio as the size of the overall portfolio declined.

Interest Expense

Interest expense increased 6% in the first nine months of 2016 compared to the first nine months of 2015. The cost of interest-bearing deposits increased as the Company increased rates to maintain deposit relationships and to provide funding for loan growth. Both the average balance and average rate paid on Federal Home Loan Bank advances decreased due to the prepayments mentioned previously and a reduced need for borrowings due to the growth in deposits. Average deposits increased 9% in the first nine months of 2016 compared to the first nine months of 2015. This increase was primarily due to increases of $104 million or 7% in average noninterest-bearing and interest-bearing checking accounts together with increases of $78 million or 17% in certificates of deposit and $65 million or 8% in money market accounts as the Company increased rates on these products.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2016/2015	2016/2015
(Dollars in thousands)	2016	2015	$ Change	% Change
Securities gains	$1,919	$20	$1,899	-%
Service charges on deposit accounts	5,894	5,657	237	4.2
Mortgage banking activities	2,770	2,566	204	8.0
Wealth management income	13,200	15,040	(1,840)	(12.2)
Insurance agency commissions	4,180	4,147	33	0.8
Income from bank owned life insurance	1,846	1,937	(91)	(4.7)
Bank card fees	3,498	3,475	23	0.7
Other income	5,391	4,816	575	11.9
Total non-interest income	$38,698	$37,658	$1,040	2.8

Total non-interest income was $38.7 million for the first nine months of 2016 compared to $37.7 million for the first nine months of 2015. The first nine months of 2016 includes $1.9 million in gains on sales and calls of investment securities and a gain of $1.2 million on the extinguishment of $5 million in subordinated debentures. Excluding these gains, non-interest income decreased 5% due to a decrease in income from wealth management resulting from the sale of a portion of the assets under management in the first quarter of 2016. Further detail by type of non-interest income follows:

•         Investment securities gains increased for the first nine months compared to the prior year period due to the sale of mortgage-backed ARM securities and the call of a U. S. Agency security during the first quarter. The proceeds of these transactions were applied to prepay FHLB advances in the first quarter of 2016.

•         Income from mortgage banking activities increased in the first nine months of 2016 compared to the first nine months of 2015 due primarily to higher margins on loan sales compared to the prior year period.

•         Wealth management income is comprised of income from trust and estate services and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Trust services fees remained level for the first nine months of 2016 compared to the prior year period.  Investment management fees in West Financial Services increased 5% for the first nine months of 2016 compared to the same period of 2015, due to an increase in assets under management.  Fees on sales of investment products declined for the first nine months of 2016 compared to the prior year period as the Company sold a portion of its portfolio of assets under management in the first quarter of 2016. Overall total assets under management decreased to $2.4 billion at September 30, 2016 compared to $2.8 billion at September 30, 2015 primarily as a result of the previously mentioned sale.

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

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2016/2015	2016/2015
(Dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$53,299	$52,566	$733	1.4%
Occupancy expense of premises	9,765	9,748	17	0.2
Equipment expenses	5,102	4,463	639	14.3
Marketing	1,971	2,161	(190)	(8.8)
Outside data services	4,067	3,692	375	10.2
FDIC insurance	2,012	1,850	162	8.8
Amortization of intangible assets	94	320	(226)	(70.6)
Litigation expense	-	517	(517)	(100.0)
Professional fees	3,572	3,497	75	2.1
Other real estate owned	17	62	(45)	(72.6)
Other expense	12,615	9,475	3,140	33.1
Total non-interest expense	$92,514	$88,351	$4,163	4.7

Non-interest expenses totaled $92.5 million in the first nine months of 2016 compared to $88.4 million in the first nine months of 2015, an increase of 5%. This increase in expenses was driven primarily by $3.2 million in penalties due to the prepayment of FHLB advances during the first and second quarters. Excluding such penalties, non-interest expenses increased 1% due to higher salaries and benefits.  Further detail by category of non-interest expense follows:

•         Salaries and employee benefits, the largest component of non-interest expenses, increased in the first nine months of 2016 due primarily to higher compensation expenses as a result of merit increases, a larger staff and increased benefit expenses.  The average number of full-time equivalent employees was 727 in the first nine months of 2016 compared to 719 in the first nine months of 2015.

•         Equipment expenses increased in 2016 compared to 2015 due to higher software amortization expense related to new systems.

•         Outside data services expenses increased in 2016 compared to the prior year period due primarily to implementation of new systems and the issuance of new chip enabled debit cards.

•         Intangibles amortization decreased in 2016 due to the costs of prior year acquisitions being fully amortized during the period.

•         Litigation expense decreased compared to the prior year due to the settlement of litigation in the fourth quarter of 2015.

•         Other non-interest expenses increased in the first nine months of 2016 compared to the prior year period due to penalties related to the prepayment of FHLB advances mentioned previously. Excluding this expense, other non-interest expenses remained level for the first nine months compared to the prior year period.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio improved in the first nine months of 2016 compared to the first nine months of 2015 due primarily to the increase in net interest income discussed previously and expense control discipline.

In addition, the Company uses pre-tax, pre-provision income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, and the provision for income taxes back to net income. This metric increased in the first nine months of 2016 compared to the first nine months of 2015 due primarily to the increase in net interest income.

GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Pre-tax pre-provision income:
Net income	$13,474	$10,995	$34,934	$32,553
Plus non-GAAP adjustment:
Litigation expense	-	155	-	517
Income taxes	6,734	5,175	16,861	15,655
Provision for loan losses	781	1,706	4,974	3,521
Pre-tax pre-provision income	$20,989	$18,031	$56,769	$52,246

Efficiency ratio - GAAP basis:
Non-interest expense	$29,326	$29,630	$92,514	$88,351

Net interest income plus non-interest income	$50,315	$47,506	$149,283	$140,080

Efficiency ratio - GAAP basis	58.28%	62.37%	61.97%	63.07%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$29,326	$29,630	$92,514	$88,351
Less non-GAAP adjustment:
Amortization of intangible assets	34	107	94	320
Loss on FHLB redemption	-	-	3,167	-
Litigation expense	-	155	-	517
Non-interest expenses - as adjusted	$29,292	$29,368	$89,253	$87,514

Net interest income plus non-interest income	$50,315	$47,506	$149,283	$140,080
Plus non-GAAP adjustment:
Tax-equivalent income	1,688	1,663	4,993	4,816
Less non-GAAP adjustments:
Securities gains	-	1	1,919	20
Gain on redemption of subordinated debentures	-	-	1,200	-
Net interest income plus non-interest income - as adjusted	$52,003	$49,168	$151,157	$144,876

Efficiency ratio - Non-GAAP basis	56.33%	59.73%	59.05%	60.41%

Income Taxes

The Company had income tax expense of $16.9 million in the first nine months of 2016, compared to income tax expense of $15.7 million in the first nine months of 2015. The resulting effective tax rates were 33% for the first nine months of 2016 and 32% for the first nine months of 2015. This increase was due to the decline in tax advantaged interest income in proportion to total interest income.

Results of Operations

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net income for the Company for the third quarter of 2016 totaled $13.5 million ($0.56 per diluted share) compared to net income of $11.0 million ($0.45 per diluted share) for the third quarter of 2015.

Net Interest Income

Net interest income for the third quarter of 2016 was $37.7 million compared to $35.1 million for the third quarter of 2015. On a tax-equivalent basis, net interest income for the third quarter of 2016 was $39.4 million compared to $36.8 million for the third quarter of 2015, an increase of 7%. The following table provides an analysis of net interest income performance that reflects a net interest margin that has increased to 3.50% for the third quarter of 2016 compared to 3.43% for the third quarter of 2015.  Average interest-earning assets increased by 5% while average interest-bearing liabilities increased 5% in the third quarter of 2016 compared to the third quarter of 2015.  Average noninterest-bearing deposits increased 6% in the third quarter of 2016 while the percentage of average noninterest-bearing deposits to total deposits decreased to 32% in the current quarter compared to 33% in the third quarter of 2015. During the quarter the net interest margin was driven by an increase in the yield on interest-earning assets and reduced cost of borrowing due to the prepayment of FHLB advances earlier in the year. These trends were somewhat offset by an increase in the cost of deposits as the Company increased rates on certificates of deposit to maintain deposit relationships and fund loan growth.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended September 30,
		2016			2015
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$836,452	$7,208	3.45%	$754,007	$6,346	3.37%
Residential construction loans	147,602	1,341	3.62	134,448	1,240	3.66
Total mortgage loans	984,054	8,549	3.47	888,455	7,586	3.41
Commercial AD&C loans	287,836	3,398	4.70	227,545	2,602	4.54
Commercial investor real estate loans	832,529	9,487	4.53	704,068	8,353	4.71
Commercial owner occupied real estate loans	717,371	8,581	4.76	656,337	8,065	4.88
Commercial business loans	446,123	4,863	4.34	413,300	4,600	4.42
Leasing	-	-	-	19	-	-
Total commercial loans	2,283,859	26,329	4.59	2,001,269	23,620	4.68
Consumer loans	450,171	3,916	3.48	441,740	3,701	3.35
Total loans (2)	3,718,084	38,794	4.16	3,331,464	34,907	4.16
Loans held for sale	10,207	96	3.75	21,070	214	4.05
Taxable securities	432,706	2,717	2.51	581,832	3,742	2.57
Tax-exempt securities (3)	276,821	2,888	4.17	287,629	3,091	4.30
Total investment securities	709,527	5,605	3.16	869,461	6,833	3.14
Interest-bearing deposits with banks	38,773	49	0.51	39,472	25	0.25
Federal funds sold	847	1	0.49	472	1	0.22
Total interest-earning assets	4,477,438	44,545	3.96	4,261,939	41,980	3.92

Less: allowance for loan losses	(43,498)			(39,090)
Cash and due from banks	45,210			44,893
Premises and equipment, net	53,162			52,233
Other assets	214,708			217,167
Total assets	$4,747,020			$4,537,142

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$579,863	112	0.08%	$534,568	105	0.08%
Regular savings deposits	305,077	48	0.06	277,819	37	0.05
Money market savings deposits	938,528	514	0.22	882,755	393	0.18
Time deposits	573,458	1,454	1.01	505,351	1,097	0.86
Total interest-bearing deposits	2,396,926	2,128	0.35	2,200,493	1,632	0.29
Other borrowings	120,702	74	0.24	121,127	69	0.23
Advances from FHLB	498,370	2,699	2.15	549,728	3,272	2.36
Subordinated debentures	30,000	225	3.00	35,000	228	2.60
Total interest-bearing liabilities	3,045,998	5,126	0.67	2,906,348	5,201	0.71

Noninterest-bearing demand deposits	1,131,739			1,063,500
Other liabilities	39,042			48,675
Stockholders' equity	530,241			518,619
Total liabilities and stockholders' equity	$4,747,020			$4,537,142

Net interest income and spread		39,419	3.29%		36,779	3.21%
Less: tax-equivalent adjustment		1,688			1,663
Net interest income		$37,731			$35,116

Interest income/earning assets			3.96%			3.92%
Interest expense/earning assets			0.46			0.49
Net interest margin			3.50%			3.43%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2016 and 2015. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.7 million and $1.7 million in 2016 and 2015, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Interest Income

The Company's total tax-equivalent interest income increased 6% for the third quarter of 2016 compared to the prior year quarter. The previous table shows that this increase was driven by the redeployment of earning assets from the investment portfolio into higher yielding loans.

The average balance of the loan portfolio increased 12% for the third quarter of 2016 compared to the prior year period. This growth was primarily in the commercial investor real estate, commercial owner occupied real estate, commercial ADC and residential mortgage portfolios. These increases were driven by organic loan growth due to the strength of the regional economy. The yield on average loans and leases remained level with the prior year quarter due to a 9 basis point decline in the yield on commercial loans that was offset by increases in the yield on mortgage and consumer portfolios.

The average yield on total investment securities increased 2 basis points while the average balance of the portfolio decreased 18% for the third quarter of 2016 compared to the third quarter of 2015. The increase in the yield on investments was due primarily to a decline in the relative size of the lower-yielding mortgage-backed securities portfolio due in large part to the sale of $40 million of such securities in the first quarter of 2016 to fund the previously mentioned prepayment of Federal Home Loan Bank advances. In addition, the relative size of the higher yielding state and municipal portfolio increased as a proportion of the overall portfolio.

Interest Expense

Interest expense decreased 1% in the third quarter of 2016 compared to the third quarter of 2015. The cost of interest-bearing deposits increased as the Company increased rates to maintain deposit relationships and fund loan growth. This increase was more than offset as average balances of Federal Home Loan Bank advances decreased and the average rate paid on such advances also decreased 21 basis points due to the prepayment of such advances during the first and second quarters. Average deposits increased 8% in the third quarter of 2016 compared to the third quarter of 2015. This increase was primarily due to increases of $114 million or 7% in average noninterest-bearing and interest-bearing checking accounts together with increases of $68 million or 13% in certificates of deposit and $56 million or 6% in money market accounts as the Company increased rates on these products.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2016/2015	2016/2015
(Dollars in thousands)	2016	2015	$ Change	% Change
Securities gains	$-	$1	$(1)	(100.0)
Service charges on deposit accounts	2,035	1,936	99	5.1%
Mortgage banking activities	1,129	566	563	99.5
Wealth management income	4,347	4,963	(616)	(12.4)
Insurance agency commissions	1,786	1,648	138	8.4
Income from bank owned life insurance	616	618	(2)	(0.3)
Bank card fees	1,189	1,198	(9)	(0.8)
Other income	1,482	1,460	22	1.5
Total non-interest income	$12,584	$12,390	$194	1.6

Total non-interest income was $12.6 million for the third quarter of 2016 compared to $12.4 million for the third quarter of 2015, an increase of 2%.  This increase was due primarily to higher mortgage banking income from increased loan sales volume that more than offset a decline in income from wealth management due to the sale of a portion of the assets under management in the first quarter. Further detail by type of non-interest income follows:

•         Service charges on deposit accounts increased in the current quarter compared to the prior year quarter due to higher return check charges and commercial analysis fees.

•         Income from mortgage banking activities increased in the third quarter of 2016 compared to the third quarter of 2015 due to a higher volume of loan sales and increased margins on such sales during the quarter.

•         With respect to wealth management income, trust services fees were level for the third quarter compared to the prior year quarter.  Investment management fees in West Financial Services increased 9% for the third quarter of 2016 compared to the third quarter of 2015, due to an increase in assets under management. Fees on sales of investment products declined for the third quarter compared to the prior year quarter as the Company sold a portion of its portfolio of assets under management in the first quarter of 2016. Overall total assets under management decreased to $2.4 billion at September 30, 2016 compared to $2.8 billion at September 30, 2015 primarily as a result of the previously mentioned sale.

•         Insurance agency commissions increased in the current quarter due to growth in income from commercial and personal insurance lines and bond fees which offset a decline in income from physicians’ liability policies.

•         Other non-interest income remained stable during the third quarter of 2016 compared to the third quarter of 2015 as higher letter of credit fees were offset by decreases in gains on sales of SBA loans and loan prepayment fees.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2016/2015	2016/2015
(Dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$17,848	$17,733	$115	0.6%
Occupancy expense of premises	3,130	3,086	44	1.4
Equipment expenses	1,745	1,600	145	9.1
Marketing	628	688	(60)	(8.7)
Outside data services	1,349	1,329	20	1.5
FDIC insurance	726	565	161	28.5
Amortization of intangible assets	34	107	(73)	(68.2)
Litigation expense	-	155	(155)	(100.0)
Professional fees	987	1,089	(102)	(9.4)
Other real estate owned	5	48	(43)	(89.6)
Other expense	2,874	3,230	(356)	(11.0)
Total non-interest expense	$29,326	$29,630	$(304)	(1.0)

Non-interest expenses totaled $29.3 million in the third quarter of 2016 compared to $29.6 million in the third quarter of 2015, due to a decrease in other non-interest expenses as a result of reduced losses on sales of OREO included in other expense in the above table. Further detail by category of non-interest expense follows:

•         Salaries and employee benefits, the largest component of non-interest expenses, increased in the third quarter of 2016 due primarily to an increase in compensation expenses as a result of staff additions and merit increases.  The average number of full-time equivalent employees was 729 in the third quarter of 2016 compared to 720 in the third quarter of 2015.

•         Equipment expenses increased in 2016 compared to 2015 due to higher software amortization expense.

•         FDIC insurance expense increased due to growth in the commercial loan portfolio.

•         Litigation expense decreased compared to the prior year quarter due to the settlement of litigation in the fourth quarter of 2015.

•         Professional fees decreased in the third quarter of 2016 due to decreases in legal and consulting fees.

•         Other non-interest expenses decreased in the third quarter of 2016 compared to the prior year quarter due to lower EFT losses and losses on sales of OREO.

Income Taxes

The Company had income tax expense of $6.7 million in the third quarter of 2016, compared to income tax expense of $5.2 million in the third quarter of 2015. The resulting effective tax rates were 33% for the third quarter of 2016 and 32% for the third quarter of 2015. This increase in the effective tax rate was due to the decline in tax advantaged interest income in proportion to total interest income.

FINANCIAL CONDITION

The Company's total assets were $4.8 billion at September 30, 2016, an increase of $155 million or 3% compared to December 31, 2015. Total loans increased 8% compared to the previous year end. This increase was partially offset by a 18% decrease in the investment portfolio.

Analysis of Loans and Leases

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	September 30, 2016		December 31, 2015		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Residential real estate:
Residential mortgage	$854,055	22.6%	$796,358	22.8%	$57,697	7.2%
Residential construction	144,998	3.8	129,281	3.7	15,717	12.2
Commercial real estate:
Commercial owner occupied real estate	736,744	19.5	678,027	19.4	58,717	8.7
Commercial investor real estate	847,946	22.4	719,084	20.6	128,862	17.9
Commercial acquisition, development and construction	302,522	8.0	255,980	7.3	46,542	18.2
Commercial business	444,129	11.8	465,765	13.3	(21,636)	(4.6)
Consumer	450,113	11.9	450,875	12.9	(762)	(0.2)
Total loans	$3,780,507	100.0%	$3,495,370	100.0%	$285,137	8.2

Total loans, excluding loans held for sale, increased 8% at September 30, 2016 compared to December 31, 2015. The commercial loan portfolio increased 10% at September 30, 2016 driven by increases of 18% in both investor real estate loans and ADC loans and 9% in owner occupied real estate loans. These increases were somewhat offset by a 5% decrease in commercial business loans.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, increased 8% at September 30, 2016 compared to December 31, 2015. Permanent residential mortgages, most of which are 1-4 family, reflected an increase of 7% while residential construction loans increased 12% during the third quarter.

The consumer loan portfolio remained level at September 30, 2016 compared to December 31, 2015.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	September 30, 2016		December 31, 2015		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Investments available-for-sale:
U.S. government agencies and corporations	$54,764	7.9%	$108,400	12.9%	$(53,636)	(49.5)%
State and municipal	297,791	43.1	164,707	19.6	133,084	80.8
Mortgage-backed	291,495	42.2	316,696	37.6	(25,201)	(8.0)
Corporate debt	9,346	1.4	-	-	9,346	-
Trust preferred	1,023	0.1	1,023	0.1	-	-
Marketable equity securities	1,223	0.1	1,223	0.1	-	-
Total available-for-sale securities	655,642	94.8	592,049	70.3	63,593	10.7

Investments held-to-maturity and other equity:
U.S. government agencies and corporations	-	-	56,460	6.7	(56,460)	(100.0)
State and municipal	-	-	149,537	17.8	(149,537)	(100.0)
Mortgage-backed	-	-	168	-	(168)	(100.0)
Corporate debt	-	-	2,100	0.3	(2,100)	(100.0)
Other equity securities	35,829	5.2	41,336	4.9	(5,507)	(13.3)
Total held-to-maturity and other equity	35,829	5.2	249,601	29.7	(213,772)	(85.6)
Total securities	$691,471	100.0%	$841,650	100.0%	$(150,179)	(17.8)

The investment portfolio decreased 18% at September 30, 2016 compared to December 31, 2015, as a result of calls of agency securities and amortization of mortgage-backed securities throughout the period in addition to the sale of $40 million in mortgage-backed securities in the first quarter. These proceeds were used in combination to prepay FHLB borrowings.

Available-for-sale securities increased 11% at September 30, 2016 compared to December 31, 2015 due to the Company’s designation of the held-to-maturity investment portfolio as available-for-sale during the first quarter. This transfer was made to provide for additional liquidity for the Company to fund loan growth.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 2.9 years at September 30, 2016 and 3.3 years at December 31, 2015. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Other Earning Assets

Residential mortgage loans held for sale increased to $16 million at September 30, 2016 compared to $15 million at December 31, 2015.  The aggregate of federal funds sold and interest-bearing deposits with banks increased $24 million to $50 million at September 30, 2016 compared to December 31, 2015 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	September 30, 2016		December 31, 2015		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Noninterest-bearing deposits	$1,154,227	32.6%	$1,001,841	30.7%	$152,386	15.2%
Interest-bearing deposits:
Demand	574,761	16.2	570,333	17.5	4,428	0.8
Money market savings	928,992	26.3	898,655	27.5	30,337	3.4
Regular savings	302,461	8.6	284,457	8.7	18,004	6.3
Time deposits of less than $100,000	259,022	7.3	248,172	7.6	10,850	4.4
Time deposits of $100,000 or more	317,694	9.0	260,272	8.0	57,422	22.1
Total interest-bearing deposits	2,382,930	67.4	2,261,889	69.3	121,041	5.4
Total deposits	$3,537,157	100.0%	$3,263,730	100.0%	$273,427	8.4

Deposits and Borrowings

Total deposits increased $273 million or 8% at September 30, 2016 compared to December 31, 2015. This increase was due primarily to increases of 15% in noninterest-bearing checking accounts and 13% in certificates of deposit compared to the prior year end. In addition, regular savings accounts increased 6% compared to December 31, 2015. The increase in these products occurred as the Company raised rates to maintain client relationships and to fund loan growth in addition to clients’ emphasis on safety and liquidity in the face of volatile equity markets. Total borrowings decreased 15% at September 30, 2016 compared to December 31, 2015 due to a combination of deposit growth, the prepayment of $75 million in FHLB advances and the extinguishment of $5 million in subordinated debentures during the first nine months of 2016.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $537 million at September 30, 2016 compared to $524 million at December 31, 2015 as net income during the period exceeded the payment of dividends and stock repurchases.  The ratio of average equity to average assets was 11.18% for the first nine months of 2016, as compared to 11.66% for the first nine months of 2015.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	September 30, 2016	December 31, 2015	Requirements
Total capital to risk-weighted assets	13.29%	14.25%	8.00%

Tier 1 capital to risk-weighted assets	12.17%	13.13%	6.00%

Common equity tier 1 capital	11.41%	12.17%	4.50%

Tier 1 leverage	10.25%	10.60%	4.00%

At September 30, 2016, Tier 1 capital of $478 million and total qualifying capital of $522 million each included $30.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of September 30, 2016, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

In July 2013, the Federal Reserve Board approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. The rules include new risk-based capital and leverage ratios, which were effective January 1, 2015, and revise the definition of what constitutes “capital” for calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from prior rules); and (4) a Tier 1 leverage ratio of 4%.  The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 have been grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement began to phase in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	September 30, 2016	December 31, 2015
Tangible common equity ratio:
Total stockholders' equity	$536,655	$524,427
Accumulated other comprehensive income (loss)	(4,465)	1,297
Goodwill	(85,768)	(84,171)
Other intangible assets, net	(716)	(138)
Tangible common equity	$445,706	$441,415

Total assets	$4,810,611	$4,655,380
Goodwill	(85,768)	(84,171)
Other intangible assets, net	(716)	(138)
Tangible assets	$4,724,127	$4,571,071

Tangible common equity ratio	9.43%	9.66%

Tangible book value per share	$18.66	$18.17

Credit Risk

The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio.  The Company’s loan portfolio is subject to varying degrees of credit risk.  Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers.  The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type.  Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience.  Home mortgage and home equity loans and lines generally have the lowest credit loss experience.  Loans secured by personal property, such as auto loans, generally experience medium credit losses.  Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and for that reason, the Company has chosen not to engage in a significant amount of this type of lending.  Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions.  Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements.  Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times.  Inconsistent economic conditions may have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

Total non-performing loans decreased 7% to $32.0 million at September 30, 2016 compared to the balance at December 31, 2015. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the volatility being experienced in various business sectors of the economy on both a regional and national level.

To control and manage credit risk, management has a credit process in place to reasonably ensure that credit standards are maintained along with an in-house loan administration accompanied by oversight and review procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits.  As part of the oversight and review process, the Company maintains an allowance for loan losses (the “allowance”).

The allowance represents an estimation of the losses that are inherent in the loan portfolio.  The adequacy of the allowance is determined through the ongoing evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish an adequate allowance for loan losses.  Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.  Loans and deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance.  Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense.

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

The Company recognizes a collateral dependent lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors (such as bankruptcy, interruption of cash flows, etc.) considered at the monthly credit committee meeting. When a commercial loan is placed on non-accrual status, it is considered to be impaired and all accrued but unpaid interest is reversed.  Classification as an impaired loan is based on a determination that the Company may not collect all principal and interest payments according to contractual terms. Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential real estate and consumer loans.  Typically, all payments received on non-accrual loans are applied to the remaining principal balance of the loans.  Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific allowance on an impaired loan is warranted and, when losses are confirmed, a charge-off is taken to reduce the loan to its net realizable value. Any further collateral deterioration results in either further specific allowances being established or additional charge-offs.  At such time an action plan is agreed upon for the particular loan and an appraisal will be ordered depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation.  A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation.  The Company’s policy is to strictly adhere to regulatory appraisal standards.  If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve a specific allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process.

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

The determination of the allowance requires significant judgment, and estimates of probable losses in the loan portfolio can vary significantly from the amounts actually observed.  While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, federal and state regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the loan portfolio and the allowance.  Such reviews may result in adjustments to the allowance based upon their analysis of the information available at the time of each examination.

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was a charge of $5.0 million in the first nine months of 2016 compared to a charge of $3.5 million in the first nine months of 2015.   The increase in the provision in the first nine months of 2016 was driven primarily by growth in the loan portfolio.

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

Allowance for Loan Losses

During the third quarter of 2016, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.

At September 30, 2016, total non-performing loans were $32.0 million, or 0.85% of total loans, compared to $34.5 million, or 0.99% of total loans, at December 31, 2015.  The allowance represented 137% of non-performing loans at September 30, 2016 as compared to 119% at December 31, 2015. The allowance for loan losses as a percent of total loans was 1.16% at September 30, 2016 as compared to 1.17% at December 31, 2015.

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

The balance of impaired loans was $24.3 million, with specific allowances of $3.7 million against those loans at September 30, 2016, as compared to $28.9 million with allowances of $3.4 million, at December 31, 2015.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 80% of total loans and leases at both September 30, 2016 and December 31, 2015.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2016	December 31, 2015
Balance, January 1	$40,895	$37,802
Provision for loan losses	4,974	5,371
Loan charge-offs:
Residential real estate:
Residential mortgage	(1,378)	(614)
Residential construction	-	-
Commercial real estate:
Commercial investor	(197)	(91)
Commercial owner occupied	-	(1,043)
Commercial AD&C	(48)	(739)
Commercial business	(289)	(306)
Leases	-	(4)
Consumer	(674)	(998)
Total charge-offs	(2,586)	(3,795)
Loan recoveries:
Residential real estate:
Residential mortgage	350	145
Residential construction	26	51
Commercial real estate:
Commercial investor	124	20
Commercial owner occupied	5	3
Commercial AD&C	22	580
Commercial business	21	475
Leases	-	-
Consumer	111	243
Total recoveries	659	1,517
Net charge-offs	(1,927)	(2,278)
Balance, period end	$43,942	$40,895

Net charge-offs to average loans	0.07%	0.07%
Allowance for loan losses to loans	1.16%	1.17%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Non-accrual loans:
Residential real estate:
Residential mortgage	$7,321	$8,822
Residential construction	199	418
Commercial real estate:
Commercial investor	9,189	8,368
Commercial owner occupied	5,591	6,340
Commercial AD&C	137	194
Commercial business	4,140	3,696
Leases	-	-
Consumer	2,726	2,193
Total non-accrual loans	29,303	30,031

Loans 90 days past due
Residential real estate:
Residential mortgage	-	-
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	163	-
Leases	-	-
Consumer	-	-
Total 90 days past due loans	163	-

Restructured loans (accruing)	2,512	4,467
Total non-performing loans	31,978	34,498
Other real estate owned, net	1,274	2,742
Total non-performing assets	$33,252	$37,240

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2016	(4.14%)	(2.47%)	(0.68%)	(0.24%)	N/A	N/A	N/A	N/A
December 31, 2015	(5.99%)	(3.63%)	(1.52%)	(0.68%)	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2015 at all shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2015 to September 30, 2016 at all shock levels was the result of a decline in both short-term and long-term FHLB borrowings which will reduce the Company’s exposure to increases in interest rates.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2016	(4.38%)	(2.10%)	0.10%	0.64%	N/A	N/A	N/A	N/A
December 31, 2015	(8.24%)	(5.50%)	(2.72%)	(1.28%)	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk improved from December 31, 2015 to September 30, 2016 in all rising shock scenarios. The positive impact in EVE was driven by the decrease in FHLB advances, higher balances of noninterest-bearing checking accounts and longer durations on deposits.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2016.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 71% of total interest-earning assets at September 30, 2016. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of September 30, 2016, show short-term investments exceeding short-term borrowings by $21 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.4 billion, of which $1.4 billion was available for borrowing based on pledged collateral, with $550 million borrowed against it as of September 30, 2016. The line of credit at the Federal Reserve totaled $375 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2016.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $70 million at September 30, 2016, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of September 30, 2016. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2016.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of September 30, 2016, the Bank could have declared a dividend of $20 million to Bancorp. At September 30, 2016, Bancorp had liquid assets of $11million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Commercial	$332,467	$234,552
Real estate-development and construction	95,498	80,935
Real estate-residential mortgage	38,622	23,375
Lines of credit, principally home equity and business lines	950,912	879,326
Standby letters of credit	70,139	66,012
Total commitments to extend credit and available credit lines	$1,487,638	$1,284,200

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company re-approved a stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares.  Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  The following table provides information regarding repurchase transactions executed during the quarter ended September 30, 2016.

			Total number of shares	Maximum number that
			purchased as part of	may yet be purchased
	Total number of	Average price paid	publicly announced plans	under the plans or
Period	shares purchased	per share	or programs	programs
July 1, 2016 through
July 31, 2016	-	-	-	463,861
August 1, 2016 through
August 31, 2016	-	-	-	463,861
September 1, 2016 through
September 30, 2016	-	-	-	463,861

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

               Exhibit 31(a)                         Certification of Chief Executive Officer

               Exhibit 31(b)                         Certification of Chief Financial Officer

               Exhibit 32(a)                         Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                         Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

               Exhibit 101                            The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: November 4, 2016

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: November 4, 2016