Form 10-K
period 2016-12-31
SANDY SPRING BANCORP INC
filed 2017-03-03
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Large accelerated filer  [  ]   Accelerated filer   [X]    Non-accelerated filer  [  ]    Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ]  Yes  [X]  No

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter was approximately $682 million, based on the closing sales price of $29.06 per share of the registrant's Common Stock on that date.

The number of outstanding shares of common stock outstanding as of March 1, 2017.

Common stock, $1.00 par value – 23,919,354 shares

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 3, 2017 (the "Proxy Statement").

* The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC.
Table of Contents
Forward-Looking Statements.......................................................................................................................................................................................	3
PART I.
Item 1. Business...	4
Item 1A. Risk Factors....................................................................................................................................................................................................	15
Item 1B. Unresolved Staff Comments.......................................................................................................................................................................	23
Item 2. Properties...	23
Item 3. Legal Proceedings.............................................................................................................................................................................................	23
Item 4. Mine Safety Disclosures..................................................................................................................................................................................	23

PART II.
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.............	23
Item 6. Selected Financial Data...................................................................................................................................................................................	27
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.............................................................	28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................................................................................	57
Item 8. Financial Statements and Supplementary Data.........................................................................................................................................	58
Reports of Independent Registered Public Accounting Firm....................................................................................................................	59
Consolidated Financial Statements..............................................................................................................................................................	61
Notes to the Consolidated Financial Statements........................................................................................................................................	66
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............................................................	117
Item 9A. Controls and Procedures...............................................................................................................................................................................	117
Item 9B. Other Information.........................................................................................................................................................................................	118

PART III.
Item 10. Directors, Executive Officers and Corporate Governance......................................................................................................................	118
Item 11. Executive Compensation..............................................................................................................................................................................	118
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......................................	118
Item 13. Certain Relationships and Related Transactions and Director Independence...................................................................................	118
Item 14. Principal Accounting Fees and Services.....................................................................................................................................................	118

PART IV.
Item 15. Exhibits, Financial Statement Schedules...................................................................................................................................................	118
Signatures……………………………………………………………………………………………………………………..........................	121

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

PART I

Item 1.  BUSINESS

General

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. Sandy Spring Bank traces its origin to 1868, making it among the oldest banking institutions in the region. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 44 community offices and 6 financial centers located in Central Maryland, Northern Virginia, and Washington D. C. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

With $5.1 billion in assets, the Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank offers a comprehensive menu of insurance and investment management services.

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

Market and Economic Overview

Sandy Spring Bank is headquartered in Montgomery County, Maryland and conducts business primarily in Central Maryland, Northern Virginia and Washington D.C.  The Bank’s business footprint serves Greater Washington, which includes the District of Columbia proper, Northern Virginia and suburban Maryland, one of the country’s most economically successful regions. The region’s economic strength is due to the region’s significant federal government presence and its strong growth in the business and professional services sector. The proximity to numerous armed forces installations in Maryland, including the United States Cyber Command in Ft. Meade, Maryland, together with a strategic location between two of the country’s leading ports - the Port of Baltimore and the Port of Norfolk – has provided opportunities for growth in a variety of areas, including logistics and transportation.

The unemployment rate in the region has remained consistently below the national average for the last several years. Much of this success is due to the region’s highly trained and educated workforce. According to the U.S. Census Bureau, the region is home to six of the top ten most highly educated counties in the nation and five of the top ten most affluent counties, as measured by household income. The Company’s geographical location provides access to key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor.

The local economy that the Company operates in continues to show moderate improvement and management believes the regional economy will continue to strengthen and expand.  While this economic improvement has resulted in many positive economic trends such as lower unemployment and increased housing starts, these have been offset by other concerns such as the lack of wage growth and the strength of the dollar, that in concert, have acted to suppress the pace of economic expansion.  Additionally, the changes and declines in global economic markets and geo-political unrest continue to cause uncertainty and volatility in the financial markets.  The additional potential for rising interest rates has further resulted in restrained confidence among individual consumers and small and mid-sized businesses.   Despite this challenging economic environment, management believes that the regional economy will continue to improve and present growth opportunities for the Company.

Loan Products

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

Non-conforming mortgage loans represent loans that generally are not saleable in the secondary market to the GSEs for inclusion in conventional mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The Company originates non-conforming loans for its own portfolio and for sale to third-party investors, usually large mortgage companies, under commitments by the mortgage company to purchase the loans subject to compliance with pre-established investor criteria. Non-conforming loans generated for sale include loans that may not be underwritten using customary underwriting standards. These loans typically are held after funding for thirty days or less, and are included in residential mortgages held for sale.  The Company may sell both conforming and non-conforming loans on either a servicing released or servicing retained basis.

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

Commercial Loans

Included in this category are commercial real estate loans, commercial construction loans and other commercial loans. Over the years, the Company’s commercial loan clients have come to represent a diverse cross-section of small to mid-size local businesses within our market footprint, whose owners and employees are often established Bank customers. Such banking relationships are a natural business for the Company, with its long-standing community roots and extensive experience in serving and lending to this market segment.

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

Included in commercial loans are credits directly originated by the Company and, to a lesser extent, syndicated transactions or loan participations that are originated by other lenders. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender.  Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2016, the Company had $11.8 million in SNC purchases outstanding and $25.2 million in SNC sold outstanding. During 2016, the Company’s primary regulator completed its annual SNC examination. As a result of this review no action was required on the Company’s SNC participations.

The Company sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. The Company also purchases whole loans and loan participations as part of its asset/liability management strategy. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2016, other financial institutions had $25.4 million in outstanding commercial and commercial real estate loan participations sold by the Company, excluding SNC participations. In addition, the Company had $19.8 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC participations.

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

Acquisition, development and construction loans (“AD&C loans”) to residential builders are generally made for the construction of residential homes for which a binding sales contract exists and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company.  Loans for the development of residential land are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, which is typically a minimum of eighteen months to three years.

The Company makes commercial business loans. Commercial term loans are made to provide funds for equipment and general corporate needs.  This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months.  The Company generally requires a first lien position on all collateral and requires guarantees from owners having at least a 10% interest in the involved business.  Interest rates on commercial term loans are generally floating or fixed for a term not to exceed five years.  Management monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial business loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors.  Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually depending on the degree to which the Company desires information resources for monitoring a borrower’s financial condition and compliance with loan covenants.  Examples of properly margined collateral for loans, as required by bank policy, would be a 75% advance on the lesser of appraisal or recent sales price on commercial property, an 80% or less advance on eligible receivables, a 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees.  Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager. Whenever appropriate and available, the Bank seeks governmental loan guarantees, such as the Small Business Administration loan programs, to reduce risks.

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

The home equity category consists mainly of revolving lines of credit to consumers that are secured by residential real estate. Home equity lines of credit and other home equity loans are originated by the Company for typically up to 85% of the appraised value, less the amount of any existing prior liens on the property. While home equity loans have maximum terms of up to twenty years and interest rates are generally fixed, home equity lines of credit have maximum terms of up to ten years for draws and thirty years for repayment, and interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). Purchase money second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. These loans generally carry a fixed rate of interest for a term of 15 or 20 years. ARM loans have a 30 year amortization period with a fixed rate of interest for the first five, seven or ten years, re-pricing annually thereafter at a predetermined spread to LIBOR. Home equity lines are generally governed by the same lending policies and subject to credit risk as described for residential real estate loans.

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

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The overall average duration of 3.3 years of the investment portfolio together with the types of investments (97% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve, and to a lesser extent, bank lines of credit.

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

Employees

The Company and its subsidiaries employed 752 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2016. None of the Company's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act) to file a written notice with the Federal Reserve before the person or persons acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements. The new capital conservation buffer requirement began to phase in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  This buffer must consist solely of Tier 1 Common Equity and the buffer applies to all three measurements: Common Equity Tier 1, Tier 1 capital and total capital.

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

Regulatory Restructuring Legislation

The Dodd-Frank Act, enacted in 2010, implements significant changes to the regulation of depository institutions.  The Dodd-Frank Act created the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions of $10 billion or fewer in assets continue to be examined for compliance with such laws and regulations by, and to be subject to the primary enforcement authority of, their primary federal regulator.  In addition, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve to regulate pricing of certain debit card interchange fees, and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations.  As a result, it will be some time before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Company and the Bank.

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

Executive Officers

The following listing sets forth the name, age (as of February 28, 2017), principal position and recent business experience of each executive officer:

R. Louis Caceres, 54, Executive Vice President of the Bank. Mr. Caceres was made Executive Vice President of the Bank in 2002.  Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Ronald E. Kuykendall, 64, became Executive Vice President, General Counsel and Secretary of the Company and the Bank in 2002.  Prior to that, Mr. Kuykendall was General Counsel and Secretary of the Company and Senior Vice President of the Bank.

Philip J. Mantua, CPA, 58, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004.  Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Ronda M. McDowell, 52, became an Executive Vice President and Chief Credit Officer of the Bank in 2013. Prior to that, Ms. McDowell served as a Senior Vice President, Loan Administration and Retail Senior Credit Officer of the Bank.

Joseph J. O'Brien, Jr., 53, became Executive Vice President for Commercial and Retail Banking on January 1, 2011.  Mr. O’Brien joined the Bank in July 2007 as Executive Vice President for Commercial Banking.

John D. Sadowski, 53, became Executive Vice President and Chief Information Officer of the Bank on February 1, 2011. Prior to that, Mr. Sadowski served as a Senior Vice President of the Bank.

Daniel J. Schrider, 52, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009.  Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

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

The Company’s business activities and earnings are affected by general business conditions in the United States and in the local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in the Company’s market area in particular.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits.  A return to elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

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

The Company’s allowance for loan losses may not be adequate to cover our actual loan losses, which could adversely affect the Company’s financial condition and results of operations.

An allowance for loan losses is maintained in an amount that is believed to be adequate to provide for probable losses inherent in the portfolio. The Company has an aggressive program to monitor credit quality and to identify loans that may become non-performing, however, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem credits. There can be no assurance that the ability exists to identify all deteriorating credits prior to them becoming non-performing assets, or that the Company will have the ability to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, or as a result of assumptions by management in determining the allowance. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the Company’s allowance for loan losses. These regulatory agencies may require an increase in the provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for loan losses could have a negative effect on the financial condition and results of operations of the Company.

If non-performing assets increase, earnings will be adversely impacted.

At December 31, 2016, non-performing assets, which are comprised of non-accrual loans, 90 days past due loans and other real estate owned, totaled $33.8 million, or 0.66%, of total assets, compared to non-performing assets of $37.2 million, or 0.80% of total assets at December 31, 2015. Non-performing assets adversely affect net income in various ways. Interest income is not recorded on non-accrual loans or other real estate owned. The Company must record a reserve for probable losses on loans, which is established through a current period charge to the provision for loan losses, and from time to time must write-down the value of properties in the Company’s other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if the estimate for the recorded allowance for loan losses proves to be incorrect and the allowance is inadequate, the allowance will have to be increased and, as a result, Company earnings would be adversely affected.  A downturn in the Company’s market areas could increase credit risk associated with the loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans.  There can be no assurance that non-performing loans will not increase in the future, or that the Company’s non-performing assets will not result in further losses in the future.

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

Changes in market interest rates are affected by many factors beyond the Company’s control, including inflation, unemployment, money supply, international events, and events in world financial markets. The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2016, the Company’s interest rate sensitivity simulation model projected that net interest income would decrease by 2.84% if interest rates immediately rose by 200 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that the Company will be able to successfully manage interest rate risk.

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

At December 31, 2016, goodwill totaled $85.8 million.  Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination.  Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There could be a requirement to evaluate the recoverability of goodwill prior to the normal annual assessment if there is a disruption in the Company’s business, unexpected significant declines in operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would adversely affect the results of operations. A goodwill impairment charge does not adversely affect regulatory capital ratios or tangible capital. Based on an analysis, it was determined that the fair value of the Company’s reporting units exceeded the carrying value of their assets and liabilities and, therefore, goodwill was not considered impaired at December 31, 2016.

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

The market price for the Company’s common stock has fluctuated, ranging between $24.36 and $40.64 per share during the 12 months ended December 31, 2016. The overall market and the price of the Company’s common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:

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

Combining acquired businesses with the Company may be more difficult, costly, or time-consuming than expected, or could result in the loss of customers.

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

The Company’s ability to pay dividends is limited by law.

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

The Company’s articles of incorporation and bylaws contain provisions that could discourage takeover attempts that are not approved by the board of directors. The Maryland General Corporation Law includes provisions that make an acquisition of the Company more difficult. These provisions may prevent a future takeover attempt in which the shareholders otherwise might receive a substantial premium for their shares over then-current market prices.

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

New capital rules that became effective in 2015 and 2016 generally require insured depository institutions and their holding companies to hold more capital.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to Sandy Spring Bank. Beginning in 2015, our minimum capital requirements are (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement remains at the 4% level previously required. Beginning in 2016, a capital conservation buffer began to phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Company faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

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

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models.

The processes that the Company uses to estimate its inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on its financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that the Company uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models that the Company uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on its business, financial condition and results of operations.

The Company continually encounters technological change.

The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s information systems may experience an interruption or security breach.

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

The reliance of the Company on third party vendors could expose it to additional cyber risk and liability.

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

The Company outsources certain aspects of its data processing to certain third-party providers which may expose it to additional risk.

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

The Company is dependent on its information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on its financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2016, Sandy Spring Bank owned 13 of its 44 full-service community banking centers and leased the remaining banking centers. See Note 6–Premises and Equipment to the Notes to the Consolidated Financial Statements for additional information.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”.  At February 25, 2017 there were approximately 2,300 holders of record of the Company’s common stock.

Transfer Agent and Registrar

Computershare Shareholder Services, P.O. Box 30170, College Station, TX 77842-3170

Dividends

The dividend amount is established by the board of directors each quarter. In making its decision on dividends, the board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  Shareholders received quarterly cash common dividends totaling $23.7 million in 2016, $22.4 million in 2015, $19.2 million in 2014, $16.1 million in 2013 and $11.9 million in 2012. Dividends have increased from 2012 through 2016 due to the Company’s improved operating results.

Share Transactions with Employees

Shares issued under the employee stock purchase plan, which was authorized on July 1, 2011, totaled 23,779 in 2016 and 25,136 in 2015, while issuances pursuant to exercises of stock options and grants of restricted stock were 93,535 and 95,571 in the respective years.  Shares issued under the director stock purchase plan in 2016 and 2015 were not significant.

Quarterly Stock Information

The following table provides stock price activity and dividend payment information for the periods indicated:

	2016			2015
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	$24.36	$27.43	$0.24	$23.75	$25.84	$0.22
2nd	$26.03	$29.47	0.24	$25.21	$28.27	0.22
3rd	$27.74	$31.28	0.24	$24.41	$28.18	0.22
4th	$29.51	$40.64	0.26	$25.37	$29.43	0.24
Total			$0.98			$0.90

Issuer Purchases of Equity Securities

The Company re-approved the stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. The Company repurchased 512,459 shares of common stock at an average price of $25.90 per share during the year ended December 31, 2016 and 870,450 shares of common stock at an average price of $25.99 per share during the year ended December 31, 2015.

Shares repurchased pursuant to the stock repurchase program during the fourth quarter of 2016 were as follows:

			Total number of Shares	Maximum Number that
			Purchased as part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
October 1, 2016 through
October 31, 2016	-	N/A	-	463,861
November 1, 2016 through
November 30, 2016	-	N/A	-	463,861
December 1, 2016 through
December 31, 2016	-	N/A	-	463,861

Total Return Comparison

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $2 billion to $7 billion.  The cumulative total return on the stock or the index equals the total increase in value since December 31, 2010, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2010, in the common stock and the securities included in the indexes.

The Peer Group Index includes twenty publicly traded bank holding companies, other than the Company, headquartered in the Mid-Atlantic region and with assets of $2 billion to $7 billion.  The companies included in this index are:  Bancorp, Inc. (DE); BNC Bancorp (NC); Bryn Mawr Bank Corporation (PA); Burke & Herbert Bank & Trust Company (VA); Cardinal Financial Corporation (VA); Carter Bank & Trust (VA); City Holding Company (WV); CNB Financial Corporation (PA); CommunityOne Bancorp (NC); ConnectOne Bancorp, Inc. (NJ); Customers Bancorp, Inc. (PA);  Eagle Bancorp, Inc. (MD); First Bancorp (NC); First Commonwealth Financial Corp. (PA), First Community Bancshares, Inc. (VA); Hampton Roads Bankshares, Inc (VA); HomeTrust Bancshares, Inc. (NC); Lakeland Bancorp, Inc. (NJ); Metro Bancorp, Inc. (PA); NewBridge Bancorp (NC); Park Sterling Corporation (NC); Peapack-Gladstone Financial Corporation (NJ); Peoples Bancorp Inc. (OH); S&T Bancorp, Inc. (PA); Southern Bancshares, Inc. (NC); Square 1 Financial, Inc. (NC); Sun Bancorp, Inc. (NJ); Towne Bank (VA); TriState Capital Holdings, Inc. (PA); Univest Company of Pennsylvania (PA);  WesBanco, Inc. (WV) and Yadkin Financial Corp. (NC).  Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown.

Equity Compensation Plans

The following table presents the number of shares available for issuance under the Company’s equity compensation plans at December 31, 2016.

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)
Equity compensation plans	108,503	$22.46	1,403,186
approved by security holders
Equity compensation plans not	-	-	-
approved by security holders
Total	108,503	$22.46	1,403,186

Item 6. SELECTED FINANCIAL DATA
Consolidated Summary of Financial Results
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Results of Operations:
Tax-equivalent interest income	$177,267	$164,790	$153,558	$154,639	$149,244
Interest expense	21,004	20,113	18,818	19,433	22,651
Tax-equivalent net interest income	156,263	144,677	134,740	135,206	126,593
Tax-equivalent adjustment	6,711	6,478	5,192	5,292	5,374
Provision (credit) for loan losses	5,546	5,371	(163)	(1,084)	3,649
Net interest income after provision (credit) for loan losses	144,006	132,828	129,711	130,998	117,570
Non-interest income	51,042	49,901	46,871	47,511	46,956
Non-interest expenses	123,058	115,347	120,800	111,524	109,927
Income before taxes	71,990	67,382	55,782	66,985	54,599
Income tax expense	23,740	22,027	17,582	22,563	18,045
Net income	48,250	45,355	38,200	44,422	36,554

Per Share Data:
Net income - basic per share	$2.00	$1.84	$1.53	$1.78	$1.49
Net income - diluted per share	2.00	1.84	1.52	1.77	1.48
Dividends declared per common share	0.98	0.90	0.76	0.64	0.48
Book value per common share	22.32	21.58	20.83	19.98	19.41
Dividends declared to diluted net income per common share	49.00%	48.91%	50.00%	36.16%	32.43%

Period End Balances:
Assets	$5,091,383	$4,655,380	$4,397,132	$4,106,100	$3,955,206
Investment securities	779,648	841,650	933,619	1,016,609	1,075,032
Loans	3,927,808	3,495,370	3,127,392	2,784,266	2,531,128
Deposits	3,577,544	3,263,730	3,066,509	2,877,225	2,913,034
Borrowings	945,119	829,145	764,432	703,842	526,987
Stockholders’ equity	533,572	524,427	521,751	499,363	483,512

Average Balances:
Assets	$4,743,375	$4,486,453	$4,194,206	$4,007,411	$3,780,084
Investment securities	740,519	883,143	977,730	1,063,247	1,062,377
Loans	3,677,662	3,276,610	2,917,514	2,642,872	2,415,459
Deposits	3,460,804	3,184,359	2,986,213	2,889,875	2,777,098
Borrowings	717,542	735,474	662,111	595,842	510,704
Stockholders’ equity	527,524	519,671	514,207	487,836	465,719

Performance Ratios:
Return on average assets	1.02%	1.01%	0.91%	1.11%	0.97%
Return on average common equity	9.15	8.73	7.43	9.11	7.85
Yield on average interest-earning assets	3.96	3.91	3.93	4.15	4.24
Rate on average interest-bearing liabilities	0.68	0.70	0.69	0.74	0.89
Net interest spread	3.28	3.21	3.24	3.41	3.35
Net interest margin	3.49	3.44	3.45	3.63	3.60
Efficiency ratio – GAAP (1)	61.35	61.32	68.47	62.86	65.36
Efficiency ratio – Non-GAAP (1)	58.66	61.09	62.48	60.06	60.94

Capital Ratios:
Tier 1 leverage	10.14%	10.60%	11.26%	11.32%	10.98%
Common equity tier 1 capital to risk-weighted assets	11.01	12.17	n.a	n.a	n.a
Tier 1 capital to risk-weighted assets	11.74	13.13	13.95	14.42	14.15
Total regulatory capital to risk-weighted assets	12.80	14.25	15.06	15.65	15.40
Tangible common equity to tangible assets - Non-GAAP (2)	9.07	9.66	10.15	10.37	9.94
Average equity to average assets	11.12	11.58	12.26	12.17	12.32

Credit Quality Ratios:
Allowance for loan losses to loans	1.12%	1.17%	1.21%	1.39%	1.70%
Non-performing loans to total loans	0.81	0.99	1.09	1.44	2.29
Non-performing assets to total assets	0.66	0.80	0.85	1.01	1.61
Net charge-offs to average loans	0.06	0.07	0.03	0.12	0.42

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of               Operations

Overview

Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2016 totaled  $48.3 million ($2.00 per diluted share), compared to net income of $45.4 million ($1.84 per diluted share) for the prior year. These results reflect the following events:

•         Total loans at December 31, 2016 increased 12% compared to the balance at December 31, 2015 due primarily to a 17% increase in commercial loans. Overall the entire portfolio grew $432 million over the prior year.

•         The net interest margin increased to 3.49% in 2016 compared to 3.44% in 2015.

•         Combined noninterest-bearing and interest-bearing transaction account balances increased 12% to $1.8 billion at December 31, 2016 as compared to $1.6 billion at December 31, 2015.

•         The provision for loan losses was a charge of $5.5 million for 2016 compared to a charge of $5.4 million for 2015.  The provision for 2016 reflects the effect of loan growth during the year that was offset by the impact of the decline in non-performing loans and continued improvement in loan quality.

•         Non-interest income increased 2% for 2016 compared to 2015 due to $1.9 million in gains on sales and calls of investment securities and a gain of $1.2 million on the extinguishment of $5 million in subordinated debentures. Excluding these gains, non-interest income decreased 4% due to a decrease in income from wealth management resulting from the sale of a portion of the assets under management.

•         Non-interest expenses increased 7% for 2016 compared to the prior year. This increase was a product of $3.2 million in penalties due to the prepayment of FHLB advances in 2016 and a $1 million charitable contribution to the Sandy Spring Foundation along with the recapture of $4.5 million in litigation expenses resulting from the settlement of litigation related to an adverse jury verdict in 2015.  Excluding these transactions, non-interest expenses for the year ended December 31, 2016 increased 1% over the prior year due to higher software and outside data services expenses.

In 2016, the Mid-Atlantic region in which the Company operates showed moderate economic performance. While the national economy slowly improved throughout the year, international economic concerns together with volatile stock prices impeded both the regional and national economic outlook. Positive trends in housing, consumer spending and unemployment have been offset by concerns over a lack of wage growth and the strength of the dollar compared to other major currencies. These factors have caused uncertainty on the part of both large and small businesses and have thus suppressed economic activity. Slowing economic growth and stock market declines in China together with continuing unrest in the Middle East and the pending exit of Great Britain from the European Union have served as underlying volatility factors in financial markets. Together with the prospect of rising interest rates, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic expansion. Despite this challenging business environment, the Company has experienced healthy loan growth while maintaining strong levels of liquidity, capital and credit quality.

The net interest margin increased to 3.49% in 2016 compared to 3.44% for 2015. Average loans increased 12%, compared to the prior year, while average total deposits increased 9% compared to 2015.  Liquidity remained strong due to borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

At December 31, 2016, the Bank remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 4% to $18.98 from $18.17 at December 31, 2015.

The Company’s credit quality remained strong as non-performing assets totaled $33.8 million at December 31, 2016 compared to $37.2 million at December 31, 2015 as an increase in non-performing commercial loans was more than offset by a decline in non-performing residential mortgage loans. Non-performing assets represented 0.66% of total assets at December 31, 2016 compared to 0.80% at December 31, 2015.  The ratio of net charge-offs to average loans was 0.06% for 2016, compared to 0.07% for the prior year.

Total assets at December 31, 2016 increased 9% compared to December 31, 2015. Loan balances increased 12% compared to the prior year end due to increases of 7% in residential mortgage and construction loans, 17% in commercial loans and 1% in consumer loans. The growth in commercial loans was driven by double digit increases in ADC, owner-occupied real estate and investor real estate loans while the increase in mortgage loans was due primarily to growth in conventional fixed rate mortgage loans.  Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 10% compared to balances at December 31, 2015. The increase in customer funding sources was driven primarily by increases of 15% in certificates of deposit and 12% in checking accounts. The Company continued to manage its net interest margin, by utilizing less costly short-term FHLB borrowings during this extended period of historically low interest rates. This effect on the net interest margin was somewhat offset by increased rates offered on certificates of deposit and money market accounts to retain these deposit relationships in the expectation of higher interest rates.  During the same period, stockholders’ equity increased to $534 million due to net income in 2016 which effect was somewhat offset by dividends paid to stockholders and stock repurchases during 2016.

Net interest income increased 8% compared to the prior year due to the effects of 6% growth in average interest-earning assets and an increase of 5 basis points in the net interest margin.

Non-interest income increased 2% in 2016 compared to 2015. The primary drivers of non-interest income in 2016 compared to 2015 were $1.9 million in gains on sales and calls of investment securities and a gain of $1.2 million on the extinguishment of $5 million in subordinated debentures. Excluding these gains, non-interest income decreased 4% due to a decrease in wealth management income resulting from the sale of a portion of the assets under management in 2016.

Non-interest expenses increased 7% in 2016 compared to the prior year due primarily to $3.2 million in penalties due to the prepayment of FHLB advances in 2016 and the recapture of $4.5 million in litigation expenses and a $1 million charitable contribution in 2015. Excluding these transactions, non-interest expenses increased 1% over 2015. This increase was driven primarily by higher software and outside data services expenses.

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

•        Allowance for loan losses;

•        Goodwill and other intangible asset impairment;

•        Accounting for income taxes;

•        Fair value measurements;

•        Defined benefit pension plan.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the probable losses that are inherent in the loan portfolio at the balance sheet date.  The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses in the lending portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions or reductions to the allowance may be necessary based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, resulting from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company periodically review the loan portfolio and the allowance.  Such reviews may result in additional provisions based on their judgments of information available at the time of each examination.

The Company’s allowance for loan losses has two basic components: a general allowance (ASC 450 reserves) reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances (ASC 310 reserves) for individually identified loans.  Each of these components, and the allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements included in this report.  The amount of the allowance is reviewed monthly by the Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

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

•         changes in economic conditions on both a local, regional and national level;

•         changes in the Company’s credit administration and loan portfolio management processes; and

•         quality of the Company’s credit risk identification processes.

The general allowance comprised 89% of the total allowance at December 31, 2016 and 92% at December 31, 2015. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses.

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

The specific allowance accounted for 11% of the total allowance at December 31, 2016 and 8% at December 31, 2015.  The estimated losses on impaired loans can differ substantially from actual losses.

Goodwill and Other Intangible Asset Impairment

Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is assessed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Impairment assessment requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of the reporting unit’s net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company assesses for impairment of goodwill as of October 1 of each year using September 30 data and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity.

Under current accounting guidance, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it appears that the carrying value exceeds the fair value based on the qualitative assessment,  the first step of the two-step process must be performed. The Company has elected this accounting guidance with respect to its Community Banking, Investment Management and Insurance segments. At September 30, 2016 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets have finite lives and are reviewed for impairment annually.  These assets are amortized over their estimated useful lives on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 15 years.

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

Management expects that the Company’s adherence to the required accounting guidance may result in volatility in quarterly and annual effective income tax rates due to the requirement that any change in judgment or measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

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

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
		2016			2015			2014
			Annualized			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$826,089	$28,331	3.43%	$748,584	$25,251	3.37%	$667,735	$22,859	3.42%
Residential construction loans	143,378	5,169	3.61	134,486	4,970	3.70	142,503	5,316	3.73
Total mortgage loans	969,467	33,500	3.46	883,070	30,221	3.42	810,238	28,175	3.48
Commercial AD&C loans	283,018	13,199	4.66	225,022	10,299	4.58	178,092	8,814	4.95
Commercial investor real estate loans	812,896	37,110	4.57	684,218	32,073	4.69	579,471	28,201	4.87
Commercial owner occupied real estate loans	707,830	33,837	4.78	641,798	31,508	4.91	585,965	28,586	5.04
Commercial business loans	453,148	19,750	4.36	404,994	17,926	4.43	358,425	16,400	4.59
Leasing	-	-	-	27	1	2.50	308	17	5.64
Total commercial loans	2,256,892	103,896	4.60	1,956,059	91,807	4.69	1,702,261	82,018	4.88
Consumer loans	451,303	15,596	3.48	437,481	14,624	3.37	397,595	13,176	3.34
Total loans (2)	3,677,662	152,992	4.16	3,276,610	136,652	4.17	2,910,094	123,369	4.27
Loans held for sale	11,256	387	3.44	13,571	544	4.01	7,420	312	4.21
Taxable securities	461,973	11,923	2.58	592,153	15,016	2.54	676,237	16,817	2.49
Tax-exempt securities (3)	278,546	11,747	4.22	290,990	12,479	4.29	301,493	12,974	4.30
Total investment securities	740,519	23,670	3.20	883,143	27,495	3.11	977,730	29,791	3.05
Interest-bearing deposits with banks	40,940	213	0.52	37,761	98	0.26	33,902	85	0.25
Federal funds sold	876	5	0.50	473	1	0.23	474	1	0.22
Total interest-earning assets	4,471,253	177,267	3.96	4,211,558	164,790	3.91	3,929,620	153,558	3.93

Less: allowance for loan losses	(42,487)			(38,732)			(38,556)
Cash and due from banks	47,219			46,719			46,224
Premises and equipment, net	53,386			51,804			46,275
Other assets	214,004			215,104			210,643
Total assets	$4,743,375			$4,486,453			$4,194,206

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$581,185	446	0.08%	$532,578	418	0.08%	$484,171	425	0.09%
Regular savings deposits	300,035	182	0.06	276,873	146	0.05	259,066	165	0.06
Money market savings deposits	920,125	1,951	0.21	860,399	1,364	0.16	864,029	1,116	0.13
Time deposits	558,355	5,582	1.00	481,368	3,950	0.82	457,778	3,085	0.67
Total interest-bearing deposits	2,359,700	8,161	0.35	2,151,218	5,878	0.27	2,065,044	4,791	0.23
Other borrowings	120,711	290	0.24	110,899	255	0.23	70,933	164	0.23
Advances from FHLB	565,342	11,610	2.05	589,575	13,081	2.22	556,178	12,982	2.33
Subordinated debentures	31,489	943	3.00	35,000	899	2.57	35,000	881	2.52
Total interest-bearing liabilities	3,077,242	21,004	0.68	2,886,692	20,113	0.70	2,727,155	18,818	0.69

Noninterest-bearing demand deposits	1,101,104			1,033,141			921,169
Other liabilities	37,505			46,949			31,675
Stockholders' equity	527,524			519,671			514,207
Total liabilities and stockholders' equity	$4,743,375			$4,486,453			$4,194,206

Net interest income and spread		$156,263	3.28%		$144,677	3.21%		$134,740	3.24%
Less: tax-equivalent adjustment		6,711			6,478			5,192
Net interest income		$149,552			$138,199			$129,548

Interest income/earning assets			3.96%			3.91%			3.93%
Interest expense/earning assets			0.47			0.47			0.48
Net interest margin			3.49%			3.44%			3.45%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2016, 2015 and 2014. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $6.7 million, $6.5 million and $5.2 million in 2016, 2015 and 2014, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Net Interest Income

The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For purposes of this discussion and analysis, the interest earned on tax-advantaged loans and tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income. The following discussion of net interest income should be considered in conjunction with the review of the information provided in the preceding table.

2016 vs. 2015

Net interest income for 2016 was $149.6 million compared to $138.2 million for 2015. On a tax-equivalent basis, net interest income for 2016 was $156.3 million compared to $144.7 million for 2015. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that increased to 3.49% for 2016 compared to 3.44% for 2015.  Average interest-earning assets increased by 6% while average interest-bearing liabilities increased 7% in 2016.  Average noninterest-bearing deposits increased 7% in 2016 while the percentage of average noninterest-bearing deposits to total deposits remained at 32% for 2016 compared to 2015.

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

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2016 vs. 2015			2015 vs. 2014
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$3,080	$2,628	$452	$2,392	$2,711	$(319)
Residential construction loans	199	322	(123)	(346)	(297)	(49)
Commercial AD&C loans	2,900	2,716	184	1,485	2,188	(703)
Commercial investor real estate loans	5,037	5,879	(842)	3,872	4,959	(1,087)
Commercial owner occupied real estate loans	2,329	3,179	(850)	2,922	3,500	(578)
Commercial business loans	1,824	2,111	(287)	1,526	2,118	(592)
Leasing	(1)	(1)	-	(16)	(10)	(6)
Consumer loans	972	455	517	1,448	1,346	102
Loans held for sale	(157)	(86)	(71)	232	247	(15)
Taxable securities	(3,093)	(3,328)	235	(1,801)	(2,110)	309
Tax-exempt securities	(732)	(530)	(202)	(495)	(459)	(36)
Interest-bearing deposits with banks	115	9	106	13	10	3
Federal funds sold	4	2	2	-	-	-
Total interest income	12,477	13,356	(879)	11,232	14,203	(2,971)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	28	28	-	(7)	46	(53)
Regular savings deposits	36	10	26	(19)	7	(26)
Money market savings deposits	587	107	480	248	(5)	253
Time deposits	1,632	688	944	865	161	704
Other borrowings	35	23	12	91	91	-
Advances from FHLB	(1,471)	(514)	(957)	99	745	(646)
Subordinated debentures	44	(97)	141	18	-	18
Total interest expense	891	245	646	1,295	1,045	250
Net interest income	$11,586	$13,111	$(1,525)	$9,937	$13,158	$(3,221)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

2016 vs. 2015

The Company's total tax-equivalent interest income increased 8% for 2016 compared to the prior year. The previous table shows that the increase in average loans more than offset the decrease in earning asset yields with respect to the loan portfolio.

In 2016, the average balance of the loan portfolio increased 12% compared to the prior year. This growth was primarily in the commercial investor real estate, commercial ADC and residential mortgage portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans decreased by 1 basis point compared to the prior year due to lower yields on commercial loans.

The average yield on total investment securities increased 9 basis points while the average balance of the portfolio decreased 16% in 2016 compared to 2015. The increase in the yield on investments was due primarily to a decline in the relative size of the lower-yielding mortgage-backed securities portfolio due in large part to the sale of $40 million of such securities to fund the prepayment of FHLB advances in the 2016. The average balance of the higher-yielding state and municipal portfolio reflected a much smaller decline due to calls during the year. This resulted in an increase to the relative size of this portfolio as a percentage of the overall portfolio.

2015 vs. 2014

The Company's total tax-equivalent interest income decreased 7% for 2015 compared to the prior year. The previous table shows that the increase in average loans more than offset a continued slowing decline in earning asset yields with respect to the loan portfolio.

In 2015, the average balance of the loan portfolio increased 13% compared to the prior year. This growth was primarily in the commercial investor real estate and residential mortgage portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans decreased by 10 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a combined decrease of 19 basis points in the yield on the commercial loan portfolio.

The average yield on total investment securities increased 6 basis points while the average balance of the portfolio decreased 10% in 2015 compared to 2014. The increase in the yield on investments was due primarily to a 5 basis point increase in the yield on the much larger taxable securities portfolio due to amortization and calls.

Interest Expense

2016 vs. 2015

Interest expense increased by $0.9 million or 4% in 2016 compared to 2015. The increase in expense was due to the cost of interest-bearing deposits increasing primarily due to higher rates offered on certificates of deposit together with growth in the average balances, while the average balances of Federal Home Loan Bank advances declined 4% and the average rates paid decreased 17 basis points due to the redemption of high-rate advances early in 2016. Average deposits increased 9% in 2016 compared to 2015.  This increase was primarily due to increases of $117 million or 7% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $77 million or 16% in certificates of deposit as the Company offered higher rates on certificates of deposit to fund loan growth. Average balances of regular savings accounts increased $23 million or 8% and average balances of money market accounts increased $60 million or 7% in 2016 compared to 2015.

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

Interest Rate Performance

2016 vs. 2015

The Company’s net interest margin increased to 3.49% for 2016 compared to 3.44% for 2015 while the net interest spread increased to 3.28% in 2016 compared to 3.21% in 2015. This increase was driven by an increase in the yield on interest-earning assets as a result of loan growth and the migration of assets from lower-yielding investment securities into higher-yielding loans.

2015 vs. 2014

The Company’s net interest margin decreased to 3.44% for 2016 compared to 3.45% for 2015 while the net interest spread decreased to 3.21% in 2016 compared to 3.24% in 2015. This decrease was due to the effect of lower rates on interest-earning assets which more than offset the effect of loan growth. In addition, the cost of interest-bearing liabilities increased due primarily to the higher cost of deposits as the Company raised rates to maintain deposit balances to fund loan growth.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

					2016/2015	2016/2015	2015/2014	2015/2014
(Dollars in thousands)		2016	2015	2014	$ Change	% Change	$ Change	% Change
	Securities gains	$1,932	$36	$5	$1,896	-%	$31	-%
	Service charges on deposit accounts	7,953	7,607	8,422	346	4.5	(815)	(9.7)
	Mortgage banking activities	4,049	3,114	1,994	935	30.0	1,120	56.2
Service charges on deposit accounts	Wealth management income	17,805	19,931	19,086	(2,126)	(10.7)	845	4.4
Mortgage banking activities	Insurance agency commissions	5,408	5,176	4,996	232	4.5	180	3.6
	Income from bank owned life insurance	2,462	2,571	2,444	(109)	(4.2)	127	5.2
	Visa check fees	4,674	4,652	4,439	22	0.5	213	4.8
	Letter of credit fees	888	790	706	98	12.4	84	11.9
	Extension fees	559	503	560	56	11.1	(57)	(10.2)
	Other income	5,312	5,521	4,219	(209)	(3.8)	1,302	30.9
	Total non-interest income	$51,042	$49,901	$46,871	$1,141	2.3	$3,030	6.5

2016 vs. 2015

Total non-interest income was $51.0 million for 2016 compared to $49.9 million for 2015. The primary drivers of non-interest income for 2016 were increases in securities gains and mortgage banking income.

Investment securities gains increased in 2016 compared to the prior year due to the sale of mortgage-backed ARM securities and the call of a U. S. Agency security. The proceeds of these transactions were applied to prepay FHLB advances in the first quarter of 2016.

Service charges on deposits increased in 2016 compared to 2015 due to increases in commercial analysis fees and return check charges.

Income from mortgage banking activities increased in 2016 compared to 2015 due primarily to higher volumes and margins on loan sales compared to the prior year.

Wealth management income is comprised of income from trust and estate services and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Trust services fees increased 4% compared to the prior year, due to higher one-time fees while assets under management increased 4% over the prior year.  Investment management fees in West Financial Services increased 6% for 2016 compared to 2015, due primarily to a 12% increase in assets under management due to new client acquisitions and market activity.  Fees on sales of investment products and services declined in 2016 compared to the prior year as the company sold a portion of its portfolio of assets under management in 2016.  Overall total assets under management decreased to $2.4 billion at December 31, 2016 compared to $2.8 billion at December 31, 2015.

Insurance agency commissions increased in 2016 compared to 2015 due primarily to higher income from commercial lines and contingency fees that more than offset a reduction in income from physicians’ liability policies.

Income from bank owned life insurance decreased in 2016 compared to the prior year due to policy proceeds recognized in 2015. The Company invests in bank owned life insurance products in order to manage the cost of employee benefit plans.  Investments totaled $93.3 million at December 31, 2016 and $90.9 million at December 31, 2015 and were well diversified by carrier in accordance with defined policies and practices.  The average tax-equivalent yield on these insurance contract assets was 4.44% for 2016 compared to 4.76% for the prior year.

Other non-interest income increased during the current year compared to the prior year due mainly to $1.9 million in gains on sales and calls of investment securities and a gain of $1.2 million on the extinguishment of $5 million in subordinated debentures.

2015 vs. 2014

Total non-interest income was $49.9 million for 2015 compared to $46.9 million for 2014. The primary drivers of non-interest income for 2015 were increases in wealth management income, income from mortgage banking activities and other non-interest income. Income from mortgage banking activities increased in 2015 compared to 2014 due primarily to higher loan origination volumes from refinancing activity. Other non-interest income also increased during the current year compared to the prior year due mainly to gains on sales of SBA loans and loan prepayment fees. Wealth management income increased over the prior year due to higher one-time fees and additions from new and existing clients. Insurance agency commissions increased in 2015 compared to 2014 due primarily to higher income from physicians’ liability policies. Service charges on deposits decreased in 2015 compared to 2014 due primarily to a decline in overdraft fees. Income from bank owned life insurance increased in 2015 compared to the prior year due to policy proceeds recognized in the current year. No net OTTI losses were recognized in earnings in 2015 and 2014.  The Company recognized net securities gains, which resulted primarily from securities calls during the period.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2016/2015	2016/2015	2015/2014	2015/2014
(Dollars in thousands)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$71,354	$71,003	$66,387	$351	0.5%	$4,616	7.0%
Occupancy expense of premises	12,960	12,809	13,692	151	1.2	(883)	(6.4)
Equipment expenses	6,883	6,071	5,188	812	13.4	883	17.0
Marketing	2,851	2,896	2,926	(45)	(1.6)	(30)	(1.0)
Outside data services	5,377	5,023	4,947	354	7.0	76	1.5
FDIC insurance	2,741	2,491	2,302	250	10.0	189	8.2
Amortization of intangible assets	130	372	821	(242)	(65.1)	(449)	(54.7)
Litigation expenses	-	(3,869)	6,519	3,869	(100.0)	(10,388)	(159.3)
Professional fees	4,840	4,819	4,544	21	0.4	275	6.1
Other real estate owned	19	76	100	(57)	(75.0)	(24)	(24.0)
Postage and delivery	1,155	1,173	1,286	(18)	(1.5)	(113)	(8.8)
Communications	1,583	1,587	1,507	(4)	(0.3)	80	5.3
Loss on FHLB redemption	3,167	-	-	3,167	100.0	-	-
Other expenses	9,998	10,896	10,581	(898)	(8.2)	315	3.0
Total non-interest expense	$123,058	$115,347	$120,800	$7,711	6.7	$(5,453)	(4.5)

2016 vs. 2015

Non-interest expenses totaled $123.1 million in 2016 compared to $115.3 million in 2015. This increase in expenses was driven primarily by prepayment penalties of $3.2 million in 2016 for the early payoff of $75 million of FHLB advances together with the recapture in 2015 of $3.9 million in previously accrued litigation expenses and a $1.0 million charitable contribution to the Sandy Spring Bank Foundation, also in 2015. Excluding these transactions, non-interest expenses for the year ended December 31, 2016 increased 1% over the prior year.

Salaries and employee benefits, the largest component of non-interest expenses, increased in 2016 due primarily to higher compensation expenses as a result of merit increases. The average number of full-time equivalent employees was 728 in 2016 compared to 721 for 2015.

Occupancy expenses increased in 2016 compared to 2015 due to higher rental expenses.

Equipment expenses increased in 2016 compared to 2015 due to an increase in software expenses related to new systems.

Outside data services expense increased due to new contract services to prevent bank card fraud.

FDIC insurance expense increased in 2016 compared to 2015 due to loan growth during the year.

Amortization of intangible assets decreased due to the costs of prior year acquisitions being fully amortized during the year.

Litigation expenses decreased due to the settlement in 2015 of all claims that were the subject of an adverse jury verdict originally rendered in 2014.

Other non-interest expenses increased in 2016 compared to 2015 due primarily to prepayment penalties of $3.2 million for the early payoff of $75 million in high-rate FHLB advances in 2016. Excluding the prepayment penalties and the charitable contribution accrued in 2015, other non-interest expenses decreased due largely to lower EFT losses in the current losses.

Expenses for marketing and other real estate owned expenses remained essentially unchanged for 2016 compared to the prior year.

2015 vs. 2014

Non-interest expenses decreased in 2015 compared to 2014 due primarily to the impact of $6.5 million in accrued litigation expenses related to an adverse jury verdict in a particular legal action in 2014 and a $4.5 million recapture of such accrual due to its settlement in 2016. The Company also incurred a $1.0 million contribution to the Sandy Spring Foundation in 2015. Excluding these transactions, non-interest expenses increased 3% over the prior year. Salary and benefits expenses increased due to merit salary increases, higher pension expenses due to a change in the discount rate assumption and a lower return on plan assets and an increase in health insurance expense due to higher claims experience. Occupancy expenses decreased in 2014 compared to the prior year due to the closure of two branches and the relocation of a third branch. Equipment expenses increased due to higher software amortization expense. FDIC insurance expense increased in 2015 compared to 2014 due to an increase in total assets. Amortization of intangible assets decreased due to the costs of prior year acquisitions being fully amortized during the year. Litigation expenses decreased due to the settlement of all claims that were the subject of an adverse jury verdict originally rendered in 2014. Professional fees increased due to higher consulting and other professional fees. Expenses for marketing, outside data services, other real estate owned and other non-interest expenses remained essentially unchanged for 2015 compared to the prior year.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio remained level for 2016 compared to the prior year. The non-GAAP efficiency ratio improved in 2016 compared to the prior year as a result of growth in net interest income and expense control discipline.

In addition, the Company excludes certain specific expenses from net income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan losses, the provision for income taxes and merger expenses back to net income.

GAAP and Non-GAAP Efficiency Ratios

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Pre-tax pre-provision pre-merger expense income:
Net income	$48,250	$45,355	$38,200	$44,422	$36,554
Plus Non-GAAP adjustment:
Litigation expenses	-	(3,869)	6,519	-	-
Merger expenses	-	-	-	-	2,500
Income taxes	23,740	22,027	17,582	22,563	18,045
Provision (credit) for loan losses	5,546	5,371	(163)	(1,084)	3,649
Pre-tax pre-provision pre-merger expense income	$77,536	$68,884	$62,138	$65,901	$60,748

Efficiency ratio - GAAP basis:
Non-interest expenses	$123,058	$115,347	$120,800	$111,524	$109,927

Net interest income plus non-interest income	$200,594	$188,100	$176,419	$177,425	$168,175

Efficiency ratio - GAAP basis	61.35%	61.32%	68.47%	62.86%	65.36%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$123,058	$115,347	$120,800	$111,524	$109,927
Less Non-GAAP adjustment:
Amortization of intangible assets	130	372	821	1,845	1,881
Loss on FHLB redemption	3,167	-	-	-	-
Litigation expenses	-	(3,869)	6,519	-	-
Merger expenses	-	-	-	-	2,500
Non-interest expenses - as adjusted	$119,761	$118,844	$113,460	$109,679	$105,546

Net interest income plus non-interest income	$200,594	$188,100	$176,419	$177,425	$168,175
Plus Non-GAAP adjustment:
Tax-equivalent income	6,711	6,478	5,192	5,292	5,374
Less Non-GAAP adjustments:
Securities gains	1,932	36	5	115	459
Gain on redemption of subordinated debentures	1,200	-	-	-	-
OTTI recognized in earnings	-	-	-	-	(109)
Net interest income plus non-interest income - as adjusted	$204,173	$194,542	$181,606	$182,602	$173,199

Efficiency ratio - Non-GAAP basis	58.66%	61.09%	62.48%	60.06%	60.94%

Income Taxes

The Company had income tax expense of $23.7 million in 2016, compared to expense of $22.0 million in 2015 and $17.6 million in 2014. The resulting effective rates were 33% for 2016, 33% for 2015 and 32% for 2014. The increase in the effective rate in 2015 compared to 2014 was due to tax exempt income comprising a lower proportion of income before taxes in 2015 compared to 2014.

FINANCIAL CONDITION

The Company's total assets were $5.1 billion at December 31, 2016, increasing $436 million or 9% compared to $4.7 billion at December 31, 2015. Interest-earning assets increased $423 million to $4.8 billion at December 31, 2016 compared to December 31, 2015. The increase in interest-earning assets was primarily due to organic loan growth during 2016.

Loans

A comparison of loan portfolio for the years indicated is presented in the following table:

	December 31,
	2016		2015		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$841,692	21.4%	$796,358	22.8%	$45,334	5.7%
Residential construction	150,229	3.8	129,281	3.7	20,948	16.2
Commercial real estate:
Commercial owner occupied real estate	775,552	19.8	678,027	19.4	97,525	14.4
Commercial investor real estate	928,113	23.6	719,084	20.6	209,029	29.1
Commercial AD&C	308,279	7.9	255,980	7.3	52,299	20.4
Commercial Business	467,286	11.9	465,765	13.3	1,521	0.3
Consumer	456,657	11.6	450,875	12.9	5,782	1.3
Total loans	$3,927,808	100.0%	$3,495,370	100.0%	$432,438	12.4

Total loans, excluding loans held for sale, increased $432 million or 12% at December 31, 2016 compared to December 31, 2015. The commercial loan portfolio increased by 17% to $2.5 billion at December 31, 2016 compared to the prior year end due to double-digit increases in investor real estate loans, owner occupied real estate loans and ADC loans. These increases reflect an improving economy and the Company’s increased emphasis on growth in its commercial portfolio.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, increased 7% at December 31, 2016 compared to December 31, 2015. Permanent residential mortgages, most of which are 1-4 family, increased 6% due to higher loan origination volumes of both fixed and adjustable rate mortgage loans. The Company generally retains adjustable rate mortgages in its portfolio. The Company also retains a substantial portion of its fixed rate mortgage originations to low and moderate income borrowers in its portfolio. During 2016, the Company elected to sell $32 million of these loans. Residential construction loans increased 16% at December 31, 2016 compared to the balance at December 31, 2015 due to higher volume of such loans and the timing of construction draws.

The consumer loan portfolio increased by 1% to $457 million at December 31, 2016 compared to December 31, 2015 due to growth in home equity lines of credit as the Company continued to actively promote this product line during the past year.

Analysis of Loans

The trends in the composition of the loan  portfolio over the previous five years are presented in following table:

	December 31,
(Dollars in thousands)	2016	%	2015	%	2014	%	2013	%	2012	%
Residential real estate:
Residential mortgage	$841,692	21.4%	$796,358	22.8%	$717,886	22.9%	$618,381	22.2%	$523,364	20.7%
Residential construction	150,229	3.8	129,281	3.7	136,741	4.4	129,177	4.7	120,314	4.8
Commercial real estate:
Commercial owner occupied	775,552	19.8	678,027	19.4	611,061	19.5	592,823	21.3	571,510	22.6
Commercial investor	928,113	23.6	719,084	20.6	640,193	20.5	552,178	19.8	456,888	18.0
Commercial AD&C loans	308,279	7.9	255,980	7.3	205,124	6.6	160,696	5.8	151,933	6.0
Commercial business	467,286	11.9	465,765	13.3	390,781	12.5	356,651	12.8	346,708	13.7
Leases	-	-	-	-	54	-	703	-	3,421	0.1
Consumer	456,657	11.6	450,875	12.9	425,552	13.6	373,657	13.4	356,990	14.1
Total loans	$3,927,808	100.0%	$3,495,370	100.0%	$3,127,392	100.0%	$2,784,266	100.0%	$2,531,128	100.0%

Loan Maturities and Interest Rate Sensitivity

Loan maturities and interest rate characteristics for specific lending portfolios is presented in the following table:

	At December 31, 2016
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$252,792	$28,586	$26,901	$308,279
Commercial AD&C loans	283,642	145,632	38,012	467,286
Commercial business loans (1)	117,550	28,741	3,938	150,229
Total	$653,984	$202,959	$68,851	$925,794

Rate Terms:
Fixed	$108,486	$139,289	$61,152	$308,927
Variable or adjustable	545,498	63,670	7,699	616,867
Total	$653,984	$202,959	$68,851	$925,794

(1) Loans not secured by real estate

Investment Securities

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 7% to $780 million at December 31, 2016, from $842 million at December 31, 2015.

Composition of Investment Securities

The composition of investment securities for the periods indicated is presented in the following table:

	December 31,
(Dollars in thousands)	2016	%	2015	%	2014	%
Available-for-Sale: (1)
U.S. government agencies	$121,790	15.6%	$108,400	12.9%	$141,679	15.2%
State and municipal	287,684	36.9	164,707	19.6	167,052	17.9
Mortgage-backed (2)	312,711	40.1	316,696	37.6	361,519	38.7
Corporate debt	9,134	1.2	-	-	-	-
Trust preferred	1,012	0.1	1,023	0.1	1,236	0.1
Marketable equity securities	1,223	0.2	1,223	0.1	723	0.1
Total available-for-sale securities(3)	733,554	94.1	592,049	70.3	672,209	72.0

Held-to-Maturity and Other Equity
U.S. government agencies	-	-	56,460	6.7	64,512	6.9
State and municipal	-	-	149,537	17.8	155,261	16.6
Mortgage-backed (2)	-	-	168	-	200	-
Corporate debt	-	-	2,100	0.3	-	-
Other equity securities	46,094	5.9	41,336	4.9	41,437	4.5
Total held-to-maturity and other equity	46,094	5.9	249,601	29.7	261,410	28.0
Total Securities(3)	$779,648	100.0%	$841,650	100.0%	$933,619	100.0%

(1)         At estimated fair value.

(2)         Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3)         The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2016, 2015 or 2014.

Available-for-sale securities increased 24% due to the Company’s designation of the held-to-maturity portfolio as available-for-sale in 2016. This offset calls of agency securities, amortization of mortgage-backed securities and the sale of $40 million in mortgage-backed securities during the current year. The overall investment portfolio decreased as the Company funded loan growth together with deposit growth and increased short-term borrowings at historically low rates to maintain the net interest margin.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.3 years at December 31, 2016 and 3.3 years at December 31, 2015. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Maturities and weighted average yields for investment securities available-for-sale at December 31, 2016 are presented in the following table.  Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity.

Maturity of Investment Securities

	Years to Maturity at December 31, 2016
	Within		After One Year		After Five Years
	One Year or Less		Through Five years		Through Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available-for-Sale (1)
U. S. government agencies
and corporations	$-	-%	$-	-%	$124,314	2.29%	$-	-%	$124,314	2.29%
State and municipal (2)	7,493	4.70	129,987	4.55	130,729	4.11	12,881	3.69	281,090	4.31
Mortgage-backed	-	-	26,966	3.19	18,325	2.85	268,738	2.33	314,029	2.43
Corporate debt	-	-	-	-	9,100	5.94	-	-	9,100	5.94
Trust preferred	-	-	-	-	-	-	1,089	9.25	1,089	9.25
Total	$7,493	4.70	$156,953	4.32	$282,468	3.29	$282,708	2.42	$729,622	3.19

(1) At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2) Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.

Other Earning Assets

Residential mortgage loans held for sale decreased $2 million to $13 million at December 31, 2016 compared to $15 million as of December 31, 2015 due to the volume of loan sales at the end of the year.  The aggregate of federal funds sold and interest-bearing deposits with banks increased $55 million to $81 million in 2016 in anticipation of projected loan activity and the repurchase of $30 million in subordinated debentures in January, 2017.

Deposits

The composition of deposits for the periods indicated is presented in the following table:

	December 31,
	2016		2015		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$1,138,139	31.8%	$1,001,841	30.7%	$136,298	13.6%
Interest-bearing deposits:
Demand	615,058	17.2	570,333	17.5	44,725	7.8
Money market savings	927,837	25.9	898,655	27.5	29,182	3.2
Regular savings	310,471	8.7	284,457	8.7	26,014	9.1
Time deposits of less than $100,000	258,621	7.2	248,172	7.6	10,449	4.2
Time deposits of $100,000 or more	327,418	9.2	260,272	8.0	67,146	25.8
Total interest-bearing deposits	2,439,405	68.2	2,261,889	69.3	177,516	7.8
Total deposits	$3,577,544	100.0%	$3,263,730	100.0%	$313,814	9.6

Deposits and Borrowings

Total deposits increased $314 million or 10% at December 31, 2016 compared to December 31, 2015. The primary drivers of this increase were increases of 15% in certificates of deposit and 9% in regular savings accounts compared to the prior year. In addition, combined noninterest-bearing and interest-bearing checking accounts increased 12% and money market deposit accounts increased 3% over 2015. The increases in regular savings and money market deposit products can be attributed primarily to clients’ emphasis on safety and liquidity. The increase in certificates of deposit occurred as the Company began to offer higher rates to manage its funding of the growth in the loan portfolio and to maintain multiple product relationships. Total borrowings increased 14% at December 31, 2016 compared to December 31, 2015. This increase was due primarily to the Company’s strategy to take advantage of extraordinarily low short-term interest rates to fund loan originations with short-term FHLB advances.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity increased to $534 million at December 31, 2016, from $524 million at December 31, 2015. This increase was due primarily to net income during the year which was  offset by dividends and stock repurchases. The ratio of average equity to average assets was 11.12% for 2016, as compared to 11.58% for 2015.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at December 31,		Regulatory
	2016	2015	Requirements
Total Capital to risk-weighted assets	12.80%	14.25%	8.00%

Tier 1 Capital to risk-weighted assets	11.74%	13.13%	6.00%

Common Equity Tier 1 Capital to risk-weighted assets	11.01%	12.17%	4.50%

Tier 1 Leverage	10.14%	10.60%	4.00%

Tier 1 capital of $485.9 million and total qualifying capital of $530.0 million each included $30.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of December 31, 2016, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

On January 6, 2017 the Company repurchased its outstanding $30 million in trust preferred securities, which were included in Tier 1 capital. This transaction is expected to reduce the Company’s regulatory capital ratios by approximately 75 basis points and represents a part of the Company’s overall strategy to manage its interest expense.

The minimum capital level requirements applicable to the Company and the Bank are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%.  The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Tangible Common Equity Ratio – Non-GAAP

	December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Tangible common equity ratio:
Total stockholders' equity	$533,572	$524,427	$521,751	$499,363	$483,512
Accumulated other comprehensive income (loss)	6,614	1,297	823	2,970	(11,312)
Goodwill	(85,768)	(84,171)	(84,171)	(84,171)	(84,808)
Other intangible assets, net	(680)	(138)	(510)	(1,330)	(3,163)
Tangible common equity	$453,738	$441,415	$437,893	$416,832	$384,229

Total assets	$5,091,383	$4,655,380	$4,397,132	$4,106,100	$3,955,206
Goodwill	(85,768)	(84,171)	(84,171)	(84,171)	(84,808)
Other intangible assets, net	(680)	(138)	(510)	(1,330)	(3,163)
Tangible assets	$5,004,935	$4,571,071	$4,312,451	$4,020,599	$3,867,235

Tangible common equity ratio	9.07%	9.66%	10.15%	10.37%	9.94%
Tangible book value per share	$18.98	$18.17	$17.48	$16.68	$15.43

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

Total non-performing loans decreased 7% to $31.9 million at December 31, 2016 compared to the balance at December 31, 2015. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by any volatility being experienced in various sectors of the economy on both a regional and national level.

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

The allowance represents an estimation of the probable losses that are inherent in the loan portfolio.  The adequacy of the allowance is determined through careful and ongoing evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish an adequate allowance for loan losses.  Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.  Loans deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance.  Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense.

The methodology for assessing the appropriateness of the allowance includes:  (1) a general allowance that reflects historical losses, as adjusted, by credit category, and (2) a specific allowance for impaired credits on an individual or portfolio basis.  This methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed quarterly by the Risk Committee of the board of directors.

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was a charge of $5.5 million in 2016 and $5.4 million in 2015 and a credit of $0.2 million in 2014.   Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology. The provision for 2016 remained virtually level compared to 2015 due to the effect of higher loan growth that was offset by improvement in loan quality and a reduction in non-performing loans. The credit to the provision in 2014 was driven by a decline in historical losses, improvement in the overall credit quality of the loan portfolio and problem loan resolutions and recoveries whose impact more than offset the effect of loan growth.

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

Allowance for Loan Losses

The following table presents a five-year history for the allocation of the allowance for losses.  The allowance is allocated in the following table to various loan categories based on the methodology used to estimate loan losses; however, the allocation does not restrict the usage of the allowance for any specific loan or lease category.

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Residential real estate:
Residential mortgage	$7,261	$6,901	$6,232	$7,819	$8,522
Residential construction	963	894	923	1,156	2,445
Total residential real estate	8,224	7,795	7,155	8,975	10,967
Commercial real estate:
Commercial investor	12,939	10,440	9,784	9,263	9,583
Commercial owner occupied	7,885	7,984	7,143	6,308	6,997
Commercial AD&C	4,652	4,691	4,267	3,754	4,737
Total commercial real estate	25,476	23,115	21,194	19,325	21,317

Commercial Business	7,539	6,529	5,852	6,308	6,495
Leases	-	-	9	16	332
Consumer	2,828	3,456	3,592	4,142	3,846
Total allowance	$44,067	$40,895	$37,802	$38,766	$42,957

During 2016, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses from the prior year. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers.

At December 31, 2016, total non-performing loans were $31.9 million, or 0.81% of total loans, compared to $34.5 million, or 0.99% of total loans, at December 31, 2015. The allowance represented 138% of non-performing loans at December 31, 2016 as compared to 119% at December 31, 2015. The increase in this ratio was due primarily to the increase in the allowance over the prior year while total non-performing loans decreased. The allowance for loan losses as a percent of total loans was 1.12% at December 31, 2016 as compared to 1.17% at December 31, 2015.

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

The balance of impaired loans was $24.1 million, with specific allowances of $4.8 million against those loans at December 31, 2016, as compared to $28.9 million with specific allowances of $3.4 million, at December 31, 2015.

The Company's borrowers are concentrated in central Maryland, Northern Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 76% of total loans at December 31, 2016 and at December 31, 2015.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance, January 1	$40,895	$37,802	$38,766	$42,957	$49,426
Provision (credit) for loan losses	5,546	5,371	(163)	(1,084)	3,649
Loan charge-offs:
Residential real estate:
Residential mortgage	(1,404)	(614)	(323)	(1,194)	(2,107)
Residential construction	-	-	(4)	(104)	(224)
Commercial real estate:
Commercial investor	(197)	(91)	(3)	(4,774)	(3,690)
Commercial owner occupied	-	(1,043)	(265)	(240)	(1,174)
Commercial AD&C	(48)	(739)	(529)	(85)	(3,281)
Commercial business	(597)	(306)	(729)	(2,915)	(1,022)
Leases	-	(4)	-	-	(8)
Consumer	(888)	(998)	(834)	(1,853)	(1,298)
Total charge-offs	(3,134)	(3,795)	(2,687)	(11,165)	(12,804)
Loan recoveries:
Residential real estate:
Residential mortgage	358	145	121	162	213
Residential construction	32	51	79	11	12
Commercial real estate:
Commercial investor	133	20	38	3,354	97
Commercial owner occupied	5	3	6	425	38
Commercial AD&C	40	580	-	3,080	528
Commercial business	44	475	1,477	818	1,548
Leases	-	-	-	10	23
Consumer	148	243	165	198	227
Total recoveries	760	1,517	1,886	8,058	2,686
Net charge-offs	(2,374)	(2,278)	(801)	(3,107)	(10,118)
Balance, period end	$44,067	$40,895	$37,802	$38,766	$42,957

Net charge-offs to average loans	0.06%	0.07%	0.03%	0.12%	0.42%
Allowance to total loans	1.12%	1.17%	1.21%	1.39%	1.70%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated:

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Non-accrual loans
Residential real estate
Residential mortgage	$7,257	$8,822	$3,012	$5,735	$4,681
Residential construction	195	418	1,105	2,315	3,125
Commercial real estate:
Commercial investor	8,107	8,368	8,156	6,802	11,843
Commercial owner occupied	4,823	6,340	8,941	5,936	13,681
Commercial AD&C	137	194	2,464	4,127	6,332
Commercial business	5,833	3,696	3,184	3,400	4,611
Leases	-	-	-	-	865
Consumer	2,859	2,193	1,668	2,259	2,410
Total non-accrual loans(1)	29,211	30,031	28,530	30,574	47,548

Loans 90 days past due
Residential real estate:
Residential mortgage	232	-	-	-	-
Residential construction	-	-	-	-	-
Commercial real estate:
Commercial investor	-	-	-	-	-
Commercial owner occupied	-	-	-	-	209
Commercial AD&C	-	-	-	-	-
Commercial business	-	-	-	-	24
Leases	-	-	-	-	-
Consumer	-	-	-	1	14
Total 90 days past due loans	232	-	-	1	247

Restructured loans (accruing)	2,489	4,467	5,497	9,459	10,110
Total non-performing loans(2)	31,932	34,498	34,027	40,034	57,905
Other real estate owned, net	1,911	2,742	3,195	1,338	5,926
Total non-performing assets	$33,843	$37,240	$37,222	$41,372	$63,831

Non-performing loans to total loans	0.81%	0.99%	1.09%	1.44%	2.29%
Non-performing assets to total assets	0.66%	0.80%	0.85%	1.01%	1.61%
Allowance for loan losses to non-performing loans	138.00%	118.54%	111.09%	96.83%	74.18%

(1)     Gross interest income that would have been recorded in 2016 if non-accrual loans shown above had been current and in accordance with their original terms was $2.1 million. No interest was recorded on these loans during the year. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.

(2)     Performing loans considered potential problem loans, as defined and identified by management, amounted to $11.9 million at December 31, 2016. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms,  well collateralized and are not believed to present significant risk of loss.  Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2016	(8.55%)	(5.76%)	(2.84%)	(1.20%)	N/A	N/A	N/A	N/A
December 31, 2015	(5.99%)	(3.63%)	(1.52%)	(0.68%)	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk increased from December 31, 2015 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The increase in the risk position with respect to net interest income from December 31, 2015 to December 31, 2016 was the result of an increase in short-term FHLB borrowings which will increase the Company’s exposure to increases in interest rates.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2016	(14.83%)	(10.72%)	(6.42%)	(2.86%)	N/A	N/A	N/A	N/A
December 31, 2015	(8.24%)	(5.50%)	(2.72%)	(1.28%)	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk increased from December 31, 2015 in all rising shock scenarios. The increased risk is due to a substantial increase in long-term fixed rate assets coupled with shorter durations on deposits and borrowings. Higher fixed rate assets together with shorter durations on liabilities increase the Company’s exposure in rising rate scenarios.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2016.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 68% of total interest-earning assets at December 31, 2016. In addition, loan payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of December 31, 2016, show short-term investments exceeding short-term borrowings by $24 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.4 billion, of which $1.4 billion was available for borrowing based on pledged collateral, with $790 million borrowed against it as of December 31, 2016. The line of credit at the Federal Reserve totaled $349 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of December 31, 2016.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $70 million at December 31, 2016, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of December 31, 2016. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2016.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2016, the Bank could have declared a dividend of $27 million to Bancorp. At December 31, 2016, Bancorp had liquid assets of $11 million.

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

Off-Balance Sheet Arrangements

With the exception of the Company’s obligations in connection with its trust preferred securities, irrevocable letters of credit, and loan commitments, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.  The trust preferred securities were issued by Sandy Spring Capital Trust II (the “Trust”), a subsidiary of the Company created for the purpose of issuing the trust preferred securities and purchasing the Company’s junior subordinated debentures, which are its sole assets.  These junior subordinated debentures bear a maturity date of October 7, 2034, which may be shortened, subject to conditions, to a date no earlier than October 7, 2009. The Company owns all of the Trust’s outstanding common securities.  The Company and the Trust believe that, taken together, the Company’s obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the issuance of the trust preferred securities and the debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of the Trust’s obligations.  For additional information on off-balance sheet arrangements, please see “Note 18-Financial Instruments with Off-balance Sheet Risk and Derivatives” and “Note 9-Borrowings” and ”Note 3-Investments” of the Notes to the Consolidated Financial Statements, and “Capital Management”.

Contractual Obligations

The Company enters into contractual obligations in the normal course of business.  Among these obligations are FHLB advances, operating leases related to branch and administrative facilities and a long-term contract with a data processing provider.  Payments required under these obligations, are set forth in the table following as of December 31, 2016.

	Projected Maturity Date or Payment Period(1)
		Less than			After
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Retail repurchase agreements	$125,119	$125,119	$-	$-	$-
Advances from FHLB	790,000	470,000	230,000	90,000	-
Certificates of deposit	586,039	343,819	179,567	62,653	-
Operating lease obligations	39,064	6,133	10,194	8,730	14,007
Purchase obligations (2)	8,682	3,297	2,084	1,870	1,431
Total	$1,548,904	$948,368	$421,845	$163,253	$15,438

(1)  Assumed a seven year term for purposes of this table.

(2) Represents payments required under contract, based on average monthly charges for 2017 with the Company’s current data processing service  provider that expires in September 2020.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The information required by this item is incorporated by reference to Part II, Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Internal Control Over Financial Reporting

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The attestation reports by the Company’s independent registered public accounting firm, Ernst & Young LLP, on the Company’s internal control over financial reporting begins on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sandy Spring Bancorp, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2017 expressed an unqualified opinion thereon.

                         /s/  Ernst & Young LLP

McLean, Virginia

March 3, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sandy Spring Bancorp, Inc.

We have audited Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Sandy Spring Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2016 and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia

March 3, 2017

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Assets
Cash and due from banks	$53,190	$46,956
Federal funds sold	1,953	472
Interest-bearing deposits with banks	78,982	25,454
Cash and cash equivalents	134,125	72,882
Residential mortgage loans held for sale (at fair value)	13,222	15,457
Investments available-for-sale (at fair value)	733,554	592,049
Investments held-to-maturity -- fair value of $211,704 at December 31, 2015, respectively	-	208,265
Other equity securities	46,094	41,336
Total loans	3,927,808	3,495,370
Less: allowance for loan losses	(44,067)	(40,895)
Net loans	3,883,741	3,454,475
Premises and equipment, net	53,562	53,214
Other real estate owned	1,911	2,742
Accrued interest receivable	14,589	13,443
Goodwill	85,768	84,171
Other intangible assets, net	680	138
Other assets	124,137	117,208
Total assets	$5,091,383	$4,655,380

Liabilities
Noninterest-bearing deposits	$1,138,139	$1,001,841
Interest-bearing deposits	2,439,405	2,261,889
Total deposits	3,577,544	3,263,730
Securities sold under retail repurchase agreements and federal funds purchased	125,119	109,145
Advances from FHLB	790,000	685,000
Subordinated debentures	30,000	35,000
Accrued interest payable and other liabilities	35,148	38,078
Total liabilities	4,557,811	4,130,953

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 23,901,084 and
24,295,971 at December 31, 2016 and 2015, respectively	23,901	24,296
Additional paid in capital	165,871	175,588
Retained earnings	350,414	325,840
Accumulated other comprehensive loss	(6,614)	(1,297)
Total stockholders' equity	533,572	524,427
Total liabilities and stockholders' equity	$5,091,383	$4,655,380

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014
Interest Income:
Interest and fees on loans	$150,868	$135,170	$123,369
Interest on loans held for sale	387	544	312
Interest on deposits with banks	213	98	85
Interest and dividends on investment securities:
Taxable	11,500	14,440	15,377
Exempt from federal income taxes	7,583	8,059	9,222
Interest on federal funds sold	5	1	1
Total interest income	170,556	158,312	148,366
Interest Expense:
Interest on deposits	8,161	5,878	4,791
Interest on retail repurchase agreements and federal funds purchased	290	255	164
Interest on advances from FHLB	11,610	13,081	12,982
Interest on subordinated debt	943	899	881
Total interest expense	21,004	20,113	18,818
Net interest income	149,552	138,199	129,548
Provision (credit) for loan losses	5,546	5,371	(163)
Net interest income after provision (credit) for loan losses	144,006	132,828	129,711
Non-interest Income:
Investment securities gains	1,932	36	5
Service charges on deposit accounts	7,953	7,607	8,422
Mortgage banking activities	4,049	3,114	1,994
Wealth management income	17,805	19,931	19,086
Insurance agency commissions	5,408	5,176	4,996
Income from bank owned life insurance	2,462	2,571	2,444
Bank card fees	4,674	4,652	4,439
Other income	6,759	6,814	5,485
Total non-interest income	51,042	49,901	46,871
Non-interest Expenses:
Salaries and employee benefits	71,354	71,003	66,387
Occupancy expense of premises	12,960	12,809	13,692
Equipment expenses	6,883	6,071	5,188
Marketing	2,851	2,896	2,926
Outside data services	5,377	5,023	4,947
FDIC insurance	2,741	2,491	2,302
Amortization of intangible assets	130	372	821
Litigation expenses	-	(3,869)	6,519
Other expenses	20,762	18,551	18,018
Total non-interest expenses	123,058	115,347	120,800
Income before income taxes	71,990	67,382	55,782
Income tax expense	23,740	22,027	17,582
Net income	$48,250	$45,355	$38,200

Net Income Per Share Amounts:
Basic net income per share	$2.00	$1.84	$1.53
Diluted net income per share	$2.00	$1.84	$1.52
Dividends declared per share	$0.98	$0.90	$0.76

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net income	$48,250	$45,355	$38,200
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(6,246)	(2,520)	12,812
Related income tax (expense) benefit	2,484	1,030	(5,089)
Net investment gains reclassified into earnings	(1,932)	(36)	(5)
Related income tax expense	770	14	2
Net effect on other comprehensive income (loss)	(4,924)	(1,512)	7,720

Defined benefit pension plan:
Recognition of unrealized gain (loss)	(651)	1,736	(9,235)
Related income tax (expense) benefit	258	(698)	3,662
Net effect on other comprehensive income (loss)	(393)	1,038	(5,573)
Total other comprehensive income (loss)	(5,317)	(474)	2,147
Comprehensive income	$42,933	$44,881	$40,347

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Operating activities:
Net income	$48,250	$45,355	$38,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,958	7,305	7,157
Provision (credit) for loan losses	5,546	5,371	(163)
Share based compensation expense	2,139	1,979	1,452
Deferred income tax expense (benefit)	349	(3)	808
Origination of loans held for sale	(196,726)	(193,316)	(137,339)
Proceeds from sales of loans held for sale	239,705	191,232	137,131
Gains on sales of loans held for sale	(3,877)	(2,861)	(1,939)
Loss on sales of other real estate owned	48	267	161
Investment securities gains	(1,932)	(36)	(5)
Net increase in accrued interest receivable	(1,146)	(809)	(102)
Net increase in other assets	(5,134)	(2,015)	(6,866)
Net increase (decrease) in accrued expenses and other liabilities	(2,932)	(6,267)	20,166
Other – net	(1,873)	4,628	(4,997)
Net cash provided by operating activities	90,375	50,830	53,664
Investing activities:
Proceeds (purchases) of other equity securities	(4,758)	101	(750)
Purchases of investments held-to-maturity	-	(2,100)	-
Purchases of investments available-for-sale	(287,211)	(46,190)	-
Proceeds from sales of investment available-for-sale	40,863	-	-
Proceeds from maturities, calls and principal payments of investments held-to-maturity	5,004	12,943	3,786
Proceeds from maturities, calls and principal payments of investments available-for-sale	298,803	121,994	89,076
Net increase in loans	(469,942)	(372,203)	(346,373)
Proceeds from the sales of other real estate owned	1,393	2,112	488
Acquisition of business activity, net of cash acquired	(1,347)	-	-
Expenditures for premises and equipment	(5,798)	(8,572)	(8,564)
Net cash used in investing activities	(422,993)	(291,915)	(262,337)
Financing activities:
Net increase in deposits	313,814	197,221	189,284
Net increase in retail repurchase agreements and federal funds purchased	15,974	34,713	20,590
Proceeds from advances from FHLB	2,665,000	2,274,000	1,805,000
Repayment of advances from FHLB	(2,560,000)	(2,244,000)	(1,765,000)
Retirement of subordinated debt	(5,000)	-	-
Proceeds from issuance of common stock	897	487	394
Tax benefits associated with shared based compensation	125	350	321
Repurchase of Common Stock	(13,273)	(22,624)	(910)
Dividends paid	(23,676)	(22,397)	(19,216)
Net cash provided by financing activities	393,861	217,750	230,463
Net increase (decrease) in cash and cash equivalents	61,243	(23,335)	21,790
Cash and cash equivalents at beginning of period	72,882	96,217	74,427
Cash and cash equivalents at end of period	$134,125	$72,882	$96,217

Supplemental Disclosures:
Interest payments	$21,377	$20,040	$18,833
Income tax payments	22,331	21,060	15,154
Transfers of investments from held-to-maturity to available-for-sale	203,118	-	-
Transfers from loans to residential mortgage loans held for sale	36,867	-	-
Transfers from loans to other real estate owned	637	1,947	2,446

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2014	$24,990	$193,445	$283,898	$(2,970)	$499,363
Net income	-	-	38,200	-	38,200
Other comprehensive loss, net of tax	-	-	-	2,147	2,147
Common stock dividends - $0.76 per share	-	-	(19,216)	-	(19,216)
Stock compensation expense	-	1,773	-	-	1,773
Common stock issued pursuant to:
Stock option plan - 13,834 shares	14	176	-	-	190
Employee stock purchase plan - 24,519 shares	25	484	-	-	509
Restricted stock - 54,535 shares	54	(359)	-	-	(305)
Purchase of treasury shares - 38,032 shares	(38)	(872)	-	-	(910)
Balances at December 31, 2014	25,045	194,647	302,882	(823)	521,751
Net income	-	-	45,355	-	45,355
Other comprehensive loss, net of tax	-	-	-	(474)	(474)
Common stock dividends - $0.90 per share	-	-	(22,397)	-	(22,397)
Stock compensation expense	-	1,979	-	-	1,979
Common stock issued pursuant to:
Stock option plan - 39,787 shares	40	562	-	-	602
Directors stock purchase plan - 837 shares	1	21	-	-	22
Employee stock purchase plan - 25,136 shares	25	541	-	-	566
Restricted stock - 55,784 shares	56	(409)	-	-	(353)
Purchase of treasury shares - 870,450 shares	(871)	(21,753)	-	-	(22,624)
Balances at December 31, 2015	24,296	175,588	325,840	(1,297)	524,427
Net income	-	-	48,250	-	48,250
Other comprehensive loss, net of tax	-	-	-	(5,317)	(5,317)
Common stock dividends - $0.98 per share	-	-	(23,676)	-	(23,676)
Stock compensation expense	-	2,264	-	-	2,264
Common stock issued pursuant to:
Stock option plan - 44,067 shares	44	672	-	-	716
Directors stock purchase plan - 258 shares	-	7	-	-	7
Employee stock purchase plan - 23,779 shares	24	567	-	-	591
Restricted stock - 49,468 shares	49	(466)	-	-	(417)
Purchase of treasury shares - 512,459 shares	(512)	(12,761)	-	-	(13,273)
Balances at December 31, 2016	$23,901	$165,871	$350,414	$(6,614)	$533,572

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for loan losses and the related allowance, determination of impaired loans and the related measurement of impairment, potential impairment of goodwill or other intangible assets, valuation of investment securities and the determination of whether impaired securities are other-than-temporarily impaired, valuation of other real estate owned, prepayment rates, valuation of share-based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, the calculation of current and deferred income taxes and the actuarial projections related to pension expense and the related liability.

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

Residential Mortgage Loans Held for Sale

The Company engages in sales of residential mortgage loans originated by the Bank.  Loans held for sale are carried at fair value. Fair value is derived from secondary market quotations for similar instruments. The Company measures residential mortgage loans at fair value when the Company first recognizes the loan (i.e., the fair value option), as permitted by current accounting standards.  Changes in fair value of these loans are recorded in earnings as a component of mortgage banking activities in non-interest income in the Consolidated Statements of Income.  The Company's current practice is to sell the majority of such loans on a servicing released basis. Any retained servicing assets are amortized in proportion to their net servicing fee income over the life of the respective loans.  Servicing assets are evaluated for impairment on a periodic basis.

Investments Held-to-Maturity

Investments held-to-maturity represents securities which the Company has the ability and positive intent to hold until maturity. These securities are recorded at cost at the time of acquisition. The carrying values of investments held-to-maturity are adjusted for premium amortization and discount accretion to the maturity date on the effective interest method.  Related interest and dividends are included in interest income. Declines in the fair value of individual held-to-maturity investments below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.  Factors that may affect the determination of whether other-than-temporary impairment (“OTTI”) has occurred include a downgrading of the security below investment grade by the rating agency or due to potential default, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.  During 2016, all investments held-to-maturity were transferred to investments available-for-sale.  Accordingly, acquisitions of investments in the future will not be classified as held-to-maturity.

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

Loan Financing Receivables

The Company’s financing receivables consist primarily of loans that are stated at their principal balance outstanding net of any unearned income and deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Loans, except for consumer loans, are placed into non-accrual status when any portion of the loan principal or interest becomes 90 days past due.  Management may determine that certain circumstances warrant earlier discontinuance of interest accruals on specific loans if an evaluation of other relevant factors (such as bankruptcy, interruption of cash flows, etc.) indicates collection of amounts contractually due is unlikely.  These loans are considered, collectively, to be non-performing loans.  Consumer installment loans that are not secured by real estate are not placed on non-accrual, but are charged down to their net realizable value when they are four months past due.  Loans designated as non-accrual have all previously accrued but unpaid interest reversed.  Payments received on non-accrual loans when doubt about the ultimate collectability of the principal no longer exists may have their interest payments recorded as interest income on a cash basis or using the cost-recovery method with all payments applied to reduce the outstanding principal until the loan returns to accrual status.  Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for Loan Losses

The allowance for loan losses (“allowance” or “ALL”) represents an amount which, in management's judgment, is adequate to absorb the probable estimate of losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio.  The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision or credit for loan losses, which is recorded as a current period operating expense.  The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred and the amount of the loss can be reasonably estimated.

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

Management believes it uses relevant information available to make determinations about the allowance and that it has established the existing allowance in accordance with GAAP. However, the determination of the allowance requires significant judgment, and estimates of probable losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize inherent losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based on management’s judgments of information available at the time of each examination.

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

Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the first step, described above, of the two-step process must be performed.  At December 31, 2016 and 2015 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets have finite lives and are reviewed for impairment annually.  These assets are amortized over their estimated useful lives either on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 15 years.

Other Real Estate Owned (“OREO”)

OREO is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value less estimated costs of disposal, on the date acquired or on the date that the Company acquires effective control over the property. Gains or losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. During the holding period OREO continues to be measured at lower of cost or fair value less estimated costs of disposal, and any subsequent declines in value are expensed as incurred. Gains and losses realized from the sale of OREO, as well as valuation adjustments and expenses of operation are included in non-interest expense.

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

The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns by the Internal Revenue Service, as well as all of the states where it conducts business, for the years ending after December 31, 2010.  There are currently no examinations in process as of December 31, 2016.

Pending Accounting Pronouncements

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

The FASB issued Update No. 2014-09 in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers.  The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.  This standard may affect an entity’s financial statements, business processes and internal control over financial reporting.  The guidance is effective for the first interim or annual period beginning after December 15, 2017.  The guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.  An assessment of the impact of this guidance has been performed and the Company does not expect it to have a material impact on the Company’s financial position, results of operations and cash flows.

The FASB issued Update No. 2014-15 in September 2014 that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the issuance of the financial statements. This evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Substantial doubt exists when such conditions and events indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date of issuance of the financial statements. When management identifies such conditions or events that raise substantial doubt, management must consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. If such doubt is not alleviated, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern. Regardless of whether such doubt is alleviated or not, the entity should disclose information that enables users of the financial statements to understand the principal conditions or events involved, management’s evaluation of the significance of those conditions or events and management’s plans that will either alleviate or mitigate such substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the first interim or annual period ending after December 15, 2016, with early adoption permitted.    Management has evaluated the Company’s existing aggregate conditions and known events and have determined that there are no substantial doubts regarding the Company to continue to function as a going concern and meet its obligations for the next twelve months.

Note 2 – Cash and Due from Banks

The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2016 was $40.5 million and in 2015 was $37.2 million.

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at December 31 are presented in the following table:

	2016				2015
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$124,314	$32	$(2,556)	$121,790	$109,602	$132	$(1,334)	$108,400
State and municipal	281,090	7,180	(586)	287,684	156,402	8,305	-	164,707
Mortgage-backed	314,029	2,851	(4,169)	312,711	312,846	6,396	(2,546)	316,696
Corporate debt	9,100	34	-	9,134	-	-	-	-
Trust preferred	1,089	-	(77)	1,012	1,089	-	(66)	1,023
Total debt securities	729,622	10,097	(7,388)	732,331	579,939	14,833	(3,946)	590,826
Marketable equity securities	1,223	-	-	1,223	1,223	-	-	1,223
Total investments available-for-sale	$730,845	$10,097	$(7,388)	$733,554	$581,162	$14,833	$(3,946)	$592,049

Any unrealized losses in the U.S. government agencies, state and municipal or mortgage-backed securities at December 31, 2016 are the result of changes in interest rates.  These declines are considered temporary in nature and will decline over time and recover as these securities approach maturity.

The mortgage-backed portfolio at December 31, 2016 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($106.2 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($206.5 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

During 2016, the Company transferred its investments held-to-maturity portfolio, which totaled $203.1 million, to the available-for-sale portfolio. At the time of the transfer, these investments had an unrealized gain of $4.6 million. The Company made this transfer to provide additional liquidity to fund future loan growth and other corporate activities.

At December 31, 2016 the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.1 million with a fair value of $1.0 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the year ended December 31, 2016. The unrealized loss on this security that is recognized in other comprehensive income (“OCI”) and is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1 million at December 31, 2016.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2014	$531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through December 31, 2015	531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through December 31, 2016	$531

Gross unrealized losses and fair values by length of time that the individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following table:

	2016
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	12	$96,788	$2,556	$-	$2,556
State and municipal	53	48,010	516	70	586
Mortgage-backed	37	212,844	3,971	198	4,169
Trust preferred	1	1,012	-	77	77
Total	103	$358,654	$7,043	$345	$7,388

	2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	7	$78,555	$1,020	$314	$1,334
State and municipal	-	-	-	-	-
Mortgage-backed	26	140,556	716	1,830	2,546
Trust preferred	1	1,023	-	66	66
Total	34	$220,134	$1,736	$2,210	$3,946

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

	2016		2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$7,493	$7,541	$301	$306
Due after one year through five years	156,953	162,233	157,710	160,257
Due after five years through ten years	282,468	282,713	168,136	174,677
Due after ten years	282,708	279,844	253,792	255,586
Total debt securities available-for-sale	$729,622	$732,331	$579,939	$590,826

At December 31, 2016 and 2015, investments available-for-sale with a book value of $453.0 million and $233.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. government agency securities, exceeded ten percent of stockholders' equity at December 31, 2016 and 2015.

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

At December 31, 2015, investments held-to-maturity with a book value of $194.3 million were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. government agency securities, exceeded ten percent of stockholders' equity at December 31, 2015.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	2016	2015
Federal Reserve Bank stock	$8,334	$8,269
Federal Home Loan Bank of Atlanta stock	37,760	33,067
Total equity securities	$46,094	$41,336

Securities gains

Gross realized gains and losses on all investments for the years ended December 31 are presented in the following table:

(In thousands)	2016	2015	2014
Gross realized gains from sales of investments available-for-sale	$1,491	$-	$-
Net gains from calls of investments available-for-sale	440	18	2
Net gains from calls of investments held-to-maturity	1	18	3
Net securities gains	$1,932	$36	$5

Note 4 – Loans

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

Outstanding loan balances at December 31, 2016 and 2015 are net of unearned income including net deferred loan costs of $1.4 million and $1.1 million, respectively.

The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2016	2015
Residential real estate:
Residential mortgage	$841,692	$796,358
Residential construction	150,229	129,281
Commercial real estate:
Commercial owner occupied real estate	775,552	678,027
Commercial investor real estate	928,113	719,084
Commercial AD&C	308,279	255,980
Commercial Business	467,286	465,765
Consumer	456,657	450,875
Total loans	$3,927,808	$3,495,370

Portfolio Segments

The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its systematic methodology to determine the allowance for loan losses attributable to each respective portfolio segment.  These segments are:

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

Loans to Related Parties

Certain directors and executive officers have loan transactions with the Company. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during the periods indicated:

(In thousands)	2016	2015	2014
Balance at January 1	$21,050	$21,756	$18,921
Additions	21,355	8,684	7,060
Repayments	(417)	(9,390)	(4,225)
Balance at December 31	$41,988	$21,050	$21,756

Note 5 – CREDIT QUALITY ASSESSMENT

Allowance for Loan Losses

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

Management has an internal credit process in place to maintain credit standards. This process along with an in-house loan administration, accompanied by oversight and review procedures, combines to control and manage credit risk.  The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of the problem credits.  As part of the oversight and review process, the Company maintains an allowance for loan losses (the “allowance”) to absorb estimated and probable losses in the loan  portfolio.  The allowance is based on consistent, periodic review and evaluation of the loan portfolio, along with ongoing, monthly assessments of the probable losses and problem credits in each portfolio. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.

Summary information on the allowance for loan loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2016	2015	2014
Balance at beginning of year	$40,895	$37,802	$38,766
Provision for loan losses	5,546	5,371	(163)
Loan charge-offs	(3,134)	(3,795)	(2,687)
Loan recoveries	760	1,517	1,886
Net charge-offs	(2,374)	(2,278)	(801)
Balance at period end	$44,067	$40,895	$37,802

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the years ended December 31:

	2016
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,529	$4,691	$10,440	$7,984	$3,456	$6,901	$894	$40,895
Provision (credit)	1,563	(31)	2,563	(104)	112	1,406	37	5,546
Charge-offs	(597)	(48)	(197)	-	(888)	(1,404)	-	(3,134)
Recoveries	44	40	133	5	148	358	32	760
Net charge-offs	(553)	(8)	(64)	5	(740)	(1,046)	32	(2,374)
Balance at end of period	$7,539	$4,652	$12,939	$7,885	$2,828	$7,261	$963	$44,067
Total loans	$467,286	$308,279	$928,113	$775,552	$456,657	$841,692	$150,229	$3,927,808
Allowance for loans to total loans ratio	1.61%	1.51%	1.39%	1.02%	0.62%	0.86%	0.64%	1.12%

Balance of loans specifically evaluated for impairment	$7,018	$137	$8,107	$5,567	na.	$3,263	$-	$24,092
Allowance for loans specifically evaluated for impairment	$2,604	$-	$1,736	$485	na.	$-	$-	$4,825
Specific allowance to specific loans ratio	37.10%	0.00%	21.41%	8.71%	na.	na.	na.	20.03%

Balance of loans collectively evaluated	$460,268	$308,142	$920,006	$769,985	$456,657	$838,429	$150,229	$3,903,716
Allowance for loans collectively evaluated	$4,935	$4,652	$11,203	$7,400	$2,828	$7,261	$963	$39,242
Collective allowance to collective loans ratio	1.07%	1.51%	1.22%	0.96%	0.62%	0.87%	0.64%	1.01%

	2015
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$5,852	$4,267	$9,784	$7,143	$9	$3,592	$6,232	$923	$37,802
Provision (credit)	508	583	727	1,881	(5)	619	1,138	(80)	5,371
Charge-offs	(306)	(739)	(91)	(1,043)	(4)	(998)	(614)	-	(3,795)
Recoveries	475	580	20	3	-	243	145	51	1,517
Net charge-offs	169	(159)	(71)	(1,040)	(4)	(755)	(469)	51	(2,278)
Balance at end of period	$6,529	$4,691	$10,440	$7,984	$-	$3,456	$6,901	$894	$40,895

Total loans	$465,765	$255,980	$719,084	$678,027	$-	$450,875	$796,358	$129,281	$3,495,370
Allowance for loans total loans ratio	1.40%	1.83%	1.45%	1.18%	na.	0.77%	0.87%	0.69%	1.17%

Balance of loans specifically evaluated for impairment	$5,273	$194	$10,441	$6,580	na.	na.	$6,439	$-	$28,927
Allowance for loans specifically evaluated for impairment	$1,318	$58	$1,489	$510	na.	na.	$-	$-	$3,375
Specific allowance to specific loans ratio	25.00%	29.90%	14.26%	7.75%	na.	na.	na.	na.	11.67%

Balance of loans collectively evaluated	$460,492	$255,786	$708,643	$671,447	na.	$450,875	$789,919	$129,281	$3,466,443
Allowance for loans collectively evaluated	$5,211	$4,633	$8,951	$7,474	na.	$3,456	$6,901	$894	$37,520
Collective allowance to collective loans ratio	1.13%	1.81%	1.26%	1.11%	na.	0.77%	0.87%	0.69%	1.08%

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions to a borrower experiencing financial difficulty are considered trouble debt restructured loans. All restructurings that constitute concessions to a troubled borrower are considered impaired loans that may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.  At December 31, 2016, restructured loans totaled $9.2 million, of which $2.5 million were accruing and $6.7 million were non-accruing.  The Company has commitments to lend $0.1 million in additional funds on loans that have been restructured at December 31, 2016. Restructured loans at December 31, 2015 totaled $11.4 million, of which $4.5 million were accruing and $6.9 million were non-accruing.  Commitments to lend additional funds on loans that have been restructured at December 31, 2015 amounted to $0.1 million.

The following table provides summary information regarding impaired loans at December 31 and for the years then ended:

(In thousands)	2016	2015	2014
Impaired loans with a specific allowance	$13,563	$14,208	$11,411
Impaired loans without a specific allowance	10,529	14,719	18,008
Total impaired loans	$24,092	$28,927	$29,419

Allowance for loan losses related to impaired loans	$4,825	$3,375	$2,894
Allowance for loan related to loans collectively evaluated	39,242	37,520	34,908
Total allowance for loan losses	$44,067	$40,895	$37,802

Average impaired loans for the period	$26,382	$29,828	$34,331
Contractual interest income due on impaired loans during the period	$2,082	$2,527	$2,339
Interest income on impaired loans recognized on a cash basis	$511	$961	$773
Interest income on impaired loans recognized on an accrual basis	$186	$274	$280

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at December 31 for the years indicated:

	2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$2,807	$-	$7,029	$1,884	$-	$11,720
Restructured accruing	1,140	-	-	-	-	1,140
Restructured non-accruing	64	-	-	639	-	703
Balance	$4,011	$-	$7,029	$2,523	$-	$13,563

Allowance	$2,604	$-	$1,736	$485	$-	$4,825

Impaired loans without a specific allowance
Non-accruing	$1,562	$-	$562	$1,083	$-	$3,207
Restructured accruing	45	-	-	744	560	1,349
Restructured non-accruing	1,400	137	516	1,217	2,703	5,973
Balance	$3,007	$137	$1,078	$3,044	$3,263	$10,529

Total impaired loans
Non-accruing	$4,369	$-	$7,591	$2,967	$-	$14,927
Restructured accruing	1,185	-	-	744	560	2,489
Restructured non-accruing	1,464	137	516	1,856	2,703	6,676
Balance	$7,018	$137	$8,107	$5,567	$3,263	$24,092

Unpaid principal balance in total impaired loans	$10,082	$4,398	$12,805	$7,760	$3,971	$39,016

	2016

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,646	$150	$9,480	$6,561	$4,545	$26,382
Contractual interest income due on impaired loans during the period	$570	$294	$718	$310	$190
Interest income on impaired loans recognized on a cash basis	$153	$-	$43	$266	$49
Interest income on impaired loans recognized on an accrual basis	$107	$-	$-	$37	$42

	2015
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,168	$58	$7,791	$3,519	$-	$12,536
Restructured accruing	876	-	-	-	-	876
Restructured non-accruing	156	-	-	640	-	796
Balance	$2,200	$58	$7,791	$4,159	$-	$14,208

Allowance	$1,318	$58	$1,489	$510	$-	$3,375

Impaired loans without a specific allowance
Non-accruing	$974	$-	$518	$793	$2,750	$5,035
Restructured accruing	701	-	2,073	240	577	3,591
Restructured non-accruing	1,398	136	59	1,388	3,112	6,093
Balance	$3,073	$136	$2,650	$2,421	$6,439	$14,719

Total impaired loans
Non-accruing	$2,142	$58	$8,309	$4,312	$2,750	$17,571
Restructured accruing	1,577	-	2,073	240	577	4,467
Restructured non-accruing	1,554	136	59	2,028	3,112	6,889
Balance	$5,273	$194	$10,441	$6,580	$6,439	$28,927

Unpaid principal balance in total impaired loans	$7,158	$4,456	$15,138	$8,555	$7,154	$42,461

	2015

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$4,714	$882	$11,145	$8,218	$4,869	$29,828
Contractual interest income due on impaired loans during the period	$450	$304	$918	$647	$208
Interest income on impaired loans recognized on a cash basis	$273	$11	$226	$347	$104
Interest income on impaired loans recognized on an accrual basis	$113	$-	$107	$11	$43

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at December 31 for the years indicated:

	2016
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$5,833	$137	$8,107	$4,823	$2,859	$7,257	$195	$29,211
Loans 90 days past due	-	-	-	-	-	232	-	232
Restructured loans	1,185	-	-	744	-	560	-	2,489
Total non-performing loans	7,018	137	8,107	5,567	2,859	8,049	195	31,932
Other real estate owned	39	365	395	637	-	475	-	1,911
Total non-performing assets	$7,057	$502	$8,502	$6,204	$2,859	$8,524	$195	$33,843

	2015
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$3,696	$194	$8,368	$6,340	$2,193	$8,822	$418	$30,031
Loans 90 days past due	-	-	-	-	-	-	-	-
Restructured loans	1,577	-	2,073	240	-	577	-	4,467
Total non-performing loans	5,273	194	10,441	6,580	2,193	9,399	418	34,498
Other real estate owned	39	365	433	-	690	1,215	-	2,742
Total non-performing assets	$5,312	$559	$10,874	$6,580	$2,883	$10,614	$418	$37,240

	2016
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$663	$896	$850	$1,479	$808	$3,969	$-	$8,665
61-90 days	672	-	1,206	744	1,104	2,139	-	5,865
> 90 days	-	-	-	-	-	232	-	232
Total past due	1,335	896	2,056	2,223	1,912	6,340	-	14,762
Non-accrual loan	5,833	137	8,107	4,823	2,859	7,257	195	29,211
Current loans	460,118	307,246	917,950	768,506	451,886	828,095	150,034	3,883,835
Total loans	$467,286	$308,279	$928,113	$775,552	$456,657	$841,692	$150,229	$3,927,808

	2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$119	$-	$616	$1,819	$-	$1,642	$2,602	$-	$6,798
61-90 days	404	-	2,200	849	-	550	986	-	4,989
> 90 days	-	-	-	-	-	-	-	-	-
Total past due	523	-	2,816	2,668	-	2,192	3,588	-	11,787
Non-accrual loans	3,696	194	8,368	6,340	-	2,193	8,822	418	30,031
Current loans	461,546	255,786	707,900	669,019	-	446,490	783,948	128,863	3,453,552
Total loans	$465,765	$255,980	$719,084	$678,027	$-	$450,875	$796,358	$129,281	$3,495,370

Loans are monitored for credit quality on a recurring basis.  The credit quality indicators used are dependent on the portfolio segment to which the loan relates.  Commercial loans and non-commercial loans have different credit quality indicators as a result of the methods used to monitor each of these loan segments.

The credit quality indicators for commercial loans are developed through review of individual borrowers on an ongoing basis.  Each borrower is evaluated at least annually with more frequent evaluation of more severely criticized loans.  The indicators represent the rating for loans as of the date presented based on the most recent credit review performed.  These credit quality indicators are defined as follows:

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

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at December 31 for the years indicated:

	2016
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$442,725	$308,142	$917,255	$758,651	$2,426,773
Special Mention	10,010	-	2,395	9,255	21,660
Substandard	14,551	137	8,463	7,646	30,797
Doubtful	-	-	-	-	-
Total	$467,286	$308,279	$928,113	$775,552	$2,479,230
	2015
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$447,439	$255,786	$706,623	$659,281	$2,069,129
Special Mention	797	-	1,509	3,356	5,662
Substandard	17,529	194	10,952	15,390	44,065
Doubtful	-	-	-	-	-
Total	$465,765	$255,980	$719,084	$678,027	$2,118,856

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at December 31 for the years indicated:

	2016
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$453,798	$833,643	$150,034	$1,437,475
Non-performing:
90 days past due	-	232	-	232
Non-accruing	2,859	7,257	195	10,311
Restructured loans	-	560	-	560
Total	$456,657	$841,692	$150,229	$1,448,578

	2015
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$448,682	$786,959	$128,863	$1,364,504
Non-performing:
90 days past due	-	-	-	-
Non-accruing	2,193	8,822	418	11,433
Restructured loans	-	577	-	577
Total	$450,875	$796,358	$129,281	$1,376,514

During the year ended December 31, 2016, the Company restructured $0.6 million in loans that were designated as troubled debt restructurings.  Modifications consisted principally of interest rate concessions.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2016 do not have significant specific reserves at December 31, 2016.  For the year ended December 31, 2015, the Company restructured $1.9 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2015 had specific reserves of $0.5 million thousand at December 31, 2015.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Year Ended December 31, 2016
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$42	$-	$-	$508	$-	$550
Restructured non-accruing	-	-	-	-	-	-
Balance	$42	$-	$-	$508	$-	$550

Specific allowance	$39	$-	$-	$-	$-	$39

Restructured and subsequently defaulted	$-	$-	$479	$-	$-	$479

	For the Year Ended December 31, 2015
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$1,003	$-	$-	$240	$-	$1,243
Restructured non-accruing	-	-	-	639	-	639
Balance	$1,003	$-	$-	$879	$-	$1,882

Specific allowance	$303	$-	$-	$149	$-	$452

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $1.9 million and $2.7 million at December 31, 2016 and 2015, respectively.  At December 31, 2016, $0.5 million of the other real estate owned was comprised of  consumer mortgage loans.

Note 6 – Premises and Equipment

Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2016	2015
Land	$10,160	$9,954
Buildings and leasehold improvements	62,215	61,357
Equipment	35,152	31,419
Total premises and equipment	107,527	102,730
Less: accumulated depreciation and amortization	(53,965)	(49,516)
Net premises and equipment	$53,562	$53,214

Depreciation and amortization expense for premises and equipment amounted to $5.3 million, $4.6 million and $4.6 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

Total rental expense of premises and equipment, net of rental income, for the years ended December 31, 2016, 2015 and 2014 was $7.6 million, $7.3 million and $7.6 million, respectively. Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises.

Future minimum lease payments, including any additional rents due to escalation clauses, for all non-cancelable operating leases within the years ending December 31 are presented in the table below:

Operating
(In thousands)	Leases
2017	$6,133
2018	5,042
2019	5,152
2020	4,577
2021	4,153
Thereafter	14,007
Total minimum lease payments	$39,064

Note 7 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2016			Weighted	2015			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Other identifiable intangibles	$786	$(106)	$680	13.8 years	$1,294	$(1,156)	$138	2.0 years
Total amortizing intangible assets	$786	$(106)	$680		$1,294	$(1,156)	$138

Goodwill	$85,768		$85,768		$84,171		$84,171

The following table presents the net carrying amount of goodwill by segment for the periods indicated:

	Community		Investment
(In thousands)	Banking	Insurance	Management	Total
Balance December 31, 2014	$69,991	$5,191	$8,989	$84,171
No Activity	-	-	-	-
Balance December 31, 2015	69,991	5,191	8,989	84,171
Purchase of insurance agency	-	1,597	-	1,597
Balance December 31, 2016	$69,991	$6,788	$8,989	$85,768

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2017	$100
2018	95
2019	83
2020	66
Thereafter	336
Total amortizing intangible assets	$680

Note 8  – Deposits

The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2016	2015
Noninterest-bearing deposits	$1,138,139	$1,001,841
Interest-bearing deposits:
Demand	615,058	570,333
Money market savings	927,837	898,655
Regular savings	310,471	284,457
Time deposits of less than $100,000	258,621	248,172
Time deposits of $100,000 or more	327,418	260,272
Total interest-bearing deposits	2,439,405	2,261,889
Total deposits	$3,577,544	$3,263,730

Demand deposit overdrafts reclassified as loan balances were $1.3 million and $1.4 million at December 31, 2016 and 2015, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2017	$343,819
2018	131,375
2019	48,192
2020	33,013
Thereafter	29,640
Total time deposits	$586,039

The Company's time deposits of $100,000 or more represented 9.0% of total deposits at December 31, 2016 and are presented by maturity in the following table:

	Months to Maturity
	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	to 12	12	Total
Time deposits--$100 thousand or more	$28,606	$54,666	$105,296	$138,850	$327,418

Interest expense on time deposits of $100,000 or more amounted to $3.2 million, $2.2 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Deposits received in the ordinary course of business from the directors and officers of the Company amounted to $26.7 million and $31.0 million for the years ended December 31, 2016 and 2015, respectively

Note 9 – Borrowings

Information relating to retail repurchase agreements and other short-term borrowings is presented in the following table at and for the years ending December 31:

	2016		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Retail repurchase agreements	$125,119	0.24%	$109,145	0.23%	$74,432	0.24%
Average for the Year:
Retail repurchase agreements	$120,711	0.24%	$110,776	0.23%	$70,097	0.23%
Maximum Month-end Balance:
Retail repurchase agreements	$139,325		$128,511		$82,702

The Company pledges U.S. Agencies and Corporate securities, based upon their market values, as collateral for 102.5% of the principal and accrued interest of its retail repurchase agreements.

At December 31, 2016, the Company has an available line of credit for $1.4 billion with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $1.4 billion based on pledged collateral at prevailing market interest rates with $790.0 million borrowed against it at December 31, 2016.  At December 31, 2015, lines of credit totaled $1.4 billion under which $1.4 billion was available based on pledged collateral with $685.0 million borrowed against it as of December 31, 2015.  Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $725.1 million, commercial loans amounting to $1.03 billion, home equity lines of credit (“HELOC”) amounting to $307.2 million and multifamily loans amounting to $60.4 million at December 31, 2016 as collateral under the borrowing agreement with the FHLB.  At December 31, 2015 the Company had pledged collateral of qualifying mortgage loans of $677.3 million, commercial loans of $932.8 million, HELOC loans of $323.0 million and multifamily loans of $23.5 million under the FHLB borrowing agreement.  The Company also had lines of credit available from the Federal Reserve and correspondent banks of $369.4 million and $375.1 million at December 31, 2016 and 2015, respectively, collateralized by loans and state and municipal securities. In addition, the Company had unsecured lines of credit with correspondent banks of $70.0 million at December 31, 2016 and 2015.  At December 31, 2016 there were no outstanding borrowings against these lines of credit.

Advances from FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2016		2015
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amounts	Rate	Amounts	Rate
Maturity:
One year	$470,000	0.65%	$280,000	0.38%
Two years	150,000	2.40	75,000	3.48
Three years	80,000	3.50	160,000	2.45
Four years	80,000	3.54	80,000	3.50
Five years	10,000	3.49	80,000	3.54
After five years	-	-	10,000	3.49
Total advances from FHLB	$790,000	1.60	$685,000	1.98

Note 10 – SUBORDINATED DEBENTURES

The Company formed Sandy Spring Capital Trust II (“Capital Trust”) to facilitate the pooled placement issuance of $35.0 million of trust preferred securities on August 10, 2004. In conjunction with this issuance, the Company issued subordinated debt to the Capital Trust.  The subordinated debt converted from a fixed rate interest of 6.35% at July 7, 2009 to a variable rate, adjusted quarterly, equal to 225 basis points over the three month Libor.  At December 31, 2016, the rate on the subordinated debt was 3.13%.  The obligations of the Company under the debt are subordinated to all other debt except other trust preferred securities, which may have equal subordination.  The debt has a maturity date of October 7, 2034, but may be called by the Company at any time subsequent to October 7, 2009 on each respective quarterly distribution date.

In the second quarter of 2016, the Company repurchased $5 million liquidation value of the trust preferred securities issued by the Capital Trust, which allowed the Company to retire $5 million of the subordinated debt. The Company recognized a gain of $1.2 million on this transaction.

On January 6, 2017, the Company repurchased the remaining $30 million in subordinated debentures at par value. In conjunction with this transaction, the Capital Trust redeemed its balance of $30 million of trust preferred securities that were outstanding at December 31, 2016.

Note 11 – Stockholders’ Equity

The Company’s Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share).  Issued shares have been classified as common stock.  The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004.  Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock.  The Company has reserved 45,000 authorized but unissued shares of common stock for purchase under the plan.  Purchases are made at the fair market value of the stock on the purchase date.  At December 31, 2016, there were 25,291 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which was authorized on July 1, 2011.  The Company has reserved 300,000 authorized but unissued shares of common stock for purchase under the current version of the plan.  Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month.  The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors.  At December 31, 2016, there were 156,475 shares available for issuance under this plan.

The Company re-approved the stock repurchase program in August 2015.  The current program permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  During 2016, 512,459 shares were repurchased for a total cost of $13.3 million.    During 2015, 870,450 shares were repurchased for a total cost of $22.6 million.  During 2014, 38,032 shares were repurchased for a total cost of $0.9 million.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2016, the Bank could have paid additional dividends of $27.0 million to its parent company without regulatory approval.  In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million, of which $30 million was outstanding at December 31, 2016. There were no other loans outstanding between the Bank and the Company at December 31, 2016 and 2015, respectively.

Note 12 – Share Based Compensation

At December 31, 2016, the Company had two share-based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”).  The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised.  The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,403,186 shares are available for issuance at December 31, 2016, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the years ended December 31 are presented in the following table:

	2016	2015	2014
Dividend yield	3.48%	3.40%	3.04%
Weighted average expected volatility	41.54%	42.98%	46.78%
Weighted average risk-free interest rate	1.42%	1.42%	1.56%
Weighted average expected lives (in years)	5.71	5.42	5.08
Weighted average grant-date fair value	$7.75	$7.63	$8.05

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. Compensation expense of $1.9 million, $1.9 million and $1.7 million was recognized for the years ended December 31, 2016, 2015 and 2014, respectively, related to the awards of stock options and restricted stock grants.  The intrinsic value for the stock options exercised was $0.6 million, $0.5 million and $0.1 million in the years ended December 31, 2016, 2015 and 2014, respectively. The total of unrecognized compensation cost related to stock options was approximately $0.2 million as of December 31, 2016.  That cost is expected to be recognized over a weighted average period of approximately 1.8 years.  The total of unrecognized compensation cost related to restricted stock was approximately $4.0 million as of December 31, 2016.  That cost is expected to be recognized over a weighted average period of approximately 3.1 years.  The fair value of the options vested during the years ended December 31, 2016, 2015 and 2014, was $0.2 million, $0.2 million and $0.2 million, respectively.

In the first quarter of 2016, 21,238 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  The Company granted 78,081 shares of restricted stock in the first quarter of 2016, of which 10,010 shares are subject to a three year vesting schedule with one third of the shares vesting on April 1 of each year and 59,298 shares are subject to a five year vesting schedule with one fifth of the shares vesting on April 1 of each year. An additional 8,773 shares of performance based restricted stock grants were also approved as part of the restricted shares granted in the first quarter. The performance shares are subject to cliff vesting after three years based on the relative performance of the Company’s stock in comparison to a selected peer group. Vesting can vary from 0-150% of the target grant based on the results of the Company’s stock performance. There were no additional stock options or shares of restricted stock granted during the remainder of 2016.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2016	133,779	$19.68		$974
Granted	21,238	$27.46
Exercised	(44,067)	$16.25		$583
Forfeited or expired	(2,447)	$25.96
Balance at December 31, 2016	108,503	$22.46	3.6	$1,902
Exercisable at December 31, 2016	68,672	$20.04	2.4	$1,370

Weighted average fair value of options
granted during the year		$7.75

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2016	218,571	$23.30
Granted	78,081	$27.42
Vested	(73,975)	$22.04
Forfeited	(10,031)	$24.53
Restricted stock at December 31, 2016	212,646	$25.19

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

The Plan’s funded status at December 31 is as follows:

(In thousands)	2016	2015
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$39,416	$42,629
Interest cost	1,657	1,629
Actuarial gain (loss)	251	(212)
Benefit payments	(1,248)	(1,971)
Increase (decrease) related to change in assumptions	707	(2,659)
Projected obligation at December 31	40,783	39,416
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	30,683	33,200
Actual return on plan assets	755	(546)
Contribution	5,830	-
Benefit payments	(1,248)	(1,971)
Fair value of plan assets at December 31	36,020	30,683

Funded status at December 31	$(4,763)	$(8,733)

Accumulated benefit obligation at December 31	$40,783	$39,416

Unrecognized net actuarial loss	$13,689	$13,038
Net periodic pension cost not yet recognized	$13,689	$13,038

Weighted-average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2016	2015	2014
Discount rate	4.15%	4.26%	3.91%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2016	2015	2014
Interest cost on projected benefit obligation	$1,657	$1,629	$1,600
Expected return on plan assets	(1,614)	(1,622)	(1,971)
Recognized net actuarial loss	1,164	1,032	251
Net periodic benefit cost	$1,207	$1,039	$(120)

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2016	2015	2014
Discount rate	4.26%	3.91%	4.77%
Expected return on plan assets	5.00%	5.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A

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

Unrecognized
Net
(In thousands)	Gain/(Loss)
Included in accumulated other comprehensive income (loss) at January 1, 2014	$5,539
Additions during the year	977
Reclassifications due to recognition as net periodic pension cost	(251)
Increase related to change in assumptions	8,509
Included in accumulated other comprehensive income (loss) as of December 31, 2014	14,774
Additions during the year	1,955
Reclassifications due to recognition as net periodic pension cost	(1,032)
Decrease related to change in assumptions	(2,659)
Included in accumulated other comprehensive income (loss) as of December 31, 2015	13,038
Additions during the year	1,108
Reclassifications due to recognition as net periodic pension cost	(1,164)
Increase related to change in assumptions	707
Included in accumulated other comprehensive income (loss) as of December 31, 2016	13,689
Applicable tax effect	(5,433)
Included in accumulated other comprehensive income (loss) net of tax effect at December 31, 2016	$8,256

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$836

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2016	2015	2014
Net actuarial loss	$(13,689)	$(13,038)	$(14,774)
Net periodic benefit cost not yet recognized	$(13,689)	$(13,038)	$(14,774)

Pension Plan Assets

The Company’s pension plan weighted average allocations at December 31 are presented in the following table:

	2016	2015
Asset Category:
Cash and certificates of deposit	2.6%	9.7%
Equity Securities:	71.2	71.6
Debt Securities	26.2	18.7
Total pension plan assets	100.0%	100.0%

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

The Company has constituted the Retirement Plans Investment Committee (“RPIC”) in part to monitor the investments of the Plan as well as to recommend to executive management changes in the Investment Policy Statement which governs the Plan’s investment operations. These recommendations include asset allocation changes based on a number of factors including the investment horizon for the Plan. The Company uses outside third parties to advise RPIC on the Plan’s investment matters.

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

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 70% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets.  Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased.  The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio.  Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years.  Fixed income investments must carry an “A” or better rating by a recognized credit rating agency.  Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio.  The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited.  Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted.  Foreign currency-denominated debt instruments are not permitted. At December 31, 2016, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance.  Investment performance is measured against industry accepted benchmarks.  The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values

The fair values of the Company’s pension plan assets by asset category at December 31 are presented in the following tables:

	2016
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Money market funds	$-	$925	$-	$925
Mutual funds:
Large cap U.S. equity funds	7,189	10,168	-	17,357
Small/Mid cap U.S. equity funds	2,288	2,140	-	4,428
International equity funds	2,053	1,806	-	3,859
Short-term fixed income funds	-	9,451	-	9,451
Total mutual funds	11,530	23,565	-	35,095
Total pension plan assets	$11,530	$24,490	$-	$36,020

	2015
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$2,853	$-	$-	$2,853
Equity Securities:
Industrials	2,020	-	-	2,020
Financials	2,025	-	-	2,025
Telecommunication services	1,060	-	-	1,060
Consumer	3,061	-	-	3,061
Health care	2,355	-	-	2,355
Information technology	3,156	-	-	3,156
Energy	758	-	-	758
Materials	367	-	-	367
Equity-based mutual funds	5,205	-	-	5,205
Other	1,949	-	-	1,949
Total equity securities	21,956	-	-	21,956
Fixed income securities:
Corporate bonds	-	5,750	-	5,750
Other	124	-	-	124
Total pension plan assets	$24,933	$5,750	$-	$30,683

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan. After consideration of these factors, the Company made a contribution of $5.8 million in 2016. Management continues to monitor the funding level of the pension plan and may make contributions as necessary during 2017.

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December 31 are presented in the following table:

Pension
(In thousands)	Benefits
2017	$2,520
2018	1,920
2019	1,950
2020	1,680
2021	2,580
2022 - 2026	12,900

Cash and Deferred Profit Sharing Plan

The Sandy Spring Bank 401(k) Plan includes a 401(k) provision with a Company match. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service.  Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations.  The Company matching contribution vests immediately.  The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan.  The Company’s matching contribution to the 401(k) Plan that are included in non-interest expenses totaled $2.0 million, $2.0 million and $ 1.8 million in 2016, 2015 and 2014, respectively.

Executive Incentive Retirement Plan

The Executive Incentive Retirement Plan is a non-qualified deferred compensation defined contribution plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. This level of performance is determined annually by the board of directors.  Benefit costs related to the Plan included in non-interest expense for 2016, 2015 and 2014 were $0.3 million, $0.2 million, and $0.4 million, respectively.

Note 14 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2016	2015	2014
Letter of credit fees	$888	$790	$706
Extension fees	559	503	560
Other income	5,312	5,521	4,219
Total other non-interest income	$6,759	$6,814	$5,485

(In thousands)	2016	2015	2014
Professional fees	$4,840	$4,819	$4,544
Other real estate owned	19	76	100
Postage and delivery	1,155	1,173	1,286
Communications	1,583	1,587	1,507
Loss on FHLB redemption	3,167	-	-
Other expenses	9,998	10,896	10,581
Total other non-interest expense	$20,762	$18,551	$18,018

Note 15 – Income Taxes

The following table provides the components of income tax expense for the years ended December 31:

(In thousands)	2016	2015	2014
Current income taxes:
Federal	$18,699	$17,890	$13,671
State	4,692	4,140	3,103
Total current	23,391	22,030	16,774
Deferred income taxes:
Federal	516	10	554
State	(167)	(13)	254
Total deferred	349	(3)	808
Total income tax expense	$23,740	$22,027	$17,582

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

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:

(In thousands)	2016	2015
Deferred Tax Assets:
Allowance for loan losses	$17,517	$16,231
Employee benefits	2,034	1,852
Pension plan OCI	5,433	5,175
Deferred loan fees and costs	457	315
Non-qualified stock option expense	555	522
Losses on other real estate owned	43	32
Other than temporary impairment	322	322
Loan and deposit premium/discount	187	293
Reserve for recourse loans	199	199
Other	9	9
Gross deferred tax assets	26,756	24,950

Deferred Tax Liabilities:
Unrealized gains on investments available-for-sale	(1,065)	(4,319)
Pension plan costs	(3,550)	(1,709)
Depreciation	(1,179)	(1,338)
Intangible assets	(1,721)	(1,542)
Bond accretion	(133)	(228)
Other	(155)	(18)
Gross deferred tax liabilities	(7,803)	(9,154)
Net deferred tax asset	$18,953	$15,796

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2016		2015		2014
		Percentage of		Percentage of		Percentage of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$25,194	35.0%	$23,584	35.0%	$19,523	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(3,606)	(5.0)	(3,457)	(5.1)	(3,468)	(6.2)
Bank-owned life insurance	(862)	(1.1)	(900)	(1.3)	(855)	(1.5)
State income taxes, net of federal income tax benefits	2,965	4.1	2,687	4.0	2,182	3.9
Other, net	49	-	113	0.1	200	0.4
Total income tax expense and rate	$23,740	33.0%	$22,027	32.7%	$17,582	31.6%

The variability in the effective tax rate over the three year period was due primarily to the proportion of tax exempt income compared to income before taxes for each year.

Note 16 – Net Income per Common Share

The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2016	2015	2014
Net income	$48,250	$45,355	$38,200

Basic:
Basic weighted average EPS shares	24,120	24,609	25,047

Basic net income per share	$2.00	$1.84	$1.53

Diluted:
Basic weighted average EPS shares	24,120	24,609	25,047
Dilutive common stock equivalents	29	89	92
Dilutive EPS shares	24,149	24,698	25,139

Diluted net income per share	$2.00	$1.84	$1.52

Anti-dilutive shares	3	7	56

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2014	$358	$(3,328)	$(2,970)
Period change, net of tax	7,720	(5,573)	2,147
Balance at December 31, 2014	8,078	(8,901)	(823)
Period change, net of tax	(1,512)	1,038	(474)
Balance at December 31, 2015	6,566	(7,863)	(1,297)
Period change, net of tax	(4,924)	(393)	(5,317)
Balance at December 31, 2016	$1,642	$(8,256)	$(6,614)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$1,932	$36	$5
Income before taxes	1,932	36	5
Tax expense	770	14	2
Net income	$1,162	$22	$3

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial gain (loss) (1)	$(651)	$1,736	$(9,235)
Income before taxes (benefit)	(651)	1,736	(9,235)
Tax expense (benefit)	(258)	698	(3,662)
Net income	$(393)	$1,038	$(5,573)
(1)	This amount is included in the computation of net periodic benefit cost, see Note 13

NOTE 18 – Financial Instruments with Off-balance Sheet Risk and Derivatives

In the normal course of business, the Company has various outstanding credit commitments that are not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Company's clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Company's lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized.  Collateral held varies, but may include residential real estate, commercial real estate, property and equipment, inventory and accounts receivable.  Commitments do not necessarily represent future cash requirements as a portion of the commitments have some reduced likelihood being exercised.  Additionally, many of the commitments are subject to annual reviews, material change clauses or requirements for inspections prior to draw funding that could result in a curtailment of the funding commitments.

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2016	2015
Commercial real estate development and construction	$334,552	$234,552
Residential real estate-development and construction	97,524	80,935
Real estate-residential mortgage	22,970	23,375
Lines of credit, principally home equity and business lines	949,939	879,326
Standby letters of credit	68,748	66,012
Total Commitments to extend credit and available credit lines	$1,473,733	$1,284,200

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Any amounts due to the Company will be expected to be collected from the borrower.   Management reviews this credit exposure on a monthly basis.  At December 31, 2016 and 2015, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance and therefore no component of credit loss was factored into the valuation of the swaps.  A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2016
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$9,433	$(1,010)	6.3	1.86%	5.38%
Pay Variable/Receive Fixed Swaps	9,433	1,010	6.3	5.38%	1.86%
Total Swaps	$18,866	$-	6.3	3.62%	3.62%

	2015
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$9,942	$(1,312)	7.4	1.56%	5.34%
Pay Variable/Receive Fixed Swaps	9,942	1,312	7.4	5.34%	1.56%
Total Swaps	$19,884	$-	7.4	3.45%	3.45%

The estimated fair value of the swaps at December 31 for the periods indicated in the table above were recorded in other assets and other liabilities.  The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 19 - litigation

The Company and its subsidiaries are subject in the ordinary course of business to various pending or threatened legal proceedings in which claims for monetary damages are asserted. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these legal matters will have a material adverse effect on the Company’s financial condition, operating results or liquidity.

In 2014, as a result of an adverse jury verdict the Company accrued $6.5 million for litigation expenses associated with the actions of an employee of from an institution that was acquired in 2012.  During 2015, as a result of a settlement of all claims, including claims for a contribution from its insurer relating to this litigation, the Company reversed $4.5 million in previously accrued litigation expenses.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the December 31 for the years indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2016
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Residential mortgage loans held for sale	$-	$13,222	$-	$13,222
Investments available-for-sale:
U.S. government agencies	-	121,790	-	121,790
State and municipal	-	287,684	-	287,684
Mortgage-backed	-	312,711	-	312,711
Corporate debt	-	-	9,134	9,134
Trust preferred	-	-	1,012	1,012
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,010	-	1,010

Liabilities
Interest rate swap agreements	$-	$(1,010)	$-	$(1,010)

	2015
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Residential mortgage loans held for sale	$-	$15,457	$-	$15,457
Investments available-for-sale:
U.S. government agencies	-	108,400	-	108,400
State and municipal	-	164,707	-	164,707
Mortgage-backed	-	316,696	-	316,696
Trust preferred	-	-	1,023	1,023
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,312	-	1,312

Liabilities
Interest rate swap agreements	$-	$(1,312)	$-	$(1,312)

The fair value of investments transferred or that are purchased and placed in Level 3 is estimated by discounting the expected future cash flows using the current rates for investments with similar credit ratings and similar remaining maturities.  Expected cash flows were projected based on contractual cash flows.

The following table provides unrealized losses included in assets measured in the Consolidated Statements of Condition at fair value on a recurring basis for the periods indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2016	$1,023
Transfer into Level 3 assets	2,116
Purchases of Level 3 assets	7,000
Total unrealized gains included in other comprehensive income (loss)	7
Balance at December 31, 2016	$10,146

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31 for the year indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2016
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$8,981	$8,981	$(10,600)
Other real estate owned	-	-	1,911	1,911	(107)
Total	$-	$-	$10,892	$10,892	$(10,707)

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan losses. Fair values are determined using actual market prices
(Level 2), independent third party valuations and borrower records, discounted as appropriate (Level 3).

	2015
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$9,349	$9,349	$(10,348)
Other real estate owned	-	-	2,742	2,742	(80)
Total	$-	$-	$12,091	$12,091	$(10,428)

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan losses. Fair values are determined using actual market prices
(Level 2), independent third party valuations and borrower records, discounted as appropriate (Level 3).

At December 31, 2016, impaired loans totaling $24.1 million were written down to fair value of $19.3 million as a result of specific loan loss allowances of $4.8 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $28.9 million were written down to fair value of $25.5 million at December 31, 2015 as a result of specific loan loss allowances of $3.4 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:

			Fair Value Measurements
	2016		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$46,094	$46,094	$-	$46,094	$-
Loans, net of allowance	3,883,741	3,933,700	-	-	3,933,700
Other assets	93,328	93,328	-	93,328	-

Financial Liabilities
Time deposits	$586,039	$584,868	$-	$584,868	$-
Securities sold under retail repurchase agreements and
federal funds purchased	125,119	125,119	-	125,119	-
Advances from FHLB	790,000	800,756	-	800,756	-
Subordinated debentures	30,000	29,985	-	-	29,985

			Fair Value Measurements
	2015		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$249,601	$253,040	$-	$253,040	$-
Loans, net of allowance	3,454,475	3,526,807	-	-	3,526,807
Other assets	90,866	90,866	-	90,866	-

Financial Liabilities
Time deposits	$508,444	$508,000	$-	$508,000	$-
Securities sold under retail repurchase agreements and
federal funds purchased	109,145	109,145	-	109,145	-
Advances from FHLB	685,000	704,410	-	704,410	-
Subordinated debentures	35,000	14,694	-	-	14,694

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at December 31, 2016 and 2015, respectively, as determined by the each insurance carrier.  The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

Note 21 – Parent Company Financial Information

Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statement of Condition
	December 31,
(In thousands)	2016	2015
Assets
Cash and cash equivalents	$10,869	$9,154
Investments available-for-sale (at fair value)	10,357	1,223
Investments held-to-maturity	-	2,100
Investment in subsidiary	513,083	511,841
Loan to subsidiary	30,000	35,000
Other assets	515	352
Total assets	$564,824	$559,670

Liabilities
Subordinated debentures	$30,000	$35,000
Accrued expenses and other liabilities	1,252	243
Total liabilities	31,252	35,243
Stockholders’ Equity
Common stock	23,901	24,296
Additional paid in capital	165,871	175,588
Retained earnings	350,414	325,840
Accumulated other comprehensive loss	(6,614)	(1,297)
Total stockholders’ equity	533,572	524,427
Total liabilities and stockholders’ equity	$564,824	$559,670

Statements of Income
	Year Ended December 31,
(In thousands)	2016	2015	2014
Income:
Cash dividends from subsidiary	$43,975	$42,580	$19,530
Other income	2,476	995	902
Total income	46,451	43,575	20,432
Expenses:
Interest	944	899	881
Other expenses	1,139	1,123	1,060
Total expenses	2,083	2,022	1,941
Income before income taxes and equity in undistributed income of subsidiary	44,368	41,553	18,491
Income tax expense (benefit)	78	(308)	(266)
Income before equity in undistributed income of subsidiary	44,290	41,861	18,757
Equity in undistributed income of subsidiary	3,960	3,494	19,443
Net income	$48,250	$45,355	$38,200

Statements of Cash Flows
	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$48,250	$45,355	$38,200
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(3,960)	(3,494)	(19,443)
Dividends receivable from subsidiary bank
Share based compensation expense	2,139	1,979	1,452
Other-net	3,213	10	(261)
Net cash provided by operating activities	49,642	43,850	19,948
Cash Flows from Investing Activities:
Purchase of investment available-for-sale	(7,000)	(2,600)	-
Net cash used by investing activities	(7,000)	(2,600)	-
Cash Flows from Financing Activities:
Retirement of subordinated debt	(5,000)	-	-
Proceeds from issuance of common stock	897	487	394
Tax benefit from stock options exercised	125	350	321
Repurchase of common stock	(13,273)	(22,624)	(910)
Dividends paid	(23,676)	(22,397)	(19,216)
Net cash provided (used) by financing activities	(40,927)	(44,184)	(19,411)
Net increase (decrease) in cash and cash equivalents	1,715	(2,934)	537
Cash and cash equivalents at beginning of year	9,154	12,088	11,551
Cash and cash equivalents at end of year	$10,869	$9,154	$12,088

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2016 and 2015, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2016, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016:
Total Capital to risk-weighted assets
Company	$529,990	12.80%	$331,177	8.00%	N/A	N/A
Sandy Spring Bank	$508,593	12.33%	$330,023	8.00%	$412,529	10.00%
Tier 1 Capital to risk-weighted assets
Company	$485,923	11.74%	$248,383	6.00%	N/A	N/A
Sandy Spring Bank	$434,526	10.53%	$247,517	6.00%	$330,023	8.00%
Common Equity Tier 1 Capital to risk-
weighted assets
Company	$455,923	11.01%	$186,287	4.50%	N/A	N/A
Sandy Spring	$434,526	10.53%	$185,638	4.50%	$268,144	6.50%
Tier 1 Leverage
Company	$485,923	10.14%	$191,776	4.00%	N/A	N/A
Sandy Spring Bank	$434,526	9.09%	$191,304	4.00%	$239,130	5.00%

As of December 31, 2015:
Total Capital to risk-weighted assets
Company	$519,179	14.25%	$291,444	8.00%	N/A	N/A
Sandy Spring Bank	$505,510	13.90%	$290,920	8.00%	$363,650	10.00%
Tier 1 Capital to risk-weighted assets
Company	$478,284	13.13%	$218,583	6.00%	N/A	N/A
Sandy Spring Bank	$429,615	11.81%	$218,190	6.00%	$290,920	8.00%
Common Equity Tier 1 Capital to risk-
weighted assets
Company	$443,284	12.17%	$163,937	4.50%	N/A	N/A
Sandy Spring	$429,615	11.81%	$163,642	4.50%	$236,372	6.50%
Tier 1 Leverage
Company	$478,284	10.60%	$180,463	4.00%	N/A	N/A
Sandy Spring Bank	$429,615	9.53%	$180,279	4.00%	$225,349	5.00%

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2016, 2015 and 2014, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2016, 2015 and 2014, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.2 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2016, 2015 and 2014, respectively.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:

	2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$170,556	$3	$5	$(8)	$170,556
Interest expense	21,012	-	-	(8)	21,004
Provision for loan losses	5,546	-	-	-	5,546
Non-interest income	38,769	5,418	7,568	(713)	51,042
Non-interest expenses	114,368	5,097	4,306	(713)	123,058
Income before income taxes	68,399	324	3,267	-	71,990
Income tax expense	22,337	130	1,273	-	23,740
Net income	$46,062	$194	$1,994	$-	$48,250

Assets	$5,092,283	$7,732	$13,650	$(22,282)	$5,091,383

	2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$158,313	$1	$4	$(6)	$158,312
Interest expense	20,119	-	-	(6)	20,113
Provision for loan losses	5,371	-	-	-	5,371
Non-interest income	53,398	5,516	7,104	(16,117)	49,901
Non-interest expenses	122,183	5,189	4,092	(16,117)	115,347
Income before income taxes	64,038	328	3,016	-	67,382
Income tax expense	20,710	141	1,176	-	22,027
Net income	$43,328	$187	$1,840	$-	$45,355

Assets	$4,656,573	$5,542	$12,658	$(19,393)	$4,655,380

	2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$148,366	$6	$11	$(17)	$148,366
Interest expense	18,835	-	-	(17)	18,818
Provision (credit) for loan losses	(163)	-	-	-	(163)
Non-interest income	38,388	5,386	6,798	(3,701)	46,871
Non-interest expenses	115,577	5,290	3,634	(3,701)	120,800
Income before income taxes	52,505	102	3,175	-	55,782
Income tax expense	16,300	43	1,239	-	17,582
Net income	$36,205	$59	$1,936	$-	$38,200

Assets	$4,399,133	$5,842	$11,913	$(19,756)	$4,397,132

Note 24 – Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for the years ended December 31 is provided in the following tables:

	2016
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$41,653	$41,803	$42,857	$44,243
Interest expense	5,531	5,071	5,126	5,276
Net interest income	36,122	36,732	37,731	38,967
Provision for loan losses	1,236	2,957	781	572
Non-interest income	13,363	12,751	12,584	12,344
Non-interest expense	32,317	30,871	29,326	30,544
Income before income taxes	15,932	15,655	20,208	20,195
Income tax expense	5,119	5,008	6,734	6,879
Net income	$10,813	$10,647	$13,474	$13,316

Basic net income per share	$0.45	$0.45	$0.56	$0.55
Diluted net income per share	$0.45	$0.44	$0.56	$0.55

	2015
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$38,072	$38,849	$40,317	$41,074
Interest expense	4,699	4,916	5,201	5,297
Net interest income	33,373	33,933	35,116	35,777
Provision for loan losses	597	1,218	1,706	1,850
Non-interest income	13,159	12,109	12,390	12,243
Non-interest expense	29,244	29,477	29,630	26,996
Income before income taxes	16,691	15,347	16,170	19,174
Income tax expense	5,466	5,014	5,175	6,372
Net income	$11,225	$10,333	$10,995	$12,802

Basic net income per share	$0.45	$0.42	$0.45	$0.53
Diluted net income per share	$0.45	$0.42	$0.45	$0.52

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2016 Changes In Internal Controls Over Financial Reporting

No change occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2016.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s annual report on internal control over financial reporting is located on page 58 of this report.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The material labeled “Information About Nominees and Incumbent Directors,” “Corporate Governance and Other Matters,”  “Section 16(a) Beneficial Ownership Reporting Compliance,” “Shareholder Proposals and Communications,” and  “Report of the Audit Committee” in the Proxy Statement is incorporated in this Report by reference. Information regarding executive officers is included under the caption “Executive Officers” on page 15 of this Report.

Item 11. Executive Compensation

The material labeled "Corporate Governance and Other Matters," "Compensation Discussion and Analysis," and "Compensation Committee Report" in the Proxy Statement is incorporated in this Report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related   Stockholder Matters

The material labeled “Owners of More than 5% of Bancorp’s Common Stock” and, "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from “Equity Compensation Plans” on page 26.

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

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

   Consolidated Statements of Condition at December 31, 2016 and 2015

   Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

   Consolidates Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

   Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014

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

10(a)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, SEC File No. 0-19065
10(b)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065
10(c)*	Form of Amendment to Directors’ Fee Deferral Agreement	Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10(d)*	Sandy Spring Bank Directors’ Deferred Fee Plan
10(e)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10.1 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065
10(f)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10(g)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065
10(h)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, File No. 333-166808
10(i)*	Sandy Spring Bank Executive Incentive Retirement Plan	Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065

10(j)*	Sandy Spring Bancorp, Inc. 2011 Employee Stock Purchase Plan	Appendix A of the Definitive Proxy Statement filed on March 28, 2011, SEC File No. 0-19065
10(k)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(m) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
10(l)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Joseph J. O’Brien, Jr.	Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065
10(m)*	Second Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider dated January 1, 2009	Exhibit 10.1 to Form 8-K dated March 7, 2013, SEC File No. 0-19065
10(n)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Philip J. Mantua dated January 13, 2012	Exhibit 10.2 to Form 8-K dated March 7, 2013, SEC File No. 0-19065
10(o)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Joseph J. O’Brien, Jr. dated January 13, 2012	Exhibit 10.3 to Form 8-K dated March 7, 2013, SEC File No. 0-19065
10(p)*	Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and R. Louis Caceres dated March 9, 2012	Exhibit 10.4 to Form 8-K dated March 7, 2013, SEC File No. 0-19065
10(q)*	Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Ronald E. Kuykendall dated March 7, 2013	Exhibit 10(t) to Form 10-K for the year ended December 31, 2013, SEC File No. 0-19065
10(r)*	Sandy Spring Bancorp, Inc. 2015 Omnibus Incentive Plan	Appendix A of the Definitive Proxy Statement filed on March 31, 2015, SEC File No. 0-19065
21	Subsidiaries
23(a)	Consent of Ernst and Young LLP
31(a)	Rule 13a-14(a)/15d-14(a) Certification
31(b)	Rule 13a-14(a)/15d-14(a) Certification
32(a)	18 U.S.C. Section 1350 Certification
32(b)	18 U.S.C. Section 1350 Certification
101

The following materials from the Sandy Spring Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) related notes.

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
Daniel J. Schrider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2016.

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