Form 10-K/A
period 2016-12-31
SANDY SPRING BANCORP INC
filed 2017-03-06
CIK 824410

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

Explanatory Statement to Form 10-K Amendment

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K of Sandy Spring Bancorp, Inc. for the year ended December 31, 2016, filed with the Securities Exchange Commission on March 3, 2017 (the “Original Form 10-K”). The purpose of this Amendment is to correct the date on the signature page to the Original Form 10-K, which should read March 1, 2017 and not March 1, 2016.

In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Statements of Condition at December 31, 2016 and 2015

Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

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

Exhibit No.	Description	Incorporated by Reference to:
3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065
3(b)	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Exhibit 3(b) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
3(c)	Bylaws of Sandy Spring Bancorp, Inc.	Previously filed
4(a)	No long-term debt instrument issued by the Company exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company will furnish the SEC copies of all long-term debt instruments and related agreements upon request.
10(a)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, SEC File No. 0-19065
10(b)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065
10(c)*	Form of Amendment to Directors’ Fee Deferral Agreement	Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10(d)*	Sandy Spring Bank Directors’ Deferred Fee Plan	Previously filed
10(e)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10.1 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065
10(f)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10(g)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065
10(h)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, File No. 333-166808
10(i)*	Sandy Spring Bank Executive Incentive Retirement Plan	Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065

10(j)*	Sandy Spring Bancorp, Inc. 2011 Employee Stock Purchase Plan	Appendix A of the Definitive Proxy Statement filed on March 28, 2011, SEC File No. 0-19065
10(k)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(m) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
10(l)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Joseph J. O’Brien, Jr.	Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065
10(m)*	Second Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider dated January 1, 2009	Exhibit 10.1 to Form 8-K dated March 7, 2013, SEC File No. 0-19065
10(n)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Philip J. Mantua dated January 13, 2012	Exhibit 10.2 to Form 8-K dated March 7, 2013, SEC File No. 0-19065
10(o)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Joseph J. O’Brien, Jr. dated January 13, 2012	Exhibit 10.3 to Form 8-K dated March 7, 2013, SEC File No. 0-19065
10(p)*	Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and R. Louis Caceres dated March 9, 2012	Exhibit 10.4 to Form 8-K dated March 7, 2013, SEC File No. 0-19065
10(q)*	Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Ronald E. Kuykendall dated March 7, 2013	Exhibit 10(t) to Form 10-K for the year ended December 31, 2013, SEC File No. 0-19065
10(r)*	Sandy Spring Bancorp, Inc. 2015 Omnibus Incentive Plan	Appendix A of the Definitive Proxy Statement filed on March 31, 2015, SEC File No. 0-19065
21	Subsidiaries	Previously filed
23(a)	Consent of Ernst and Young LLP	Previously filed
31(a)	Rule 13a-14(a)/15d-14(a) Certification
31(b)	Rule 13a-14(a)/15d-14(a) Certification
32(a)	18 U.S.C. Section 1350 Certification
32(b)	18 U.S.C. Section 1350 Certification
101	The following materials from the Sandy Spring Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) related notes.

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
Daniel J. Schrider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2017.

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

5