Form 10-Q
period 2017-03-31
SANDY SPRING BANCORP INC
filed 2017-05-05
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Yes  X        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer  X   Non-accelerated filer         Smaller reporting company x    Emerging growth company x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes            No   X

The number of outstanding shares of common stock outstanding as of May 2, 2017

Common stock, $1.00 par value – 23,974,299 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
March 31, 2017 and December 31, 2016	4

Condensed Consolidated Statements of Income - Unaudited for the Three Months
Ended March 31, 2017 and 2016	5

Condensed Consolidated Statements of Comprehensive Income – Unaudited for
the Three Months Ended March 31, 2017 and 2016	6

Condensed Consolidated Statements of Cash Flows – Unaudited for the Three
Months Ended March 31, 2017	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Three Months Ended March 31, 2017 and 2016	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	56

Item 4. CONTROLS AND PROCEDURES	56

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	56

Item 1A. RISK FACTORS	56

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	56

Item 3. DEFAULTS UPON SENIOR SECURITIES	57

Item 4. MINE SAFETY DISCLOSURES	57

Item 5. OTHER INFORMATION	57

Item 6. EXHIBITS	57

SIGNATURES	58

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2016 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Assets
Cash and due from banks	$48,362	$53,190
Federal funds sold	2,336	1,953
Interest-bearing deposits with banks	51,171	78,982
Cash and cash equivalents	101,869	134,125
Residential mortgage loans held for sale (at fair value)	17,717	13,222
Investments available-for-sale (at fair value)	814,096	733,554
Other equity securities	41,611	46,094
Total loans	3,992,996	3,927,808
Less: allowance for loan losses	(43,861)	(44,067)
Net loans	3,949,135	3,883,741
Premises and equipment, net	53,346	53,562
Other real estate owned	1,294	1,911
Accrued interest receivable	14,532	14,589
Goodwill	85,768	85,768
Other intangible assets, net	654	680
Other assets	121,142	124,137
Total assets	$5,201,164	$5,091,383

Liabilities
Noninterest-bearing deposits	$1,234,505	$1,138,139
Interest-bearing deposits	2,564,693	2,439,405
Total deposits	3,799,198	3,577,544
Securities sold under retail repurchase agreements and federal funds purchased	141,244	125,119
Advances from FHLB	675,000	790,000
Subordinated debentures	-	30,000
Accrued interest payable and other liabilities	41,461	35,148
Total liabilities	4,656,903	4,557,811

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 23,930,165 and 23,901,084 at March 31, 2017 and
December 31, 2016, respectively	23,930	23,901
Additional paid in capital	166,614	165,871
Retained earnings	359,251	350,414
Accumulated other comprehensive loss	(5,534)	(6,614)
Total stockholders' equity	544,261	533,572
Total liabilities and stockholders' equity	$5,201,164	$5,091,383

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016
Interest Income:
Interest and fees on loans and leases	$40,223	$36,206
Interest on loans held for sale	82	134
Interest on deposits with banks	90	53
Interest and dividends on investment securities:
Taxable	3,608	3,286
Exempt from federal income taxes	1,951	1,973
Interest on federal funds sold	4	1
Total interest income	45,958	41,653
Interest Expense:
Interest on deposits	2,488	1,837
Interest on retail repurchase agreements and federal funds purchased	76	66
Interest on advances from FHLB	3,129	3,374
Interest on subordinated debt	12	254
Total interest expense	5,705	5,531
Net interest income	40,253	36,122
Provision for loan and lease losses	194	1,236
Net interest income after provision for loan and lease losses	40,059	34,886
Non-interest Income:
Investment securities gains	2	1,769
Service charges on deposit accounts	1,964	1,903
Mortgage banking activities	608	535
Wealth management income	4,484	4,405
Insurance agency commissions	1,752	1,445
Income from bank owned life insurance	594	615
Bank card fees	1,145	1,089
Other income	2,083	1,602
Total non-interest income	12,632	13,363
Non-interest Expenses:
Salaries and employee benefits	17,801	18,230
Occupancy expense of premises	3,402	3,473
Equipment expenses	1,724	1,664
Marketing	663	681
Outside data services	1,392	1,363
FDIC insurance	805	637
Amortization of intangible assets	26	32
Other expenses	4,168	6,237
Total non-interest expenses	29,981	32,317
Income before income taxes	22,710	15,932
Income tax expense	7,598	5,119
Net income	$15,112	$10,813

Net Income Per Share Amounts:
Basic net income per share	$0.63	$0.45
Diluted net income per share	$0.63	$0.45
Dividends declared per common share	$0.26	$0.24

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income	$15,112	$10,813
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains on investments available-for-sale	1,502	10,655
Related income tax expense	(598)	(4,232)
Net investment gains reclassified into earnings	(2)	(1,769)
Related income tax expense	-	705
Net effect on other comprehensive income for the period	902	5,359

Defined benefit pension plan:
Recognition of unrealized loss	295	284
Related income tax benefit	(117)	(113)
Net effect on other comprehensive income for the period	178	171
Total other comprehensive income	1,080	5,530
Comprehensive income	$16,192	$16,343

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Operating activities:
Net income	$15,112	$10,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,980	1,905
Provision for loan losses	194	1,236
Share based compensation expense	496	477
Tax benefits associated with share based compensation	239	77
Deferred income tax expense	(214)	626
Origination of loans held for sale	(34,895)	(26,862)
Proceeds from sales of loans held for sale	41,850	32,592
Losses on sales of loans held for sale	924	493
(Gains) losses on sales of other real estate owned	(17)	72
Investment securities gains	(2)	(1,769)
Net (increase) decrease in accrued interest receivable	57	(239)
Net decrease in other assets	(195)	(565)
Net increase (decrease) in accrued expenses and other liabilities	6,076	(3,731)
Other – net	2,654	788
Net cash provided by operating activities	34,259	15,913
Investing activities:
Proceeds of other equity securities	4,483	3,807
Purchases of investments available-for-sale	(105,028)	-
Proceeds from sales of investment available-for-sale	-	40,863
Proceeds from maturities, calls and principal payments of investments held-to-maturity	-	5,004
Proceeds from maturities, calls and principal payments of investments available-for-sale	25,296	59,561
Net increase in loans	(77,674)	(83,890)
Proceeds from the sales of other real estate owned	759	163
Expenditures for premises and equipment	(1,131)	(1,451)
Net cash provided (used) in investing activities	(153,295)	24,057
Financing activities:
Net increase in deposits	221,654	148,578
Net increase in retail repurchase agreements and federal funds purchased	16,125	11,898
Proceeds from advances from FHLB	1,130,000	760,000
Repayment of advances from FHLB	(1,245,000)	(855,000)
Retirement of subordinated debt	(30,000)	-
Proceeds from issuance of common stock	276	184
Repurchase of common stock	-	(13,273)
Dividends paid	(6,275)	(5,843)
Net cash provided by financing activities	86,780	46,544
Net increase (decrease) in cash and cash equivalents	(32,256)	86,514
Cash and cash equivalents at beginning of period	134,125	72,882
Cash and cash equivalents at end of period	$101,869	$159,396

Supplemental disclosures:
Interest payments	$5,936	$5,795
Income tax payments	7	6,396
Transfer of investments held-to-maturity to available-for-sale	-	203,118
Transfer from loans to residential mortgage loans held for sale	12,374	18,752
Transfer from loans to other real estate owned	113	-

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2017	$23,901	$165,871	$350,414	$(6,614)	$533,572
Net income	-	-	15,112	-	15,112
Other comprehensive income, net of tax	-	-	-	1,080	1,080
Common stock dividends - $0.26 per share	-	-	(6,275)	-	(6,275)
Stock compensation expense	-	496	-	-	496
Common stock issued pursuant to:
Stock option plan - 17,362 shares	17	283	-	-	300
Employee stock purchase plan - 4,431 shares	5	151	-	-	156
Restricted stock - 7,288 shares	7	(187)	-	-	(180)
Balances at March 31, 2017	$23,930	$166,614	$359,251	$(5,534)	$544,261

Balance at January 1, 2016	$24,296	$175,588	$325,840	$(1,297)	$524,427
Net income	-	-	10,813	-	10,813
Other comprehensive income, net of tax	-	-	-	5,530	5,530
Common stock dividends - $0.24 per share	-	-	(5,843)	-	(5,843)
Stock compensation expense	-	477	-	-	477
Common stock issued pursuant to:
Stock option plan - 21,694 shares	21	264	-	-	285
Employee stock purchase plan - 6,937 shares	7	150	-	-	157
Restricted stock - 15,162 shares	15	(196)	-	-	(181)
Purchase of treasury shares - 512,459 shares	(512)	(12,761)	-	-	(13,273)
Balances at March 31, 2016	$23,827	$163,522	$330,810	$4,233	$522,392

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2017. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 3, 2017.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2016 Annual Report on Form 10-K.

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

Pending Accounting Pronouncements

The FASB issued Update No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities, in March 2017. This guidance is intended to eliminate the current diversity in practice with respect to the amortization period for certain purchased callable debt securities held at a premium. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The amendments in this update shorten the amortization period for such callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. This guidance is effective for a public business entity that is a U.S. Securities and Exchange Commission (SEC) filer for its fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, in January 2017. The objective of this guidance is to simplify an entity’s required test for impairment of goodwill by eliminating Step 2 from the goodwill impairment test. In Step 2 an entity measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill, an entity had to determine the fair value at the impairment date of its assets and liabilities, including any unrecognized assets and liabilities, following a procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this Update, an entity should perform its annual or quarterly goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and record an impairment charge for the excess of the carrying amount over the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit and the entity must consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is effective for a public business entity that is an SEC filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Update 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, in January 2017. The objective of this guidance is to clarify the definition of a business to provide entities with assistance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides a screen to determine when an integrated set of assets and activities (a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable assets or a group of similar identifiable assets, the set is not a business. The screen thus reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, as set must include, at a minimum, an input and substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for an asset to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. This guidance is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Update No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in August 2016. This guidance is intended to reduce the diversity in practice with respect to the presentation and classification of items in the statement of cash flows. This guidance is effective for public business entities for the first interim or annual period beginning after December 15, 2017. The standard’s provisions will be applied using a retrospective transition method to each period presented. An entity may elect early adoption but must adopt all of the amendments in the same period. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Update No. 2016-13, Current Expected Credit Losses (CECL), in June 2016. This guidance changes the impairment model for most financial assets measured at amortized cost and certain other instruments. Entities will be required to use an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current condition and reasonable and supportable forecasts.  This will result in earlier recognition of loss allowances in most instances. Credit losses related to available-for-sale debt securities (regardless of whether the impairment is considered to be other-than-temporary) will be measured in a manner similar to the present, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities. With respect to trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures, the guidance requires that an entity estimate its lifetime expected credit loss and record an allowance resulting in the net amount expected to be collected to be reflected as the financial asset.  Entities are also required to provide significantly more disclosures, including information used to track credit quality by year of origination for most financing receivables. This guidance is effective for public business entities for the first interim or annual period beginning after December 15, 2019. The standard’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption by public business entities is permitted for the first interim or annual period beginning after December 15, 2018. The Company is assessing this guidance to determine its impact on the Company’s financial position, results of operations and cash flows.

The FASB issued Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in March 2016. This guidance is intended to clarify a potential implementation issue with respect to determining whether an entity is a principal or an agent in an arrangement. The guidance provides indicators to assist in this evaluation when another party is involved in the arrangement to identify which party is the principal and which party is the agent. The effective date for this guidance is the same as the effective date of Update 2014-09, Revenue from Contracts with Customers. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Update No. 2016-02, Leases, in February 2016. From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The guidance also eliminates the current real estate-specific provision and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs. With respect to lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. In applying this guidance entities will also need to determine whether an arrangement contains a lease or service agreement. Disclosures are required by lessees and lessors to meet the objective of enabling users of financials statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For public entities, this guidance is effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is assessing this guidance to determine its impact on the Company’s financial position, results of operations and cash flows.

The FASB issued Update No. 2016-01, Financial Instruments - Overall,  in January 2016.  This guidance requires entities to measure equity investments at fair value and recognize changes on fair value in net income. The guidance also provides a new measurement alternative for equity investments that do not have readily determinable fair values and don’t qualify for the net asset value practical expedient. Entities will have to record changes in instrument –specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, except for certain financial liabilities of consolidated collateralized financing entities. Entities will also have to reassess the realizability of a deferred tax asset related to an available-for-sale debt security in combination with their other deferred tax assets. This simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. For public entities, the guidance in this update is effective for the first interim or annual period beginning after December 15, 2017. Early adoption by public entities is permitted as of the beginning of the year of adoption for selected amendments by a cumulative effect adjustment to the balance sheet. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic  606), in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This standard may affect an entity’s financial statements, business processes and internal control over financial reporting. The guidance is effective for the first interim or annual period beginning after December 15, 2017. The guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. As ASU 2014-09 does not apply to revenue associated with financial instruments, net interest income, mortgage origination and servicing activities, and gains and losses from securities are not impacted by the standard. For other revenue streams such as: 1) wealth management income; 2) insurance agency commissions; 3) bank card fees; and 4) service charges on deposit accounts, we do not expect this standard to have a material impact on the timing of revenue recognition. We are currently evaluating the disclosure requirements of the standard.   An assessment of the impact of this guidance has been performed and the Company does not expect it to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	March 31, 2017				December 31, 2016
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$124,316	$-	$(2,547)	$121,769	$124,314	$32	$(2,556)	$121,790
State and municipal	326,743	8,207	(462)	334,488	281,090	7,180	(586)	287,684
Mortgage-backed	347,574	2,801	(4,113)	346,262	314,029	2,851	(4,169)	312,711
Corporate debt	9,100	304	-	9,404	9,100	34	-	9,134
Trust preferred	931	19	-	950	1,089	-	(77)	1,012
Total debt securities	808,664	11,331	(7,122)	812,873	729,622	10,097	(7,388)	732,331
Marketable equity securities	1,223	-	-	1,223	1,223	-	-	1,223
Total investments available-for-sale	$809,887	$11,331	$(7,122)	$814,096	$730,845	$10,097	$(7,388)	$733,554

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at March 31, 2017 are not the result of credit related events but due to changes in interest rates.   These declines in fair market value are considered temporary in nature and are expected to recover over time as these securities approach maturity.

The mortgage-backed securities portfolio at March 31, 2017 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($119.9 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($226.4 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time to allow for any anticipated recovery in fair value.

At March 31, 2017 the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totaled $0.9 million with a fair value of the same amount.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended March 31, 2017.  The security had an insignificant unrealized gain at March 31, 2017 recognized in other comprehensive income (“OCI”).  The security is not expected to be sold and the Company has the ability to hold it until maturity.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2016	$531

Additions for credit losses not previously recognized	-

Cumulative credit losses on investment securities through March 31, 2017	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	March 31, 2017
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	14	$111,769	$2,547	$-	$2,547
State and municipal	57	57,432	388	74	462
Mortgage-backed	38	222,855	3,903	210	4,113
Total	109	$392,056	$6,838	$284	$7,122

	December 31, 2016
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	12	$96,788	$2,556	$-	$2,556
State and municipal	53	48,010	516	70	586
Mortgage-backed	37	212,844	3,971	198	4,169
Trust preferred	1	1,012	-	77	77
Total	103	$358,654	$7,043	$345	$7,388

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

	March 31, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$5,310	$5,348	$7,493	$7,541
Due after one year through five years	162,299	168,435	156,953	162,233
Due after five years through ten years	289,294	289,884	282,468	282,713
Due after ten years	351,761	349,206	282,708	279,844
Total debt securities available for sale	$808,664	$812,873	$729,622	$732,331

At March 31, 2017 and December 31, 2016, investments available-for-sale with a book value of $468.2 million and $453.0 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2017 and December 31, 2016.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	March 31, 2017	December 31, 2016
Federal Reserve Bank stock	$8,352	$8,334
Federal Home Loan Bank of Atlanta stock	33,259	37,760
Total equity securities	$41,611	$46,094

Note 3 – LOANS

Outstanding loan balances at March 31, 2017 and December 31, 2016 are net of unearned income including net deferred loan costs of $1.5 million and $1.4 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2017	December 31, 2016
Residential real estate:
Residential mortgage	$848,814	$841,692
Residential construction	170,285	150,229
Commercial real estate:
Commercial owner occupied real estate	772,443	775,552
Commercial investor real estate	979,410	928,113
Commercial acquisition, development and construction	309,350	308,279
Commercial business	457,216	467,286
Consumer	455,478	456,657
Total loans	$3,992,996	$3,927,808

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan Losses

Summary information on the allowance for loan loss activity for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2017	2016
Balance at beginning of year	$44,067	$40,895
Provision for loan losses	194	1,236
Loan charge-offs	(482)	(511)
Loan recoveries	82	146
Net charge-offs	(400)	(365)
Balance at period end	$43,861	$41,766

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2017
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$7,539	$4,652	$12,939	$7,885		$2,828	$7,261	$963	$44,067
Provision (credit)	400	(433)	(42)	(805)		365	529	180	194
Charge-offs	(289)	-	-	-		(191)	(2)	-	(482)
Recoveries	29	-	5	-		24	18	6	82
Net charge-offs	(260)	-	5	-		(167)	16	6	(400)
Balance at end of period	$7,679	$4,219	$12,902	$7,080		$3,026	$7,806	$1,149	$43,861

Total loans and leases	$457,216	$309,350	$979,410	$772,443		$455,478	$848,814	$170,285	$3,992,996
Allowance for loans losses to total loans ratio	1.68%	1.36%	1.32%	0.92%		0.66%	0.92%	0.67%	1.10%

Balance of loans specifically evaluated for impairment	$7,012	$137	$7,970	$5,849	$	na.	$2,910	$-	$23,878
Allowance for loans specifically evaluated for impairment	$3,014	$-	$1,736	$568	$	na.	$-	$-	$5,318
Specific allowance to specific loans ratio	42.98%	-	21.78%	9.71%		na.	-	-	22.27%

Balance of loans collectively evaluated	$450,204	$309,213	$971,440	$766,594		$455,478	$845,904	$170,285	$3,969,118
Allowance for loans collectively evaluated	$4,665	$4,219	$11,166	$6,512		$3,026	$7,806	$1,149	$38,543
Collective allowance to collective loans ratio	1.04%	1.36%	1.15%	0.85%		0.66%	0.92%	0.67%	0.97%

	For the Year Ended December 31,2016
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$6,529	$4,691	$10,440	$7,984		$3,456	$6,901	$894	$40,895
Provision (credit)	1,563	(31)	2,563	(104)		112	1,406	37	5,546
Charge-offs	(597)	(48)	(197)	-		(888)	(1,404)	-	(3,134)
Recoveries	44	40	133	5		148	358	32	760
Net charge-offs	(553)	(8)	(64)	5		(740)	(1,046)	32	(2,374)
Balance at end of period	$7,539	$4,652	$12,939	$7,885		$2,828	$7,261	$963	$44,067

Total loans and leases	$467,286	$308,279	$928,113	$775,552		$456,657	$841,692	$150,229	$3,927,808
Allowance for loan losses to total loans ratio	1.61%	1.51%	1.39%	1.02%		0.62%	0.86%	0.64%	1.12%

Balance of loans specifically evaluated for impairment	$7,018	$137	$8,107	$5,567	$	na.	$3,263	$-	$24,092
Allowance for loans specifically evaluated for impairment	$2,604	$-	$1,736	$485	$	na.	$-	$-	$4,825
Specific allowance to specific loans ratio	37.10%	-	21.41%	8.71%		na.	-	-	20.03%

Balance of loans collectively evaluated	$460,268	$308,142	$920,006	$769,985		$456,657	$838,429	$150,229	$3,903,716
Allowance for loans collectively evaluated	$4,935	$4,652	$11,203	$7,400		$2,828	$7,261	$963	$39,242
Collective allowance to collective loans ratio	1.07%	1.51%	1.22%	0.96%		0.62%	0.87%	0.64%	1.01%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	March 31, 2017	December 31, 2016
Impaired loans with a specific allowance	$14,189	$13,563
Impaired loans without a specific allowance	9,689	10,529
Total impaired loans	$23,878	$24,092

Allowance for loan losses related to impaired loans	$5,318	$4,825
Allowance for loan losses related to loans collectively evaluated	38,543	39,242
Total allowance for loan losses	$43,861	$44,067

Average impaired loans for the period	$23,985	$26,382
Contractual interest income due on impaired loans during the period	$625	$2,082
Interest income on impaired loans recognized on a cash basis	$281	$511
Interest income on impaired loans recognized on an accrual basis	$70	$186

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	March 31, 2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Accruing	$1,053	$-	$-	$-	$-	$1,053
Non-accruing	2,470	-	7,030	2,164	-	11,664
Restructured accruing	825	-	-	-	-	825
Restructured non-accruing	8	-	-	639	-	647
Balance	$4,356	$-	$7,030	$2,803	$-	$14,189

Allowance	$3,014	$-	$1,736	$568	$-	$5,318

Impaired loans without a specific allowance
Non-accruing	$1,552	$-	$430	$1,117	$-	$3,099
Restructured accruing	285	-	-	743	556	1,584
Restructured non-accruing	819	137	510	1,186	2,354	5,006
Balance	$2,656	$137	$940	$3,046	$2,910	$9,689

Total impaired loans
Accruing	$1,053	$-	$-	$-	$-	$1,053
Non-accruing	4,022	-	7,460	3,281	-	14,763
Restructured accruing	1,110	-	-	743	556	2,409
Restructured non-accruing	827	137	510	1,825	2,354	5,653
Balance	$7,012	$137	$7,970	$5,849	$2,910	$23,878

Unpaid principal balance in total impaired loans	$7,863	$4,398	$12,661	$8,054	$3,721	$36,697

	March 31, 2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,015	$137	$8,039	$5,708	$3,086	$23,985
Contractual interest income due on impaired loans during the period	$191	$77	$176	$150	$31
Interest income on impaired loans recognized on a cash basis	$93	$-	$10	$74	$104
Interest income on impaired loans recognized on an accrual basis	$51	$-	$-	$9	$10

	December 31, 2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$2,807	$-	$7,029	$1,884	$-	$11,720
Restructured accruing	1,140	-	-	-	-	1,140
Restructured non-accruing	64	-	-	639	-	703
Balance	$4,011	$-	$7,029	$2,523	$-	$13,563

Allowance	$2,604	$-	$1,736	$485	$-	$4,825

Impaired loans without a specific allowance
Non-accruing	$1,562	$-	$562	$1,083	$-	$3,207
Restructured accruing	45	-	-	744	560	1,349
Restructured non-accruing	1,400	137	516	1,217	2,703	5,973
Balance	$3,007	$137	$1,078	$3,044	$3,263	$10,529

Total impaired loans
Non-accruing	$4,369	$-	$7,591	$2,967	$-	$14,927
Restructured accruing	1,185	-	-	744	560	2,489
Restructured non-accruing	1,464	137	516	1,856	2,703	6,676
Balance	$7,018	$137	$8,107	$5,567	$3,263	$24,092

Unpaid principal balance in total impaired loans	$10,082	$4,398	$12,805	$7,760	$3,971	$39,016

	December 31, 2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,646	$150	$9,480	$6,561	$4,545	$26,382
Contractual interest income due on impaired loans during the period	$570	$294	$718	$310	$190
Interest income on impaired loans recognized on a cash basis	$153	$-	$43	$266	$49
Interest income on impaired loans recognized on an accrual basis	$107	$-	$-	$37	$42

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	March 31, 2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$4,849	$137	$7,970	$5,106	$3,058	$6,908	$189	$28,217
Loans 90 days past due	-	-	-	-	-	232	-	232
Restructured loans	1,110	-	-	743	-	556	-	2,409
Total non-performing loans	5,959	137	7,970	5,849	3,058	7,696	189	30,858
Other real estate owned	39	365	395	-	-	495	-	1,294
Total non-performing assets	$5,998	$502	$8,365	$5,849	$3,058	$8,191	$189	$32,152

	December 31, 2016
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$5,833	$137	$8,107	$4,823	$2,859	$7,257	$195	$29,211
Loans 90 days past due	-	-	-	-	-	232	-	232
Restructured loans	1,185	-	-	744	-	560	-	2,489
Total non-performing loans	7,018	137	8,107	5,567	2,859	8,049	195	31,932
Other real estate owned	39	365	395	637	-	475	-	1,911
Total non-performing assets	$7,057	$502	$8,502	$6,204	$2,859	$8,524	$195	$33,843

	March 31, 2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$5,140	$-	$-	$252	$586	$5,747	$-	$11,725
61-90 days	602	-	-	268	408	273	-	1,551
> 90 days	-	-	-	-	-	232	-	232
Total past due	5,742	-	-	520	994	6,252	-	13,508
Non-accrual loans	4,849	137	7,970	5,106	3,058	6,908	189	28,217
Current loans	446,625	309,213	971,440	766,817	451,426	835,654	170,096	3,951,271
Total loans	$457,216	$309,350	$979,410	$772,443	$455,478	$848,814	$170,285	$3,992,996

	December 31, 2016
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$663	$896	$850	$1,479	$808	$3,969	$-	$8,665
61-90 days	672	-	1,206	744	1,104	2,139	-	5,865
> 90 days	-	-	-	-	-	232	-	232
Total past due	1,335	896	2,056	2,223	1,912	6,340	-	14,762
Non-accrual loans	5,833	137	8,107	4,823	2,859	7,257	195	29,211
Current loans	460,118	307,246	917,950	768,506	451,886	828,095	150,034	3,883,835
Total loans	$467,286	$308,279	$928,113	$775,552	$456,657	$841,692	$150,229	$3,927,808

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	March 31, 2017
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$439,936	$309,213	$968,724	$757,890	$2,475,763
Special Mention	3,705	-	2,373	6,510	12,588
Substandard	13,575	137	8,313	8,043	30,068
Doubtful	-	-	-	-	-
Total	$457,216	$309,350	$979,410	$772,443	$2,518,419

	December 31, 2016
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$442,725	$308,142	$917,255	$758,651	$2,426,773
Special Mention	10,010	-	2,395	9,255	21,660
Substandard	14,551	137	8,463	7,646	30,797
Doubtful	-	-	-	-	-
Total	$467,286	$308,279	$928,113	$775,552	$2,479,230

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	March 31, 2017
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$452,420	$841,118	$170,096	$1,463,634
Non-performing:
90 days past due	-	232	-	232
Non-accruing	3,058	6,908	189	10,155
Restructured loans	-	556	-	556
Total	$455,478	$848,814	$170,285	$1,474,577

	December 31, 2016
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$453,798	$833,643	$150,034	$1,437,475
Non-performing:
90 days past due	-	232	-	232
Non-accruing	2,859	7,257	195	10,311
Restructured loans	-	560	-	560
Total	$456,657	$841,692	$150,229	$1,448,578

During the three months ended March 31, 2017, the Company restructured $0.2 million in loans.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2017 did not have any specific reserves.  For the year ended December 31, 2016, the Company restructured $0.6 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2016 did not have significant specific reserves at December 31, 2016.  The commitments to lend additional funds on loans that have been restructured at March 31, 2017 and December 31, 2016 were not significant.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

For the Three Months Ended March 31, 2017
Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$244	$-	$-	$-	$-	$244
Restructured non-accruing	-	-	-	-	-	-
Balance	$244	$-	$-	$-	$-	$244

Specific allowance	$-	$-	$-	$-	$-	$-

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2016
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$42	$-	$-	$508	$-	$550
Restructured non-accruing	-	-	-	-	-	-
Balance	$42	$-	$-	$508	$-	$550

Specific allowance	$39	$-	$-	$-	$-	$39

Restructured and subsequently defaulted	$-	$-	$479	$-	$-	$479

Other Real Estate Owned

Other real estate owned totaled $1.3 million and $1.9 million at March 31, 2017 and December 31, 2016, respectively.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	March 31, 2017			Weighted	December 31, 2016			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Other identifiable intangibles	$786	$(132)	$654	13.6 years	$786	$(106)	$680	13.8 years
Total amortizing intangible assets	$786	$(132)	$654		$786	$(106)	$680

Goodwill	$85,768		$85,768		$85,768		$85,768

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2017	$75
2018	95
2019	83
2020	66
Thereafter	335
Total amortizing intangible assets	$654

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2017	December 31, 2016
Noninterest-bearing deposits	$1,234,505	$1,138,139
Interest-bearing deposits:
Demand	616,928	615,058
Money market savings	1,014,064	927,837
Regular savings	324,492	310,471
Time deposits of less than $100,000	269,062	258,621
Time deposits of $100,000 or more	340,147	327,418
Total interest-bearing deposits	2,564,693	2,439,405
Total deposits	$3,799,198	$3,577,544

Note 7 – Stockholders’ Equity

The Company re-approved a stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1.2 million shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  The Company did not repurchase any shares during the first three months of 2017.

Note 8 – Share Based Compensation

At March 31, 2017, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,336,404 are available for issuance at March 31, 2017, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model. The weighted-average assumptions for the periods shown are presented in the following table:

	Three Months Ended March 31,
	2017	2016
Dividend yield	2.45%	3.48%
Weighted average expected volatility	40.27%	41.54%
Weighted average risk-free interest rate	2.14%	1.42%
Weighted average expected lives (in years)	5.67	5.71
Weighted average grant-date fair value	$13.42	$7.75

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, related to the awards of stock options and restricted stock grants.    The intrinsic value of stock options exercised in the three months ended March 31, 2017 and 2016 was $0.4 million and $0.3 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of March 31, 2017.  That cost is expected to be recognized over a weighted average period of approximately 2.4 years.  The total of unrecognized compensation cost related to restricted stock was approximately $5.8 million as of March 31, 2017.  That cost is expected to be recognized over a weighted average period of approximately 3.5 years.  The fair value of the options vested during the three months ended March 31, 2017 and 2016, was not significant.

In the first quarter of 2017, 12,941 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  The Company granted 55,211 shares of restricted stock in the first quarter of 2017, 6,479 shares are subject to a three year vesting schedule with one third of the shares vesting each year and 41,709 shares are subject to a five year vesting schedule with one fifth of the shares vesting each year.  All of these restricted shares will vest on April 1st of each year. An additional 6,873 shares of performance based restricted stock grants were also approved as part of the restricted shares granted in the first quarter.  The performance shares are subject to cliff vesting after three years based on the relative performance of the Company’s stock price in comparison to a selected peer group.  Vesting can vary from 0-150% of the initial grant based on the results of the Company’s stock performance.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2017	108,503	$22.46		$1,902
Granted	12,941	$42.48
Exercised	(17,362)	$17.33		$427
Forfeited or expired	(1,455)	$26.60
Balance at March 31, 2017	102,627	$25.80	4.1	$1,584

Exercisable at March 31, 2017	51,309	$20.96	2.5	$1,028

Weighted average fair value of options
granted during the year		$13.42

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2017	212,646	$25.19
Granted	55,211	$42.48
Vested	(11,765)	$19.02
Forfeited	(3,282)	$25.00
Restricted stock at March 31, 2017	252,810	$29.26

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2017	2016
Interest cost on projected benefit obligation	$410	$411
Expected return on plan assets	(496)	(372)
Recognized net actuarial loss	295	284
Net periodic benefit cost	$209	$323

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  After consideration of these factors, the Company did not make a contribution to the plan during the first quarter of 2017 Management continues to monitor the funding level of the pension plan and may make contributions as necessary during 2017.

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2017	2016
Net income	$15,112	$10,813

Basic:
Basic weighted average EPS shares	24,119	23,975

Basic net income per share	$0.63	$0.45

Diluted:
Basic weighted average EPS shares	24,119	23,975
Dilutive common stock equivalents	40	248
Dilutive EPS shares	24,159	24,223

Diluted net income per share	$0.63	$0.45

Anti-dilutive shares	-	7

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2017	$1,642	$(8,256)	$(6,614)
Other comprehensive income before reclassification, net of tax	904	-	904
Reclassifications from accumulated other comprehensive income, net of tax	(2)	178	176
Current period change in other comprehensive income, net of tax	902	178	1,080
Balance at March 31, 2017	$2,544	$(8,078)	$(5,534)

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2016	$6,566	$(7,863)	$(1,297)
Other comprehensive income before reclassification, net of tax	6,423	-	6,423
Reclassifications from accumulated other comprehensive income, net of tax	(1,064)	171	(893)
Current period change in other comprehensive income, net of tax	5,359	171	5,530
Balance at March 31, 2016	$11,925	$(7,692)	$4,233

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2017	2016
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$2	$1,769
Income before taxes	2	1,769
Tax expense	-	705
Net income	$2	$1,064

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss(1)	$(295)	$(284)
Income before taxes	(295)	(284)
Tax benefit	(117)	(113)
Net income/(loss)	$(178)	$(171)
(1) This amount is included in the computation of net periodic benefit cost, see Note 9

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $18.6 million with a fair value of $0.9 million as of March 31, 2017 compared to $18.9 million with a fair value of $1.0 million as of December 31, 2016.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2017
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$17,717	$-	$17,717
Investments available-for-sale:
U.S. government agencies	-	121,769	-	121,769
State and municipal	-	334,488	-	334,488
Mortgage-backed	-	346,262	-	346,262
Corporate debt	-	-	9,404	9,404
Trust preferred	-	-	950	950
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	926	-	926

Liabilities
Interest rate swap agreements	$-	$(926)	$-	$(926)

	December 31, 2016
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$13,222	$-	$13,222
Investments available-for-sale:
U.S. government agencies	-	121,790	-	121,790
State and municipal	-	287,684	-	287,684
Mortgage-backed	-	312,711	-	312,711
Corporate debt	-	-	9,134	9,134
Trust preferred	-	-	1,012	1,012
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,010	-	1,010

Liabilities
Interest rate swap agreements	$-	$(1,010)	$-	$(1,010)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2017	$10,146
Principal redemption	(82)
Total unrealized gains included in other comprehensive loss	290
Balance at March 31, 2017	$10,354

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2017
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$9,078	$9,078	$(11,170)
Other real estate owned	-	-	1,294	1,294	(107)
Total	$-	$-	$10,372	$10,372	$(11,277)

	December 31, 2016
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$8,981	$8,981	$(10,600)
Other real estate owned	-	-	1,911	1,911	(107)
Total	$-	$-	$10,892	$10,892	$(10,707)

At March 31, 2017, impaired loans totaling $23.9 million were written down to fair value of $18.6 million as a result of specific loan loss allowances of $5.3 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $24.1 million were written down to fair value of $19.3 million at December 31, 2016 as a result of specific loan loss allowances of $4.8 million associated with the impaired loans.

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

Quoted market prices, where available, are shown as estimates of fair market values. Because no quoted market prices are available for a significant portion of the Company's financial instruments, the fair value of such instruments has been derived based on the amount and timing of future cash flows and estimated discount rates based on observable inputs (“Level 2”) or unobservable inputs (“Level 3”).

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	March 31, 2017		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$41,611	$41,611	$-	$41,611	$-
Loans, net of allowance	3,949,135	3,998,985	-	-	3,998,985
Other assets	93,922	93,922	-	93,922	-

Financial Liabilities
Time deposits	$609,209	$607,589	$-	$607,589	$-
Securities sold under retail repurchase agreements and
federal funds purchased	141,244	141,244	-	141,244	-
Advances from FHLB	675,000	683,959	-	683,959	-

			Fair Value Measurements
	December 31, 2016		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$46,094	$46,094	$-	$46,094	$-
Loans, net of allowance	3,883,741	3,933,700	-	-	3,933,700
Other assets	93,328	93,328	-	93,328	-

Financial Liabilities
Time deposits	$586,039	$584,868	$-	$584,868	$-
Securities sold under retail repurchase agreements and
federal funds purchased	125,119	125,119	-	125,119	-
Advances from FHLB	790,000	800,756	-	800,756	-
Subordinated debentures	30,000	29,985	-	-	29,985

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at March 31, 2017 and December 31, 2016 as determined by each insurance carrier.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles was not significant for the three months ended March 31, 2017 and 2016, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles was not significant for the three months ended March 31, 2017 and 2016, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.2 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles was not significant for the three months ended March 31, 2017 and 2016, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended March 31, 2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$45,957	$1	$2	$(2)	$45,958
Interest expense	5,707	-	-	(2)	5,705
Provision for loan losses	194	-	-	-	194
Noninterest income	9,086	1,752	2,003	(209)	12,632
Noninterest expense	27,799	1,355	1,036	(209)	29,981
Income before income taxes	21,343	398	969	-	22,710
Income tax expense	7,060	161	377	-	7,598
Net income	$14,283	$237	$592	$-	$15,112

Assets	$5,202,560	$8,066	$14,577	$(24,039)	$5,201,164

	Three Months Ended March 31, 2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$41,653	$1	$1	$(2)	$41,653
Interest expense	5,533	-	-	(2)	5,531
Provision for loan losses	1,236	-	-	-	1,236
Non-interest income	10,219	1,453	1,869	(178)	13,363
Non-interest expense	30,380	1,171	944	(178)	32,317
Income before income taxes	14,723	283	926	-	15,932
Income tax expense	4,644	114	361	-	5,119
Net income	$10,079	$169	$565	$-	$10,813

Assets	$4,719,759	$5,790	$12,088	$(21,029)	$4,716,608

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

With $5.2 billion in assets, the Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank offers a comprehensive menu of insurance and investment management services.

Overview

Net income for the Company for the first quarter of 2017 totaled $15.1 million ($0.63 per diluted share) as compared to net income of $10.8 million ($0.45 per diluted share) for the first quarter of 2016. These results reflect the following events:

•         Average total loans for the first quarter of 2017 increased 12% compared to the first quarter of 2016 due primarily to organic growth in the commercial and residential mortgage portfolio segments. Overall, the entire portfolio grew $412 million over the prior year period.

•         Average total deposits grew 11% to $3.7 billion for the first quarter of 2017 as compared to $3.3 billion for the first quarter of 2016.

•         The net interest margin was 3.51% for the first quarter of 2017, compared to 3.44% for the first quarter of 2016 and 3.52% for the fourth quarter of 2016.

•         The return on average equity increased 38% to 11.45% as compared to 8.29% from the prior year.

•         The Non-GAAP efficiency ratio was 54.78% for the current quarter as compared to 61.84% for the first quarter of 2016 and 57.54% for the fourth quarter of 2016.

The local economy that the Company operates in continues to reflect moderate improvement. While this economic improvement has resulted in certain positive economic trends such as lower unemployment and increased housing starts, these have been tempered by other concerns such as the lack of wage growth and the strength of the dollar, that in concert, have acted to suppress the pace of economic expansion. Additionally, the changes and declines in global economic markets and geo-political unrest continue to cause uncertainty and volatility in the financial markets. The additional potential for rising interest rates has further resulted in restrained confidence among individual consumers and small and mid-sized businesses. Despite this challenging economic environment, management believes that the regional economy will continue to improve and present growth opportunities for the Company.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s non-performing assets decreased to $32.2 million at March 31, 2017 from $38.5 million at March 31, 2016. This decrease was due primarily to the pay-offs of higher risk credits. Non-performing assets represented 0.62% of total assets at March 31, 2017 compared to 0.82% at March 31, 2016 due to loan growth and the reduction of non-performing assets.  The ratio of net charge-offs to average loans was 0.04% for the first quarter of 2017, compared to 0.04% for the prior year quarter.

Non-interest income decreased 5% in the first quarter of 2017 compared to the first quarter of 2016 due primarily to $1.8 million in gains on sales of investment securities in the first quarter of 2016. Excluding these gains, non-interest income increased 9% compared to the prior year quarter due to increases in insurance agency commissions and other non-interest income due to an earn out payment related to the sale of assets under management in 2016 and higher gains on sales of SBA loans.

Non-interest expenses decreased 7% in the first quarter of 2017 compared to the first quarter of 2016 due to $1.8 million in prepayment penalties on the early payoff of high-rate FHLB advances in the first quarter of 2016. Excluding this transaction, non-interest expenses decreased 2% compared to the first quarter of 2016 due to a decrease in the cost of employee benefits.

Total assets at March 31, 2017 increased 2% compared to December 31, 2016. Loan balances increased 2% compared to the prior year end due to growth in commercial loans and residential mortgage loans. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 6% compared to balances at December 31, 2016. The increase in customer funding sources was driven primarily by increases of 6% in noninterest-bearing and interest-bearing transaction accounts and 9% in money market savings accounts. This growth was due to the seasonality of such deposit flows and to new account relationships added as a result of loan growth. Retail repurchase agreements increased 13% as the Company increased its emphasis on the sale of such cash management services. Certificates of deposit increased 4% compared to the balances at December 31, 2016 as the Company increased rates to fund loan growth.  The Company proactively managed its net interest margin by the prepayment of FHLB advances and the sale of relatively low yielding investment securities in 2016 and the extinguishment of $30 million of subordinated debentures in the first quarter of 2017. Together, these transactions have contributed to an improving net interest margin in the first quarter of 2017 compared to the first quarter of 2016.  During the first three months of 2017, stockholders’ equity increased $11 million to $544 million due to the increase in retained earnings during the period.

Results of Operations

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net income for the Company for the first quarter of 2017 totaled $15.1 million ($0.63 per diluted share) compared to net income of $10.8 million ($0.45 per diluted share) for the first quarter of 2016.

Net Interest Income

Net interest income for the first quarter of 2017 was $40.3 million compared to $36.1 million for the first quarter of 2016. On a tax-equivalent basis, net interest income for the first quarter of 2017 was $42.0 million compared to $37.8 million for the first quarter of 2016, an increase of 11%. The following table provides an analysis of net interest income performance that reflects a net interest margin that has increased to 3.51% for the first quarter of 2017 compared to 3.44% for the first quarter of 2016.  Average interest-earning assets increased by 9% while average interest-bearing liabilities increased 9% in the first quarter of 2017 compared to the first quarter of 2016.  Average noninterest-bearing deposits increased 14% in the first quarter of 2017 while the percentage of average noninterest-bearing deposits to total deposits increased to 32% in the current quarter compared to 31% in the first quarter of 2016. During the quarter the net interest margin was driven by an increase in the yield on interest-earning assets, loan growth, and reduced cost of borrowing due to the prepayment of FHLB advances in the prior year and the extinguishment of subordinated debentures early in the first quarter of 2017. These factors were somewhat offset by an increase in the cost of deposits as the Company increased rates on certificates of deposit to maintain deposit relationships and fund loan growth.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended March 31,
		2017			2016
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$847,896	$7,348	3.47%	$807,443	$6,868	3.40%
Residential construction loans	157,152	1,436	3.71	134,708	1,195	3.57
Total mortgage loans	1,005,048	8,784	3.50	942,151	8,063	3.43
Commercial AD&C loans	310,325	3,654	4.77	261,687	2,998	4.61
Commercial investor real estate loans	945,080	10,419	4.47	750,821	8,612	4.61
Commercial owner occupied real estate loans	774,964	9,028	4.72	677,786	8,085	4.80
Commercial business loans	462,444	5,007	4.39	460,903	5,013	4.37
Total commercial loans	2,492,813	28,108	4.57	2,151,197	24,708	4.62
Consumer loans	458,162	3,930	3.50	451,075	3,889	3.49
Total loans (2)	3,956,023	40,822	4.17	3,544,423	36,660	4.16
Loans held for sale	7,402	82	4.44	14,036	134	3.82
Taxable securities	533,577	3,735	2.80	523,873	3,413	2.61
Tax-exempt securities (3)	284,710	3,021	4.24	286,720	3,056	4.26
Total investment securities	818,287	6,756	3.30	810,593	6,469	3.19
Interest-bearing deposits with banks	45,397	90	0.80	42,255	53	0.50
Federal funds sold	2,099	4	0.70	489	1	0.47
Total interest-earning assets	4,829,208	47,754	3.99	4,411,796	43,317	3.94

Less: allowance for loan losses	(43,728)			(41,070)
Cash and due from banks	48,820			47,039
Premises and equipment, net	53,649			53,574
Other assets	223,749			214,408
Total assets	$5,111,698			$4,685,747

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$610,047	114	0.08%	$569,219	108	0.08%
Regular savings deposits	315,465	49	0.06	290,243	42	0.06
Money market savings deposits	990,103	778	0.32	897,034	437	0.20
Time deposits	598,401	1,547	1.05	522,164	1,250	0.96
Total interest-bearing deposits	2,514,016	2,488	0.40	2,278,660	1,837	0.32
Other borrowings	128,486	76	0.24	110,984	66	0.24
Advances from FHLB	730,833	3,129	1.74	679,066	3,374	2.00
Subordinated debentures	1,667	12	2.90	35,000	254	2.90
Total interest-bearing liabilities	3,375,002	5,705	0.69	3,103,710	5,531	0.72

Noninterest-bearing demand deposits	1,159,715			1,021,471
Other liabilities	41,673			36,257
Stockholders' equity	535,308			524,309
Total liabilities and stockholders' equity	$5,111,698			$4,685,747

Net interest income and spread		42,049	3.30%		37,786	3.22%
Less: tax-equivalent adjustment		1,796			1,664
Net interest income		$40,253			$36,122

Interest income/earning assets			3.99%			3.94%
Interest expense/earning assets			0.48			0.50
Net interest margin			3.51%			3.44%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2017 and 2016. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.8 million and $1.7 million in 2017 and 2016, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Interest Income

The Company's total tax-equivalent interest income increased 10% for the first quarter of 2017 compared to the prior year quarter. The previous table shows that this increase was driven by loan growth during the previous twelve months.

The average balance of the loan portfolio increased 12% for the first quarter of 2017 compared to the prior year period. This growth was primarily in the commercial investor real estate, commercial owner occupied real estate, commercial ADC and residential mortgage portfolios. These increases were driven by organic loan growth due to the strength of the regional economy. The yield on average loans increased by l basis point compared to the prior year quarter due to a 7 basis point increase in the yield on residential mortgage loans that was partially offset by a decrease of 5 basis points in the yield on the commercial loan portfolio.

The average yield on total investment securities increased 11 basis points while the average balance of the portfolio decreased 1% for the first quarter of 2017 compared to the first quarter of 2016. The increase in the yield on investments was due primarily to the sale of $40 million of lower-yielding mortgage-backed securities in the first quarter of 2016 together with the addition of relatively higher-yielding tax-exempt municipal securities in the first quarter of 2017. The cost of interest-bearing deposits increased as the Company increased rates to maintain deposit relationships and fund loan growth. This increase was somewhat offset by the lower average rates paid on FHLB advances due in part to the prepayment of such advances early in 2016. Average deposits increased 11% in the first quarter of 2017 compared to the first quarter of 2016. This increase was primarily due to increases of $179 million or 11% in average noninterest-bearing and interest-bearing checking accounts together with increases of $76 million or 15% in certificates of deposit and $93 million or 10% in money market accounts as the Company increased rates on these products.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2017 vs. 2016			2016 vs. 2015
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$480	$340	$140	$744	$708	$36
Residential construction loans	241	195	46	(26)	23	(49)
Commercial AD&C loans	656	553	103	661	655	6
Commercial investor real estate loans	1,807	2,081	(274)	1,033	1,276	(243)
Commercial owner occupied real estate loans	943	1,084	(141)	920	1,110	(190)
Commercial business loans	(6)	(3)	(3)	801	811	(10)
Leasing	-	-	-	1	-	1
Consumer loans	41	35	6	389	233	156
Loans held for sale	(52)	(70)	18	58	68	(10)
Taxable securities	322	65	257	(523)	(642)	119
Tax exempt securities	(35)	(21)	(14)	(114)	(74)	(40)
Interest-bearing deposits with banks	37	4	33	29	4	25
Federal funds sold	3	2	1	1	-	1
Total interest income	4,437	4,265	172	3,974	4,172	(198)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	6	6	-	2	6	(4)
Regular savings deposits	7	7	-	8	2	6
Money market savings deposits	341	50	291	164	22	142
Time deposits	297	181	116	469	160	309
Other borrowings	10	10	-	16	12	4
Advances from FHLB	(245)	231	(476)	138	300	(162)
Subordinated debentures	(242)	(240)	(2)	35	-	35
Total interest expense	174	245	(71)	832	502	330
Net interest income	$4,263	$4,020	$243	$3,142	$3,670	$(528)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2017/2016	2017/2016
(Dollars in thousands)	2017	2016	$ Change	% Change
Securities gains	$2	$1,769	$(1,767)	(99.9)%
Service charges on deposit accounts	1,964	1,903	61	3.2
Mortgage banking activities	608	535	73	13.6
Wealth management income	4,484	4,405	79	1.8
Insurance agency commissions	1,752	1,445	307	21.2
Income from bank owned life insurance	594	615	(21)	(3.4)
Bank card fees	1,145	1,089	56	5.1
Other income	2,083	1,602	481	30.0
Total non-interest income	$12,632	$13,363	$(731)	(5.5)

Total non-interest income was $12.6 million for the first quarter of 2017 compared to $13.4 million for the first quarter of 2016, a decrease of 5%. The first quarter of 2016 included $1.8 million in gains on sales and calls of investment securities that were applied to offset prepayment penalties on the pay-off of FHLB advances. Excluding these gains, non-interest income increased 9% due to increases in insurance agency commissions and other non-interest income. Further detail by type of non-interest income follows:

•         Investment securities gains decreased for the first three months of 2017 compared to the prior year period due to the absence of significant sales activities in the current period.

•         Income from mortgage banking activities increased in the first three months of 2017 compared to the first three months of 2016 due primarily to an increase in mortgage sales volumes and a pending loan sale compared to the prior year period.

•         Wealth management income is comprised of income from trust and estate services and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Trust services fees increased 12% for the first three months of 2017 compared to the prior year period due to growth in assets under management.  Investment management fees in West Financial Services increased 11% for the first three months of 2017 compared to the same period of 2016, also due to an increase in assets under management.  Fees on sales of investment products declined for the first three months of 2017 compared to the prior year period as the Company sold a portion of its portfolio of assets under management in the first quarter of 2016. Overall total assets under management increased to $2.5 billion at March 31, 2017 compared to $2.3 billion at March 31, 2016 due to positive market movements and additions from new and existing clients.

•         Insurance agency commissions increased 21% for the current quarter compared to the prior year quarter due primarily to the acquisition of an insurance agency in the fourth quarter of 2016.

•         Other non-interest income increased due primarily to an earn-out payment received in the first quarter of 2017 related to the sale of a portion of the assets under management mentioned previously and higher gains on sales of SBA loans.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2017/2016	2017/2016
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$17,801	$18,230	$(429)	(2.4)%
Occupancy expense of premises	3,402	3,473	(71)	(2.0)
Equipment expenses	1,724	1,664	60	3.6
Marketing	663	681	(18)	(2.6)
Outside data services	1,392	1,363	29	2.1
FDIC insurance	805	637	168	26.4
Amortization of intangible assets	26	32	(6)	(18.8)
Professional fees	955	1,138	(183)	(16.1)
Other real estate owned	5	17	(12)	(70.6)
Other expense	3,208	5,082	(1,874)	(36.9)
Total non-interest expense	$29,981	$32,317	$(2,336)	(7.2)

Non-interest expenses totaled $30.0 million in the first quarter of 2017 compared to $32.3 million in the first quarter of 2016, due primarily to prepayment penalties on the early payoff of FHLB advances in the first quarter of 2016. Excluding this expense, non-interest expenses decreased 2% compared to the first quarter of 2016. Further detail by category of non-interest expense follows:

•         Salaries and employee benefits, the largest component of non-interest expenses, decreased in the first quarter of 2017 due primarily to a decrease in benefit expenses that more than offset an increase in compensation expenses.  The average number of full-time equivalent employees was 727 in the first quarter of 2017 compared to 722 in the first quarter of 2016.

•         FDIC insurance expense increased due to growth in the commercial loan portfolio.

•         Professional fees decreased in the first quarter of 2017 due to decreases in attorney and other professional fees.

•         Other non-interest expenses decreased compared to the prior year quarter due to the absence of prepayment penalties incurred in the prior year period, as mentioned above. Excluding this expense, other non-interest expense decreased 7% due to a declines in loan collection costs, telephone expenses and miscellaneous losses.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio improved in the first three months of 2017 compared to the first three months of 2016 due primarily to the increase in net interest income discussed previously and expense control discipline.

In addition, the Company uses pre-tax, pre-provision income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, and the provision for income taxes back to net income. This metric increased in the first three months of 2017 compared to the first three months of 2016 due primarily to the increase in net interest income.

GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Pre-tax pre-provision income:
Net income	$15,112	$10,813
Plus non-GAAP adjustment:
Income taxes	7,598	5,119
Provision for loan and lease losses	194	1,236
Pre-tax pre-provision income	$22,904	$17,168

Efficiency ratio - GAAP basis:
Non-interest expenses	$29,981	$32,317

Net interest income plus non-interest income	$52,885	$49,485

Efficiency ratio - GAAP basis	56.69%	65.31%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$29,981	$32,317
Less non-GAAP adjustment:
Amortization of intangible assets	26	32
Loss on FHLB redemption	-	1,751
Non-interest expenses - as adjusted	$29,955	$30,534

Net interest income plus non-interest income	$52,885	$49,485
Plus non-GAAP adjustment:
Tax-equivalent income	1,796	1,664
Less non-GAAP adjustments:
Securities gains	2	1,769
Net interest income plus non-interest income - as adjusted	$54,679	$49,380

Efficiency ratio - Non-GAAP basis	54.78%	61.84%

Income Taxes

The Company had income tax expense of $7.6 million in the first quarter of 2017, compared to income tax expense of $5.1 million in the first quarter of 2016. The resulting effective tax rates were 33% for the first quarter of 2017 and 32% for the first quarter of 2016. This increase in the effective tax rate was due to the decline in tax advantaged interest income in proportion to total interest income.

FINANCIAL CONDITION

The Company's total assets were $5.2 billion at March 31, 2017, an increase of $110 million or 2% compared to December 31, 2016. Total loans increased 2% compared to the balance at December 31, 2016 while the investment portfolio increased 15% compared to the prior year end.

Analysis of Loans and Leases

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	March 31, 2017		December 31, 2016		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Residential real estate:
Residential mortgage	$848,814	21.3%	$841,692	21.4%	$7,122	0.8%
Residential construction	170,285	4.3	150,229	3.8	20,056	13.4
Commercial real estate:
Commercial owner occupied real estate	772,443	19.3	775,552	19.8	(3,109)	(0.4)
Commercial investor real estate	979,410	24.5	928,113	23.6	51,297	5.5
Commercial AD&C	309,350	7.7	308,279	7.9	1,071	0.3
Commercial business	457,216	11.5	467,286	11.9	(10,070)	(2.2)
Consumer	455,478	11.4	456,657	11.6	(1,179)	(0.3)
Total loans	$3,992,996	100.0%	$3,927,808	100.0%	$65,188	1.7

Total loans, excluding loans held for sale, increased 2% at March 31, 2017 compared to December 31, 2016. The commercial loan portfolio increased 2% at March 31, 2017 driven by an increase of 6% in investor real estate loans. This increase was somewhat offset by a 2% decrease in commercial business loans.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, increased 3% at March 31, 2017 compared to December 31, 2016. This increase was driven by a 13% increase in residential construction loans during the first quarter.

The consumer loan portfolio remained level at March 31, 2017 compared to December 31, 2016.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	March 31, 2017		December 31, 2016		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Investments available-for-sale:
U.S. government agencies and corporations	$121,769	14.2%	$121,790	15.6%	$(21)	-%
State and municipal	334,488	39.1	287,684	36.9	46,804	16.3
Mortgage-backed	346,262	40.5	312,711	40.1	33,551	10.7
Corporate debt	9,404	1.1	9,134	1.2	270	3.0
Trust preferred	950	0.1	1,012	0.1	(62)	(6.1)
Marketable equity securities	1,223	0.1	1,223	0.2	-	-
Total available-for-sale securities	814,096	95.1	733,554	94.1	80,542	11.0

Investments held-to-maturity and other equity:
Other equity securities	41,611	4.9	46,094	5.9	(4,483)	(9.7)
Total held-to-maturity and other equity	41,611	4.9	46,094	5.9	(4,483)	(9.7)
Total securities	$855,707	100.0%	$779,648	100.0%	$76,059	9.8

The investment portfolio increased 10% at March 31, 2017 compared to December 31, 2016.

Available-for-sale securities increased 10% at March 31, 2017 compared to December 31, 2016 as funds from increased deposits were invested at favorable rates.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.5 years at March 31, 2017 and 3.3 years at December 31, 2016. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the liquidity necessary to meet loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Other Earning Assets

Residential mortgage loans held for sale increased to $18 million at March 31, 2017 compared to $13 million at December 31, 2016 due to higher mortgage origination volumes and a pending loan sale.  The aggregate of federal funds sold and interest-bearing deposits with banks decreased by $27 million to $54 million at March 31, 2017 compared to December 31, 2016 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	March 31, 2017		December 31, 2016		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Noninterest-bearing deposits	$1,234,505	32.5%	$1,138,139	31.8%	$96,366	8.5%
Interest-bearing deposits:
Demand	616,928	16.2	615,058	17.2	1,870	0.3
Money market savings	1,014,064	26.7	927,837	25.9	86,227	9.3
Regular savings	324,492	8.5	310,471	8.7	14,021	4.5
Time deposits of less than $100,000	269,062	7.1	258,621	7.2	10,441	4.0
Time deposits of $100,000 or more	340,147	9.0	327,418	9.2	12,729	3.9
Total interest-bearing deposits	2,564,693	67.5	2,439,405	68.2	125,288	5.1
Total deposits	$3,799,198	100.0%	$3,577,544	100.0%	$221,654	6.2

Deposits and Borrowings

Total deposits increased $222 million or 6% at March 31, 2017 compared to December 31, 2016. This increase was due primarily to increases of 8% in noninterest-bearing checking accounts and 9% in money market savings accounts. In addition, regular savings accounts increased 5% and certificates of deposit increased 4% compared to December 31, 2016. The increase in these products occurred as the Company raised rates to maintain client relationships and to fund loan growth in addition to addressing clients’ emphasis on safety and liquidity. Total borrowings decreased 14% at March 31, 2017 compared to December 31, 2016 due to the extinguishment of $30 million in subordinated debentures during the first three months of 2017.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $544 million at March 31, 2017 compared to $534 million at December 31, 2016 as net income during the period exceeded the payment of dividends.  The ratio of average equity to average assets was 10.47% for the first three months of 2017, as compared to 11.19% for the first three months of 2016.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	March 31, 2017	December 31, 2016	Requirements
Total capital to risk-weighted assets	12.06%	12.80%	8.00%

Tier 1 capital to risk-weighted assets	11.02%	11.74%	6.00%

Common equity tier 1 capital	11.02%	11.01%	4.50%

Tier 1 leverage	9.26%	10.14%	4.00%

As of March 31, 2017, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	March 31, 2017	December 31, 2016
Tangible common equity ratio:
Total stockholders' equity	$544,261	$533,572
Accumulated other comprehensive loss	5,534	6,614
Goodwill	(85,768)	(85,768)
Other intangible assets, net	(654)	(680)
Tangible common equity	$463,373	$453,738

Total assets	$5,201,164	$5,091,383
Goodwill	(85,768)	(85,768)
Other intangible assets, net	(654)	(680)
Tangible assets	$5,114,742	$5,004,935

Tangible common equity ratio	9.06%	9.07%

Tangible book value per share	$19.36	$18.98

Credit Risk

The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio.  The Company’s loan portfolio is subject to varying degrees of credit risk.  Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers.  The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type.  Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience.  Residential mortgage and home equity loans and lines generally have the lowest credit loss experience.  Loans secured by personal property, such as auto loans, generally experience medium credit losses.  Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and for that reason, the Company has chosen not to engage in a significant amount of this type of lending.  Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions.  Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements.  Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times.  Inconsistent economic conditions may have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

Total non-performing loans decreased 3% to $30.9 million at March 31, 2017 compared to the balance at December 31, 2016. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the volatility being experienced in various business sectors of the economy on both a regional and national level.

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

The methodology for assessing the appropriateness of the allowance includes:  (1) a general allowance that reflects historical losses, as adjusted, by credit category, and (2) a specific allowance for impaired credits on an individual or portfolio basis.  This methodology is further described in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed and approved quarterly by the Risk Committee of the board of directors.

The Company recognizes a collateral dependent lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors (such as bankruptcy, interruption of cash flows, etc.) considered at the monthly credit committee meeting. When a commercial loan is placed on non-accrual status, it is considered to be impaired and all accrued but unpaid interest is reversed.  Classification as an impaired loan is based on a determination that the Company may not collect all principal and interest payments according to contractual terms. Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential real estate and consumer loans.  Typically, all payments received on non-accrual loans are first applied to the remaining principal balance of the loans. Any additional recoveries are credited to the allowance.  Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific allowance on an impaired loan is warranted and, when losses are confirmed, a charge-off is taken to reduce the loan to its net realizable value. Any further collateral deterioration results in either further specific allowances being established or additional charge-offs.  At such time an action plan is agreed upon for the particular loan and an appraisal will be ordered depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation.  A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation.  The Company’s policy is to strictly adhere to regulatory appraisal standards.  If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve a specific allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process.

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

If an updated appraisal is received subsequent to the preliminary determination of a specific allowance or partial charge-off, and it is less than the initial appraisal used in the initial assessment, an additional specific allowance or charge-off is taken on the related credit. Partially charged-off loans are not written back up based on updated appraisals and always remain on non-accrual with any and all subsequent payments first applied to the remaining balance of the loan as principal reductions. No interest income is recognized on loans that have been partially charged-off.

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was a charge of $0.2 million in the first three months of 2017 compared to a charge of $1.2 million in the first three months of 2016.   The decrease in the provision in the first three months of 2017 reflects improved loan portfolio credit quality, which partially offset the effects of loan growth on the provision over the past year.

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

Allowance for Loan Losses

During the first quarter of 2017, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.

At March 31, 2017, total non-performing loans were $30.9 million, or 0.77% of total loans, compared to $31.9 million, or 0.81% of total loans, at December 31, 2016.  The allowance represented 142% of non-performing loans at March 31, 2017 as compared to 138% at December 31, 2016. The allowance for loan losses as a percent of total loans was 1.10% at March 31, 2017 as compared to 1.12% at December 31, 2016.

Continued analysis of the actual loss history on the problem credits in 2016 and 2017 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers together with the reduced inflow of non-accruals and criticized loans.  The improvement in these credit metrics supports management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $23.9 million, with specific allowances of $5.3 million against those loans at March 31, 2017, as compared to $24.1 million with allowances of $4.8 million, at December 31, 2016.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 76% of total loans at both March 31, 2017 and December 31, 2016.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2017	December 31, 2016
Balance, January 1	$44,067	$40,895
Provision for loan losses	194	5,546
Loan charge-offs:
Residential real estate:
Residential mortgage	(2)	(1,404)
Residential construction	-	-
Commercial real estate:
Commercial investor	-	(197)
Commercial owner occupied	-	-
Commercial AD&C	-	(48)
Commercial business	(289)	(597)
Consumer	(191)	(888)
Total charge-offs	(482)	(3,134)
Loan recoveries:
Residential real estate:
Residential mortgage	18	358
Residential construction	6	32
Commercial real estate:
Commercial investor	5	133
Commercial owner occupied	-	5
Commercial AD&C	-	40
Commercial business	29	44
Consumer	24	148
Total recoveries	82	760
Net charge-offs	(400)	(2,374)
Balance, period end	$43,861	$44,067

Net charge-offs to average loans	0.04%	0.06%
Allowance for loan losses to loans	1.10%	1.12%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Non-accrual loans:
Residential real estate:
Residential mortgage	$6,908	$7,257
Residential construction	189	195
Commercial real estate:
Commercial investor	7,970	8,107
Commercial owner occupied	5,106	4,823
Commercial AD&C	137	137
Commercial business	4,849	5,833
Consumer	3,058	2,859
Total non-accrual loans	28,217	29,211

Loans 90 days past due
Residential real estate:
Residential mortgage	232	232
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	-	-
Consumer	-	-
Total 90 days past due loans	232	232

Restructured loans (accruing)	2,409	2,489
Total non-performing loans	30,858	31,932
Other real estate owned, net	1,294	1,911
Total non-performing assets	$32,152	$33,843

Non-performing loans to total loans	0.77%	0.81%
Non-performing assets to total assets	0.62%	0.66%
Allowance for loan to non-performing loans	142.14%	138.00%

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

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.  As an example, certain money market deposit accounts are assumed to reprice at 100% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement.  As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage the bank’s net interest margin.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	-50 bp	- 100 bp	- 200 bp	-300 bp	400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	0.00%	10.00%	15.00%	17.50%	23.50%
March 31, 2017	(7.82%)	(5.31%)	(2.68%)	(0.98%)	(1.85%)	N/A	N/A	N/A	N/A
December 31, 2016	(8.55%)	(5.76%)	(2.84%)	(1.20%)	N/A	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2016 at all shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2016 to March 31, 2017 at all shock levels was the result of a decline in both short-term FHLB borrowings and the elimination of subordinated debt which will reduce the Company’s exposure to increases in interest rates.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	-50 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	0.00%	10.00%	20.00%	25.00%	35.00%
March 31, 2017	(16.27%)	(11.77%)	(7.14%)	(2.90%)	(1.12%)	N/A	N/A	N/A	N/A
December 31, 2016	(14.83%)	(10.72%)	(6.42%)	(2.86%)	N/A	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk increased from December 31, 2016 to March 31, 2017 in all shock scenarios. The negative impact in EVE was driven by longer durations on securities and shorter durations on deposits.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2017.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 70% of total interest-earning assets at March 31, 2017. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of March 31, 2017, show short-term investments exceeding short-term borrowings by $24 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.5 billion, of which $1.5 billion was available for borrowing based on pledged collateral, with $675 million borrowed against it as of March 31, 2017. The line of credit at the Federal Reserve totaled $351 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2017.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $70 million at March 31, 2017, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of March 31, 2017. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2017.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2017, the Bank could have declared a dividend of $16 million to Bancorp. At March 31, 2017, Bancorp had liquid assets of $11 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Commercial	$388,694	$334,552
Real estate-development and construction	112,562	97,524
Real estate-residential mortgage	19,185	22,970
Lines of credit, principally home equity and business lines	972,113	949,939
Standby letters of credit	72,550	68,748
Total commitments to extend credit and available credit lines	$1,565,104	$1,473,733

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company re-approved a stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares.  Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  The following table provides information regarding repurchase transactions executed during the quarter ended March 31, 2017.

			Total number of shares	Maximum number that
			purchased as part of	may yet be purchased
	Total number of	Average price paid	publicly announced plans	under the plans or
Period	shares purchased	per share	or programs	programs
January 1, 2017 through
January 31, 2017	-	N/A	-	463,861
February 1, 2017 through
February 28, 2017	-	N/A	-	463,861
March 1, 2017 through
March 31, 2017	-	N/A	-	463,861

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

               Exhibit 31(a)                         Certification of Chief Executive Officer

               Exhibit 31(b)                         Certification of Chief Financial Officer

               Exhibit 32(a)                         Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                         Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

               Exhibit 101                            The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: May 5, 2017

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: May 5, 2017