Form 10-Q
period 2017-06-30
SANDY SPRING BANCORP INC
filed 2017-08-04
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes            No   X

The number of outstanding shares of common stock outstanding as of August 1, 2017

Common stock, $1.00 par value – 23,987,383 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
June 30, 2017 and December 31, 2016	4

Condensed Consolidated Statements of Income - Unaudited for the Three and Six Months

Condensed Consolidated Statements of Comprehensive Income – Unaudited for

Condensed Consolidated Statements of Cash Flows – Unaudited for the Six
Months Ended June 30, 2017	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Three and Six Months Ended June 30, 2017 and 2016	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	60

Item 4. CONTROLS AND PROCEDURES	60

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	60

Item 1A. RISK FACTORS	60

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	60

Item 3. DEFAULTS UPON SENIOR SECURITIES	61

Item 4. MINE SAFETY DISCLOSURES	61

Item 5. OTHER INFORMATION	61

Item 6. EXHIBITS	61

SIGNATURES	62

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Assets
Cash and due from banks	$48,637	$53,190
Federal funds sold	2,831	1,953
Interest-bearing deposits with banks	25,468	78,982
Cash and cash equivalents	76,936	134,125
Residential mortgage loans held for sale (at fair value)	5,743	13,222
Investments available-for-sale (at fair value)	780,078	733,554
Other equity securities	41,413	46,094
Total loans	4,133,171	3,927,808
Less: allowance for loan losses	(45,079)	(44,067)
Net loans	4,088,092	3,883,741
Premises and equipment, net	53,235	53,562
Other real estate owned	1,460	1,911
Accrued interest receivable	14,910	14,589
Goodwill	85,768	85,768
Other intangible assets, net	629	680
Other assets	122,257	124,137
Total assets	$5,270,521	$5,091,383

Liabilities
Noninterest-bearing deposits	$1,302,536	$1,138,139
Interest-bearing deposits	2,582,909	2,439,405
Total deposits	3,885,445	3,577,544
Securities sold under retail repurchase agreements and federal funds purchased	127,312	125,119
Advances from FHLB	670,000	790,000
Subordinated debentures	-	30,000
Accrued interest payable and other liabilities	33,081	35,148
Total liabilities	4,715,838	4,557,811

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 23,983,997 and 23,901,084 at June 30, 2017 and
December 31, 2016, respectively	23,984	23,901
Additional paid in capital	166,705	165,871
Retained earnings	367,706	350,414
Accumulated other comprehensive loss	(3,712)	(6,614)
Total stockholders' equity	554,683	533,572
Total liabilities and stockholders' equity	$5,270,521	$5,091,383

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans and leases	$42,747	$36,928	$82,970	$73,134
Interest on loans held for sale	72	64	154	198
Interest on deposits with banks	91	54	181	107
Interest and dividends on investment securities:
Taxable	3,554	2,840	7,162	6,126
Exempt from federal income taxes	2,106	1,916	4,057	3,889
Interest on federal funds sold	6	1	10	2
Total interest income	48,576	41,803	94,534	83,456
Interest expense:
Interest on deposits	3,023	2,041	5,511	3,878
Interest on retail repurchase agreements and federal funds purchased	79	72	155	138
Interest on advances from FHLB	3,148	2,739	6,277	6,113
Interest on subordinated debt	-	219	12	473
Total interest expense	6,250	5,071	11,955	10,602
Net interest income	42,326	36,732	82,579	72,854
Provision for loan losses	1,322	2,957	1,516	4,193
Net interest income after provision for loan losses	41,004	33,775	81,063	68,661
Non-interest income:
Investment securities gains	1,273	150	1,275	1,919
Service charges on deposit accounts	2,017	1,956	3,981	3,859
Mortgage banking activities	840	1,106	1,448	1,641
Wealth management income	4,744	4,448	9,228	8,853
Insurance agency commissions	1,222	949	2,974	2,394
Income from bank owned life insurance	605	615	1,199	1,230
Bank card fees	1,253	1,220	2,398	2,309
Other income	1,617	2,307	3,700	3,909
Total non-interest income	13,571	12,751	26,203	26,114
Non-interest expense:
Salaries and employee benefits	18,282	17,221	36,083	35,451
Occupancy expense of premises	3,211	3,162	6,613	6,635
Equipment expense	1,767	1,693	3,491	3,357
Marketing	776	662	1,439	1,343
Outside data services	1,367	1,355	2,759	2,718
FDIC insurance	823	649	1,628	1,286
Amortization of intangible assets	25	28	51	60
Merger expenses	987	-	987	-
Other expense	5,630	6,101	9,798	12,338
Total non-interest expense	32,868	30,871	62,849	63,188
Income before income taxes	21,707	15,655	44,417	31,587
Income tax expense	6,966	5,008	14,564	10,127
Net income	$14,741	$10,647	$29,853	$21,460

Per share information:
Basic net income per share	$0.61	$0.45	$1.24	$0.90
Diluted net income per share	$0.61	$0.44	$1.23	$0.89
Dividends declared per common share	$0.26	$0.24	$0.52	$0.48

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$14,741	$10,647	$29,853	$21,460
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains on investments available-for-sale	4,003	2,598	5,505	13,253
Related income tax expense	(1,593)	(1,031)	(2,191)	(5,263)
Net investment gains reclassified into earnings	(1,273)	(150)	(1,275)	(1,919)
Related income tax expense	508	60	508	765
Net effect on other comprehensive income for the period	1,645	1,477	2,547	6,836

Defined benefit pension plan:
Recognition of unrealized loss	295	291	590	575
Related income tax benefit	(118)	(115)	(235)	(228)
Net effect on other comprehensive income for the period	177	176	355	347
Total other comprehensive income	1,822	1,653	2,902	7,183
Comprehensive income	$16,563	$12,300	$32,755	$28,643

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Operating activities:
Net income	$29,853	$21,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,967	3,897
Provision for loan losses	1,516	4,193
Share based compensation expense	1,052	992
Tax benefits associated with share based compensation	692	267
Deferred income tax expense/(benefit)	(540)	60
Origination of loans held for sale	(70,736)	(72,226)
Proceeds from sales of loans held for sale	79,489	94,282
Gains on sales of loans held for sale	(1,443)	(1,517)
(Gains) losses on sales of other real estate owned	(17)	52
Investment securities gains	(1,275)	(1,919)
Net (increase) decrease in accrued interest receivable	(321)	44
Net decrease in other assets	(1,506)	(2,526)
Net increase (decrease) in accrued expenses and other liabilities	(4,069)	(3,880)
Other – net	3,605	650
Net cash provided by operating activities	40,267	43,829
Investing activities:
Proceeds of other equity securities	4,681	6,994
Purchases of investments available-for-sale	(115,028)	(113,273)
Proceeds from sales of investment available-for-sale	2,251	40,863
Proceeds from maturities, calls and principal payments of investments held-to-maturity	-	5,004
Proceeds from maturities, calls and principal payments of investments available-for-sale	70,361	179,038
Net increase in loans	(223,705)	(195,826)
Proceeds from the sales of other real estate owned	759	1,352
Proceeds from sales of loans previously held for investment	18,222	-
Expenditures for premises and equipment	(2,395)	(2,594)
Net cash provided (used) in investing activities	(244,854)	(78,442)
Financing activities:
Net increase in deposits	307,901	246,411
Net increase in retail repurchase agreements and federal funds purchased	2,193	8,742
Proceeds from advances from FHLB	2,220,000	1,290,000
Repayment of advances from FHLB	(2,340,000)	(1,460,000)
Retirement of subordinated debt	(30,000)	(5,000)
Proceeds from issuance of common stock	817	728
Stock tendered for payment of withholding taxes	(952)	(683)
Repurchase of common stock	-	(13,273)
Dividends paid	(12,561)	(11,622)
Net cash provided by financing activities	147,398	55,303
Net increase (decrease) in cash and cash equivalents	(57,189)	20,690
Cash and cash equivalents at beginning of period	134,125	72,882
Cash and cash equivalents at end of period	$76,936	$93,572

Supplemental disclosures:
Interest payments	$12,391	$11,114
Income tax payments	16,287	12,984
Transfer of investments held-to-maturity to available-for-sale	-	203,118
Transfer from loans to residential mortgage loans held for sale	18,053	18,752
Transfer from loans to other real estate owned	288	-

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2017	$23,901	$165,871	$350,414	$(6,614)	$533,572
Net income	-	-	29,853	-	29,853
Other comprehensive income, net of tax	-	-	-	2,902	2,902
Common stock dividends - $0.52 per share	-	-	(12,561)	-	(12,561)
Stock compensation expense	-	1,052	-	-	1,052
Common stock issued pursuant to:
Stock option plan - 27,284 shares	27	491	-	-	518
Employee stock purchase plan - 8,565 shares	9	290	-	-	299
Restricted stock - 47,064 shares	47	(999)	-	-	(952)
Balances at June 30, 2017	$23,984	$166,705	$367,706	$(3,712)	$554,683

Balance at January 1, 2016	$24,296	$175,588	$325,840	$(1,297)	$524,427
Net income	-	-	21,460	-	21,460
Other comprehensive income, net of tax	-	-	-	7,183	7,183
Common stock dividends - $0.48 per share	-	-	(11,622)	-	(11,622)
Stock compensation expense	-	992	-	-	992
Common stock issued pursuant to:
Stock option plan - 28,941 shares	29	393	-	-	422
Employee stock purchase plan - 12,471 shares	12	279	-	-	291
Director's stock purchase plan - 258 shares	1	15	-	-	16
Restricted stock - 49,648 shares	49	(466)	-	-	(417)
Purchase of treasury shares - 512,459 shares	(512)	(12,761)	-	-	(13,273)
Balances at June 30, 2016	$23,875	$164,040	$335,678	$5,886	$529,479

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2017. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

The FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic  606), in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This standard may affect an entity’s financial statements, business processes and internal control over financial reporting. The guidance is effective for the first interim or annual period beginning after December 15, 2017. The guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. As ASU 2014-09 does not apply to revenue associated with financial instruments, net interest income, mortgage origination and servicing activities, and gains and losses from securities are not impacted by the standard. For other revenue streams such as: 1) wealth management income; 2) insurance agency commissions; 3) bank card fees; and 4) service charges on deposit accounts, the Company does not expect this standard to have a material impact on the timing of revenue recognition. The Company is currently evaluating the disclosure requirements of the standard.   The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	June 30, 2017				December 31, 2016
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$114,346	$-	$(1,985)	$112,361	$124,314	$32	$(2,556)	$121,790
State and municipal	315,972	9,039	(78)	324,933	281,090	7,180	(586)	287,684
Mortgage-backed	332,578	2,762	(3,065)	332,275	314,029	2,851	(4,169)	312,711
Corporate debt	9,100	289	-	9,389	9,100	34	-	9,134
Trust preferred	931	-	(23)	908	1,089	-	(77)	1,012
Total debt securities	772,927	12,090	(5,151)	779,866	729,622	10,097	(7,388)	732,331
Marketable equity securities	212	-	-	212	1,223	-	-	1,223
Total investments available-for-sale	$773,139	$12,090	$(5,151)	$780,078	$730,845	$10,097	$(7,388)	$733,554

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at June 30, 2017 are not the result of credit related events but due to changes in interest rates.   These declines in fair market value are considered temporary in nature and are expected to recover over time as these securities approach maturity.

The mortgage-backed securities portfolio at June 30, 2017 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($114.2 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($218.1 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time to allow for any anticipated recovery in fair value.

At June 30, 2017 the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totaled $0.9 million with a fair value of the same amount.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended June 30, 2017.  The security had an insignificant unrealized loss at June 30, 2017 recognized in other comprehensive income (“OCI”).  The security is not expected to be sold and the Company has the ability to hold it until maturity.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2016	$531

Additions for credit losses not previously recognized	-

Cumulative credit losses on investment securities through June 30, 2017	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	June 30, 2017
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	11	$92,362	$1,985	$-	$1,985
State and municipal	15	12,760	38	40	78
Mortgage-backed	36	186,396	2,900	165	3,065
Trust preferred	1	908	23	-	23
Total	63	$292,426	$4,946	$205	$5,151

	December 31, 2016
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	12	$96,788	$2,556	$-	$2,556
State and municipal	53	48,010	516	70	586
Mortgage-backed	37	212,844	3,971	198	4,169
Trust preferred	1	1,012	-	77	77
Total	103	$358,654	$7,043	$345	$7,388

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

	June 30, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$9,400	$9,503	$7,493	$7,541
Due after one year through five years	156,757	162,574	156,953	162,233
Due after five years through ten years	267,567	269,361	282,468	282,713
Due after ten years	339,203	338,428	282,708	279,844
Total debt securities available for sale	$772,927	$779,866	$729,622	$732,331

At June 30, 2017 and December 31, 2016, investments available-for-sale with a book value of $428.2 million and $453.0 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2017 and December 31, 2016.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	June 30, 2017	December 31, 2016
Federal Reserve Bank stock	$8,366	$8,334
Federal Home Loan Bank of Atlanta stock	33,047	37,760
Total equity securities	$41,413	$46,094

Note 3 – LOANS

Outstanding loan balances at June 30, 2017 and December 31, 2016 are net of unearned income including net deferred loan costs of $2.1 million and $1.4 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2017	December 31, 2016
Residential real estate:
Residential mortgage	$871,766	$841,692
Residential construction	169,901	150,229
Commercial real estate:
Commercial owner occupied real estate	797,629	775,552
Commercial investor real estate	1,069,988	928,113
Commercial acquisition, development and construction	314,259	308,279
Commercial business	451,570	467,286
Consumer	458,058	456,657
Total loans	$4,133,171	$3,927,808

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan Losses

Summary information on the allowance for loan loss activity for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2017	2016
Balance at beginning of year	$44,067	$40,895
Provision for loan losses	1,516	4,193
Loan charge-offs	(824)	(2,272)
Loan recoveries	320	568
Net charge-offs	(504)	(1,704)
Balance at period end	$45,079	$43,384

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2017
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$7,539	$4,652	$12,939	$7,885		$2,828	$7,261	$963	$44,067
Provision (credit)	1,877	(630)	150	(1,204)		464	725	134	1,516
Charge-offs	(411)	-	-	-		(404)	(9)	-	(824)
Recoveries	44	103	83	-		48	28	14	320
Net recoveries (charge-offs)	(367)	103	83	-		(356)	19	14	(504)
Balance at end of period	$9,049	$4,125	$13,172	$6,681		$2,936	$8,005	$1,111	$45,079

Total loans and leases	$451,570	$314,259	$1,069,988	$797,629		$458,058	$871,766	$169,901	$4,133,171
Allowance for loans losses to total loans ratio	2.00%	1.31%	1.23%	0.84%		0.64%	0.92%	0.65%	1.09%

Balance of loans specifically evaluated for impairment	$8,977	$137	$6,934	$5,667	$	na.	$2,888	$-	$24,603
Allowance for loans specifically evaluated for impairment	$4,740	$-	$736	$296	$	na.	$-	$-	$5,772
Specific allowance to specific loans ratio	52.80%	-	10.61%	5.22%		na.	-	-	23.46%

Balance of loans collectively evaluated	$442,593	$314,122	$1,063,054	$791,962		$458,058	$868,878	$169,901	$4,108,568
Allowance for loans collectively evaluated	$4,309	$4,125	$12,436	$6,385		$2,936	$8,005	$1,111	$39,307
Collective allowance to collective loans ratio	0.97%	1.31%	1.17%	0.81%		0.64%	0.92%	0.65%	0.96%

	For the Year Ended December 31,2016
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$6,529	$4,691	$10,440	$7,984		$3,456	$6,901	$894	$40,895
Provision (credit)	1,563	(31)	2,563	(104)		112	1,406	37	5,546
Charge-offs	(597)	(48)	(197)	-		(888)	(1,404)	-	(3,134)
Recoveries	44	40	133	5		148	358	32	760
Net recoveries (charge-offs)	(553)	(8)	(64)	5		(740)	(1,046)	32	(2,374)
Balance at end of period	$7,539	$4,652	$12,939	$7,885		$2,828	$7,261	$963	$44,067

Total loans and leases	$467,286	$308,279	$928,113	$775,552		$456,657	$841,692	$150,229	$3,927,808
Allowance for loan losses to total loans ratio	1.61%	1.51%	1.39%	1.02%		0.62%	0.86%	0.64%	1.12%

Balance of loans specifically evaluated for impairment	$7,018	$137	$8,107	$5,567	$	na.	$3,263	$-	$24,092
Allowance for loans specifically evaluated for impairment	$2,604	$-	$1,736	$485	$	na.	$-	$-	$4,825
Specific allowance to specific loans ratio	37.10%	-	21.41%	8.71%		na.	-	-	20.03%

Balance of loans collectively evaluated	$460,268	$308,142	$920,006	$769,985		$456,657	$838,429	$150,229	$3,903,716
Allowance for loans collectively evaluated	$4,935	$4,652	$11,203	$7,400		$2,828	$7,261	$963	$39,242
Collective allowance to collective loans ratio	1.07%	1.51%	1.22%	0.96%		0.62%	0.87%	0.64%	1.01%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	June 30, 2017	December 31, 2016
Impaired loans with a specific allowance	$14,193	$13,563
Impaired loans without a specific allowance	10,410	10,529
Total impaired loans	$24,603	$24,092

Allowance for loan losses related to impaired loans	$5,772	$4,825
Allowance for loan losses related to loans collectively evaluated	39,307	39,242
Total allowance for loan losses	$45,079	$44,067

Average impaired loans for the period	$24,190	$26,382
Contractual interest income due on impaired loans during the period	$1,281	$2,082
Interest income on impaired loans recognized on a cash basis	$415	$511
Interest income on impaired loans recognized on an accrual basis	$134	$186

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	June 30, 2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Accruing	$896	$-	$-	$-	$-	$896
Non-accruing	4,405	-	6,029	1,224	-	11,658
Restructured accruing	992	-	-	-	-	992
Restructured non-accruing	8	-	-	639	-	647
Balance	$6,301	$-	$6,029	$1,863	$-	$14,193

Allowance	$4,740	$-	$736	$296	$-	$5,772

Impaired loans without a specific allowance
Non-accruing	$1,597	$-	$426	$1,907	$-	$3,930
Restructured accruing	282	-	-	741	554	1,577
Restructured non-accruing	797	137	479	1,156	2,334	4,903
Balance	$2,676	$137	$905	$3,804	$2,888	$10,410

Total impaired loans
Accruing	$896	$-	$-	$-	$-	$896
Non-accruing	6,002	-	6,455	3,131	-	15,588
Restructured accruing	1,274	-	-	741	554	2,569
Restructured non-accruing	805	137	479	1,795	2,334	5,550
Balance	$8,977	$137	$6,934	$5,667	$2,888	$24,603

Unpaid principal balance in total impaired loans	$10,926	$4,398	$11,514	$7,822	$3,710	$38,370

	June 30, 2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,669	$137	$7,670	$5,694	$3,020	$24,190
Contractual interest income due on impaired loans during the period	$436	$160	$350	$265	$70
Interest income on impaired loans recognized on a cash basis	$189	$-	$14	$96	$116
Interest income on impaired loans recognized on an accrual basis	$97	$-	$-	$18	$19

	December 31, 2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$2,807	$-	$7,029	$1,884	$-	$11,720
Restructured accruing	1,140	-	-	-	-	1,140
Restructured non-accruing	64	-	-	639	-	703
Balance	$4,011	$-	$7,029	$2,523	$-	$13,563

Allowance	$2,604	$-	$1,736	$485	$-	$4,825

Impaired loans without a specific allowance
Non-accruing	$1,562	$-	$562	$1,083	$-	$3,207
Restructured accruing	45	-	-	744	560	1,349
Restructured non-accruing	1,400	137	516	1,217	2,703	5,973
Balance	$3,007	$137	$1,078	$3,044	$3,263	$10,529

Total impaired loans
Non-accruing	$4,369	$-	$7,591	$2,967	$-	$14,927
Restructured accruing	1,185	-	-	744	560	2,489
Restructured non-accruing	1,464	137	516	1,856	2,703	6,676
Balance	$7,018	$137	$8,107	$5,567	$3,263	$24,092

Unpaid principal balance in total impaired loans	$10,082	$4,398	$12,805	$7,760	$3,971	$39,016

	December 31, 2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,646	$150	$9,480	$6,561	$4,545	$26,382
Contractual interest income due on impaired loans during the period	$570	$294	$718	$310	$190
Interest income on impaired loans recognized on a cash basis	$153	$-	$43	$266	$49
Interest income on impaired loans recognized on an accrual basis	$107	$-	$-	$37	$42

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	June 30, 2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$6,807	$137	$6,934	$4,926	$3,111	$7,101	$187	$29,203
Loans 90 days past due	-	-	-	424	4	-	-	428
Restructured loans	1,274	-	-	741	-	554	-	2,569
Total non-performing loans	8,081	137	6,934	6,091	3,115	7,655	187	32,200
Other real estate owned	39	365	395	-	-	661	-	1,460
Total non-performing assets	$8,120	$502	$7,329	$6,091	$3,115	$8,316	$187	$33,660

	December 31, 2016
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$5,833	$137	$8,107	$4,823	$2,859	$7,257	$195	$29,211
Loans 90 days past due	-	-	-	-	-	232	-	232
Restructured loans	1,185	-	-	744	-	560	-	2,489
Total non-performing loans	7,018	137	8,107	5,567	2,859	8,049	195	31,932
Other real estate owned	39	365	395	637	-	475	-	1,911
Total non-performing assets	$7,057	$502	$8,502	$6,204	$2,859	$8,524	$195	$33,843

	June 30, 2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$4,980	$-	$219	$580	$1,071	$8,645	$-	$15,495
61-90 days	191	-	181	304	141	2,623	-	3,440
> 90 days	-	-	-	424	4	-	-	428
Total past due	5,171	-	400	1,308	1,216	11,268	-	19,363
Non-accrual loans	6,807	137	6,934	4,926	3,111	7,101	187	29,203
Current loans	439,592	314,122	1,062,654	791,395	453,731	853,397	169,714	4,084,605
Total loans	$451,570	$314,259	$1,069,988	$797,629	$458,058	$871,766	$169,901	$4,133,171

	December 31, 2016
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$663	$896	$850	$1,479	$808	$3,969	$-	$8,665
61-90 days	672	-	1,206	744	1,104	2,139	-	5,865
> 90 days	-	-	-	-	-	232	-	232
Total past due	1,335	896	2,056	2,223	1,912	6,340	-	14,762
Non-accrual loans	5,833	137	8,107	4,823	2,859	7,257	195	29,211
Current loans	460,118	307,246	917,950	768,506	451,886	828,095	150,034	3,883,835
Total loans	$467,286	$308,279	$928,113	$775,552	$456,657	$841,692	$150,229	$3,927,808

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	June 30, 2017
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$432,870	$314,122	$1,060,362	$783,831	$2,591,185
Special Mention	2,848	-	2,357	5,645	10,850
Substandard	15,852	137	7,269	8,153	31,411
Doubtful	-	-	-	-	-
Total	$451,570	$314,259	$1,069,988	$797,629	$2,633,446

	December 31, 2016
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$442,725	$308,142	$917,255	$758,651	$2,426,773
Special Mention	10,010	-	2,395	9,255	21,660
Substandard	14,551	137	8,463	7,646	30,797
Doubtful	-	-	-	-	-
Total	$467,286	$308,279	$928,113	$775,552	$2,479,230

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	June 30, 2017
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$454,943	$864,111	$169,714	$1,488,768
Non-performing:
90 days past due	4	-	-	4
Non-accruing	3,111	7,101	187	10,399
Restructured loans	-	554	-	554
Total	$458,058	$871,766	$169,901	$1,499,725

	December 31, 2016
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$453,798	$833,643	$150,034	$1,437,475
Non-performing:
90 days past due	-	232	-	232
Non-accruing	2,859	7,257	195	10,311
Restructured loans	-	560	-	560
Total	$456,657	$841,692	$150,229	$1,448,578

During the six months ended June 30, 2017, the Company restructured $0.2 million in loans.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2017 did not have any specific reserves.  For the year ended December 31, 2016, the Company restructured $0.6 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2016 did not have significant specific reserves at December 31, 2016.  The commitments to lend additional funds on loans that have been restructured at June 30, 2017 and December 31, 2016 were not significant.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

For the Six Months Ended June 30, 2017
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

Other Real Estate Owned

Other real estate owned totaled $1.5 million and $1.9 million at June 30, 2017 and December 31, 2016, respectively.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	June 30, 2017			Weighted	December 31, 2016			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Other identifiable intangibles	$786	$(157)	$629	13.4 years	$786	$(106)	$680	13.8 years
Total amortizing intangible assets	$786	$(157)	$629		$786	$(106)	$680

Goodwill	$85,768		$85,768		$85,768		$85,768

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2017	$49
2018	95
2019	83
2020	66
Thereafter	336
Total amortizing intangible assets	$629

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2017	December 31, 2016
Noninterest-bearing deposits	$1,302,536	$1,138,139
Interest-bearing deposits:
Demand	605,976	615,058
Money market savings	991,503	927,837
Regular savings	329,165	310,471
Time deposits of less than $100,000	282,234	258,621
Time deposits of $100,000 or more	374,031	327,418
Total interest-bearing deposits	2,582,909	2,439,405
Total deposits	$3,885,445	$3,577,544

Note 7 – Stockholders’ Equity

The Company re-approved a stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1.2 million shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  The Company did not repurchase any shares during the first six months of 2017.

Note 8 – Share Based Compensation

At June 30, 2017, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,339,989 are available for issuance at June 30, 2017, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.5 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, related to the awards of stock options and restricted stock grants.  Compensation expense of $1.0 million and $0.9 million was recognized for the six months ended June 30, 2017 and 2016, respectively.  The intrinsic value of stock options exercised in the six months ended June 30, 2017 and 2016 was $0.6 million and $0.4 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of June 30, 2017.  That cost is expected to be recognized over a weighted average period of approximately 2.2 years.  The total of unrecognized compensation cost related to restricted stock was approximately $5.3 million as of June 30, 2017.  That cost is expected to be recognized over a weighted average period of approximately 3.4 years.  The fair value of the options vested during the six months ended June 30, 2017 and 2016, was not significant.

In the first quarter of 2017, 12,941 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  The Company granted 55,211 shares of restricted stock in the first quarter of 2017, 6,479 shares are subject to a three year vesting schedule with one third of the shares vesting each year and 41,859 shares are subject to a five year vesting schedule with one fifth of the shares vesting each year.  All of these restricted shares will vest on April 1st of each year. An additional 6,873 shares of performance based restricted stock grants were also approved as part of the restricted shares granted in the first quarter.  The performance shares are subject to cliff vesting after three years based on the relative performance of the Company’s stock price in comparison to a selected peer group.  Vesting can vary from 0-150% of the initial grant based on the results of the Company’s stock performance.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2017	108,503	$22.46		$1,902
Granted	12,941	$42.48
Exercised	(27,284)	$19.00		$609
Forfeited or expired	(3,577)	$30.07
Balance at June 30, 2017	90,583	$26.08	4.0	$1,347

Exercisable at June 30, 2017	60,098	$22.43	3.0	$1,097

Weighted average fair value of options
granted during the year		$13.42

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2017	212,646	$25.19
Granted	55,211	$42.48
Vested	(70,382)	$23.82
Forfeited	(7,800)	$27.21
Restricted stock at June 30, 2017	189,675	$30.67

Note 9 – Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”). Benefits after January 1, 2005, are based on the benefit earned as of December 31, 2004, plus benefits earned in future years of service based on the employee’s compensation during each such year. All benefit accruals for employees were frozen as of December 31, 2007 based on past service and thus salary increases and additional years of service after such date  no longer affect the defined benefit provided by the plan although additional vesting may continue to occur.

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Interest cost on projected benefit obligation	$410	$415	$820	$826
Expected return on plan assets	(496)	(375)	(992)	(747)
Recognized net actuarial loss	295	291	590	575
Net periodic benefit cost	$209	$331	$418	$654

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

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2017	2016	2017	2016
Net income	$14,741	$10,647	$29,853	$21,460

Basic:
Basic weighted average EPS shares	24,198	23,865	24,164	23,920

Basic net income per share	$0.61	$0.45	$1.24	$0.90

Diluted:
Basic weighted average EPS shares	24,198	23,865	24,164	23,920
Dilutive common stock equivalents	65	244	95	246
Dilutive EPS shares	24,263	24,109	24,259	24,166

Diluted net income per share	$0.61	$0.44	$1.23	$0.89

Anti-dilutive shares	5	7	3	6

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2017	$1,642	$(8,256)	$(6,614)
Other comprehensive income before reclassification, net of tax	3,314	-	3,314
Reclassifications from accumulated other comprehensive income, net of tax	(767)	355	(412)
Current period change in other comprehensive income, net of tax	2,547	355	2,902
Balance at June 30, 2017	$4,189	$(7,901)	$(3,712)

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2016	$6,566	$(7,863)	$(1,297)
Other comprehensive income before reclassification, net of tax	7,990	-	7,990
Reclassifications from accumulated other comprehensive income, net of tax	(1,154)	347	(807)
Current period change in other comprehensive income, net of tax	6,836	347	7,183
Balance at June 30, 2016	$13,402	$(7,516)	$5,886

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2017	2016
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$1,275	$1,919
Income before taxes	1,275	1,919
Tax expense	(508)	(765)
Net income	$767	$1,154

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss(1)	$(590)	$(575)
Income before taxes	(590)	(575)
Tax benefit	235	228
Net income/(loss)	$(355)	$(347)
(1) This amount is included in the computation of net periodic benefit cost, see Note 9

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $18.3 million with a fair value of $0.9 million as of June 30, 2017 compared to $18.9 million with a fair value of $1.0 million as of December 31, 2016.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2017
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$5,743	$-	$5,743
Investments available-for-sale:
U.S. government agencies	-	112,361	-	112,361
State and municipal	-	324,933	-	324,933
Mortgage-backed	-	332,275	-	332,275
Corporate debt	-	-	9,389	9,389
Trust preferred	-	-	908	908
Marketable equity securities	-	212	-	212
Interest rate swap agreements	-	886	-	886

Liabilities
Interest rate swap agreements	$-	$(886)	$-	$(886)

	December 31, 2016
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$13,222	$-	$13,222
Investments available-for-sale:
U.S. government agencies	-	121,790	-	121,790
State and municipal	-	287,684	-	287,684
Mortgage-backed	-	312,711	-	312,711
Corporate debt	-	-	9,134	9,134
Trust preferred	-	-	1,012	1,012
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,010	-	1,010

Liabilities
Interest rate swap agreements	$-	$(1,010)	$-	$(1,010)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2017	$10,146
Principal redemption	(158)
Total unrealized gains included in other comprehensive loss	309
Balance at June 30, 2017	$10,297

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2017
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$8,395	$8,395	$(10,879)
Other real estate owned	-	-	1,460	1,460	(116)
Total	$-	$-	$9,855	$9,855	$(10,995)

	December 31, 2016
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$8,981	$8,981	$(10,600)
Other real estate owned	-	-	1,911	1,911	(107)
Total	$-	$-	$10,892	$10,892	$(10,707)

At June 30, 2017, impaired loans totaling $24.6 million were written down to fair value of $18.8 million as a result of specific loan loss allowances of $5.8 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $24.1 million were written down to fair value of $19.3 million at December 31, 2016 as a result of specific loan loss allowances of $4.8 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	June 30, 2017		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$41,413	$41,413	$-	$41,413	$-
Loans, net of allowance	4,088,092	4,139,371	-	-	4,139,371
Other assets	94,526	94,526	-	94,526	-

Financial Liabilities
Time deposits	$656,265	$654,677	$-	$654,677	$-
Securities sold under retail repurchase agreements and
federal funds purchased	127,312	127,312	-	127,312	-
Advances from FHLB	670,000	677,244	-	677,244	-

			Fair Value Measurements
	December 31, 2016		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$46,094	$46,094	$-	$46,094	$-
Loans, net of allowance	3,883,741	3,933,700	-	-	3,933,700
Other assets	93,328	93,328	-	93,328	-

Financial Liabilities
Time deposits	$586,039	$584,868	$-	$584,868	$-
Securities sold under retail repurchase agreements and
federal funds purchased	125,119	125,119	-	125,119	-
Advances from FHLB	790,000	800,756	-	800,756	-
Subordinated debentures	30,000	29,985	-	-	29,985

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at June 30, 2017 and December 31, 2016 as determined by each insurance carrier.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles was not significant for the three and six months ended June 30, 2017 and 2016, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles was not significant for the three and six months ended June 30, 2017 and 2016, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.3 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles was not significant for the three and six months ended June 30, 2017 and 2016, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended June 30, 2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$48,576	$-	$2	$(2)	$48,576
Interest expense	6,252	-	-	(2)	6,250
Provision for loan losses	1,322	-	-	-	1,322
Noninterest income	10,544	1,223	2,014	(210)	13,571
Noninterest expense	30,602	1,324	1,152	(210)	32,868
Income before income taxes	20,944	(101)	864	-	21,707
Income tax expense	6,669	(40)	337	-	6,966
Net income	$14,275	$(61)	$527	$-	$14,741

Assets	$5,273,823	$8,046	$13,676	$(25,024)	$5,270,521

	Three Months Ended June 30, 2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$41,804	$-	$1	$(2)	$41,803
Interest expense	5,073	-	-	(2)	5,071
Provision for loan losses	2,957	-	-	-	2,957
Non-interest income	10,136	950	1,843	(178)	12,751
Non-interest expense	28,999	1,030	1,020	(178)	30,871
Income before income taxes	14,911	(80)	824	-	15,655
Income tax expense	4,718	(31)	321	-	5,008
Net income	$10,193	$(49)	$503	$-	$10,647

Assets	$4,742,368	$5,754	$11,601	$(20,274)	$4,739,449

	Six Months Ended June 30, 2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$94,533	$1	$4	$(4)	$94,534
Interest expense	11,959	-	-	(4)	11,955
Provision for loan losses	1,516	-	-	-	1,516
Noninterest income	19,630	2,975	4,017	(419)	26,203
Noninterest expense	58,401	2,679	2,188	(419)	62,849
Income before income taxes	42,287	297	1,833	-	44,417
Income tax expense	13,729	121	714	-	14,564
Net income	$28,558	$176	$1,119	$-	$29,853

Assets	$5,273,823	$8,046	$13,676	$(25,024)	$5,270,521

	Six Months Ended June 30, 2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$83,457	$1	$2	$(4)	$83,456
Interest expense	10,606	-	-	(4)	10,602
Provision for loan losses	4,193	-	-	-	4,193
Non-interest income	20,355	2,403	3,712	(356)	26,114
Non-interest expense	59,379	2,201	1,964	(356)	63,188
Income before income taxes	29,634	203	1,750	-	31,587
Income tax expense	9,362	83	682	-	10,127
Net income	$20,272	$120	$1,068	$-	$21,460

Assets	$4,742,368	$5,754	$11,601	$(20,274)	$4,739,449

Note 16 – PENDING AQUISITION

On May 15, 2017, the Company and WashingtonFirst Bankshares, Inc., a Virginia corporation (“WashingtonFirst”) and parent company for WashingtonFirst Bank, entered into a definitive agreement and plan of merger that provides for WashingtonFirst to merge with and into the Company (the “Merger”). At the effective time of the Merger, the combined entity shall exist as a Maryland corporation.

Subsequent to the effective date of the Merger, WashingtonFirst Bank, a Virginia state-chartered bank and a wholly-owned subsidiary of WashingtonFirst, will merge with and into the Bank (the “Bank Merger”). The Bank will survive the Bank Merger and continue to exist as a Maryland banking corporation.

Under the terms of the agreement, WashingtonFirst shareholders are expected to receive 0.8713 shares of Company common stock for each share owned of WashingtonFirst common stock, subject to adjustment if the Company’s average stock price during a specified measurement period prior to closing is more than $50.15 or less than $37.07 per share. The transaction, which is expected to close in the fourth quarter of 2017, has a value of approximately $498 million in the aggregate, based on the Company’s closing price of $42.72 on May 15, 2017. Upon closing, Sandy Spring shareholders will own approximately 67.8% of the combined company and WashingtonFirst’s shareholders will own approximately 32.2% of the combined company.

As of March 31, 2017, WashingtonFirst had $2.1 billion in assets with 19 full-service community banking offices throughout the Washington D.C. Metropolitan region. In addition, WashingtonFirst also provides wealth management services through its subsidiary, 1st Portfolio Wealth Advisors, and mortgage banking services through its subsidiary, WashingtonFirst Mortgage Corporation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank traces its origin to 1868, making it among the oldest institutions in the region. The Bank is an independent, community oriented commercial banking business that conducts full-service banking through 44 community offices located in Central Maryland, Northern Virginia and Washington D.C. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Company is a $5.3 billion community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank offers a comprehensive menu of insurance and investment management services.

On May 16, 2017, the Company announced it had entered into a definitive agreement and plan of merger pursuant to which WashingtonFirst Bankshares, Inc., the parent company for WashingtonFirst Bank, will merge with and into the Company in a transaction valued at approximately $498 million. WashingtonFirst, headquartered in Reston, Virginia, has 19 community banking offices and more than $2.1 billion in assets (as of March 31, 2017).

Overview

Net income for the Company for the second quarter of 2017 totaled $14.7 million ($0.61 per diluted share) as compared to net income of $10.6 million ($0.44 per diluted share) for the second quarter of 2016. These results reflect the following events:

•        Average total loans for the second quarter of 2017 increased 13% compared to the second quarter of 2016 due primarily to organic growth of 16% in the commercial loan portfolio. Overall, the entire portfolio grew $461 million over the prior year period.

•        Average total deposits grew 11% to $3.9 billion for the second quarter of 2017 as compared to $3.5 billion for the second quarter of 2016.

•        The net interest margin was 3.60% for the second quarter of 2017, compared to 3.51% for the second quarter of 2016 and 3.51% for the first quarter of 2017.

•        The return on average equity for the second quarter of 2017 increased 32% to 10.80% as compared to 8.21% from the prior year.

•        The Non-GAAP efficiency ratio was 54.10% for the current quarter as compared to 59.12% for the second quarter of 2016 and 54.78% for the first quarter of 2017.

The local economy continues to display certain positive economic trends such as lower unemployment and increased housing starts; however, these trends have been tempered by other concerns such as the lack of wage growth and the strength of the dollar. These factors in concert have acted to restrict the pace of economic expansion. Volatility in global economic markets and geo-political unrest has continued to cause uncertainty in the financial markets. Furthermore, concern over rising interest rates has acted to restrain confidence among individual consumers and small and mid-sized businesses. In light of this mixed economic environment, management is optimistic that the regional economy will continue to improve and present further growth opportunities for the Company.

Total assets at June 30, 2017 increased 4% compared to December 31, 2016 driven by loan balances that increased 5% compared to the prior year end due to growth in commercial loans. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 8% compared to balances at December 31, 2016. The increase in customer funding sources was driven primarily by increases of 9% in noninterest-bearing and interest-bearing transaction accounts and 7% in money market savings accounts.  Additionally, certificates of deposit increased 12% compared to the balances at December 31, 2016 as the Company increased rates to fund loan growth.  Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.  During the first six months of 2017, stockholders’ equity increased $21 million to $555 million due to the increase in retained earnings during the period.

Non-performing loans represented 0.78% of total assets at June 30, 2017 compared to 0.85% at June 30, 2016 due to asset growth.  The Company’s non-performing assets were $32.2 million at June 30, 2017 compared to $31.4 million at June 30, 2016.  The ratio of net charge-offs to average loans was 0.01% for the second quarter of 2017 compared to 0.15% for the prior year quarter.

The net interest margin was 3.60% for the second quarter of 2017, compared to 3.51% for the second quarter of 2016.  The quarter’s margin included the effect of the receipt of $0.7 million from the full payoff of a previously acquired credit-impaired loan.  Exclusive of this non-core item, the margin would have been 3.54%.   The Company continued to manage its net interest margin through the prepayment of higher rate FHLB advances, sales of selected investment securities and the extinguishment of $30 million of subordinated debentures in the first quarter of 2017. These transactions have contributed to an improving net interest margin in the second quarter of 2017 compared to the second quarter of 2016.

The provision for loan losses was $1.3 million for the second quarter of 2017 compared to $3.0 million for the second quarter of 2016. The decrease in the current quarter’s charge versus the prior year’s quarter reflected improved loan portfolio credit quality that partially offset the effects of loan growth on the provision over the past year.

Non-interest income increased to $13.6 million for the second quarter of 2017 compared to $12.8 million for the second quarter of 2016.  The second quarter of 2017 included gains of $1.3 million on sales of investment securities. The second quarter of 2016 included a $1.2 million gain on the extinguishment of subordinated debentures and $0.2 million in gains on the sales of investment securities.  Excluding these gains, non-interest income increased 8% compared to the prior year quarter.

Non-interest expenses increased 6% to $32.9 million for the second quarter of 2017 compared to $30.9 million in the second quarter of 2016. The second quarter of 2017 included $1.3 million in penalties on the early payoff of high-rate FHLB advances and $1.0 million in merger expenses. The comparable period for 2016 included $1.4 million in prepayment penalties.  Excluding these transactions, non-interest expenses increased 4% compared to the second quarter of 2016 due to merit increases, performance incentives and volume driven compensation costs.  The non-GAAP efficiency ratio was 54.10% for the second quarter of 2017 compared to 59.12% for the second quarter of 2016 as a result of the growth in net interest income.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Six Months Ended June 30,
		2017			2016
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$854,022	$14,879	3.48%	$809,574	$13,802	3.41%
Residential construction loans	163,174	3,015	3.73	138,781	2,463	3.57
Total mortgage loans	1,017,196	17,894	3.52	948,355	16,265	3.43
Commercial AD&C loans	306,604	7,421	4.88	266,888	6,113	4.61
Commercial investor real estate loans	977,915	21,699	4.47	769,803	17,600	4.60
Commercial owner occupied real estate loans	775,625	19,009	4.94	681,347	16,365	4.83
Commercial business loans	458,563	10,069	4.43	457,181	9,956	4.38
Total commercial loans	2,518,707	58,198	4.66	2,175,219	50,034	4.63
Consumer loans	459,927	8,101	3.58	450,335	7,774	3.49
Total loans (2)	3,995,830	84,193	4.24	3,573,909	74,073	4.16
Loans held for sale	7,238	154	4.27	11,181	198	3.54
Taxable securities	534,306	7,413	2.78	490,338	6,356	2.59
Tax-exempt securities (3)	296,323	6,280	4.24	284,524	6,024	4.23
Total investment securities	830,629	13,693	3.30	774,862	12,380	3.20
Interest-bearing deposits with banks	40,038	181	0.91	42,777	107	0.50
Federal funds sold	2,320	10	0.84	608	2	0.48
Total interest-earning assets	4,876,055	98,231	4.05	4,403,337	86,760	3.96

Less: allowance for loan losses	(43,703)			(41,567)
Cash and due from banks	48,165			46,783
Premises and equipment, net	53,548			53,396
Other assets	223,228			212,915
Total assets	$5,157,293			$4,674,864

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$612,608	237	0.08%	$577,771	223	0.08%
Regular savings deposits	320,577	106	0.07	294,339	89	0.06
Money market savings deposits	986,625	1,854	0.38	902,352	932	0.21
Time deposits	616,713	3,314	1.08	538,435	2,634	0.98
Total interest-bearing deposits	2,536,523	5,511	0.44	2,312,897	3,878	0.34
Other borrowings	130,531	155	0.24	116,792	138	0.24
Advances from FHLB	699,641	6,277	1.81	599,423	6,113	2.05
Subordinated debentures	829	12	2.91	32,995	473	2.87
Total interest-bearing liabilities	3,367,524	11,955	0.72	3,062,107	10,602	0.70

Noninterest-bearing demand deposits	1,205,809			1,052,116
Other liabilities	42,659			37,793
Stockholders' equity	541,301			522,848
Total liabilities and stockholders' equity	$5,157,293			$4,674,864

Net interest income and spread		86,276	3.33%		76,158	3.26%
Less: tax-equivalent adjustment		3,697			3,304
Net interest income		$82,579			$72,854

Interest income/earning assets			4.05%			3.96%
Interest expense/earning assets			0.49			0.49
Net interest margin			3.56%			3.47%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2017 and 2016. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $3.7 million and $3.3 million in 2017 and 2016, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Results of Operations

For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Net income for the Company for the first six months of 2017 totaled $29.9 million ($1.23 per diluted share) compared to net income of $21.5 million ($0.89 per diluted share) for the first six months of 2016.

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

Net interest income for the first six months of 2017 was $82.6 million compared to $72.9 million for the first six months of 2016. On a tax-equivalent basis, net interest income for the first six months of 2017 was $86.3 million compared to $76.2 million for the first six months of 2016, an increase of 13%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that has increased to 3.56% for the first six months of 2017 compared to 3.47% for the first six months of 2016.  The first six months of 2017 net interest income included $0.7 million from the full payoff of a previously acquired credit impaired loan.  Exclusive of this recovered interest income, the net interest margin would have been 3.54%.

The higher net interest margin was driven by an increase in the yield on interest-earning assets as a result of loan growth and the migration of assets from lower-yielding investment securities into higher-yielding loans.  Average interest-earning assets increased by 11% while average interest-bearing liabilities increased 10% in the first six months of 2017 compared to the first six months of 2016.  Average noninterest-bearing deposits increased 15% in the first six months of 2017.  As the percentage of average noninterest-bearing deposits to total deposits rose slightly to 32% in the first six months of 2017 compared to 31% in the first six months of 2016.

Interest Income

The Company's total tax-equivalent interest income increased 13% for the first six months of 2017 compared to the prior year period. The previous and following table reflect that the increase in interest income has been driven almost entirely by loan growth.

The average balance of the loan portfolio increased 12% for the first six months of 2017 compared to the first six months of 2016. This growth occurred in all segments of the loan portfolio with the most significant growth in the commercial portfolio. The increases were driven by organic loan growth as the regional economy improved. Excluding the interest recovery, the yield on average loans increased by 5 basis points from the prior year.  The rise in the portfolio yield was driven primarily by an increase the yields in all major segments of the loan portfolio as loan volumes had a greater impact than their associated rates on the increase in the overall yield.

The average yield on total investment securities increased 10 basis points as the average balance of the portfolio increased 7% for the first six months of 2017 compared to the first six months of 2016. The increase in the yield on investments was due primarily to securities purchased in early 2017 at favorable yields in addition to the decline in the size of the lower-yielding mortgage-backed securities portfolio due sales of such securities that occurred in early 2016. The effect of these transactions was to increase the relative size of the higher yielding state and municipal portfolio as part of the total investment securities portfolio.

Interest Expense

Interest expense increased 13% in the first six months of 2017 compared to the first six months of 2016. The cost of interest-bearing deposits increased as the Company increased rates to maintain deposit relationships and to provide funding for loan growth. The average rate paid on Federal Home Loan Bank advances decreased due to the prepayments of high rate advances over the past year. Average deposits increased 11% in the first six months of 2017 compared to the first six months of 2016. This increase was primarily due to increases of $189 million or 12% in average noninterest-bearing and interest-bearing checking accounts together with increases of $78 million or 15% in certificates of deposit and $84 million or 9% in money market accounts as the Company increased rates on the deposit products.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2017 vs. 2016			2016 vs. 2015
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$1,077	$784	$293	$1,523	$1,375	$148
Residential construction loans	552	440	112	(26)	74	(100)
Commercial AD&C loans	1,308	939	369	1,251	1,262	(11)
Commercial investor real estate loans	4,099	4,610	(511)	2,250	2,613	(363)
Commercial owner occupied real estate loans	2,644	2,270	374	1,165	1,564	(399)
Commercial business loans	113	24	89	1,449	1,468	(19)
Leasing	-	-	-	(1)	1	-
Consumer loans	327	157	170	668	357	311
Loans held for sale	(44)	(79)	35	(10)	11	(21)
Taxable securities	1,057	582	475	(1,366)	(1,634)	268
Tax exempt securities	256	242	14	(281)	(196)	(85)
Interest-bearing deposits with banks	74	(7)	81	63	11	52
Federal funds sold	8	6	2	1	1	-
Total interest income	11,471	9,968	1,503	6,686	6,907	(219)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	14	14	-	16	22	(6)
Regular savings deposits	17	6	11	18	6	12
Money market savings deposits	922	95	827	342	49	293
Time deposits	680	400	280	941	352	589
Other borrowings	17	17	-	28	23	5
Advances from FHLB	164	936	(772)	(389)	(152)	(237)
Subordinated debentures	(461)	(466)	5	31	(26)	57
Total interest expense	1,353	1,002	351	987	274	713
Net interest income	$10,118	$8,966	$1,152	$5,699	$6,633	$(932)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2017/2016	2017/2016
(Dollars in thousands)	2017	2016	$ Change	% Change
Securities gains	$1,275	$1,919	$(644)	(33.6)%
Service charges on deposit accounts	3,981	3,859	122	3.2
Mortgage banking activities	1,448	1,641	(193)	(11.8)
Wealth management income	9,228	8,853	375	4.2
Insurance agency commissions	2,974	2,394	580	24.2
Income from bank owned life insurance	1,199	1,230	(31)	(2.5)
Bank card fees	2,398	2,309	89	3.9
Other income	3,700	3,909	(209)	(5.3)
Total non-interest income	$26,203	$26,114	$89	0.3

Total non-interest income was $26.2 million for the first six months of 2017 compared to $26.1 million for the first six months of 2016. The first six months of 2017 includes $1.3 million in gains on sales of investment securities.   The prior year period included a $1.2 million gain on the extinguishment of subordinated debentures and $1.9 million in gains on the sales of investment securities.  Excluding these gains, non-interest income increased 8% compared to the prior year period. Further detail by type of non-interest income follows:

•        Gains on the sales of investment securities declined to $1.3 million for the first six months of 2017 compared to $1.9 million for the first six months of 2016.  During the first six months of 2017 the Company sold specific equity securities for gains that were applied to offset the impact of prepayment penalties incurred on FHLB advances during the current quarter.   A similar strategy was executed for the same period of the prior year.

•        Income from mortgage banking activities decreased in the first six months of 2017 compared to the first six months of 2016 due primarily due to lower volumes of bulk loan sales compared to the prior year period.

•        Wealth management income is comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiary.   Overall, wealth management income increased 4% for the first six months of 2017 compared to the same period of the prior year.   The prior year’s wealth management income included $0.4 million in fees on sales of investment products.  The portfolio responsible for these fees was sold in early 2016.  Excluding these fees from the prior year period, wealth management income grew 9% from prior year levels.  Trust services fees increased 8% for the first six months of 2017 compared to the prior year period.  Investment management fees increased 10% for the first six months of 2017 compared to the same period of 2016, due to an increase in assets under management.  Overall total assets under management increased to $2.6 billion at June 30, 2017 compared to $2.3 billion at June 30, 2016 primarily as a result of positive trends occurring in the financial markets and increased sales efforts.

•        Insurance agency commissions increased for the first six months of 2017 compared to the same period of 2016 primarily due to the increased commission income resulting from the agency acquisition that occurred in the third quarter of the prior year.

•        Other non-interest income decreased mainly due to a $1.2 million gain realized on the extinguishment of subordinated debentures in the first six months of 2016. Excluding this gain, other non-interest income increased 37% for the first six months of 2017 as compared to the first six months of 2016 due to prepayment fees, commissions and incentives.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2017/2016	2017/2016
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$36,083	$35,451	$632	1.8%
Occupancy expense of premises	6,613	6,635	(22)	(0.3)
Equipment expenses	3,491	3,357	134	4.0
Marketing	1,439	1,343	96	7.1
Outside data services	2,759	2,718	41	1.5
FDIC insurance	1,628	1,286	342	26.6
Amortization of intangible assets	51	60	(9)	(15.0)
Merger expenses	987	-	987	100.0
Professional fees	2,000	2,585	(585)	(22.6)
Other real estate owned	(1)	12	(13)	(108.3)
Other expense	7,799	9,741	(1,942)	(19.9)
Total non-interest expense	$62,849	$63,188	$(339)	(0.5)

Non-interest expenses totaled $62.8 million in the first six months of 2017 compared to $63.2 million in the first six months of 2016, a 1% decrease. The non-interest expenses for six months ended June 30, 2017, included $1.3 million in prepayment penalties for the early payoff of high-rate FHLB advances as compared to $3.2 million in prepayment penalties included for the six months ended June 30, 2016.  The current period also included $1.0 million in merger expenses.  Excluding the impact of prepayment penalties and merger expenses, non-interest expenses increased 1% over the prior year period.  Further detail by category of non-interest expense follows:

•        Salaries and employee benefits, the largest component of non-interest expenses, increased in the first six months of 2017 due to higher compensation expense as a result of merit increases, performance incentives and volume based compensation costs.  The increased compensation costs were partially offset by a decrease in healthcare expense.  The average number of full-time equivalent employees was 733 in the first six months of 2017 compared to 725 in the first six months of 2016.

•        Equipment expenses increased in 2017 compared to 2016 due primarily to higher software amortization expense.

•        Marketing expense increased 7% as a result of focused marketing initiatives.

•        FDIC insurance experienced a 26% increase directly associated with the asset growth of the Company over the past twelve months.

•        Merger expense is the direct result of costs associated with the prospective WashingtonFirst acquisition.

•        Occupancy, outside data services and intangible amortization expense levels remained comparable to the prior year period.

•        Other non-interest expenses decreased in the first six months of 2017 compared to the prior year period.  The current year included $1.3 million in penalties related to the prepayment of FHLB advances as compared to the previous year which included $3.2 million in prepayment penalties.  Excluding these expenses, other non-interest expenses declined 7% for the first six months compared to the prior year period.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio improved in the first six months of 2017 compared to the first six months of 2016 due primarily to the increase in net interest income discussed previously and expense control discipline.

In addition, the Company uses pre-tax, pre-provision income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, and the provision for income taxes back to net income. This metric increased in the first six months of 2017 compared to the first six months of 2016 due primarily to the increase in net interest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Pre-tax pre-provision income:
Net income	$14,741	$10,647	$29,853	$21,460
Plus non-GAAP adjustment:
Merger expenses	987	-	987	-
Income taxes	6,966	5,008	14,564	10,127
Provision for loan losses	1,322	2,957	1,516	4,193
Pre-tax pre-provision income	$24,016	$18,612	$46,920	$35,780

Efficiency ratio - GAAP basis:
Non-interest expense	$32,868	$30,871	$62,849	$63,188

Net interest income plus non-interest income	$55,897	$49,483	$108,782	$98,968

Efficiency ratio - GAAP basis	58.80%	62.39%	57.78%	63.85%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$32,868	$30,871	$62,849	$63,188
Less non-GAAP adjustment:
Amortization of intangible assets	25	28	51	60
Loss on FHLB redemption	1,275	1,416	1,275	3,167
Merger expenses	987	-	987	-
Non-interest expenses - as adjusted	$30,581	$29,427	$60,536	$59,961

Net interest income plus non-interest income	$55,897	$49,483	$108,782	$98,968
Plus non-GAAP adjustment:
Tax-equivalent income	1,901	1,640	3,697	3,304
Less non-GAAP adjustments:
Securities gains	1,273	150	1,275	1,919
Gain on redemption of subordinated debentures	-	1,200	-	1,200
Net interest income plus non-interest income - as adjusted	$56,525	$49,773	$111,204	$99,153

Efficiency ratio - Non-GAAP basis	54.10%	59.12%	54.44%	60.47%

Income Taxes

The Company had income tax expense of $14.6 million in the first six months of 2017, compared to income tax expense of $10.1 million in the first six months of 2016. The resulting effective tax rates were 33% for the first six months of 2017 and 32% for the first six months of 2016. This rate increase was due to the decline in tax-advantaged interest income in proportion to total interest income.

Results of Operations

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Net income for the Company for the second quarter of 2017 totaled $14.7 million ($0.61 per diluted share) compared to net income of $10.6 million ($0.44 per diluted share) for the second quarter of 2016.

Net Interest Income

Net interest income for the second quarter of 2017 was $42.3 million compared to $36.7 million for the second quarter of 2016. On a tax-equivalent basis, net interest income for the second quarter of 2017 was $44.2 million compared to $38.4 million for the second quarter of 2016, an increase of 15%. The following table provides an analysis of net interest income performance that reflects a net interest margin that has increased to 3.60% for the second quarter of 2017 compared to 3.51% for the second quarter of 2016.  Net interest income for the second quarter of 2017 included $0.7 million from the full payoff during the quarter of a previously acquired credit impaired loan.  Exclusive of the recovered interest income, the net interest margin would have been 3.54%.

Average interest-earning assets increased by 12% while average interest-bearing liabilities increased 11% in the second quarter of 2017 compared to the second quarter of 2016.  Average noninterest-bearing deposits increased 16% in the second quarter of 2017 while the percentage of average noninterest-bearing deposits to total deposits increased to 33% in the current quarter compared to 32% in the second quarter of 2016. During the quarter the net interest margin was driven by an increase in the yield on interest-earning assets, loan and investment portfolio growth, and a reduced borrowing costs resulting from the prepayment of FHLB advances over the previous twelve months and the extinguishment of subordinated debentures early in the first quarter of 2017. The impact of these factors were partially offset by an increase in the cost of deposits as the Company increased rates to maintain deposit relationships and fund loan growth.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended June 30,
		2017			2016
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$860,081	$7,531	3.50%	$811,705	$6,934	3.42%
Residential construction loans	169,130	1,579	3.74	142,854	1,268	3.57
Total mortgage loans	1,029,211	9,110	3.54	954,559	8,202	3.44
Commercial AD&C loans	302,924	3,767	4.99	272,090	3,115	4.60
Commercial investor real estate loans	1,010,389	11,280	4.48	788,785	8,988	4.58
Commercial owner occupied real estate loans	776,279	9,981	5.16	684,907	8,280	4.86
Commercial business loans	454,724	5,062	4.46	453,459	4,943	4.38
Total commercial loans	2,544,316	30,090	4.74	2,199,241	25,326	4.63
Consumer loans	461,672	4,171	3.66	449,594	3,885	3.50
Total loans (2)	4,035,199	43,371	4.31	3,603,394	37,413	4.17
Loans held for sale	7,077	72	4.09	8,326	64	3.08
Taxable securities	535,028	3,678	2.75	456,803	2,943	2.58
Tax-exempt securities (3)	307,809	3,259	4.23	282,329	2,968	4.21
Total investment securities	842,837	6,937	3.29	739,132	5,911	3.20
Interest-bearing deposits with banks	34,738	91	1.06	43,300	54	0.50
Federal funds sold	2,538	6	0.96	727	1	0.49
Total interest-earning assets	4,922,389	50,477	4.11	4,394,879	43,443	3.97

Less: allowance for loan losses	(43,679)			(42,064)
Cash and due from banks	47,517			46,527
Premises and equipment, net	53,449			53,218
Other assets	222,722			211,783
Total assets	$5,202,398			$4,664,343

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$615,141	123	0.08%	$586,323	115	0.08%
Regular savings deposits	325,634	57	0.07	298,435	47	0.06
Money market savings deposits	983,185	1,076	0.44	907,670	495	0.22
Time deposits	634,824	1,767	1.12	554,707	1,384	1.00
Total interest-bearing deposits	2,558,784	3,023	0.47	2,347,135	2,041	0.35
Other borrowings	132,553	79	0.24	122,601	72	0.24
Advances from FHLB	668,791	3,148	1.89	519,780	2,739	2.12
Subordinated debentures	-	-	-	30,989	219	2.83
Total interest-bearing liabilities	3,360,128	6,250	0.75	3,020,505	5,071	0.68

Noninterest-bearing demand deposits	1,251,396			1,082,762
Other liabilities	43,645			39,689
Stockholders' equity	547,229			521,387
Total liabilities and stockholders' equity	$5,202,398			$4,664,343

Net interest income and spread		44,227	3.36%		38,372	3.29%
Less: tax-equivalent adjustment		1,901			1,640
Net interest income		$42,326			$36,732

Interest income/earning assets			4.11%			3.97%
Interest expense/earning assets			0.51			0.46
Net interest margin			3.60%			3.51%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2017 and 2016. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.9 million and $1.6 million in 2017 and 2016, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Interest Income

The Company's total tax-equivalent interest income increased 16% for the second quarter of 2017 compared to the prior year quarter. The previous table shows that this increase was driven by loan growth during the previous twelve months.

The average balance of the loan portfolio increased 12% for the second quarter of 2017 compared to the prior year period. The increase has been driven by organic loan growth due to the strength of the regional economy.  The majority of growth was concentrated in the commercial real estate loan portfolios. The yield on average loans increased by l4 basis points compared to the prior year quarter.  Exclusive of the previously mentioned recovered interest income, the yield on average loans would have increased by 7 basis points to 4.24%.

The average yield on total investment securities increased 9 basis points while the average balance of the portfolio increased 14% for the second quarter of 2017 compared to the second quarter of 2016. The increase in the yield on investments was due to the addition of relatively higher-yielding tax-exempt municipal securities that occurred in early 2017.

Average deposits increased 11% in the second quarter of 2017 compared to the second quarter of 2016. This increase was primarily due to increases of $197 million or 12% in average noninterest-bearing and interest-bearing checking accounts together with increases of $80 million or 14% in certificates of deposit and $76 million or 8% in money market accounts as the Company increased rates on these products.  The cost of interest-bearing deposits increased as the Company increased rates to maintain deposit relationships and fund loan growth. This increase was somewhat offset by the lower average rates paid on FHLB advances due in part to the prepayment of such advances during the current quarter.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2017/2016	2017/2016
(Dollars in thousands)	2017	2016	$ Change	% Change
Securities gains	$1,273	$150	$1,123	N/M	%
Service charges on deposit accounts	2,017	1,956	61	3.1
Mortgage banking activities	840	1,106	(266)	(24.1)
Wealth management income	4,744	4,448	296	6.7
Insurance agency commissions	1,222	949	273	28.8
Income from bank owned life insurance	605	615	(10)	(1.6)
Bank card fees	1,253	1,220	33	2.7
Other income	1,617	2,307	(690)	(29.9)
Total non-interest income	$13,571	$12,751	$820	6.4

Total non-interest income was $13.6 million for the second quarter of 2017 compared to $12.8 million for the second quarter of 2016, an increase of 6%.  The second quarter of 2017 included gains of $1.3 million on sales of investment securities. The second quarter of 2016 included a $1.2 million gain on the extinguishment of subordinated debentures and $0.2 million in gains on the sales of investment securities.  Excluding these gains, non-interest income increased 8% compared to the prior year quarter due to increases in insurance agency commissions, wealth management fees and other non-interest income.  These increases were partially offset by a decrease in mortgage banking income due to reduced volumes combined with a recent rise in interest rates late in the second quarter of 2017. Further detail by type of non-interest income follows:

•        Gains on the sales of investment securities increased to $1.3 million for the quarter ended June 30, 2017 compared to $0.2 million for the same quarter of 2016.  During the second quarter of 2017 the Company sold specific equity securities for gains that were applied to offset the impact of prepayment penalties incurred on FHLB advances during the current quarter.

•        Income from mortgage banking activities decreased in the second quarter of 2017 compared to the second quarter of 2016 due to reduced lending volumes and the impact of the rise in interest rates late in the second quarter.

•        Wealth management income is comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiary.   Overall, wealth management income increased 7% for the quarter ended June 30, 2017 compared to the same quarter of the prior year.   Trust services fees increased 5% for the second quarter of 2017 compared to the prior year period.  Investment management fees increased 9% for the second quarter of 2017 compared to the same period of 2016, due to an increase in assets under management.  Overall total assets under management increased to $2.6 billion at June 30, 2017 compared to $2.3 billion at June 30, 2016.

•        Insurance agency commissions increased 29% during the second quarter of 2017 compared to the second quarter of 2016 due to the commission income from the agency acquisition in the third quarter of the prior year.

•        Other non-interest income for the three months ended June 30, 2017 compared to the same period of 2016 decreased 30% as the second quarter of 2016 included a $1.2 million gain on the extinguishment of subordinated debentures.   Excluding the extinguishment gain, other non-interest income increased 46% during the second quarter of 2017 compared to the second quarter of 2016 due to prepayment fees, commissions and incentives.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2017/2016	2017/2016
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$18,282	$17,221	$1,061	6.2%
Occupancy expense of premises	3,211	3,162	49	1.5
Equipment expenses	1,767	1,693	74	4.4
Marketing	776	662	114	17.2
Outside data services	1,367	1,355	12	0.9
FDIC insurance	823	649	174	26.8
Amortization of intangible assets	25	28	(3)	(10.7)
Merger expenses	987	-	987	100.0
Professional fees	1,045	1,447	(402)	(27.8)
Other real estate owned	(6)	(5)	(1)	20.0
Other expense	4,591	4,659	(68)	(1.5)
Total non-interest expense	$32,868	$30,871	$1,997	6.5

Non-interest expenses totaled $32.9 million in the second quarter of 2017 compared to $30.9 million in the second quarter of 2016 and increase of 6%.  The second quarter of 2017 included $1.3 million in penalties on the early payoff of high-rate FHLB advances and $1.0 million in merger expenses. The comparable period for 2016 included $1.4 million in prepayment penalties.  Excluding these transactions, non-interest expenses increased 4% compared to the second quarter of 2016 due to higher compensation costs.  Further detail by category of non-interest expense follows:

•        Salaries and employee benefits, the largest component of non-interest expenses, increased in the second quarter of 2017 due primarily to an increase in compensation expenses as a result of merit increases, performance incentives and volume driven compensation costs.  The average number of full-time equivalent employees was 735 in the second quarter of 2017 compared to 728 in the second quarter of 2016.

•        Marketing expense increased 7% from the prior year due to an increase in focused ad campaigns.

•        FDIC insurance expense increased due to asset growth.

•        Merger expense is the direct result of costs associated with the prospective Washington First acquisition.

•        Professional fees decreased in the second quarter of 2017 due to decreases in various professional fees.

•        Other non-interest expenses for the second quarter of 2017 remain relatively flat compared to the prior year quarter after excluding $1.3 million in penalties from the early payoff of high-rate FHLB advances incurred in the second quarter of 2017 and $1.4 million for the comparable period for 2016.

Income Taxes

The Company had income tax expense of $7.0 million in the second quarter of 2017, compared to income tax expense of $5.0 million in the second quarter of 2016. The resulting effective tax rate was 32% for both the second quarter of 2017 and the second quarter of 2016.  The effective tax rate for the current quarter remained comparable to the prior year quarter as the decline in tax-advantaged interest income in proportion to total interest income was offset by the impact of tax benefits associated with stock-based compensation which positively affected income tax expense.  The treatment of these tax benefits was the result of recently adopted authoritative guidance.  Prior to the issuance of this guidance, the tax benefits associated with stock-based compensation directly affected capital.

FINANCIAL CONDITION

The Company's total assets were $5.3 billion at June 30, 2017, an increase of $179 million or 4% compared to December 31, 2016. The increase was primarily due to the growth in total loans, which increased 5% compared to the previous year end.

Analysis of Loans and Leases

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	June 30, 2017		December 31, 2016		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Residential real estate:
Residential mortgage	$871,766	21.1%	$841,692	21.4%	$30,074	3.6%
Residential construction	169,901	4.1	150,229	3.8	19,672	13.1
Commercial real estate:
Commercial owner occupied real estate	797,629	19.3	775,552	19.8	22,077	2.8
Commercial investor real estate	1,069,988	25.9	928,113	23.6	141,875	15.3
Commercial AD&C	314,259	7.6	308,279	7.9	5,980	1.9
Commercial business	451,570	10.9	467,286	11.9	(15,716)	(3.4)
Consumer	458,058	11.1	456,657	11.6	1,401	0.3
Total loans	$4,133,171	100.0%	$3,927,808	100.0%	$205,363	5.2

Total loans, excluding loans held for sale, increased 5% at June 30, 2017 compared to December 31, 2016. The commercial loan portfolio increased 6% at June 30, 2017 driven by an increase of 15% in investor real estate loans. The owner occupied real estate portfolio increased 3% offset by a 3% decrease in the  commercial business loans portfolio.  The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, increased 5% at June 30, 2017 compared to December 31, 2016. This increase was driven by a 13% increase in residential construction loans during the second quarter.  The consumer loan portfolio remained level at June 30, 2017 compared to December 31, 2016.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	June 30, 2017		December 31, 2016		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Investments available-for-sale:
U.S. government agencies and corporations	$112,361	13.7%	$121,790	15.6%	$(9,429)	(7.7)%
State and municipal	324,933	39.6	287,684	36.9	37,249	12.9
Mortgage-backed	332,275	40.5	312,711	40.1	19,564	6.3
Corporate debt	9,389	1.1	9,134	1.2	255	2.8
Trust preferred	908	0.1	1,012	0.1	(104)	(10.3)
Marketable equity securities	212	-	1,223	0.2	(1,011)	(82.7)
Total available-for-sale securities	780,078	95.0	733,554	94.1	46,524	6.3

Investments held-to-maturity and other equity:
Other equity securities	41,413	5.0	46,094	5.9	(4,681)	(10.2)
Total held-to-maturity and other equity	41,413	5.0	46,094	5.9	(4,681)	(10.2)
Total securities	$821,491	100.0%	$779,648	100.0%	$41,843	5.4

The investment portfolio increased 5% at June 30, 2017 compared to December 31, 2016. as funds from increased deposits were invested at favorable rates.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.4 years at June 30, 2017 and 3.3 years at December 31, 2016. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the liquidity necessary to meet loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Other Earning Assets

Residential mortgage loans held for sale were $6 million at June 30, 2017 compared to $13 million at December 31, 2016 due to the effect of the timing of loan sales on the amounts held for sale at quarter end.  The aggregate of federal funds sold and interest-bearing deposits with banks decreased by $53 million to $28 million at June 30, 2017 compared to December 31, 2016 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	June 30, 2017		December 31, 2016		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Noninterest-bearing deposits	$1,302,536	33.5%	$1,138,139	31.8%	$164,397	14.4%
Interest-bearing deposits:
Demand	605,976	15.6	615,058	17.2	(9,082)	(1.5)
Money market savings	991,503	25.5	927,837	25.9	63,666	6.9
Regular savings	329,165	8.5	310,471	8.7	18,694	6.0
Time deposits of less than $100,000	282,234	7.3	258,621	7.2	23,613	9.1
Time deposits of $100,000 or more	374,031	9.6	327,418	9.2	46,613	14.2
Total interest-bearing deposits	2,582,909	66.5	2,439,405	68.2	143,504	5.9
Total deposits	$3,885,445	100.0%	$3,577,544	100.0%	$307,901	8.6

Deposits and Borrowings

Total deposits increased $308 million or 9% at June 30, 2017 compared to December 31, 2016. This increase was due primarily to increases of 14% in noninterest-bearing checking accounts and 7% in money market savings accounts. In addition, regular savings accounts increased 6% and certificates of deposit increased 12% compared to December 31, 2016. The increase in interest-bearing products occurred as the Company raised rates to maintain client relationships and to fund loan growth. Total borrowings decreased 16% at June 30, 2017 compared to December 31, 2016 due to the reduced dependence on borrowings as a result of the growth in deposits and the extinguishment of $30 million in subordinated debentures during the first three months of 2017.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $555 million at June 30, 2017 compared to $534 million at December 31, 2016 as net income during the period exceeded the payment of dividends.  The ratio of average equity to average assets was 10.50% for the six months ended June 30, 2017, as compared to 11.18% for the first six months of 2016 as the ratio was affected by the growth of average assets.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	June 30, 2017	December 31, 2016	Requirements
Total capital to risk-weighted assets	12.00%	12.80%	8.00%

Tier 1 capital to risk-weighted assets	10.96%	11.74%	6.00%

Common equity tier 1 capital	10.96%	11.01%	4.50%

Tier 1 leverage	9.26%	10.14%	4.00%

As of June 30, 2017, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	June 30, 2017	December 31, 2016
Tangible common equity ratio:
Total stockholders' equity	$554,683	$533,572
Accumulated other comprehensive loss	3,712	6,614
Goodwill	(85,768)	(85,768)
Other intangible assets, net	(629)	(680)
Tangible common equity	$471,998	$453,738

Total assets	$5,270,521	$5,091,383
Goodwill	(85,768)	(85,768)
Other intangible assets, net	(629)	(680)
Tangible assets	$5,184,124	$5,004,935

Tangible common equity ratio	9.10%	9.07%

Tangible book value per share	$19.68	$18.98

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

Total non-performing loans increased 1% to $32.2 million at June 30, 2017 compared to the balance at December 31, 2016. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level.

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions, to a borrower experiencing financial difficulty are considered troubled debt restructured loans (TDR’s). All restructurings that constitute concessions to a borrower experiencing financial difficulties are considered impaired loans and may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from disclosure as a troubled debt restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was $1.5 million in the first six months of 2017 compared to $4.2 million in the first six months of 2016.   The decrease in the provision in the first six months of 2017 reflects continued improved loan portfolio credit quality, that offset the effects of loan growth on the provision over the past year.

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

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. The Company sold $18.1 million of loans on a servicing-retained basis during the three and six months ended June 30, 2017, and realized a total gain on sale of $219 thousand. Servicing asset associated with these sales during the six months ended June 30, 2017, was $138 thousand. Income earned by the Company on its loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the three and six months ended June 30, 2017, was not significant.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. At June 30, 2017, and December 31, 2016, the amortized cost of the Company's mortgage loan servicing rights was $562 thousand and $418 thousand, respectively. The Company did not incur any impairment losses during the six months ended June 30, 2017.

Allowance for Loan Losses

During the second quarter of 2017, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.

At June 30, 2017, total non-performing loans were $32.2 million, or 0.78% of total loans, compared to $31.9 million, or 0.81% of total loans, at December 31, 2016.  The allowance represented 140% of non-performing loans at June 30, 2017 as compared to 138% at December 31, 2016. The allowance for loan losses as a percent of total loans was 1.09% at June 30, 2017 as compared to 1.12% at December 31, 2016.

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

The balance of impaired loans was $24.6 million, with specific allowances of $5.8 million against those loans at June 30, 2017, as compared to $24.1 million with allowances of $4.8 million, at December 31, 2016.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 77% of total loans at both June 30, 2017 and December 31, 2016.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2017	December 31, 2016
Balance, January 1	$44,067	$40,895
Provision for loan losses	1,516	5,546
Loan charge-offs:
Residential real estate:
Residential mortgage	(9)	(1,404)
Residential construction	-	-
Commercial real estate:
Commercial investor	-	(197)
Commercial owner occupied	-	-
Commercial AD&C	-	(48)
Commercial business	(411)	(597)
Consumer	(404)	(888)
Total charge-offs	(824)	(3,134)
Loan recoveries:
Residential real estate:
Residential mortgage	28	358
Residential construction	14	32
Commercial real estate:
Commercial investor	83	133
Commercial owner occupied	-	5
Commercial AD&C	103	40
Commercial business	44	44
Consumer	48	148
Total recoveries	320	760
Net charge-offs	(504)	(2,374)
Balance, period end	$45,079	$44,067

Net charge-offs to average loans	0.03%	0.06%
Allowance for loan losses to loans	1.09%	1.12%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Non-accrual loans:
Residential real estate:
Residential mortgage	$7,101	$7,257
Residential construction	187	195
Commercial real estate:
Commercial investor	6,934	8,107
Commercial owner occupied	4,926	4,823
Commercial AD&C	137	137
Commercial business	6,807	5,833
Consumer	3,111	2,859
Total non-accrual loans	29,203	29,211

Loans 90 days past due
Residential real estate:
Residential mortgage	-	232
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	424	-
Commercial AD&C	-	-
Commercial business	-	-
Consumer	4	-
Total 90 days past due loans	428	232

Restructured loans (accruing)	2,569	2,489
Total non-performing loans	32,200	31,932
Other real estate owned, net	1,460	1,911
Total non-performing assets	$33,660	$33,843

Non-performing loans to total loans	0.78%	0.81%
Non-performing assets to total assets	0.64%	0.66%
Allowance for loan to non-performing loans	140.00%	138.00%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
June 30, 2017	(4.71%)	(3.12%)	(1.54%)	(0.49%)	(2.78%)	N/A	N/A	N/A
December 31, 2016	(8.55%)	(5.76%)	(2.84%)	(1.20%)	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2016 at all shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2016 to June 30, 2017 at all shock levels was the result of further restructuring of FHLB advances in 2017 and the elimination of subordinated debt in January.  The elimination of the optionality associated with the related interest rates will reduce the Company’s exposure to potential future increases in interest rates.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
June 30, 2017	(15.26%)	(10.61%)	(6.06%)	(2.73%)	(2.94%)	N/A	N/A	N/A
December 31, 2016	(14.83%)	(10.72%)	(6.42%)	(2.86%)	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk decreased from December 31, 2016 to June 30, 2017 in most shock scenarios. EVE’s exposure position is the result of increases in zero cost funding levels and the reduced exposure of the Company’s borrowing to rising rate scenarios.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2017.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 70% of total interest-earning assets at June 30, 2017. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of June 30, 2017, show short-term investments exceeding short-term borrowings by $21 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.6 billion, of which $1.5 billion was available for borrowing based on pledged collateral, with $670 million borrowed against it as of June 30, 2017. The line of credit at the Federal Reserve totaled $343 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2017.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $70 million at June 30, 2017, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of June 30, 2017. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2017.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of June 30, 2017, the Bank could have declared a dividend of $24 million to Bancorp. At June 30, 2017, Bancorp had liquid assets of $13 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Commercial	$396,241	$334,552
Real estate-development and construction	118,625	97,524
Real estate-residential mortgage	20,126	22,970
Lines of credit, principally home equity and business lines	1,007,806	949,939
Standby letters of credit	71,195	68,748
Total commitments to extend credit and available credit lines	$1,613,993	$1,473,733

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company re-approved a stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares.  Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  The following table provides information regarding repurchase transactions executed during the quarter ended June 30, 2017.

			Total number of shares	Maximum number that
			purchased as part of	may yet be purchased
	Total number of	Average price paid	publicly announced plans	under the plans or
Period	shares purchased	per share	or programs	programs
April 1, 2017 through
April 30, 2017	-	N/A	-	463,861
May 1, 2017 through
May 31, 2017	-	N/A	-	463,861
June 1, 2017 through
June 30, 2017	-	N/A	-	463,861

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

               Exhibit 31(a)                      Certification of Chief Executive Officer

               Exhibit 31(b)                      Certification of Chief Financial Officer

               Exhibit 32(a)                      Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                      Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

               Exhibit 101                         The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: August 4, 2017

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: August 4, 2017