Form 10-Q
period 2017-09-30
SANDY SPRING BANCORP INC
filed 2017-11-03
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes            No   X

The number of outstanding shares of common stock outstanding as of November 3, 2017

Common stock, $1.00 par value – 23,993,562 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
September 30, 2017 and December 31, 2016	4

Condensed Consolidated Statements of Income - Unaudited for the Three and Nine Months
Ended September 30, 2017 and 2016	5

Condensed Consolidated Statements of Comprehensive Income – Unaudited for
the Three and Nine Months Ended September 30, 2017 and 2016	6

Condensed Consolidated Statements of Cash Flows – Unaudited for the Nine
Months Ended September 30, 2017	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Three and Nine Months Ended September 30, 2017 and 2016	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	61

Item 4. CONTROLS AND PROCEDURES	61

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	61

Item 1A. RISK FACTORS	61

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	61

Item 3. DEFAULTS UPON SENIOR SECURITIES	62

Item 4. MINE SAFETY DISCLOSURES	62

Item 5. OTHER INFORMATION	62

Item 6. EXHIBITS	62

SIGNATURES	63

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Assets
Cash and due from banks	$50,076	$53,190
Federal funds sold	2,838	1,953
Interest-bearing deposits with banks	49,267	78,982
Cash and cash equivalents	102,181	134,125
Residential mortgage loans held for sale (at fair value)	7,084	13,222
Investments available-for-sale (at fair value)	756,069	733,554
Other equity securities	39,853	46,094
Total loans	4,194,118	3,927,808
Less: allowance for loan losses	(44,924)	(44,067)
Net loans	4,149,194	3,883,741
Premises and equipment, net	54,108	53,562
Other real estate owned	1,448	1,911
Accrued interest receivable	16,045	14,589
Goodwill	85,768	85,768
Other intangible assets, net	604	680
Other assets	122,434	124,137
Total assets	$5,334,788	$5,091,383

Liabilities
Noninterest-bearing deposits	$1,312,710	$1,138,139
Interest-bearing deposits	2,643,082	2,439,405
Total deposits	3,955,792	3,577,544
Securities sold under retail repurchase agreements and federal funds purchased	146,569	125,119
Advances from FHLB	632,917	790,000
Subordinated debentures	-	30,000
Accrued interest payable and other liabilities	35,030	35,148
Total liabilities	4,770,308	4,557,811

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 23,990,370 and 23,901,084 at September 30, 2017 and
December 31, 2016, respectively	23,990	23,901
Additional paid in capital	167,455	165,871
Retained earnings	376,512	350,414
Accumulated other comprehensive loss	(3,477)	(6,614)
Total stockholders' equity	564,480	533,572
Total liabilities and stockholders' equity	$5,334,788	$5,091,383

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans and leases	$43,891	$38,224	$126,861	$111,358
Interest on loans held for sale	119	96	273	294
Interest on deposits with banks	108	49	289	156
Interest and dividends on investment securities:
Taxable	3,410	2,623	10,572	8,749
Exempt from federal income taxes	2,053	1,864	6,110	5,753
Interest on federal funds sold	8	1	18	3
Total interest income	49,589	42,857	144,123	126,313
Interest expense:
Interest on deposits	3,701	2,128	9,212	6,006
Interest on retail repurchase agreements and federal funds purchased	83	74	238	212
Interest on advances from FHLB	3,108	2,699	9,385	8,812
Interest on subordinated debt	-	225	12	698
Total interest expense	6,892	5,126	18,847	15,728
Net interest income	42,697	37,731	125,276	110,585
Provision for loan losses	934	781	2,450	4,974
Net interest income after provision for loan losses	41,763	36,950	122,826	105,611
Non-interest income:
Investment securities gains	-	-	1,275	1,919
Service charges on deposit accounts	2,140	2,035	6,121	5,894
Mortgage banking activities	632	1,129	2,080	2,770
Wealth management income	4,864	4,347	14,092	13,200
Insurance agency commissions	1,950	1,786	4,924	4,180
Income from bank owned life insurance	609	616	1,808	1,846
Bank card fees	1,211	1,189	3,609	3,498
Other income	1,340	1,482	5,040	5,391
Total non-interest income	12,746	12,584	38,949	38,698
Non-interest expense:
Salaries and employee benefits	18,442	17,848	54,525	53,299
Occupancy expense of premises	3,294	3,130	9,907	9,765
Equipment expense	1,722	1,745	5,213	5,102
Marketing	784	628	2,223	1,971
Outside data services	1,286	1,349	4,045	4,067
FDIC insurance	850	726	2,478	2,012
Amortization of intangible assets	25	34	76	94
Merger expenses	345	-	1,332	-
Other expense	4,443	3,866	14,241	16,204
Total non-interest expense	31,191	29,326	94,040	92,514
Income before income taxes	23,318	20,208	67,735	51,795
Income tax expense	8,229	6,734	22,793	16,861
Net income	$15,089	$13,474	$44,942	$34,934

Per share information:
Basic net income per share	$0.62	$0.56	$1.86	$1.45
Diluted net income per share	$0.62	$0.56	$1.86	$1.45
Dividends declared per common share	$0.26	$0.24	$0.78	$0.72

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$15,089	$13,474	$44,942	$34,934
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains/(losses) on investments available-for-sale	113	(2,641)	5,618	10,612
Related income tax (expense)/benefit	(45)	1,036	(2,236)	(4,227)
Net investment gains reclassified into earnings	-	-	(1,275)	(1,919)
Related income tax expense	-	-	508	765
Net effect on other comprehensive income for the period	68	(1,605)	2,615	5,231

Defined benefit pension plan:
Recognition of unrealized loss	296	295	886	870
Related income tax benefit	(129)	(111)	(364)	(339)
Net effect on other comprehensive income for the period	167	184	522	531
Total other comprehensive income	235	(1,421)	3,137	5,762
Comprehensive income	$15,324	$12,053	$48,079	$40,696

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Operating activities:
Net income	$44,942	$34,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,939	5,940
Provision for loan losses	2,450	4,974
Share based compensation expense	1,611	1,341
Tax benefits associated with share based compensation	700	287
Deferred income tax expense	163	646
Origination of loans held for sale	(105,970)	(130,409)
Proceeds from sales of loans held for sale	114,474	151,077
Gains on sales of loans held for sale	(2,653)	(2,461)
(Gains) losses on sales of other real estate owned	(82)	48
Investment securities gains	(1,275)	(1,919)
Net (increase) decrease in accrued interest receivable	(1,456)	320
Net decrease in other assets	(5,314)	(1,731)
Net increase (decrease) in accrued expenses and other liabilities	19	(5,999)
Other – net	3,521	(731)
Net cash provided by operating activities	57,069	56,317
Investing activities:
Proceeds of other equity securities	6,241	5,507
Purchases of investments available-for-sale	(125,028)	(120,273)
Proceeds from sales of investment available-for-sale	2,251	40,863
Proceeds from maturities, calls and principal payments of investments held-to-maturity	-	5,004
Proceeds from maturities, calls and principal payments of investments available-for-sale	103,775	227,419
Net increase in loans	(306,755)	(303,709)
Proceeds from the sales of other real estate owned	1,228	1,393
Proceeds from sales of loans previously held for investment	40,031	-
Acquisition of business activity, net of cash acquired	-	(1,347)
Expenditures for premises and equipment	(4,589)	(4,250)
Net cash (used) in investing activities	(282,846)	(149,393)
Financing activities:
Net increase in deposits	378,248	273,427
Net increase in retail repurchase agreements and federal funds purchased	21,450	15,060
Proceeds from advances from FHLB	3,080,000	1,805,000
Repayment of advances from FHLB	(3,237,083)	(1,940,000)
Retirement of subordinated debt	(30,000)	(5,000)
Proceeds from issuance of common stock	1,015	1,268
Stock tendered for payment of withholding taxes	(953)	(683)
Repurchase of common stock	-	(13,273)
Dividends paid	(18,844)	(17,408)
Net cash provided by financing activities	193,833	118,391
Net increase (decrease) in cash and cash equivalents	(31,944)	25,315
Cash and cash equivalents at beginning of period	134,125	72,882
Cash and cash equivalents at end of period	$102,181	$98,197

Supplemental disclosures:
Interest payments	$19,244	$16,193
Income tax payments	22,927	16,825
Transfer of investments held-to-maturity to available-for-sale	-	203,118
Transfer from loans to residential mortgage loans held for sale	39,744	18,752
Transfer from loans to other real estate owned	700	-

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2017	$23,901	$165,871	$350,414	$(6,614)	$533,572
Net income	-	-	44,942	-	44,942
Other comprehensive income, net of tax	-	-	-	3,137	3,137
Common stock dividends - $0.78 per share	-	-	(18,844)	-	(18,844)
Stock compensation expense	-	1,611	-	-	1,611
Common stock issued pursuant to:
Stock option plan - 28,736 shares	29	521	-	-	550
Employee stock purchase plan - 13,486 shares	13	452	-	-	465
Restricted stock - 47,064 shares	47	(1,000)	-	-	(953)
Balances at September 30, 2017	$23,990	$167,455	$376,512	$(3,477)	$564,480

Balance at January 1, 2016	$24,296	$175,588	$325,840	$(1,297)	$524,427
Net income	-	-	34,934	-	34,934
Other comprehensive income, net of tax	-	-	-	5,762	5,762
Common stock dividends - $0.72 per share	-	-	(17,408)	-	(17,408)
Stock compensation expense	-	1,628	-	-	1,628
Common stock issued pursuant to:
Stock option plan - 34,646 shares	35	500	-	-	535
Employee stock purchase plan - 18,767 shares	19	433	-	-	452
Director's stock purchase plan - 258 shares	-	15	-	-	15
Restricted stock - 49,648 shares	49	(466)	-	-	(417)
Purchase of treasury shares - 512,459 shares	(512)	(12,761)	-	-	(13,273)
Balances at September 30, 2016	$23,887	$164,937	$343,366	$4,465	$536,655

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2017. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

The FASB issued Update 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, in January 2017. The objective of this guidance is to clarify the definition of a business to provide entities with assistance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides a screen to determine when an integrated set of assets and activities (a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable assets or a group of similar identifiable assets, the set is not a business. The screen thus reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for an asset to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. This guidance is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic  606), in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The guidance is effective for the first interim or annual period beginning after December 15, 2017. The guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. The guidance does not apply to revenue associated with financial instruments, net interest income, mortgage origination and servicing activities, and gains and losses from securities. Accordingly, the majority of the Company’s revenues will not be affected. The following revenue streams were identified to be in scope of ASC 606: 1) wealth management income; 2) insurance agency commissions; 3) bank card fees; and 4) service charges on deposit accounts. The Company has completed an assessment of the revenue contracts for the revenue streams identified to be in scope as well as worked with industry participants on matters of interpretation and application. The Company’s accounting policies and revenue recognition principles will not change materially as the principles of ASC 606 are largely consistent with the current revenue recognition practices. The Company plans to expand qualitative disclosures of non-interest income at adoption date in the first quarter of 2018.

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	September 30, 2017				December 31, 2016
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$109,348	$-	$(2,008)	$107,340	$124,314	$32	$(2,556)	$121,790
State and municipal	312,656	8,534	(63)	321,127	281,090	7,180	(586)	287,684
Mortgage-backed	316,770	2,724	(2,615)	316,879	314,029	2,851	(4,169)	312,711
Corporate debt	9,100	422	-	9,522	9,100	34	-	9,134
Trust preferred	931	58	-	989	1,089	-	(77)	1,012
Total debt securities	748,805	11,738	(4,686)	755,857	729,622	10,097	(7,388)	732,331
Marketable equity securities	212	-	-	212	1,223	-	-	1,223
Total investments available-for-sale	$749,017	$11,738	$(4,686)	$756,069	$730,845	$10,097	$(7,388)	$733,554

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at September 30, 2017 are not the result of credit related events but due to changes in interest rates.   These declines in fair market value are considered temporary in nature and are expected to recover over time as these securities approach maturity.

The mortgage-backed securities portfolio at September 30, 2017 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($108.5 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($208.4 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time to allow for any anticipated recovery in fair value.

At September 30, 2017 the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totaled $0.9 million with a fair value of $1.0 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended September 30, 2017.  The security had an insignificant unrealized gain at September 30, 2017 recognized in other comprehensive income (“OCI”).  The security is not expected to be sold and the Company has the ability to hold it until maturity.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2016	$531

Additions for credit losses not previously recognized	-

Cumulative credit losses on investment securities through September 30, 2017	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	September 30, 2017
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	12	$102,340	$2,008	$-	$2,008
State and municipal	14	11,076	37	26	63
Mortgage-backed	34	171,833	2,012	603	2,615
Total	60	$285,249	$4,057	$629	$4,686

	December 31, 2016
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	12	$96,788	$2,556	$-	$2,556
State and municipal	53	48,010	516	70	586
Mortgage-backed	37	212,844	3,971	198	4,169
Trust preferred	1	1,012	-	77	77
Total	103	$358,654	$7,043	$345	$7,388

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

	September 30, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$10,821	$10,934	$7,493	$7,541
Due after one year through five years	173,513	179,386	156,953	162,233
Due after five years through ten years	244,098	245,324	282,468	282,713
Due after ten years	320,373	320,213	282,708	279,844
Total debt securities available for sale	$748,805	$755,857	$729,622	$732,331

At September 30, 2017 and December 31, 2016, investments available-for-sale with a book value of $448.2 million and $453.0 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2017 and December 31, 2016.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	September 30, 2017	December 31, 2016
Federal Reserve Bank stock	$8,382	$8,334
Federal Home Loan Bank of Atlanta stock	31,471	37,760
Total equity securities	$39,853	$46,094

Note 3 – LOANS

Outstanding loan balances at September 30, 2017 and December 31, 2016 are net of unearned income including net deferred loan costs of $2.1 million and $1.4 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2017	December 31, 2016
Residential real estate:
Residential mortgage	$882,890	$841,692
Residential construction	171,814	150,229
Commercial real estate:
Commercial owner occupied real estate	831,461	775,552
Commercial investor real estate	1,104,669	928,113
Commercial AD&C	295,222	308,279
Commercial business	451,667	467,286
Consumer	456,395	456,657
Total loans	$4,194,118	$3,927,808

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan Losses

Summary information on the allowance for loan loss activity for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Balance at beginning of year	$44,067	$40,895
Provision for loan losses	2,450	4,974
Loan charge-offs	(2,044)	(2,586)
Loan recoveries	451	659
Net charge-offs	(1,593)	(1,927)
Balance at period end	$44,924	$43,942

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2017
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$7,539	$4,652	$12,939	$7,885		$2,828	$7,261	$963	$44,067
Provision (credit)	2,552	(829)	1,230	(481)		147	(241)	72	2,450
Charge-offs	(1,469)	-	-	(5)		(560)	(10)	-	(2,044)
Recoveries	73	103	93	-		101	61	20	451
Net recoveries (charge-offs)	(1,396)	103	93	(5)		(459)	51	20	(1,593)
Balance at end of period	$8,695	$3,926	$14,262	$7,399		$2,516	$7,071	$1,055	$44,924

Total loans and leases	$451,667	$295,222	$1,104,669	$831,461		$456,395	$882,890	$171,814	$4,194,118
Allowance for loans losses to total loans ratio	1.93%	1.33%	1.29%	0.89%		0.55%	0.80%	0.61%	1.07%

Balance of loans specifically evaluated for impairment	$8,403	$137	$5,589	$5,517	$	na.	$2,867	$-	$22,513
Allowance for loans specifically evaluated for impairment	$3,841	$-	$589	$340	$	na.	$-	$-	$4,770
Specific allowance to specific loans ratio	45.71%	-	10.54%	6.16%		na.	-	-	21.19%

Balance of loans collectively evaluated	$443,264	$295,085	$1,099,080	$825,944		$456,395	$880,023	$171,814	$4,171,605
Allowance for loans collectively evaluated	$4,854	$3,926	$13,673	$7,059		$2,516	$7,071	$1,055	$40,154
Collective allowance to collective loans ratio	1.10%	1.33%	1.24%	0.85%		0.55%	0.80%	0.61%	0.96%

	For the Year Ended December 31,2016
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$6,529	$4,691	$10,440	$7,984		$3,456	$6,901	$894	$40,895
Provision (credit)	1,563	(31)	2,563	(104)		112	1,406	37	5,546
Charge-offs	(597)	(48)	(197)	-		(888)	(1,404)	-	(3,134)
Recoveries	44	40	133	5		148	358	32	760
Net recoveries (charge-offs)	(553)	(8)	(64)	5		(740)	(1,046)	32	(2,374)
Balance at end of period	$7,539	$4,652	$12,939	$7,885		$2,828	$7,261	$963	$44,067

Total loans and leases	$467,286	$308,279	$928,113	$775,552		$456,657	$841,692	$150,229	$3,927,808
Allowance for loan losses to total loans ratio	1.61%	1.51%	1.39%	1.02%		0.62%	0.86%	0.64%	1.12%

Balance of loans specifically evaluated for impairment	$7,018	$137	$8,107	$5,567	$	na.	$3,263	$-	$24,092
Allowance for loans specifically evaluated for impairment	$2,604	$-	$1,736	$485	$	na.	$-	$-	$4,825
Specific allowance to specific loans ratio	37.10%	-	21.41%	8.71%		na.	-	-	20.03%

Balance of loans collectively evaluated	$460,268	$308,142	$920,006	$769,985		$456,657	$838,429	$150,229	$3,903,716
Allowance for loans collectively evaluated	$4,935	$4,652	$11,203	$7,400		$2,828	$7,261	$963	$39,242
Collective allowance to collective loans ratio	1.07%	1.51%	1.22%	0.96%		0.62%	0.87%	0.64%	1.01%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	September 30, 2017	December 31, 2016
Impaired loans with a specific allowance	$13,436	$13,563
Impaired loans without a specific allowance	9,077	10,529
Total impaired loans	$22,513	$24,092

Allowance for loan losses related to impaired loans	$4,770	$4,825
Allowance for loan losses related to loans collectively evaluated	40,154	39,242
Total allowance for loan losses	$44,924	$44,067

Average impaired loans for the period	$23,772	$26,382
Contractual interest income due on impaired loans during the period	$1,813	$2,082
Interest income on impaired loans recognized on a cash basis	$462	$511
Interest income on impaired loans recognized on an accrual basis	$215	$186

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	September 30, 2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Accruing	$896	$-	$-	$-	$-	$896
Non-accruing	4,355	-	5,177	1,223	-	10,755
Restructured accruing	1,138	-	-	-	-	1,138
Restructured non-accruing	8	-	-	639	-	647
Balance	$6,397	$-	$5,177	$1,862	$-	$13,436

Allowance	$3,841	$-	$589	$340	$-	$4,770

Impaired loans without a specific allowance
Non-accruing	$556	$-	$412	$1,629	$-	$2,597
Restructured accruing	278	-	-	505	550	1,333
Restructured non-accruing	1,172	137	-	1,521	2,317	5,147
Balance	$2,006	$137	$412	$3,655	$2,867	$9,077

Total impaired loans
Accruing	$896	$-	$-	$-	$-	$896
Non-accruing	4,911	-	5,589	2,852	-	13,352
Restructured accruing	1,416	-	-	505	550	2,471
Restructured non-accruing	1,180	137	-	2,160	2,317	5,794
Balance	$8,403	$137	$5,589	$5,517	$2,867	$22,513

Unpaid principal balance in total impaired loans	$11,331	$4,398	$10,173	$7,707	$3,699	$37,308

	September 30, 2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,853	$137	$7,150	$5,650	$2,982	$23,772
Contractual interest income due on impaired loans during the period	$668	$245	$485	$355	$60
Interest income on impaired loans recognized on a cash basis	$182	$-	$17	$138	$125
Interest income on impaired loans recognized on an accrual basis	$167	$-	$-	$19	$29

	December 31, 2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$2,807	$-	$7,029	$1,884	$-	$11,720
Restructured accruing	1,140	-	-	-	-	1,140
Restructured non-accruing	64	-	-	639	-	703
Balance	$4,011	$-	$7,029	$2,523	$-	$13,563

Allowance	$2,604	$-	$1,736	$485	$-	$4,825

Impaired loans without a specific allowance
Non-accruing	$1,562	$-	$562	$1,083	$-	$3,207
Restructured accruing	45	-	-	744	560	1,349
Restructured non-accruing	1,400	137	516	1,217	2,703	5,973
Balance	$3,007	$137	$1,078	$3,044	$3,263	$10,529

Total impaired loans
Non-accruing	$4,369	$-	$7,591	$2,967	$-	$14,927
Restructured accruing	1,185	-	-	744	560	2,489
Restructured non-accruing	1,464	137	516	1,856	2,703	6,676
Balance	$7,018	$137	$8,107	$5,567	$3,263	$24,092

Unpaid principal balance in total impaired loans	$10,082	$4,398	$12,805	$7,760	$3,971	$39,016

	December 31, 2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,646	$150	$9,480	$6,561	$4,545	$26,382
Contractual interest income due on impaired loans during the period	$570	$294	$718	$310	$190
Interest income on impaired loans recognized on a cash basis	$153	$-	$43	$266	$49
Interest income on impaired loans recognized on an accrual basis	$107	$-	$-	$37	$42

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	September 30, 2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$6,091	$137	$5,589	$5,012	$3,152	$7,345	$182	$27,508
Loans 90 days past due	-	-	-	-	1	225	-	226
Restructured loans	1,416	-	-	505	-	550	-	2,471
Total non-performing loans	7,507	137	5,589	5,517	3,153	8,120	182	30,205
Other real estate owned	39	365	-	-	-	1,044	-	1,448
Total non-performing assets	$7,546	$502	$5,589	$5,517	$3,153	$9,164	$182	$31,653

	December 31, 2016
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$5,833	$137	$8,107	$4,823	$2,859	$7,257	$195	$29,211
Loans 90 days past due	-	-	-	-	-	232	-	232
Restructured loans	1,185	-	-	744	-	560	-	2,489
Total non-performing loans	7,018	137	8,107	5,567	2,859	8,049	195	31,932
Other real estate owned	39	365	395	637	-	475	-	1,911
Total non-performing assets	$7,057	$502	$8,502	$6,204	$2,859	$8,524	$195	$33,843

	September 30, 2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$1,442	$-	$-	$1,137	$820	$4,627	$-	$8,026
61-90 days	776	-	-	-	656	4,172	-	5,604
> 90 days	-	-	-	-	1	225	-	226
Total past due	2,218	-	-	1,137	1,477	9,024	-	13,856
Non-accrual loans	6,091	137	5,589	5,012	3,152	7,345	182	27,508
Current loans	443,358	295,085	1,099,080	825,312	451,766	866,521	171,632	4,152,754
Total loans	$451,667	$295,222	$1,104,669	$831,461	$456,395	$882,890	$171,814	$4,194,118

	December 31, 2016
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$663	$896	$850	$1,479	$808	$3,969	$-	$8,665
61-90 days	672	-	1,206	744	1,104	2,139	-	5,865
> 90 days	-	-	-	-	-	232	-	232
Total past due	1,335	896	2,056	2,223	1,912	6,340	-	14,762
Non-accrual loans	5,833	137	8,107	4,823	2,859	7,257	195	29,211
Current loans	460,118	307,246	917,950	768,506	451,886	828,095	150,034	3,883,835
Total loans	$467,286	$308,279	$928,113	$775,552	$456,657	$841,692	$150,229	$3,927,808

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	September 30, 2017
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$435,183	$295,085	$1,096,591	$817,605	$2,644,464
Special Mention	1,929	-	2,342	5,652	9,923
Substandard	14,555	137	5,736	8,204	28,632
Doubtful	-	-	-	-	-
Total	$451,667	$295,222	$1,104,669	$831,461	$2,683,019

	December 31, 2016
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$442,725	$308,142	$917,255	$758,651	$2,426,773
Special Mention	10,010	-	2,395	9,255	21,660
Substandard	14,551	137	8,463	7,646	30,797
Doubtful	-	-	-	-	-
Total	$467,286	$308,279	$928,113	$775,552	$2,479,230

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	September 30, 2017
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$453,242	$874,770	$171,632	$1,499,644
Non-performing:
90 days past due	1	225	-	226
Non-accruing	3,152	7,345	182	10,679
Restructured loans	-	550	-	550
Total	$456,395	$882,890	$171,814	$1,511,099

	December 31, 2016
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$453,798	$833,643	$150,034	$1,437,475
Non-performing:
90 days past due	-	232	-	232
Non-accruing	2,859	7,257	195	10,311
Restructured loans	-	560	-	560
Total	$456,657	$841,692	$150,229	$1,448,578

During the nine months ended September 30, 2017, the Company restructured $1.3 million in loans.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2017 did not have any specific reserves.  For the year ended December 31, 2016, the Company restructured $0.6 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2016 did not have significant specific reserves at December 31, 2016.  The commitments to lend additional funds on loans that have been restructured at September 30, 2017 and December 31, 2016 were not significant.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Nine Months Ended September 30, 2017
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$492	$-	$-	$-	$-	$492
Restructured non-accruing	387	-	-	396	-	783
Balance	$879	$-	$-	$396	$-	$1,275

Specific allowance	$-	$-	$-	$-	$-	$-

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2016
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$42	$-	$-	$508	$-	$550
Restructured non-accruing	-	-	-	-	-	-
Balance	$42	$-	$-	$508	$-	$550

Specific allowance	$39	$-	$-	$-	$-	$39

Restructured and subsequently defaulted	$-	$-	$479	$-	$-	$479

Other Real Estate Owned

Other real estate owned totaled $1.5 million and $1.9 million at September 30, 2017 and December 31, 2016, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of September 30, 2017 totaled $0.5 million.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	September 30, 2017			Weighted	December 31, 2016			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Other identifiable intangibles	$786	$(182)	$604	13.2 years	$786	$(106)	$680	13.8 years
Total amortizing intangible assets	$786	$(182)	$604		$786	$(106)	$680

Goodwill	$85,768		$85,768		$85,768		$85,768

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2017	$24
2018	95
2019	83
2020	66
Thereafter	336
Total amortizing intangible assets	$604

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2017	December 31, 2016
Noninterest-bearing deposits	$1,312,710	$1,138,139
Interest-bearing deposits:
Demand	608,527	615,058
Money market savings	1,023,153	927,837
Regular savings	321,194	310,471
Time deposits of less than $100,000	292,395	258,621
Time deposits of $100,000 or more	397,813	327,418
Total interest-bearing deposits	2,643,082	2,439,405
Total deposits	$3,955,792	$3,577,544

Note 7 – Stockholders’ Equity

The Company’s 2015 stock repurchase program expired on August 31, 2017.  Under the recently expired repurchase program a total of 736,139 shares of common stock were repurchased.

Note 8 – Share Based Compensation

At September 30, 2017, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,339,989 are available for issuance at September 30, 2017, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.5 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, related to the awards of stock options and restricted stock grants.  Compensation expense of $1.5 million and $1.4 million was recognized for the nine months ended September 30, 2017 and 2016, respectively.  The intrinsic value of stock options exercised in the nine months ended September 30, 2017 and 2016 was $0.6 million and $0.4 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.2 million as of September 30, 2017.  That cost is expected to be recognized over a weighted average period of approximately 2.0 years.  The total of unrecognized compensation cost related to restricted stock was approximately $4.8 million as of September 30, 2017.  That cost is expected to be recognized over a weighted average period of approximately 3.2 years.  The fair value of the options vested during the nine months ended September 30, 2017 and 2016, was not significant.

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

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2017	108,503	$22.46		$1,902
Granted	12,941	$42.48
Exercised	(28,736)	$19.11		$638
Forfeited or expired	(3,577)	$30.07
Balance at September 30, 2017	89,131	$24.16	3.8	$1,374

Exercisable at September 30, 2017	58,646	$22.46	2.8	$1,113

Weighted average fair value of options
granted during the year		$13.42

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2017	212,646	$25.19
Granted	55,211	$42.48
Vested	(70,382)	$23.82
Forfeited	(7,800)	$27.21
Restricted stock at September 30, 2017	189,675	$30.67

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Interest cost on projected benefit obligation	$410	$416	$1,230	$1,242
Expected return on plan assets	(497)	(404)	(1,489)	(1,151)
Recognized net actuarial loss	296	295	886	870
Net periodic benefit cost	$209	$307	$627	$961

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  After consideration of these factors, the Company made a contribution of $2.2 million to the plan during the third quarter of 2017.

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2017	2016	2017	2016
Net income	$15,089	$13,474	$44,942	$34,934

Basic:
Basic weighted average EPS shares	24,200	24,096	24,171	24,124

Basic net income per share	$0.62	$0.56	$1.86	$1.45

Diluted:
Basic weighted average EPS shares	24,200	24,096	24,171	24,124
Dilutive common stock equivalents	23	27	30	27
Dilutive EPS shares	24,223	24,123	24,201	24,151

Diluted net income per share	$0.62	$0.56	$1.86	$1.45

Anti-dilutive shares	5	3	3	5

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2017	$1,642	$(8,256)	$(6,614)
Other comprehensive income before reclassification, net of tax	3,382	-	3,382
Reclassifications from accumulated other comprehensive income, net of tax	(767)	522	(245)
Current period change in other comprehensive income, net of tax	2,615	522	3,137
Balance at September 30, 2017	$4,257	$(7,734)	$(3,477)

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2016	$6,566	$(7,863)	$(1,297)
Other comprehensive income before reclassification, net of tax	6,385	-	6,385
Reclassifications from accumulated other comprehensive income, net of tax	(1,154)	531	(623)
Current period change in other comprehensive income, net of tax	5,231	531	5,762
Balance at September 30, 2016	$11,797	$(7,332)	$4,465

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$1,275	$1,919
Income before taxes	1,275	1,919
Tax expense	(508)	(765)
Net income	$767	$1,154

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss(1)	$(886)	$(870)
Income before taxes	(886)	(870)
Tax benefit	364	339
Net loss	$(522)	$(531)
(1) This amount is included in the computation of net periodic benefit cost, see Note 9

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $18.1 million with a fair value of $0.8 million as of September 30, 2017 compared to $18.9 million with a fair value of $1.0 million as of December 31, 2016.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2017
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$7,084	$-	$7,084
Investments available-for-sale:
U.S. government agencies	-	107,340	-	107,340
State and municipal	-	321,127	-	321,127
Mortgage-backed	-	316,879	-	316,879
Corporate debt	-	-	9,522	9,522
Trust preferred	-	-	989	989
Marketable equity securities	-	212	-	212
Interest rate swap agreements	-	816	-	816

Liabilities
Interest rate swap agreements	$-	$(816)	$-	$(816)

	December 31, 2016
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$13,222	$-	$13,222
Investments available-for-sale:
U.S. government agencies	-	121,790	-	121,790
State and municipal	-	287,684	-	287,684
Mortgage-backed	-	312,711	-	312,711
Corporate debt	-	-	9,134	9,134
Trust preferred	-	-	1,012	1,012
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,010	-	1,010

Liabilities
Interest rate swap agreements	$-	$(1,010)	$-	$(1,010)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:
Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2017	$10,146
Principal redemption	(159)
Total unrealized gains included in other comprehensive loss	524
Balance at September 30, 2017	$10,511

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2017
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$8,521	$8,521	$(11,806)
Other real estate owned	-	-	1,448	1,448	(136)
Total	$-	$-	$9,969	$9,969	$(11,942)

	December 31, 2016
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$8,981	$8,981	$(10,600)
Other real estate owned	-	-	1,911	1,911	(107)
Total	$-	$-	$10,892	$10,892	$(10,707)

At September 30, 2017, impaired loans totaling $22.5 million were written down to fair value of $17.7 million as a result of specific loan loss allowances of $4.8 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $24.1 million were written down to fair value of $19.3 million at December 31, 2016 as a result of specific loan loss allowances of $4.8 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	September 30, 2017		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$39,853	$39,853	$-	$39,853	$-
Loans, net of allowance	4,149,194	4,200,409	-	-	4,200,409
Other assets	95,136	95,136	-	95,136	-

Financial Liabilities
Time deposits	$690,208	$688,271	$-	$688,271	$-
Securities sold under retail repurchase agreements and
federal funds purchased	146,569	146,569	-	146,569	-
Advances from FHLB	632,917	639,022	-	639,022	-

			Fair Value Measurements
	December 31, 2016		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$46,094	$46,094	$-	$46,094	$-
Loans, net of allowance	3,883,741	3,933,700	-	-	3,933,700
Other assets	93,328	93,328	-	93,328	-

Financial Liabilities
Time deposits	$586,039	$584,868	$-	$584,868	$-
Securities sold under retail repurchase agreements and
federal funds purchased	125,119	125,119	-	125,119	-
Advances from FHLB	790,000	800,756	-	800,756	-
Subordinated debentures	30,000	29,985	-	-	29,985

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at September 30, 2017 and December 31, 2016 as determined by each insurance carrier.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles was not significant for the three and nine months ended September 30, 2017 and 2016, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles was not significant for the three and nine months ended September 30, 2017 and 2016, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.3 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles was not significant for the three and nine months ended September 30, 2017 and 2016, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended September 30, 2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$49,590	$-	$2	$(3)	$49,589
Interest expense	6,895	-	-	(3)	6,892
Provision for loan losses	934	-	-	-	934
Noninterest income	8,915	1,948	2,092	(209)	12,746
Noninterest expense	28,634	1,559	1,207	(209)	31,191
Income before income taxes	22,042	389	887	-	23,318
Income tax expense	7,725	158	346	-	8,229
Net income	$14,317	$231	$541	$-	$15,089

Assets	$5,333,539	$7,499	$11,807	$(18,057)	$5,334,788

	Three Months Ended September 30, 2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$42,856	$1	$2	$(2)	$42,857
Interest expense	5,128	-	-	(2)	5,126
Provision for loan losses	781	-	-	-	781
Non-interest income	9,071	1,783	1,909	(179)	12,584
Non-interest expense	26,822	1,510	1,173	(179)	29,326
Income before income taxes	19,196	274	738	-	20,208
Income tax expense	6,339	108	287	-	6,734
Net income	$12,857	$166	$451	$-	$13,474

Assets	$4,811,948	$7,986	$12,064	$(21,387)	$4,810,611

	Nine Months Ended September 30, 2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$144,123	$1	$6	$(7)	$144,123
Interest expense	18,854	-	-	(7)	18,847
Provision for loan losses	2,450	-	-	-	2,450
Noninterest income	28,545	4,923	6,109	(628)	38,949
Noninterest expense	87,035	4,238	3,395	(628)	94,040
Income before income taxes	64,329	686	2,720	-	67,735
Income tax expense	21,454	279	1,060	-	22,793
Net income	$42,875	$407	$1,660	$-	$44,942

Assets	$5,333,539	$7,499	$11,807	$(18,057)	$5,334,788

	Nine Months Ended September 30, 2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$126,313	$2	$4	$(6)	$126,313
Interest expense	15,734	-	-	(6)	15,728
Provision for loan losses	4,974	-	-	-	4,974
Non-interest income	29,426	4,186	5,621	(535)	38,698
Non-interest expense	86,201	3,711	3,137	(535)	92,514
Income before income taxes	48,830	477	2,488	-	51,795
Income tax expense	15,701	191	969	-	16,861
Net income	$33,129	$286	$1,519	$-	$34,934

Assets	$4,811,948	$7,986	$12,064	$(21,387)	$4,810,611

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

As of June 30, 2017, WashingtonFirst had $2.1 billion in assets with 19 full-service community banking offices throughout the Washington D.C. metropolitan region. In addition, WashingtonFirst also provides wealth management services through its subsidiary, 1st Portfolio Wealth Advisors, and mortgage banking services through the bank’s subsidiary, WashingtonFirst Mortgage Corporation.

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

On May 16, 2017, the Company announced it had entered into a definitive agreement and plan of merger pursuant to which WashingtonFirst Bankshares, Inc., the parent company for WashingtonFirst Bank, will merge with and into the Company in a transaction valued at approximately $498 million. WashingtonFirst, headquartered in Reston, Virginia, has 19 community banking offices and more than $2.1 billion in assets (as of June 30, 2017).

Overview

Net income for the Company for the third quarter of 2017 totaled $15.1 million ($0.62 per diluted share) as compared to net income of $13.5 million ($0.56 per diluted share) for the third quarter of 2016. These results reflect the following events:

•        Average total loans for the third quarter of 2017 increased 11% compared to the third quarter of 2016 due primarily to organic growth of 15% in the commercial loan portfolio. Overall, the entire portfolio grew $414 million over the prior year period.

•        Average total deposits grew 12% to $4.0 billion for the third quarter of 2017 as compared to $3.5 billion for the third quarter of 2016.

•        The net interest margin was 3.54% for the third quarter of 2017, compared to 3.50% for the third quarter of 2016.

•        The return on average equity for the third quarter of 2017 increased to 10.74% as compared to 10.11% from the prior year.

•        The Non-GAAP efficiency ratio was 53.76% for the current quarter as compared to 56.33% for the third quarter of 2016.

The local economy continues to exhibit positive trends such as low unemployment and increased housing starts; however, these trends have been tempered by other concerns such as the impact of recent weather related events, lack of wage growth and the strength of the dollar. These factors in concert have acted to restrict the pace of economic expansion.  Volatility in global economic markets and geo-political unrest continues to cause some concern.  Additionally, the prospect of rising interest rates has acted to restrain confidence among individual consumers and small and mid-sized businesses. Despite this mixed economic environment, management is optimistic that the regional economy will continue to present further growth opportunities for the Company.

Total assets at September 30, 2017 increased 5% compared to December 31, 2016 driven by loan balances that increased 7% during this period due to growth in commercial loans. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 11% compared to balances at December 31, 2016. The increase in customer funding sources was driven primarily by increases of 10% in noninterest-bearing and interest-bearing transaction accounts and 10% in money market savings accounts.  Additionally, certificates of deposit increased 18% compared to the balances at December 31, 2016 as the Company increased rates to fund loan growth.  Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.  During the first nine months of 2017, stockholders’ equity increased $31 million to $564 million due to the increase in retained earnings during the period.

Non-performing loans represented 0.72% of total loans at September 30, 2017 compared to 0.85% at September 30, 2016 due to asset growth.  The Company’s non-performing loans were $30.2 million at September 30, 2017 compared to $32.0 million at September 30, 2016.  The ratio of net charge-offs to average loans was 0.10% for the third quarter of 2017 compared to 0.02% for the prior year quarter.

The net interest margin was 3.54% for the third quarter of 2017, compared to 3.50% for the third quarter of 2016.  The margin improvement reflects the impact of loan growth, increase yields in the investment portfolio and the cumulative benefits associated with the previous execution of funding strategies.

The provision for loan losses was $0.9 million for the third quarter of 2017 compared to $0.8 million for the third quarter of 2016.  The current quarter’s provision as compared to the prior year quarter was the driven by qualitative adjustments related to the composition and concentration of loan credits that offset the impact of lower quarterly loan growth in 2017 versus 2016.

Non-interest income increased marginally to $12.7 million for the third quarter of 2017 compared to $12.6 million for the third quarter of 2016.  The current quarter reflected increases in wealth management and insurance agency commissions compared to the same period of the prior year that were offset by a decline in mortgage banking income.

Non-interest expenses increased 6% to $31.2 million for the third quarter of 2017 compared to $29.3 million in the third quarter of 2016.  The increase in the current quarter was driven by performance incentives and volume driven compensation costs, merger costs and other miscellaneous expenses.  The non-GAAP efficiency ratio was 53.76% for the third quarter of 2017 compared to 56.33% for the third quarter of 2016 as a result of the growth in net interest income.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Nine Months Ended September 30,
		2017			2016
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$863,040	$22,651	3.50%	$818,599	$21,010	3.42%
Residential construction loans	166,459	4,656	3.74	141,743	3,804	3.59
Total mortgage loans	1,029,499	27,307	3.54	960,342	24,814	3.45
Commercial AD&C loans	301,537	11,126	4.93	273,922	9,511	4.64
Commercial investor real estate loans	1,015,903	33,978	4.47	790,864	27,087	4.57
Commercial owner occupied real estate loans	786,805	28,501	4.84	693,442	24,946	4.81
Commercial business loans	458,973	15,321	4.46	453,468	14,819	4.37
Total commercial loans	2,563,218	88,926	4.64	2,211,696	76,363	4.61
Consumer loans	459,118	12,496	3.67	450,280	11,691	3.49
Total loans (2)	4,051,835	128,729	4.25	3,622,318	112,868	4.16
Loans held for sale	7,189	273	5.06	10,854	294	3.61
Taxable securities	526,931	10,944	2.77	470,987	9,073	2.57
Tax-exempt securities (3)	297,818	9,455	4.23	281,938	8,912	4.21
Total investment securities	824,749	20,399	3.30	752,925	17,985	3.19
Interest-bearing deposits with banks	38,006	289	1.02	41,433	156	0.50
Federal funds sold	2,493	18	0.97	688	3	0.48
Total interest-earning assets	4,924,272	149,708	4.06	4,428,218	131,306	3.96

Less: allowance for loan losses	(44,324)			(42,215)
Cash and due from banks	48,184			46,255
Premises and equipment, net	53,680			53,318
Other assets	222,682			214,284
Total assets	$5,204,494			$4,699,860

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$613,498	372	0.08%	$578,473	335	0.08%
Regular savings deposits	322,683	163	0.07	297,944	137	0.06
Money market savings deposits	992,069	3,333	0.45	914,499	1,446	0.21
Time deposits	637,478	5,344	1.12	550,195	4,088	0.99
Total interest-bearing deposits	2,565,728	9,212	0.48	2,341,111	6,006	0.34
Other borrowings	131,412	238	0.24	118,105	212	0.24
Advances from FHLB	683,231	9,385	1.84	565,493	8,812	2.08
Subordinated debentures	549	12	2.93	31,989	698	2.91
Total interest-bearing liabilities	3,380,920	18,847	0.75	3,056,698	15,728	0.69

Noninterest-bearing demand deposits	1,235,350			1,078,851
Other liabilities	41,537			38,981
Stockholders' equity	546,687			525,330
Total liabilities and stockholders' equity	$5,204,494			$4,699,860

Net interest income and spread		130,861	3.31%		115,578	3.27%
Less: tax-equivalent adjustment		5,585			4,993
Net interest income		$125,276			$110,585

Interest income/earning assets			4.06%			3.96%
Interest expense/earning assets			0.51			0.47
Net interest margin			3.55%			3.49%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2017 and 2016. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $5.6 million and $5.0 million in 2017 and 2016, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Results of Operations

For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Net income for the Company for the first nine months of 2017 totaled $44.9 million ($1.86 per diluted share) compared to net income of $34.9 million ($1.45 per diluted share) for the first nine months of 2016.

Net Interest Income

The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For purposes of this discussion and analysis, the interest earned on tax-exempt loans and investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income. The following discussion of net interest income should be considered in conjunction with the review of the information provided in the preceding table.

Net interest income for the first nine months of 2017 was $125.3 million compared to $110.6 million for the first nine months of 2016. On a tax-equivalent basis, net interest income for the first nine months of 2017 was $130.9 million compared to $115.6 million for the first nine months of 2016, a 13% increase. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that has increased to 3.55% for the first nine months of 2017 compared to 3.49% for the first nine months of 2016.

The higher net interest margin was driven by an increase in the yield on interest-earning assets as a result of loan growth.  Additionally, the yields associated with the investment portfolio also increased compared to the prior year period.  Average interest-earning assets increased by 11% while average interest-bearing liabilities increased 11% in the first nine months of 2017 compared to the first nine months of 2016.  Average noninterest-bearing deposits increased 15% in the first nine months of 2017.  Percentage of average noninterest-bearing deposits to total deposits remained at 32% in the first nine months of 2017 compared to the first nine months of 2016.

Interest Income

The Company's total tax-equivalent interest income increased 14% for the first nine months of 2017 compared to the prior year period. The previous and following table reflects that the increase in interest income has been driven predominantly by loan growth and to a lesser extent by the performance of the investment portfolio.

The average balance of the loan portfolio increased 12% for the first nine months of 2017 compared to the first nine months of 2016. This growth occurred in all segments of the loan portfolio with the most significant growth in the commercial portfolio. The increases were driven by organic loan growth as the regional economy improved. Excluding the $0.7 million interest recovery from the full payoff of a previously acquired credit impaired loan, the yield on average loans increased by 6 basis points to 4.22% from the prior year’s 4.16%.  The rise in the portfolio yield was driven primarily by an increase in the yields in most of the major segments of the loan portfolio as loan volumes had a greater impact than their associated rates on the increase in the overall yield.

The average yield on total investment securities increased 11 basis points as the average balance of the portfolio increased 10% for the first nine months of 2017 compared to the first nine months of 2016. The increase in the yield on investments was due primarily to securities purchased in early 2017 at favorable yields in addition to the decline in the size of the lower-yielding mortgage-backed securities portfolio due sales of such securities that occurred in early 2016. The effect of these transactions was to increase the relative size of the higher yielding state and municipal portfolio as part of the total investment securities portfolio.

Interest Expense

Interest expense increased 20% in the first nine months of 2017 compared to the first nine months of 2016. The cost of interest-bearing deposits increased as the Company increased rates to maintain deposit relationships and to provide funding for loan growth. The average rate paid on Federal Home Loan Bank advances decreased due to the prepayments of high rate advances over the past year. Average interest-bearing deposits increased 10% in the first nine months of 2017 compared to the first nine months of 2016. This increase was primarily due to increases of $192 million or 12% in average noninterest-bearing and interest-bearing checking accounts together with increases of $87 million or 16% in certificates of deposit and $78 million or 8% in money market accounts as the Company increased rates on the deposit products.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2017 vs. 2016			2016 vs. 2015
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$1,641	$1,147	$494	$2,385	$2,101	$284
Residential construction loans	852	688	164	75	189	(114)
Commercial AD&C loans	1,615	997	618	2,047	1,965	82
Commercial investor real estate loans	6,891	7,497	(606)	3,384	4,099	(715)
Commercial owner occupied real estate loans	3,555	3,398	157	1,680	2,258	(578)
Commercial business loans	502	186	316	1,712	1,802	(90)
Leasing	-	-	-	(1)	(1)	-
Consumer loans	805	230	575	884	420	464
Loans held for sale	(21)	(117)	96	(128)	(91)	(37)
Taxable securities	1,871	1,130	741	(2,391)	(2,612)	221
Tax exempt securities	543	501	42	(484)	(313)	(171)
Interest-bearing deposits with banks	133	(14)	147	87	10	77
Federal funds sold	15	10	5	2	1	1
Total interest income	18,402	15,653	2,749	9,252	9,828	(576)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	37	37	-	23	23	-
Regular savings deposits	26	8	18	29	8	21
Money market savings deposits	1,887	129	1,758	463	74	389
Time deposits	1,256	687	569	1,298	513	785
Other borrowings	26	26	-	33	24	9
Advances from FHLB	573	1,675	(1,102)	(962)	(420)	(542)
Subordinated debentures	(686)	(686)	-	28	(61)	89
Total interest expense	3,119	1,876	1,243	912	161	751
Net interest income	$15,283	$13,777	$1,506	$8,340	$9,667	$(1,327)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2017/2016	2017/2016
(Dollars in thousands)	2017	2016	$ Change	% Change
Securities gains	$1,275	$1,919	$(644)	(33.6)%
Service charges on deposit accounts	6,121	5,894	227	3.9
Mortgage banking activities	2,080	2,770	(690)	(24.9)
Wealth management income	14,092	13,200	892	6.8
Insurance agency commissions	4,924	4,180	744	17.8
Income from bank owned life insurance	1,808	1,846	(38)	(2.1)
Bank card fees	3,609	3,498	111	3.2
Other income	5,040	5,391	(351)	(6.5)
Total non-interest income	$38,949	$38,698	$251	0.6

Total non-interest income was $38.9 million for the first nine months of 2017 compared to $38.7 million for the first nine months of 2016. The first nine months of 2017 includes $1.3 million in gains on sales of investment securities.   The prior year period included a $1.2 million gain on the extinguishment of subordinated debentures and $1.9 million in gains on the sales of investment securities.  Excluding these gains, non-interest income increased 8% compared to the prior year period. Further detail by type of non-interest income follows:

•        Gains on the sales of investment securities declined to $1.3 million for the first nine months of 2017 compared to $1.9 million for the first nine months of 2016.  During the first nine months of 2017 the Company sold specific equity securities for gains that were applied to offset the impact of prepayment penalties incurred on FHLB advances during the second quarter of 2017.   A similar strategy was executed for the same period of the prior year.

•        Income from mortgage banking activities decreased in the first nine months of 2017 compared to the first nine months of 2016 due primarily due to lower volumes of loan originations compared to the prior year period.

•        Wealth management income is comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiary.   Overall, wealth management income increased 7% for the first nine months of 2017 compared to the same period of the prior year.   The prior year’s wealth management income included $0.4 million in fees on sales of investment products.  The portfolio responsible for these fees was sold in early 2016.  Excluding these fees from the prior year period, wealth management income grew 10% from prior year levels.  Trust services fees increased 10% for the first nine months of 2017 compared to the prior year period.  Investment management fees increased 10% for the first nine months of 2017 compared to the same period of 2016, due to an increase in assets under management.  Overall total assets under management increased to $2.7 billion at September 30, 2017 compared to $2.4 billion at September 30, 2016 primarily as a result of positive trends occurring in the financial markets and increased sales efforts.

•        Insurance agency commissions increased for the first nine months of 2017 compared to the same period of 2016 primarily due to the increased commission income resulting from the agency acquisition that occurred during the third quarter of the prior year.

•        Other non-interest income decreased mainly due to a $1.2 million gain realized on the extinguishment of subordinated debentures in the first nine months of 2016. Excluding this gain, other non-interest income increased 20% for the first nine months of 2017 as compared to the first nine months of 2016 due to prepayment fees, commissions and incentives.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2017/2016	2017/2016
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$54,525	$53,299	$1,226	2.3%
Occupancy expense of premises	9,907	9,765	142	1.5
Equipment expenses	5,213	5,102	111	2.2
Marketing	2,223	1,971	252	12.8
Outside data services	4,045	4,067	(22)	(0.5)
FDIC insurance	2,478	2,012	466	23.2
Amortization of intangible assets	76	94	(18)	(19.1)
Merger expenses	1,332	-	1,332	100.0
Professional fees	3,053	3,572	(519)	(14.5)
Other real estate owned	3	17	(14)	(82.4)
Other expense	11,185	12,615	(1,430)	(11.3)
Total non-interest expense	$94,040	$92,514	$1,526	1.6

Non-interest expenses totaled $94.0 million in the first nine months of 2017 compared to $92.5 million in the first nine months of 2016, a 2% increase. The non-interest expenses for nine months ended September 30, 2017, included $1.3 million in prepayment penalties for the early payoff of high-rate FHLB advances as compared to $3.2 million in prepayment penalties included for the nine months ended September 30, 2016.  The current period also included $1.3 million in merger expenses.  Excluding the impact of prepayment penalties and merger expenses, non-interest expenses increased 2% over the prior year period.  Further detail by category of non-interest expense follows:

•        Salaries and employee benefits, the largest component of non-interest expenses, increased in the first nine months of 2017 due to higher compensation expense as a result of merit increases, performance incentives and volume based compensation costs.  The increased compensation costs were partially offset by a decrease in healthcare and pension expense.  The average number of full-time equivalent employees remained at 727 for the first nine months of 2017 compared to the first nine months of 2016.

•        Occupancy expenses increased 1% compared to the prior year as rental expense associated with relocated facilities increased.

•        Equipment expenses increased 2% in 2017 compared to 2016 due to increases in software and general maintenance expense.

•        Marketing expense increased 13% as a result of focused marketing initiatives.

•        FDIC insurance experienced a 23% increase directly associated with the asset growth of the Company over the past twelve months.

•        Merger expense is the direct result of costs associated with the prospective WashingtonFirst acquisition.

•        Outside data services and intangible amortization expense levels remained comparable to the prior year period.

•        Other non-interest expenses decreased in the first nine months of 2017 compared to the prior year period.  The current year included $1.3 million in penalties related to the prepayment of FHLB advances as compared to the previous year which included $3.2 million in prepayment penalties.  Excluding these expenses, other non-interest expenses increased 4% for the first nine months compared to the prior year period.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio improved in the first nine months of 2017 compared to the first nine months of 2016 due primarily to the increase in net interest income discussed previously.

In addition, the Company uses pre-tax, pre-provision income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding the provision for loan losses, and the provision for income taxes back to net income. This metric increased in the first nine months of 2017 compared to the first nine months of 2016 due primarily to the increase in net interest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Pre-tax pre-provision income:
Net income	$15,089	$13,474	$44,942	$34,934
Plus non-GAAP adjustment:
Merger expenses	345	-	1,332	-
Income taxes	8,229	6,734	22,793	16,861
Provision for loan losses	934	781	2,450	4,974
Pre-tax pre-provision income	$24,597	$20,989	$71,517	$56,769

Efficiency ratio - GAAP basis:
Non-interest expense	$31,191	$29,326	$94,040	$92,514

Net interest income plus non-interest income	$55,443	$50,315	$164,225	$149,283

Efficiency ratio - GAAP basis	56.26%	58.28%	57.26%	61.97%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$31,191	$29,326	$94,040	$92,514
Less non-GAAP adjustment:
Amortization of intangible assets	25	34	76	94
Loss on FHLB redemption	-	-	1,275	3,167
Merger expenses	345	-	1,332	-
Non-interest expenses - as adjusted	$30,821	$29,292	$91,357	$89,253

Net interest income plus non-interest income	$55,443	$50,315	$164,225	$149,283
Plus non-GAAP adjustment:
Tax-equivalent income	1,888	1,688	5,585	4,993
Less non-GAAP adjustments:
Securities gains	-	-	1,275	1,919
Gain on redemption of subordinated debentures	-	-	-	1,200
Net interest income plus non-interest income - as adjusted	$57,331	$52,003	$168,535	$151,157

Efficiency ratio - Non-GAAP basis	53.76%	56.33%	54.21%	59.05%

Income Taxes

The Company had income tax expense of $22.8 million in the first nine months of 2017, compared to income tax expense of $16.9 million in the first nine months of 2016. The resulting effective tax rates were 33.7% for the first nine months of 2017 and 32.6% for the first nine months of 2016. This rate increase was due to the decline in tax-advantaged interest income in proportion to total interest income.

Results of Operations

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Net income for the Company for the third quarter of 2017 totaled $15.1 million ($0.62 per diluted share) compared to net income of $13.5 million ($0.56 per diluted share) for the third quarter of 2016.

Net Interest Income

Net interest income for the third quarter of 2017 was $42.7 million compared to $37.7 million for the third quarter of 2016. On a tax-equivalent basis, net interest income for the third quarter of 2017 was $44.6 million compared to $39.4 million for the third quarter of 2016, an increase of 13%. The following table provides an analysis of net interest income performance that reflects a net interest margin that has increased to 3.54% for the third quarter of 2017 compared to 3.50% for the third quarter of 2016.

Average interest-earning assets and average interest-bearing liabilities increased by 12% in the third quarter of 2017 compared to the third quarter of 2016.  Average noninterest-bearing deposits increased 14% in the third quarter of 2017 while the percentage of average noninterest-bearing deposits to total deposits increased to 33% in the current quarter compared to 32% in the third quarter of 2016. During the quarter the increase in the net interest margin was driven by an increase in the yield on interest-earning assets, loan and investment portfolio growth, and a reduced borrowing costs resulting from the prepayment of FHLB advances over the previous twelve months and the extinguishment of subordinated debentures early in the first quarter of 2017. The impact of these factors were partially offset by an increase in the cost of deposits as the Company increased rates to maintain deposit relationships and fund loan growth.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended September 30,
		2017			2016
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$880,782	$7,772	3.53%	$836,452	$7,208	3.45%
Residential construction loans	172,921	1,641	3.77	147,602	1,341	3.62
Total mortgage loans	1,053,703	9,413	3.57	984,054	8,549	3.47
Commercial AD&C loans	291,569	3,705	5.04	287,836	3,398	4.70
Commercial investor real estate loans	1,090,641	12,279	4.47	832,529	9,487	4.53
Commercial owner occupied real estate loans	808,802	9,492	4.66	717,371	8,581	4.76
Commercial business loans	459,779	5,252	4.53	446,123	4,863	4.34
Total commercial loans	2,650,791	30,728	4.60	2,283,859	26,329	4.59
Consumer loans	457,526	4,395	3.84	450,171	3,916	3.48
Total loans (2)	4,162,020	44,536	4.25	3,718,084	38,794	4.16
Loans held for sale	7,093	119	6.69	10,207	96	3.75
Taxable securities	512,420	3,531	2.76	432,706	2,717	2.51
Tax-exempt securities (3)	300,759	3,175	4.22	276,821	2,888	4.17
Total investment securities	813,179	6,706	3.30	709,527	5,605	3.16
Interest-bearing deposits with banks	34,007	108	1.26	38,773	49	0.51
Federal funds sold	2,834	8	1.16	847	1	0.49
Total interest-earning assets	5,019,133	51,477	4.08	4,477,438	44,545	3.96

Less: allowance for loan losses	(45,546)			(43,498)
Cash and due from banks	48,221			45,210
Premises and equipment, net	53,938			53,162
Other assets	221,622			214,708
Total assets	$5,297,368			$4,747,020

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$615,250	135	0.09%	$579,863	112	0.08%
Regular savings deposits	326,827	57	0.07	305,077	48	0.06
Money market savings deposits	1,002,779	1,479	0.59	938,528	514	0.22
Time deposits	678,331	2,030	1.19	573,458	1,454	1.01
Total interest-bearing deposits	2,623,187	3,701	0.56	2,396,926	2,128	0.35
Other borrowings	133,145	83	0.25	120,702	74	0.24
Advances from FHLB	650,947	3,108	1.89	498,370	2,699	2.15
Subordinated debentures	-	-	-	30,000	225	3.00
Total interest-bearing liabilities	3,407,279	6,892	0.80	3,045,998	5,126	0.67

Noninterest-bearing demand deposits	1,293,470			1,131,739
Other liabilities	39,337			39,042
Stockholders' equity	557,282			530,241
Total liabilities and stockholders' equity	$5,297,368			$4,747,020

Net interest income and spread		44,585	3.28%		39,419	3.29%
Less: tax-equivalent adjustment		1,888			1,688
Net interest income		$42,697			$37,731

Interest income/earning assets			4.08%			3.96%
Interest expense/earning assets			0.54			0.46
Net interest margin			3.54%			3.50%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2017 and 2016. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.9 million and $1.7 million in 2017 and 2016, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Interest Income

The Company's total tax-equivalent interest income increased 16% for the third quarter of 2017 compared to the prior year quarter. The previous table shows that this increase was driven primarily by loan growth and to a lesser degree by an increase in the investment portfolio during the previous twelve months.

The average balance of the loan portfolio increased 12% for the third quarter of 2017 compared to the prior year period. The increase has been driven by organic loan growth due to the strength of the regional economy.  The majority of growth was concentrated in the commercial real estate loan portfolios. The yield on average loans increased by 9 basis points compared to the prior year quarter.

The average yield on total investment securities increased 14 basis points while the average balance of the investment portfolio increased 15% for the third quarter of 2017 compared to the third quarter of 2016. The increase in the yield on investments was due to the addition of relatively higher-yielding tax-exempt municipal securities in 2017.

Average deposits increased 11% in the third quarter of 2017 compared to the third quarter of 2016. This increase was primarily due to increases of $197 million or 12% in average noninterest-bearing and interest-bearing checking accounts together with increases of $105 million or 18% in certificates of deposit and $64 million or 7% in money market accounts as the Company increased rates on these products to maintain deposit relationships and fund loan growth. This increase was partially offset by the lower average rates paid on FHLB advances due in part to the prepayment of such advances during the previous twelve months.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2017/2016	2017/2016
(Dollars in thousands)	2017	2016	$ Change	% Change
Service charges on deposit accounts	$2,140	$2,035	$105	5.2%
Mortgage banking activities	632	1,129	(497)	(44.0)
Wealth management income	4,864	4,347	517	11.9
Insurance agency commissions	1,950	1,786	164	9.2
Income from bank owned life insurance	609	616	(7)	(1.1)
Bank card fees	1,211	1,189	22	1.9
Other income	1,340	1,482	(142)	(9.6)
Total non-interest income	$12,746	$12,584	$162	1.3

Total non-interest income was $12.7 million for the third quarter of 2017 compared to $12.6 million for the third quarter of 2016, an increase of 1%.  Further detail by type of non-interest income follows:

•        Income from mortgage banking activities decreased in the third quarter of 2017 compared to the third quarter of 2016 due to reduced lending volumes in the third quarter.

•        Wealth management income is comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiary.   Overall, wealth management income increased 12% for the quarter ended September 30, 2017 compared to the same quarter of the prior year.   Trust services fees increased 14% for the third quarter of 2017 compared to the prior year period.  Investment management fees increased 10% for the third quarter of 2017 compared to the same period of 2016, due to an increase in assets under management.  Overall total assets under management increased to $2.7 billion at September 30, 2017 compared to $2.4 billion at September 30, 2016.

•        Insurance agency commissions increased 9% during the third quarter of 2017 compared to the third quarter of 2016 due primarily to commission income from the agency acquisition in the third quarter of the prior year.

•        Other income for the three months ended September 30, 2017 compared to the same period of 2016 decreased 10%.   The decrease for the third quarter of 2017 compared to the third quarter of 2016 was due to a decline in gains resulting from asset sales and letter of credit fees.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2017/2016	2017/2016
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$18,442	$17,848	$594	3.3%
Occupancy expense of premises	3,294	3,130	164	5.2
Equipment expenses	1,722	1,745	(23)	(1.3)
Marketing	784	628	156	24.8
Outside data services	1,286	1,349	(63)	(4.7)
FDIC insurance	850	726	124	17.1
Amortization of intangible assets	25	34	(9)	(26.5)
Merger expenses	345	-	345	100.0
Professional fees	1,053	987	66	6.7
Other real estate owned	4	5	(1)	(20.0)
Other expense	3,386	2,874	512	17.8
Total non-interest expense	$31,191	$29,326	$1,865	6.4

Non-interest expenses totaled $31.2 million in the third quarter of 2017 compared to $29.3 million in the third quarter of 2016 and increase of 6%.  Further detail by category of non-interest expense follows:

•        Salaries and employee benefits, the largest component of non-interest expenses, increased in the third quarter of 2017 due primarily to an increase in compensation expenses as a result of performance incentives and volume driven compensation costs.  The average number of full-time equivalent employees was 725 in the third quarter of 2017 compared to 729 in the third quarter of 2016.

•        Occupancy expense increased due to higher rental expense associated with relocated facilities.

•        Marketing expense increased 25% from the prior year quarter due to an increase in focused advertising campaigns.

•        FDIC insurance expense increased due to asset growth.

•        Merger expense is the direct result of costs associated with the prospective Washington First acquisition.

•        Professional fees increased in the third quarter of 2017 due to increases in various professional and consulting fees.

•        Other expenses for the third quarter of 2017 increased $0.5 million from the prior year quarter due to the use of various third party vendors to provide specific services.

Income Taxes

The Company had income tax expense of $8.2 million in the third quarter of 2017, compared to income tax expense of $6.7 million in the third quarter of 2016. The resulting effective tax rate was 35.3% for the third quarter of 2017 compared to 33.3% for the third quarter of 2016.  The effective tax rate for the current quarter increased compared to the prior year quarter as tax-advantaged interest income declined in proportion to total interest income.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the table on page 43. The GAAP efficiency ratio improved in the third quarter of 2017 compared to the third quarter of 2016 as a direct result of the growth in net interest income.

In addition, the Company uses pre-tax, pre-provision income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding the provision for loan losses, and the provision for income taxes back to net income. This metric increased in the third quarter of 2017 compared to the third quarter of 2016 primarily due to an increase in net interest income.

FINANCIAL CONDITION

The Company's total assets were $5.3 billion at September 30, 2017, an increase of $243 million or 5% compared to December 31, 2016. The increase was primarily due to the growth in total loans, which increased 7% compared to the previous year end.

Analysis of Loans

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	September 30, 2017		December 31, 2016		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Residential real estate:
Residential mortgage	$882,890	21.1%	$841,692	21.4%	$41,198	4.9%
Residential construction	171,814	4.1	150,229	3.8	21,585	14.4
Commercial real estate:
Commercial owner occupied real estate	831,461	19.8	775,552	19.8	55,909	7.2
Commercial investor real estate	1,104,669	26.3	928,113	23.6	176,556	19.0
Commercial AD&C	295,222	7.0	308,279	7.9	(13,057)	(4.2)
Commercial business	451,667	10.8	467,286	11.9	(15,619)	(3.3)
Consumer	456,395	10.9	456,657	11.6	(262)	(0.1)
Total loans	$4,194,118	100.0%	$3,927,808	100.0%	$266,310	6.8

Total loans, excluding loans held for sale, increased 7% at September 30, 2017 compared to December 31, 2016. The commercial loan portfolio increased 8% at September 30, 2017 driven by an increase of 19% in investor real estate loans. The owner occupied real estate portfolio increased 7% which was partially offset by decreases of 3% in the commercial business and 4% in the AD&C loan portfolios.  The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, increased 6% at September 30, 2017 compared to December 31, 2016. This increase was driven by a 14% increase in residential construction loans during the third quarter.  The consumer loan portfolio remained stable at September 30, 2017 compared to December 31, 2016.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	September 30, 2017		December 31, 2016		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Investments available-for-sale:
U.S. government agencies and corporations	$107,340	13.5%	$121,790	15.6%	$(14,450)	(11.9)%
State and municipal	321,127	40.3	287,684	36.9	33,443	11.6
Mortgage-backed	316,879	39.9	312,711	40.1	4,168	1.3
Corporate debt	9,522	1.2	9,134	1.2	388	4.2
Trust preferred	989	0.1	1,012	0.1	(23)	(2.3)
Marketable equity securities	212	-	1,223	0.2	(1,011)	(82.7)
Total available-for-sale securities	756,069	95.0	733,554	94.1	22,515	3.1

Investments held-to-maturity and other equity:
Other equity securities	39,853	5.0	46,094	5.9	(6,241)	(13.5)
Total held-to-maturity and other equity	39,853	5.0	46,094	5.9	(6,241)	(13.5)
Total securities	$795,922	100.0%	$779,648	100.0%	$16,274	2.1

The investment portfolio increased 2% at September 30, 2017 compared to December 31, 2016 as funds from increased deposits were invested at favorable rates.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.4 years at September 30, 2017 and 3.3 years at December 31, 2016. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the liquidity necessary to meet loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Other Earning Assets

Residential mortgage loans held for sale were $7 million at September 30, 2017 compared to $13 million at December 31, 2016 due to the effect of the timing of loan sales on the amounts held for sale at quarter end.  The aggregate of federal funds sold and interest-bearing deposits with banks decreased by $29 million to $52 million at September 30, 2017 compared to December 31, 2016 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	September 30, 2017		December 31, 2016		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Noninterest-bearing deposits	$1,312,710	33.2%	$1,138,139	31.8%	$174,571	15.3%
Interest-bearing deposits:
Demand	608,527	15.4	615,058	17.2	(6,531)	(1.1)
Money market savings	1,023,153	25.9	927,837	25.9	95,316	10.3
Regular savings	321,194	8.1	310,471	8.7	10,723	3.5
Time deposits of less than $100,000	292,395	7.4	258,621	7.2	33,774	13.1
Time deposits of $100,000 or more	397,813	10.0	327,418	9.2	70,395	21.5
Total interest-bearing deposits	2,643,082	66.8	2,439,405	68.2	203,677	8.3
Total deposits	$3,955,792	100.0%	$3,577,544	100.0%	$378,248	10.6

Deposits and Borrowings

Total deposits increased $378 million or 11% at September 30, 2017 compared to December 31, 2016. This increase was due primarily to increases of 15% in noninterest-bearing checking accounts and 10% in money market savings accounts. In addition, regular savings accounts increased 3% and certificates of deposit increased 18% compared to December 31, 2016. The increase in interest-bearing products occurred as the Company raised rates to maintain client relationships and to fund loan growth. Total borrowings decreased 18% at September 30, 2017 compared to December 31, 2016 due to the reduced dependence on borrowings as a result of the growth in deposits and the extinguishment of $30 million in subordinated debentures during the first three months of 2017.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $564 million at September 30, 2017 compared to $534 million at December 31, 2016 as net income during the period exceeded the payment of dividends.  The ratio of average equity to average assets was 10.50% for the nine months ended September 30, 2017, as compared to 11.18% for the first nine months of 2016 as the ratio was affected by the growth of average assets.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	September 30, 2017	December 31, 2016	Requirements
Total capital to risk-weighted assets	12.01%	12.80%	8.00%

Tier 1 capital to risk-weighted assets	10.99%	11.74%	6.00%

Common equity tier 1 capital	10.99%	11.01%	4.50%

Tier 1 leverage	9.28%	10.14%	4.00%

As of September 30, 2017, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	September 30, 2017	December 31, 2016
Tangible common equity ratio:
Total stockholders' equity	$564,480	$533,572
Accumulated other comprehensive loss	3,477	6,614
Goodwill	(85,768)	(85,768)
Other intangible assets, net	(604)	(680)
Tangible common equity	$481,585	$453,738

Total assets	$5,334,788	$5,091,383
Goodwill	(85,768)	(85,768)
Other intangible assets, net	(604)	(680)
Tangible assets	$5,248,416	$5,004,935

Tangible common equity ratio	9.18%	9.07%

Tangible book value per share	$20.07	$18.98

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

Total non-performing loans decreased 5% to $30.2 million at September 30, 2017 compared to the balance at December 31, 2016. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level.

To control and manage credit risk, management has a credit process in place to reasonably ensure that credit standards are maintained along with an in-house loan administration accompanied by oversight and review procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the proactive management of problem credits.  As part of the oversight and review process, the Company maintains an allowance for loan losses (the “allowance”).

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was $2.5 million in the first nine months of 2017 compared to $5.0 million in the first nine months of 2016.   The decrease in the provision in the first nine months of 2017 reflects the continuation of  improved loan portfolio credit quality as evidenced in the declining ratio of non-performing loans to total loans over the past year.

The Company typically sells a substantial portion of its fixed-rate residential mortgage originations in the secondary mortgage market. Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of six to twelve months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period.  Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.5 million for probable losses due to repurchases.

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. The Company sold $39.7 million of loans on a servicing-retained basis during the nine months ended September 30, 2017, and realized a total gain on sale of $422 thousand. Servicing asset associated with these sales during the nine months ended September 30, 2017, was $346 thousand. Income earned by the Company on its loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the three and nine months ended September 30, 2017, was not significant.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. At September 30, 2017, and December 31, 2016, the amortized cost of the Company's mortgage loan servicing rights was $723 thousand and $418 thousand, respectively. The Company did not incur any impairment losses during the nine months ended September 30, 2017.

Allowance for Loan Losses

During the third quarter of 2017, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.

At September 30, 2017, total non-performing loans were $30.2 million, or 0.72% of total loans, compared to $31.9 million, or 0.81% of total loans, at December 31, 2016.  The allowance represented 149% of non-performing loans at September 30, 2017 as compared to 138% at December 31, 2016. The allowance for loan losses as a percent of total loans was 1.07% at September 30, 2017 as compared to 1.12% at December 31, 2016.

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

The balance of impaired loans was $22.5 million, with specific allowances of $4.8 million against those loans at September 30, 2017, as compared to $24.1 million with specific allowances of $4.8 million, at December 31, 2016.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 78% of total loans at both September 30, 2017 and December 31, 2016.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2017	December 31, 2016
Balance, January 1	$44,067	$40,895
Provision for loan losses	2,450	5,546
Loan charge-offs:
Residential real estate:
Residential mortgage	(10)	(1,404)
Residential construction	-	-
Commercial real estate:
Commercial investor	-	(197)
Commercial owner occupied	(5)	-
Commercial AD&C	-	(48)
Commercial business	(1,469)	(597)
Consumer	(560)	(888)
Total charge-offs	(2,044)	(3,134)
Loan recoveries:
Residential real estate:
Residential mortgage	61	358
Residential construction	20	32
Commercial real estate:
Commercial investor	93	133
Commercial owner occupied	-	5
Commercial AD&C	103	40
Commercial business	73	44
Consumer	101	148
Total recoveries	451	760
Net charge-offs	(1,593)	(2,374)
Balance, period end	$44,924	$44,067

Net charge-offs to average loans	0.05%	0.06%
Allowance for loan losses to loans	1.07%	1.12%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Non-accrual loans:
Residential real estate:
Residential mortgage	$7,345	$7,257
Residential construction	182	195
Commercial real estate:
Commercial investor	5,589	8,107
Commercial owner occupied	5,012	4,823
Commercial AD&C	137	137
Commercial business	6,091	5,833
Consumer	3,152	2,859
Total non-accrual loans	27,508	29,211

Loans 90 days past due
Residential real estate:
Residential mortgage	225	232
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	-	-
Consumer	1	-
Total 90 days past due loans	226	232

Restructured loans (accruing)	2,471	2,489
Total non-performing loans	30,205	31,932
Other real estate owned, net	1,448	1,911
Total non-performing assets	$31,653	$33,843

Non-performing loans to total loans	0.72%	0.81%
Non-performing assets to total assets	0.59%	0.66%
Allowance for loan to non-performing loans	148.73%	138.00%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2017	(5.34%)	(3.59%)	(1.88%)	(0.67%)	(2.50%)	N/A	N/A	N/A
December 31, 2016	(8.55%)	(5.76%)	(2.84%)	(1.20%)	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2016 at all shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2016 to September 30, 2017 at all shock levels was the result of restructuring of FHLB advances in 2017 and the elimination of subordinated debt in January.  The elimination of the optionality associated with the related interest rates reduces the Company’s exposure to potential future increases in interest rates.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2017	(18.36%)	(12.82%)	(7.72%)	(3.15%)	(1.93%)	N/A	N/A	N/A
December 31, 2016	(14.83%)	(10.72%)	(6.42%)	(2.86%)	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk increased from December 31, 2016 to September 30, 2017 in all of the shock scenarios. The increase in EVE’s exposure position is the result of the lengthening duration of loans as a result of rising interest rates.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2017.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 70% of total interest-earning assets at September 30, 2017. In addition, loan payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of September 30, 2017, show short-term investments exceeding short-term borrowings by $21 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.6 billion, of which $1.6 billion was available for borrowing based on pledged collateral, with $633 million borrowed against it as of September 30, 2017. The line of credit at the Federal Reserve totaled $343 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2017.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $70 million at September 30, 2017, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of September 30, 2017. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2017.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of September 30, 2017, the Bank could have declared a dividend of $32 million to Bancorp. At September 30, 2017, Bancorp had liquid assets of $13 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Commercial	$427,597	$334,552
Real estate-development and construction	131,144	97,524
Real estate-residential mortgage	16,651	22,970
Lines of credit, principally home equity and business lines	1,047,227	949,939
Standby letters of credit	68,607	68,748
Total commitments to extend credit and available credit lines	$1,691,226	$1,473,733

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s 2015 stock repurchase program expired on August 31, 2017.  Under the recently expired repurchase program a total of 736,139 shares of common stock were repurchased.   Those repurchases were conducted through open market purchases or privately negotiated transactions.  The following table provides information regarding repurchase transactions executed during the quarter ended September 30, 2017.

			Total number of shares	Maximum number that
			purchased as part of	may yet be purchased
	Total number of	Average price paid	publicly announced plans	under the plans or
Period	shares purchased	per share	or programs	programs
July 1, 2017 through
July 31, 2017	-	N/A	-	463,861
August 1, 2017 through
August 31, 2017	-	N/A	-	463,861
September 1, 2017 through
September 30, 2017	-	N/A	-	-

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

               Exhibit 31(a)                      Certification of Chief Executive Officer

               Exhibit 31(b)                      Certification of Chief Financial Officer

               Exhibit 32(a)                      Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                      Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

               Exhibit 101                         The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: November 3, 2017

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: November 3, 2017