Form 10-K
period 2017-12-31
SANDY SPRING BANCORP INC
filed 2018-02-23
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Large accelerated filer  [X]               Accelerated filer   [  ]   Non-accelerated filer  [  ]    Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ]  Yes  [X]  No

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter was approximately $949 million, based on the closing sales price of $40.66 per share of the registrant's Common Stock on that date.

The number of outstanding shares of common stock outstanding as of February 21, 2018.

Common stock, $1.00 par value – 35,453,721 shares

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2018 (the "Proxy Statement").

* The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC.
Table of Contents
Forward-Looking Statements.......................................................................................................................................	3
PART I.
Item 1. Business.........................................................................................................................................................	4
Item 1A. Risk Factors.................................................................................................................................................	15
Item 1B. Unresolved Staff Comments...........................................................................................................................	23
Item 2. Properties.......................................................................................................................................................	23
Item 3. Legal Proceedings............................................................................................................................................	23
Item 4. Mine Safety Disclosures...................................................................................................................................	23

PART II.
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..	24
Item 6. Selected Financial Data....................................................................................................................................	28
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.......................................	29
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................................................	58
Item 8. Financial Statements and Supplementary Data....................................................................................................	59
Reports of Independent Registered Public Accounting Firm..................................................................................	60
Consolidated Financial Statements....................................................................................................................	62
Notes to the Consolidated Financial Statements..................................................................................................	67
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure......................................	118
Item 9A. Controls and Procedures................................................................................................................................	118
Item 9B. Other Information..........................................................................................................................................	118

PART III.
Item 10. Directors, Executive Officers and Corporate Governance...................................................................................	118
Item 11. Executive Compensation................................................................................................................................	119
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....................	119
Item 13. Certain Relationships and Related Transactions and Director Independence.........................................................	119
Item 14. Principal Accounting Fees and Services............................................................................................................	119

PART IV.
Item 15. Exhibits, Financial Statement Schedules...........................................................................................................	119
Item 16. Form 10-K Summary......................................................................................................................................	122
Signatures……………………………………………………………………………………………………………………............	123

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

•      acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, any business combinations;

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

PART I

Item 1.  BUSINESS

General

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. Sandy Spring Bank traces its origin to 1868, making it among the oldest banking institutions in the region. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 42 community offices and 6 financial centers located in Central Maryland, Northern Virginia, and Washington D. C as of December 31, 2017. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area with $5.4 billion in assets at December 31, 2017.  Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank offers a comprehensive menu of insurance and investment management services.

On January 1, 2018, the Company completed its acquisition of WashingtonFirst Bankshares, Inc. (“WashingtonFirst”), the parent company for WashingtonFirst Bank, in a transaction valued at approximately $452 million. WashingtonFirst was headquartered in Reston, Virginia, and had 19 community banking offices and more than $2.1 billion in assets as of December 31, 2017.

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

The local economy that the Company operates in continues to improve and indications are that the regional economy will continue to strengthen and expand.  Consumer confidence continued to improve throughout 2017.  While the economic improvement has resulted in many positive economic trends such as lower unemployment, increased housing starts and strong housing prices, these have been offset by other concerns such as the lack of wage growth, low inflation levels and the strength of the dollar, that in concert, have acted to suppress the pace of economic expansion.  Volatility in global economic markets and various episodes of geo-political unrest continue to cause a degree of uncertainty in the financial markets.  Additionally, the potential for additional interest rate increases in the future has tempered confidence among individual consumers and small and mid-sized businesses.   Management is encouraged by the overall strength of the current economic environment and the prospects for continued growth of the Company.

Loan Products

The Company currently offers a complete menu of loan products primarily in the Company’s identified market footprint that are discussed in detail below and on the following pages.  These following sections should be read in conjunction with the section “Credit Risk” on page 47 of this report.

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

Commercial Loans

Included in this category are commercial real estate loans, commercial construction loans and other commercial loans. Over the years, the Company’s commercial loan clients have come to represent a diverse cross-section of small to mid-size local businesses within the Company’s market footprint, whose owners and employees are often established Bank customers. Such banking relationships are a natural business for the Company, with its long-standing community roots and extensive experience in serving and lending to this market segment.

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

Included in commercial loans are credits directly originated by the Company and, to a lesser extent, syndicated transactions or loan participations that are originated by other lenders. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender.  Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2017, the Company had no SNC purchases outstanding and $26.9 million in SNC sold outstanding. During 2017, the Company’s primary regulator completed its annual SNC examination. As a result of this review no action was required on the Company’s SNC participations.

The Company sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. The Company also purchases whole loans and loan participations as part of its asset/liability management strategy. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2017, other financial institutions had $26.9 million in outstanding commercial and commercial real estate loan participations sold by the Company, excluding SNC participations. In addition, the Company had $33.1 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC participations.

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

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The overall average duration of 3.7 years of the investment portfolio together with the types of investments (97% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve, and to a lesser extent, bank lines of credit.

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

Employees

The Company and its subsidiaries employed 754 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2017. None of the Company's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

Sandy Spring Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates currently range from 1.5 to 40 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment.  Deposit insurance assessments are based on total assets less tangible equity.   The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Management cannot predict what insurance assessment rates will be in the future.

Regulatory Capital Requirements

The Federal Reserve establishes capital and leverage requirements for the Company and the Bank. Specifically, the Company and the Bank are subject to the following minimum capital requirements: (1) a common equity Tier 1 risk-based capital ratio of 4.5%; (2) a Tier 1 risk-based capital ratio of 6% ; (3) a total risk-based capital ratio of 8% ; and (4) a leverage ratio of 4%.

Common Equity Tier 1 capital consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that previously qualified in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements. The capital conservation buffer requirement began to phase in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  This buffer must consist solely of Tier 1 Common Equity and the buffer applies to all three measurements: Common Equity Tier 1, Tier 1 capital and total capital.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley, its implementing regulations and related Nasdaq Stock Market rules have established membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services the auditors may provide to the Company), imposed additional financial statement certification responsibilities for the Company’s chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required the Company’s auditors to issue a report on its internal control over financial reporting.

Regulatory Restructuring Legislation

The Dodd-Frank Act, enacted in 2010, implements significant changes to the regulation of depository institutions.  The Dodd-Frank Act created the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions of $10 billion or fewer in assets continue to be examined for compliance with such laws and regulations by, and to be subject to the primary enforcement authority of, their primary federal regulator.  In addition, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve to regulate pricing of certain debit card interchange fees, and contains a number of reforms related to mortgage originations.

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

Executive Officers

The following listing sets forth the name, age (as of February 23, 2018), principal position and recent business experience of each executive officer:

R. Louis Caceres, 55, Executive Vice President of the Bank. Mr. Caceres was made Executive Vice President of the Bank in 2002.  Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Ronald E. Kuykendall, 65, became Executive Vice President, General Counsel and Secretary of the Company and the Bank in 2002.  Prior to that, Mr. Kuykendall was General Counsel and Secretary of the Company and Senior Vice President of the Bank.

Philip J. Mantua, CPA, 59, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004.  Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Ronda M. McDowell, 53, became an Executive Vice President and Chief Credit Officer of the Bank in 2013. Prior to that, Ms. McDowell served as a Senior Vice President, Loan Administration and Retail Senior Credit Officer of the Bank.

Joseph J. O'Brien, Jr., 54, became Executive Vice President for Commercial and Retail Banking on January 1, 2011.  Mr. O’Brien joined the Bank in July 2007 as Executive Vice President for Commercial Banking.

John D. Sadowski, 54, became Executive Vice President and Chief Information Officer of the Bank on February 1, 2011. Prior to that, Mr. Sadowski served as a Senior Vice President of the Bank.

Daniel J. Schrider, 53, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009.  Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

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

The Company’s business activities and earnings are affected by general business conditions in the United States and in the Company’s local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in the Company’s market area in particular.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits.  A return to elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

The geographic concentration of the Company’s operations makes the Company susceptible to downturns in local economic conditions.

The Company’s commercial and commercial real estate lending operations are concentrated in central Maryland, Northern Virginia and Washington D.C. The Company’s success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could limit growth in loans and deposits, impair the Company’s ability to collect amounts due on loans, increase problem loans and charge-offs and otherwise negatively affect performance and financial condition. Declines in real estate values could cause some of the Company’s residential and commercial real estate loans to be inadequately collateralized, which would expose the Company to a greater risk of loss in the event that the recovery on amounts due on defaulted loans is resolved by selling the real estate collateral.

The Company’s allowance for loan losses may not be adequate to cover its actual loan losses, which could adversely affect the Company’s financial condition and results of operations.

An allowance for loan losses is maintained in an amount that is believed to be adequate to provide for probable losses inherent in the portfolio. The Company has an aggressive program to monitor credit quality and to identify loans that may become non-performing; however, at any time there could be loans included in the portfolio that may result in losses, but that have not been identified as non-performing or potential problem credits. There can be no assurance that the ability exists to identify all deteriorating credits prior to them becoming non-performing assets, or that the Company will have the ability to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, or as a result of assumptions by management in determining the allowance. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the adequacy of Company’s allowance for loan losses. These regulatory agencies may require an increase in the provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for loan losses could have a negative effect on the financial condition and results of operations of the Company.

If non-performing assets increase, earnings will be adversely impacted.

At December 31, 2017, non-performing assets, which are comprised of non-accrual loans, 90 days past due loans and other real estate owned, totaled $31.6 million, or 0.58%, of total assets, compared to non-performing assets of $33.8 million, or 0.66% of total assets at December 31, 2016. Non-performing assets adversely affect net income in various ways. Interest income is not recorded on non-accrual loans or other real estate owned. The Company must record a reserve for probable losses on loans, which is established through a current period charge to the provision for loan losses, and from time to time must write-down the value of properties in the Company’s other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if the estimate for the recorded allowance for loan losses proves to be incorrect and the allowance is inadequate, the allowance will have to be increased and, as a result, Company earnings would be adversely affected.  A downturn in the Company’s market areas could increase credit risk associated with the loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans.  There can be no assurance that non-performing loans will not increase in the future, or that the Company’s non-performing assets will not result in further losses in the future.

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

Changes in market interest rates are affected by many factors beyond the Company’s control, including inflation, unemployment, money supply, international events, and events in world financial markets. The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2017, the Company’s interest rate sensitivity simulation model projected that net interest income would decrease by 2.82% if interest rates immediately rose by 200 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that the Company will be able to successfully manage interest rate risk.

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

At December 31, 2017, goodwill totaled $85.8 million.  The Company has provisionally recognized approximately $264 million in additional goodwill in connection with the acquisition of WashingtonFirst, which was completed on January 1, 2018. Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination.  The estimated fair values of the acquired assets and assumed liabilities may be subject to refinement as additional information relative to closing date fair values becomes available and may result in adjustments to goodwill within the first 12 months following the closing date of the acquisition. The Company expects to finalize the valuation by the end of the first quarter of 2018. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There could be a requirement to evaluate the recoverability of goodwill prior to the normal annual assessment if there is a disruption in the Company’s business, unexpected significant declines in operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would adversely affect the results of operations. A goodwill impairment charge does not adversely affect regulatory capital ratios or tangible capital. Based on an analysis, it was determined that the fair value of the Company’s reporting units exceeded the carrying value of their assets and liabilities and, therefore, goodwill was not considered impaired at December 31, 2017.

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

The market price for the Company’s common stock has fluctuated, ranging between $37.15 and $45.17 per share during the 12 months ended December 31, 2017. The overall market and the price of the Company’s common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:

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

Combining acquired businesses may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of acquisitions may not be realized.

The success of the Company’s mergers and acquisitions, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the acquired business in a manner that permits growth opportunities and does not materially disrupt existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, employees and other constituents or to achieve the anticipated benefits and cost savings of the transaction. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of a transaction may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company to lose customers or cause customers to remove their accounts from the Company and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of a transaction. It is possible that the potential cost savings could turn out to be more difficult to achieve than anticipated. The cost savings estimates also depend on the ability to combine the businesses in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or there is an inability to combine successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

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

The ability to pay dividends to shareholders largely depends on Sandy Spring Bancorp’s receipt of dividends from Sandy Spring Bank. The amount of dividends that Sandy Spring Bank may pay to Sandy Spring Bancorp is limited by federal laws and regulations. The ability of Sandy Spring Bank to pay dividends is also subject to its profitability, financial condition and cash flow requirements.  There is no assurance that Sandy Spring Bank will be able to pay dividends to Sandy Spring Bancorp in the future.  The Company may limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other uses.

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

Changes in tax laws may negatively impact the Company’s financial performance.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, contain a number of provisions that could have an impact on the banking industry, borrowers and the market for single family residential and multifamily residential real estate. Among the changes are: lower limits on the deductibility of mortgage interest on single family residential mortgages; limitations on deductibility of business interest expense; and limitations on the deductibility of property taxes and state and local income taxes. Such changes may have an adverse effect on the market for and valuation of single family residential properties and multifamily residential properties, and on the demand for such loans in the future. If home ownership or multifamily residential property ownership become less attractive, demand for mortgage loans would decrease. The value of the properties securing loans in the Company’s portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in the Company’s provision for loan losses, which would reduce its profitability and could materially adversely affect its business, financial condition and results of operations. Additionally, certain borrowers could become less able to service their debts as a result of higher tax obligations. These changes could adversely affect the Company’s business, financial condition and results of operations.

Changes in accounting standards or interpretation of new or existing standards may affect how the Company reports its financial condition and results of operations.

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change accounting regulations and reporting standards that govern the preparation of the Company’s financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be difficult to predict and can materially impact how to record and report the Company’s financial condition and results of operations. In some cases, there could be a requirement to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements.

New capital rules that became effective in 2015 and 2016 generally require insured depository institutions and their holding companies to hold more capital.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to the Company. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to Sandy Spring Bank. Under these rules, the Company’s minimum capital requirements are (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% and (iii) a total capital ratio of 8%. The Company’s leverage ratio requirement remains at the 4% level previously required. Beginning in 2016, a capital conservation buffer began to phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Company faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act") and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If the Company’s policies, procedures and systems are deemed to be deficient or the policies, procedures and systems of the financial institutions that the Company may acquire in the future are deficient, the Company would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans, which would negatively impact the Company’s business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

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

Failure to keep up with technological change in the financial services industry could have a material adverse effect on the Company’s competitive position or profitability.

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

The Company’s risk management framework may not be effective in mitigating risks and/or losses to the Company.

The Company’s risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which the Company is subject, including, among others, credit, market, liquidity, interest rate and compliance. The Company’s framework also includes financial or other modeling methodologies that involve management assumptions and judgment. The Company’s risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to the Company. If the Company’s risk management framework is not effective, the Company could suffer unexpected losses and the Company’s business, financial condition, or results of operations could be materially and adversely affected. The Company may also be subject to potentially adverse regulatory consequences.

The Company’s information systems may experience an interruption or security breach.

The Company relies heavily on communications and information systems to conduct its business. The Company, its customers, and other financial institutions with which the Company interacts, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems, misappropriation of funds, and theft of proprietary Company or customer data. While the Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of the Company’s information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of the Company’s information systems could damage its reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability.

Security breaches and other disruptions could compromise the Company’s information and expose the Company to liability, which would cause its business and reputation to suffer.

In the ordinary course of the Company’s business, the Company collects and stores sensitive data, including intellectual property, its proprietary business information and that of the Company’s customers, suppliers and business partners, and personally identifiable information of its customers and employees, in the Company’s data centers and on its networks. The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy. Despite the Company’s security measures, the Company’s information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise the Company’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt the Company’s operations and the services it provides to customers, damage its reputation, and cause a loss of confidence in its products and services, which could adversely affect the Company’s business, revenues and competitive position.

The reliance of the Company on third party vendors could expose it to additional cyber risk and liability.

The operation of the Company’s business involves outsourcing of certain business functions and reliance on third-party providers, which may result in transmission and maintenance of personal, confidential, and proprietary information to and by such vendors.  Although the Company requires third-party providers to maintain certain levels of information security, such providers remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information possessed by the Company.  Although the Company contracts to limit its liability in connection with attacks against third-party providers, the Company remains exposed to risk of loss associated with such vendors.

The Company outsources certain aspects of its data processing to certain third-party providers which may expose it to additional risk.

The Company outsources certain key aspects of the Company’s data processing to certain third-party providers. While the Company has selected these third-party providers carefully, it cannot control their actions. If the Company’s third-party providers encounter difficulties, including those which result from their failure to provide services for any reason or their poor performance of services, or if the Company has difficulty in communicating with them, its ability to adequately process and account for customer transactions could be affected, and the Company’s business operations could be adversely impacted. Replacing these third-party providers could also entail significant delay and expense.

The Company’s third-party providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. Threats to information security also exist in the processing of customer information through various other third-party providers and their personnel. The Company may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of the Company’s third-party providers or the activities of the Company’s customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Company to claims, regulatory scrutiny, litigation and other possible liabilities.

The Company is dependent on its information technology and telecommunications systems third-party servicers and systems failures, interruptions or breaches of security could have an adverse effect on its financial condition and results of operations.

The Company’s business is highly dependent on the successful and uninterrupted functioning of its information technology and telecommunications systems third-party servicers. The Company outsources many of its major systems, such as data processing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt the Company’s operations. Because the Company’s information technology and telecommunications systems interface with and depend on third-party systems, it could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of the Company’s ability to provide customer service, compromise its ability to operate effectively, damage the Company’s reputation, result in a loss of customer business and/or subject the Company to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

In addition, the Company provides its customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. The Company’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. The Company may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Further, the Company outsources some of the data processing functions used for remote banking, and accordingly it is dependent on the expertise and performance of its third-party providers. To the extent that the Company’s activities, the activities of its customers, or the activities of the Company’s third-party service providers involve the storage and transmission of confidential information, security breaches and viruses could expose the Company to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect its reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject the Company to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage.

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2017, Sandy Spring Bank owned 12 of its 42 full-service community banking centers and leased the remaining banking centers. See Note 6–Premises and Equipment to the Notes to the Consolidated Financial Statements for additional information.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”.  At February 23, 2018 there were approximately 2,300 holders of record of the Company’s common stock.

Transfer Agent and Registrar

Computershare Shareholder Services, P.O. Box 30170, College Station, TX 77842-3170

Dividends

The dividend amount is established by the board of directors each quarter. In making its decision on dividends, the board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  Shareholders received quarterly cash common dividends totaling $25.1 million in 2017, $23.7 million in 2016, $22.4 million in 2015, $19.2 million in 2014 and $16.1 million in 2013. Dividends have increased from 2012 through 2017 due to the Company’s improved operating results.

Share Transactions with Employees

Shares issued under the employee stock purchase plan, which was authorized on July 1, 2011, totaled 17,578 in 2017 and 23,779 in 2016, while issuances pursuant to exercises of stock options and grants of restricted stock were 77,631 and 93,535 in the respective years.  Shares issued under the director stock purchase plan in 2017 and 2016 were not significant.

Quarterly Stock Information

The following table provides stock price activity and dividend payment information for the periods indicated:

	2017			2016
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	$38.25	$44.37	$0.26	$24.36	$27.43	$0.24
2nd	$38.15	$45.17	0.26	$26.03	$29.47	0.24
3rd	$36.88	$41.44	0.26	$27.74	$31.28	0.24
4th	$38.23	$42.85	0.26	$29.51	$40.64	0.26
Total			$1.04			$0.98

Issuer Purchases of Equity Securities

The Company’s 2015 stock repurchase program expired on August 31, 2017.  Under the recently expired repurchase program a total of 736,139 shares of common stock were repurchased.

Shares repurchased pursuant to the stock repurchase program during the fourth quarter of 2017 were as follows:

			Total number of Shares	Maximum Number that
			Purchased as part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
October 1, 2017 through
October 31, 2017	-	N/A	-	-
November 1, 2017 through
November 30, 2017	-	N/A	-	-
December 1, 2017 through
December 31, 2017	-	N/A	-	-

Total Return Comparison

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $2 billion to $7 billion.  The cumulative total return on the stock or the index equals the total increase in value since December 31, 2012, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2012, in the common stock and the securities included in the indexes.

The Peer Group Index includes twenty publicly traded bank holding companies, other than the Company, headquartered in the Mid-Atlantic region and with assets of $2 billion to $7 billion.  The companies included in this index are:  Access National Corporation (VA); Bancorp, Inc. (DE); Bryn Mawr Bank Corporation (PA); Burke & Herbert Bank & Trust Company (VA); Carter Bank & Trust (VA); City Holding Company (WV); CNB Financial Corporation (PA); ConnectOne Bancorp, Inc. (NJ); Farmers National Banc Corp. (OH); First Bancorp (NC);  First Community Bancshares, Inc. (VA); HomeTrust Bancshares, Inc. (NC); Lakeland Bancorp, Inc. (NJ); Live Oak Bancshares, Inc. (NC); Old Line Bancshares (MD); Peapack-Gladstone Financial Corporation (NJ); Peoples Bancorp Inc. (OH); Peoples Financial Services Corp. (PA); Republic First Bancorp (PA); Revere Bank (MD); Southern BancShares, Inc. (NC); Southern National Bancorp of Virginia, Inc. (VA); Summit Financial Group, Inc. (WV); Sun Bancorp, Inc. (NJ); TriState Capital Holdings, Inc. (PA); United Community Financial Corp. (OH); Univest Corporation of Pennsylvania (PA).  Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown.

Equity Compensation Plans

The following table presents the number of shares available for issuance under the Company’s equity compensation plans at December 31, 2017.

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)
Equity compensation plans	87,300	$26.22	1,340,359
approved by security holders
Equity compensation plans not	-	-	-
approved by security holders
Total	87,300	$26.22	1,340,359

Item 6. SELECTED FINANCIAL DATA
Consolidated Summary of Financial Results
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Results of Operations:
Tax-equivalent interest income	$202,258	$177,267	$164,790	$153,558	$154,639
Interest expense	26,031	21,004	20,113	18,818	19,433
Tax-equivalent net interest income	176,227	156,236	144,677	134,740	135,206
Tax-equivalent adjustment	7,459	6,711	6,478	5,192	5,292
Provision (credit) for loan losses	2,977	5,546	5,371	(163)	(1,084)
Net interest income after provision (credit) for loan losses	165,791	144,006	132,828	129,711	130,998
Non-interest income	51,243	51,042	49,901	46,871	47,511
Non-interest expenses	129,099	123,058	115,347	120,800	111,524
Income before taxes	87,935	71,990	67,382	55,782	66,985
Income tax expense	34,726	23,740	22,027	17,582	22,563
Net income	53,209	48,250	45,355	38,200	44,422

Per Share Data:
Net income - basic per share	$2.20	$2.00	$1.84	$1.53	$1.78
Net income - diluted per share	2.20	2.00	1.84	1.52	1.77
Dividends declared per common share	1.04	0.98	0.90	0.76	0.64
Book value per common share	23.50	22.32	21.58	20.83	19.98
Dividends declared to diluted net income per common share	47.27%	49.00%	48.91%	50.00%	36.16%

Period End Balances:
Assets	$5,446,675	$5,091,383	$4,655,380	$4,397,132	$4,106,100
Investment securities	775,025	779,648	841,650	933,619	1,016,609
Loans	4,314,248	3,927,808	3,495,370	3,127,392	2,784,266
Deposits	3,963,662	3,577,544	3,263,730	3,066,509	2,877,225
Borrowings	885,192	945,119	829,145	764,432	703,842
Stockholders’ equity	563,816	533,572	524,427	521,751	499,363

Average Balances:
Assets	$5,239,920	$4,743,375	$4,486,453	$4,194,206	$4,007,411
Investment securities	813,601	740,519	883,143	977,730	1,063,247
Loans	4,097,988	3,677,662	3,276,610	2,917,514	2,642,872
Deposits	3,849,186	3,460,804	3,184,359	2,986,213	2,889,875
Borrowings	798,733	717,542	735,474	662,111	595,842
Stockholders’ equity	550,926	527,524	519,671	514,207	487,836

Performance Ratios:
Return on average assets	1.02%	1.02%	1.01%	0.91%	1.11%
Return on average common equity	9.66	9.15	8.73	7.43	9.11
Yield on average interest-earning assets	4.08	3.96	3.91	3.93	4.15
Rate on average interest-bearing liabilities	0.77	0.68	0.70	0.69	0.74
Net interest spread	3.31	3.28	3.21	3.24	3.41
Net interest margin	3.55	3.49	3.44	3.45	3.63
Efficiency ratio – GAAP (1)	58.68	61.35	61.32	68.47	62.86
Efficiency ratio – Non-GAAP (1)	54.59	58.66	61.09	62.48	60.06

Capital Ratios:
Tier 1 leverage	9.24%	10.14%	10.60%	11.26%	11.32%
Common equity tier 1 capital to risk-weighted assets	10.84	11.01	12.17	n.a	n.a
Tier 1 capital to risk-weighted assets	10.84	11.74	13.13	13.95	14.42
Total regulatory capital to risk-weighted assets	11.85	12.80	14.25	15.06	15.65
Tangible common equity to tangible assets - Non-GAAP (2)	9.04	9.07	9.66	10.15	10.37
Average equity to average assets	10.51	11.12	11.58	12.26	12.17

Credit Quality Ratios:
Allowance for loan losses to loans	1.05%	1.12%	1.17%	1.21%	1.39%
Non-performing loans to total loans	0.68	0.81	0.99	1.09	1.44
Non-performing assets to total assets	0.58	0.66	0.80	0.85	1.01
Net charge-offs to average loans	0.04	0.06	0.07	0.03	0.12

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2017 totaled  $53.2 million ($2.20 per diluted share), compared to net income of $48.3 million ($2.00 per diluted share) for the prior year. These results reflect the following events:

•        Net income for 2017 included $5.6 million of additional tax expense and $2.6 million of post-tax expenses associated with the acquisition of WashingtonFirst Bankshares, resulting in a reduction of earnings per share of approximately $0.34 cents per share for 2017.

•        Total loans at December 31, 2017 increased 10% compared to the balance at December 31, 2016 due primarily to an 11% increase in commercial loans. Overall the entire portfolio grew $386 million during the year.

•        The net interest margin increased to 3.55% in 2017 compared to 3.49% in 2016.

•        Combined noninterest-bearing and interest-bearing transaction account balances increased 10% to $1.9 billion at December 31, 2017 as compared to $1.8 billion at December 31, 2016.

•        The provision for loan losses was $3.0 million for 2017 compared to $5.5 million for 2016.  The provision for 2017 compared to 2016 decreased due to the effect of the improvement in loan quality and a reduction in non-performing loans which offset the impact of loan growth during 2017.

•        Non-interest income increased 4% for 2017 compared to 2016 exclusive of investment securities gains and gains from the prior year’s debt extinguishment.  The increase was driven by increases in income from wealth management, insurance agency commissions and deposit service charges.

•        Non-interest expenses increased 5% for 2017 compared to the prior year. The current year’s expenses included $4.3 million in merger expenses.  Excluding penalties due to the prepayment of FHLB advances in 2017 and 2016 in addition to the merger expense, non-interest expense increased 3% due to increased compensation cost and FDIC insurance.

In 2017, the Mid-Atlantic region in which the Company operates continued to experience continued improved regional economic performance. The national economy improved as well throughout the year.  Consumer confidence has been bolstered by certain positive economic trends such as lower unemployment, increased housing metrics and solid performance in the financial markets.   These positive trends have been tempered by international economic concerns together with concerns over a lack of wage growth and the rise in interest rates. These factors can act to constrain economic activity on the part of both large and small businesses. Despite this challenging business environment, the Company has experienced healthy loan growth while maintaining strong levels of liquidity, capital and credit quality.

The net interest margin increased to 3.55% in 2017 compared to 3.49% for 2016. Average loans increased 11%, compared to the prior year, while average total deposits increased 11% compared to 2016.  Liquidity continues to remain strong due to borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.  At December 31, 2017, the Bank remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 6% to $20.18 from $18.98 at December 31, 2016.  The Company’s credit quality remained strong as non-performing assets totaled $31.6 million at December 31, 2017 compared to $33.8 million at December 31, 2016 due to a decrease in non-performing commercial loans. Non-performing assets represented 0.58% of total assets at December 31, 2017 compared to 0.66% at December 31, 2016.  The ratio of net charge-offs to average loans was 0.04% for 2017, compared to 0.06% for the prior year.

Total assets at December 31, 2017 increased 7% compared to December 31, 2016. Loan balances increased 10% compared to the prior year end due to increases of 11% in residential mortgage and construction loans and 11% in commercial loans. The growth in commercial loans was driven by double digit increases in owner-occupied real estate and investor real estate loans while the increase in mortgage loans was due primarily to growth in residential construction loans.  Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 10% compared to balances at December 31, 2016. The increase in customer funding sources was driven by increases of 18% in certificates of deposit, 11% in money market savings and 10% in checking accounts. The Company utilizes low cost FHLB borrowings to assist in the management of the net interest margin. The effect on the net interest margin partially mitigates the increased rates offered on certificates of deposit and money market accounts to retain these deposit relationships in the expectation of higher interest rates.  During the same period, stockholders’ equity increased to $563 million due to net income in 2017, which effect was somewhat offset by dividends paid to stockholders during 2017.

Net interest income increased 13% compared to the prior year due to the effects of an 11% growth in average interest-earning assets with an increase of 12 basis points in the yield while the rate on interest-bearing liabilities which grew 10% from the prior year increased 9 basis points over the same period.

Non-interest income, exclusive of investment securities gains of $1.3 million in 2017 and $1.9 million in 2016, as well as the $1.2 million gain in the prior year’s from debt extinguishment, increased 4% for 2017 compared to 2016.  This was due to increases in income from wealth management, insurance agency commissions and deposit service charges during 2017 as compared to 2016.

Non-interest expenses increased 5% to $129.1 million for the year ended December 31, 2017, compared to $123.1 million for the prior year. A primary driver of expenses in 2017 was $4.3 million in merger expenses related to the WashingtonFirst acquisition.  This expense was partially offset by the decrease in prepayment penalties of $1.9 million for the early payoff of high-rate FHLB advances as compared to the year ended December 31, 2016.  Excluding the impact of the FHLB prepayment penalties from the current and prior year’s results and the exclusion of merger expenses for 2017, non-interest expense increased 3%.

The tax rate reduction associated with the recently enacted tax reform legislation caused a revaluation of net deferred tax assets and resulted in $5.6 million of additional income tax expense in the fourth quarter of 2017.  This additional income tax expense and merger expenses, net of tax, resulted in a reduction of earnings per share of approximately $0.34 per share for 2017. Pre-tax, pre-provision income, which adjusts for these items, increased 23% from full-year 2016 to full-year 2017 to a record $95.2 million.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments.  Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value.  A decline in the value of assets required to be recorded at fair value will warrant an impairment write-down or valuation allowance to be established.  Carrying assets and liabilities at fair value inherently results in greater financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.  Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results:

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

Management believes that the allowance for loan losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses in the lending portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions or reductions to the allowance may be necessary based on changes in the composition of loans in the portfolio and changes in the financial condition of borrowers as a result of changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company periodically review the loan portfolio and the allowance.  Such reviews may result in additional provisions based on their judgments of information available at the time of each examination.

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

General allowances are based upon historical loss experience by portfolio segment measured over the prior eight quarters and weighted equally.  The historical loss experience is supplemented by the inclusion of quantitative risk factors to address various risk characteristics of the Company’s loan portfolio including:

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

The general allowance comprised 91% of the total allowance at December 31, 2017 and 89% at December 31, 2016. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses.

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

The specific allowance accounted for 9% of the total allowance at December 31, 2017 and 11% at December 31, 2016.  The estimated losses on impaired loans can differ substantially from actual losses.

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

Under current accounting guidance, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it appears that the carrying value exceeds the fair value based on the qualitative assessment,  the first step of the two-step process must be performed. The Company has elected this accounting guidance with respect to its Community Banking, Investment Management and Insurance segments. At December 31, 2017 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
		2017			2016			2015
			Annualized			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$873,278	$30,648	3.51%	$826,089	$28,331	3.43%	$748,584	$25,251	3.37%
Residential construction loans	167,664	6,292	3.75	143,378	5,169	3.61	134,486	4,970	3.70
Total mortgage loans	1,040,942	36,940	3.55	969,467	33,500	3.46	883,070	30,221	3.42
Commercial AD&C loans	298,563	14,844	4.97	283,018	13,199	4.66	225,022	10,299	4.58
Commercial investor real estate loans	1,040,871	46,558	4.47	812,896	37,110	4.57	684,218	32,073	4.69
Commercial owner occupied real estate loans	800,879	38,759	4.84	707,830	33,837	4.78	641,798	31,508	4.91
Commercial business loans	457,802	20,585	4.50	453,148	19,750	4.36	404,994	17,926	4.43
Leasing	-	-	-	-	-	-	27	1	2.50
Total commercial loans	2,598,115	120,746	4.65	2,256,892	103,896	4.60	1,956,059	91,807	4.69
Consumer loans	458,931	16,934	3.72	451,303	15,596	3.48	437,481	14,624	3.37
Total loans (2)	4,097,988	174,620	4.26	3,677,662	152,992	4.16	3,276,610	136,652	4.17
Loans held for sale	6,855	279	4.06	11,256	387	3.44	13,571	544	4.01
Taxable securities	517,375	14,372	2.78	461,973	11,923	2.58	592,153	15,016	2.54
Tax-exempt securities (3)	296,226	12,550	4.24	278,546	11,747	4.22	290,990	12,479	4.29
Total investment securities	813,601	26,922	3.31	740,519	23,670	3.20	883,143	27,495	3.11
Interest-bearing deposits with banks	37,523	410	1.09	40,940	213	0.52	37,761	98	0.26
Federal funds sold	2,581	27	1.03	876	5	0.50	473	1	0.23
Total interest-earning assets	4,958,548	202,258	4.08	4,471,253	177,267	3.96	4,211,558	164,790	3.91

Less: allowance for loan losses	(44,557)			(42,487)			(38,732)
Cash and due from banks	48,970			47,219			46,719
Premises and equipment, net	53,947			53,386			51,804
Other assets	223,012			214,004			215,104
Total assets	$5,239,920			$4,743,375			$4,486,453

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$616,524	507	0.08%	$581,185	446	0.08%	$532,578	418	0.08%
Regular savings deposits	322,856	216	0.07	300,035	182	0.06	276,873	146	0.05
Money market savings deposits	1,000,965	5,031	0.50	920,125	1,951	0.21	860,399	1,364	0.16
Time deposits	651,610	7,502	1.15	558,355	5,582	1.00	481,368	3,950	0.82
Total interest-bearing deposits	2,591,955	13,256	0.51	2,359,700	8,161	0.35	2,151,218	5,878	0.27
Other borrowings	133,356	337	0.25	120,711	290	0.24	110,899	255	0.23
Advances from FHLB	664,966	12,426	1.87	565,342	11,610	2.05	589,575	13,081	2.22
Subordinated debentures	411	12	2.94	31,489	943	3.00	35,000	899	2.57
Total interest-bearing liabilities	3,390,688	26,031	0.77	3,077,242	21,004	0.68	2,886,692	20,113	0.70

Noninterest-bearing demand deposits	1,257,231			1,101,104			1,033,141
Other liabilities	41,075			37,505			46,949
Stockholders' equity	550,926			527,524			519,671
Total liabilities and stockholders' equity	$5,239,920			$4,743,375			$4,486,453

Net interest income and spread		$176,227	3.31%		$156,263	3.28%		$144,677	3.21%
Less: tax-equivalent adjustment		7,459			6,711			6,478
Net interest income		$168,768			$149,552			$138,199

Interest income/earning assets			4.08%			3.96%			3.91%
Interest expense/earning assets			0.53			0.47			0.47
Net interest margin			3.55%			3.49%			3.44%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2017, 2016 and 2015. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $7.5 million, $6.7 million and $6.5 million in 2017, 2016 and 2015, respectively.
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

2017 vs. 2016

Net interest income for 2017 was $168.8 million compared to $149.6 million for 2016 due to growth in earning assets coupled with the overall increase in the associated yields on those assets. On a tax-equivalent basis, net interest income for 2017 was $176.2 million compared to $156.3 million for 2016. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that increased to 3.55% for 2017 compared to 3.49% for 2016.  Net interest income for 2017 included $1.1 million in interest recoveries on previously charged-off loans.  Exclusive of these recoveries the net interest margin would have been 3.53%.  Average interest-earning assets increased by 11% while average interest-bearing liabilities increased 10% in 2017.  The growth and increased rates earned on the interest-earning assets exceeded the growth and rates paid on interest-bearing liabilities, which resulted in the 13% in net interest income.  Average noninterest-bearing deposits increased 14% in 2017 while the percentage of average noninterest-bearing deposits to total deposits increased to 33% for 2017 compared to 32% for 2016.

2016 vs. 2015

Net interest income for 2016 was $149.6 million compared to $138.2 million for 2015. On a tax-equivalent basis, net interest income for 2016 was $156.3 million compared to $144.7 million for 2015. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that increased to 3.49% for 2016 compared to 3.44% for 2015.  Average interest-earning assets increased by 6% while average interest-bearing liabilities increased 7% in 2016.  Average noninterest-bearing deposits increased 7% in 2016 while the percentage of average noninterest-bearing deposits to total deposits also remained at 32% for 2016 compared to 2015.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2017 vs. 2016			2016 vs. 2015
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$2,317	$1,645	$672	$3,080	$2,628	$452
Residential construction loans	1,123	914	209	199	322	(123)
Commercial AD&C loans	1,645	744	901	2,900	2,716	184
Commercial investor real estate loans	9,448	10,272	(824)	5,037	5,879	(842)
Commercial owner occupied real estate loans	4,922	4,493	429	2,329	3,179	(850)
Commercial business loans	835	203	632	1,824	2,111	(287)
Leasing	-	-	-	(1)	(1)	-
Consumer loans	1,338	271	1,067	972	455	517
Loans held for sale	(108)	(170)	62	(157)	(86)	(71)
Taxable securities	2,449	1,487	962	(3,093)	(3,328)	235
Tax-exempt securities	803	747	56	(732)	(530)	(202)
Interest-bearing deposits with banks	197	(19)	216	115	9	106
Federal funds sold	22	13	9	4	2	2
Total interest income	24,991	20,600	4,391	12,477	13,356	(879)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	61	61	-	28	28	-
Regular savings deposits	34	11	23	36	10	26
Money market savings deposits	3,080	184	2,896	587	107	480
Time deposits	1,920	1,012	908	1,632	688	944
Other borrowings	47	34	13	35	23	12
Advances from FHLB	816	1,903	(1,087)	(1,471)	(514)	(957)
Subordinated debentures	(931)	(906)	(25)	44	(97)	141
Total interest expense	5,027	2,299	2,728	891	245	646
Net interest income	$19,964	$18,301	$1,663	$11,586	$13,111	$(1,525)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

2017 vs. 2016

The Company's total tax-equivalent interest income increased 14% for 2017 compared to the prior year as average loans and investments and their associated yields increased during the year. In 2017, the average balance of the loan portfolio increased 11% and average investments increased 10% compared to the prior year.

The growth in the loan portfolio was primarily in the commercial investor real estate and owner occupied portfolios. These increases were driven by organic loan growth as the regional economy continued to improve. The yield on average loans increased by 10 basis points compared to the prior year due to higher yields on the entire loan portfolio, as the commercial portfolio increased 5 basis points compared to the prior year. The yield on the portfolio benefited from the impact of multiple rate increases by the Federal Reserve during the year.  Exclusive of the $1.1 million in interest recoveries recognized during 2017, the yield on the average loan portfolio would have increased 8 basis points.

The average yield on total investment securities increased 11 basis points while the average balance of the portfolio increased 10% in 2017 compared to 2016. The increase in the yield on investments was driven primarily by the acquisition of higher yielding state and municipal securities during the year with excess available funding. As a result, the average balance of the higher yielding state and municipal portfolio increased during the year as a percentage of the overall portfolio while the proportion of lower yielding securities had decreased due to sales and normal amortization of mortgage-backed securities in 2016.

2016 vs. 2015

The Company's total tax-equivalent interest income increased 8% for 2016 compared to the prior year. The previous table shows that the increase in average loans more than offset the decrease in earning asset yields with respect to the loan portfolio.

In 2016, the average balance of the loan portfolio increased 12% compared to the prior year. This increase was driven by organic loan growth as the regional economy improved. Growth occurred primarily in the commercial investor real estate and residential mortgage portfolios. The yield on average loans decreased by 1 basis point compared to the prior year due to lower yields on commercial loans.

The average yield on total investment securities increased 9 basis points while the average balance of the portfolio decreased 16% in 2016 compared to 2015. The increase in the yield on investments was due primarily to a decline in the relative size of the lower-yielding mortgage-backed securities portfolio due in large part to the sale of $40 million of such securities to fund the prepayment of FHLB advances in the 2016. The average balance of the higher-yielding state and municipal portfolio reflected a decline due to calls during 2016. This decline resulted in an increase to the relative size of this portfolio as a percentage of the overall portfolio.

Interest Expense

2017 vs. 2016

Interest expense increased by $5.0 million or 25% in 2017 compared to 2016. The increase in interest expense was driven by the increased cost of interest-bearing deposits due to higher rates paid on money market savings deposits and the rates offered on certificates of deposit together combined with 10% growth in the average balances.  The increases in average deposits were mainly comprised of $191 million or 11% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $93 million or 17% in certificates of deposit as the Company offered higher rates on certificates of deposit to fund loan growth.  Additionally, average balances of money market accounts increased $81 million or 9% and average balances of regular savings accounts increased $23 million or 8%  in 2017 compared to 2016.  Average balances of Federal Home Loan Bank advances increased 18% and the average rates paid decreased 18 basis points in 2017 compared to 2016 due to the redemption of high-rate advances during 2017 and 2016, which had a beneficial impact on the cost of funds as the average rate decreased 18 basis points.

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

Interest Rate Performance

2017 vs. 2016

The Company’s net interest margin increased to 3.55% for 2017 compared to 3.49% for 2016 while the net interest spread increased to 3.31% in 2017 compared to 3.28% in 2016.  This increase is the result of interest-earning asset growth at increased yields which exceeded the increased rate paid on interest-bearing liabilities that grew at a lower pace.

2016 vs. 2015

The Company’s net interest margin increased to 3.49% for 2016 compared to 3.44% for 2015 while the net interest spread increased to 3.28% in 2016 compared to 3.21% in 2015. This increase was driven by an increase in the yield on interest-earning assets as a result of loan growth and the migration of assets from lower-yielding investment securities into higher-yielding loans.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

					2017/2016	2017/2016	2016/2015	2016/2015
(Dollars in thousands)		2017	2016	2015	$ Change	% Change	$ Change	% Change
	Securities gains	$1,273	$1,932	$36	$(659)	(34.1)%	$1,896	N/M	%
	Service charges on deposit accounts	8,298	7,953	7,607	345	4.3	346	4.5
	Mortgage banking activities	2,734	4,049	3,114	(1,315)	(32.5)	935	30.0
Service charges on deposit accounts	Wealth management income	19,146	17,805	19,931	1,341	7.5	(2,126)	(10.7)
Mortgage banking activities	Insurance agency commissions	6,231	5,408	5,176	823	15.2	232	4.5
	Income from bank owned life insurance	2,403	2,462	2,571	(59)	(2.4)	(109)	(4.2)
	Visa check fees	4,827	4,674	4,652	153	3.3	22	0.5
	Letter of credit fees	847	888	790	(41)	(4.6)	98	12.4
	Extension fees	568	559	503	9	1.6	56	11.1
	Other income	4,916	5,312	5,521	(396)	(7.5)	(209)	(3.8)
	Total non-interest income	$51,243	$51,042	$49,901	$201	0.4	$1,141	2.3

2017 vs. 2016

Total non-interest income was $51.2 million for 2017 compared to $51.0 million for 2016. The year ended December 31, 2017, included gains of $1.3 million on sales of investment securities while the prior year included a $1.2 million gain on the extinguishment of subordinated debentures and $1.9 million in gains on the sales of investment securities.  Excluding these gains, non-interest income increased 4% compared to the prior year primarily due to increases in wealth management income, insurance agency commissions and deposit service charges.  Investment securities gains for the year were applied to offset penalties for prepayments of FHLB advances during the year as part of the strategic management of the interest margin.

Service charges on deposits increased in 2017 compared to 2016 due to increases in commercial analysis fees, ATM and point of service fees.  Income from mortgage banking activities decreased in 2017 compared to 2016 due to lower origination volumes compared to the prior year as a result of higher average interest rates and lower bulk sales activity during the year.  Wealth management income is comprised of income from trust and estate services and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Trust services fees increased 10% compared to the prior year, due to higher recurring fees while assets under trust and estate management increased 14% over the prior year.  Investment management fees in West Financial Services increased 12% for 2017 compared to 2016, due primarily to a 15% increase in assets under management from new client acquisitions and market activity.  Overall total assets under management increased to $2.8 billion at December 31, 2017 compared to $2.4 billion at December 31, 2016.  Insurance agency commissions increased 15% in 2017 compared to 2016 due primarily to higher commercial insurance income.  The current year also contained a full year’s income from the acquisition of an agency that occurred after mid-2016.  Income from bank owned life insurance remained level in 2017 compared to the prior year. The Company invests in bank owned life insurance products in order to manage the cost of employee benefit plans.  Investments totaled $95.7 million at December 31, 2017 and $93.3 million at December 31, 2016 and were well diversified by carrier in accordance with defined policies and practices.  The average tax-equivalent yield on these insurance contract assets was 4.21% for 2017 compared to 4.44% for the prior year.  Other non-interest income decreased 7.5% during the current year compared to the prior year which contained the gain of $1.2 million on the extinguishment of $5 million in subordinated debentures.  The impact of the exclusion of this prior year gain was offset in the current year by increases in various miscellaneous fees and commissions.

2016 vs. 2015

Total non-interest income was $51.0 million for 2016 compared to $49.9 million for 2015. The drivers of non-interest income for 2016 were increases in securities gains and income from mortgage banking activities. Income from mortgage banking activities increased in 2016 compared to 2015 due to higher volumes (including bulk sales) and increased margins on loan sales compared to the prior year.  Wealth management income decreased 11% from the prior year primarily due to the sale of a portion of the portfolio of assets under management in 2016. This resulted in a decrease in fees on sales of investment products and services as compared to the prior year.   However, trust services fees increased 4% compared to the prior year, due to higher one-time fees while assets under management increased 4% over the prior year.  Investment management fees in West Financial Services increased 6% for 2016 compared to 2015, due to a 12% increase in assets under management due to new client acquisitions and market activity.  Overall total assets under management decreased to $2.4 billion at December 31, 2016 compared to $2.8 billion at December 31, 2015.  Insurance agency commissions increased in 2016 compared to 2015 as a result of higher income from commercial lines as a result of a late year agency acquisition and contingency fees that more than offset a reduction from physicians’ liability policies. Service charges on deposits increased in 2016 compared to 2015 due increases in commercial fees and return check charges. Income from bank owned life insurance decreased in 2016 compared to the prior year due to policy proceeds recognized in the prior year. Investment securities gains increased in 2016 compared to the prior year due to the sale of mortgage-backed ARM securities. The proceeds of these transactions were applied to prepay FHLB advances in the first quarter of 2016.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2017/2016	2017/2016	2016/2015	2016/2015
(Dollars in thousands)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$73,132	$71,354	$71,003	$1,778	2.5%	$351	0.5%
Occupancy expense of premises	13,053	12,960	12,809	93	0.7	151	1.2
Equipment expenses	7,015	6,883	6,071	132	1.9	812	13.4
Marketing	3,119	2,851	2,896	268	9.4	(45)	(1.6)
Outside data services	5,486	5,377	5,023	109	2.0	354	7.0
FDIC insurance	3,305	2,741	2,491	564	20.6	250	10.0
Amortization of intangible assets	101	130	372	(29)	(22.3)	(242)	(65.1)
Litigation expenses	-	-	(3,869)	-	N/M	3,869	N/M
Merger expenses	4,252	-	-	4,252	N/M	-	N/M
Professional fees	4,492	4,840	4,819	(348)	(7.2)	21	0.4
Other real estate owned	17	19	76	(2)	(10.5)	(57)	(75.0)
Postage and delivery	1,179	1,155	1,173	24	2.1	(18)	(1.5)
Communications	1,502	1,583	1,587	(81)	(5.1)	(4)	(0.3)
Loss on FHLB redemption	1,275	3,167	-	(1,892)	(59.7)	3,167	N/M
Other expenses	11,171	9,998	10,896	1,173	11.7	(898)	(8.2)
Total non-interest expense	$129,099	$123,058	$115,347	$6,041	4.9	$7,711	6.7

2017 vs. 2016

Non-interest expenses totaled $129.1 million in 2017 compared to $123.1 million in 2016. This increase in expenses was driven by merger expenses and increased compensation costs.

Salaries and employee benefits, the largest component of non-interest expenses, increased in 2017 due principally to higher compensation expenses as a result of merit increases. The average number of full-time equivalent employees was 729 in 2017 compared to 728 for 2016.  Occupancy expenses remained stable in 2017 compared to 2016 as increased rental expense was offset by lower building and grounds maintenance costs during the year.  Equipment expenses increased in 2017 compared to 2016 due to an increase in equipment service costs.  Marketing expense for 2017 increased compared to 2016 as a result of focused marketing initiatives. Outside data services expense increased in 2017 compared to 2016 due to the increased cost of contractual services.  FDIC insurance expense increased in 2017 compared to 2016 due to loan growth during the year.  Merger expenses associated with the acquisition of WashingtonFirst.  Other non-interest expenses increased in 2017 compared to 2016 driven by the impact of asset dispositions related to the closure of two branch locations that occurred in late 2017.  Expenses for postage, communications and other real estate owned expenses remained relatively stable for 2017 compared to the prior year.

2016 vs. 2015

Non-interest expenses totaled $123.1 million in 2017 compared to $115.3 million in 2016. This increase in expenses was the result of prepayment penalties of $3.2 million in 2016 for the early payoff of $75 million of FHLB advances together with the recapture in 2015 of $3.9 million in previously accrued litigation expenses and a $1.0 million charitable contribution to the Sandy Spring Bank Foundation, also in 2015.  Excluding these transactions, non-interest expenses for the year ended December 31, 2016 increased 1% over the prior year.  Salary and benefits expenses increased due higher compensation costs as a result of merit increases. Occupancy expenses increased in 2015 compared to the prior year due to increased rental expenses. Equipment expenses increased due to higher software expense related to new systems implementations. Outside data services increased due to new contract services to prevent bank card fraud.  FDIC insurance expense increased in 2016 compared to 2015 due loan growth during the year. Amortization of intangible assets decreased due to the costs of prior year acquisitions being fully amortized during the year. Litigation expenses decreased due to the settlement of all claims that were the subject of an adverse jury verdict originally rendered in 2014.  Other non-interest expenses increased in 2016 compared to 2015 after excluding the prepayment penalties of $3.2 million for the early payoff of high-rate FHLB advances in 2016 and the charitable contribution accrued in 2015.   Excluding these items, other non-interest expenses decreased due largely to lower EFT losses in 2016 compared to 2015.  Expenses for marketing and other real estate remained essentially unchanged for 2016 compared to the prior year.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio improved for 2017 compared to the prior year as a direct result of the increase in net interest income. The non-GAAP efficiency ratio also improved in 2017 compared to the prior year as a result of the 13% growth in net interest income while non-interest expense increased 5%.

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

GAAP and Non-GAAP Efficiency Ratios

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Pre-tax pre-provision pre-merger expense income:
Net income	$53,209	$48,250	$45,355	$38,200	$44,422
Plus Non-GAAP adjustment:
Litigation expenses	-	-	(3,869)	6,519	-
Merger expenses	4,252	-	-	-	-
Income taxes	34,726	23,740	22,027	17,582	22,563
Provision (credit) for loan losses	2,977	5,546	5,371	(163)	(1,084)
Pre-tax pre-provision pre-merger expense income	$95,164	$77,536	$68,884	$62,138	$65,901

Efficiency ratio - GAAP basis:
Non-interest expenses	$129,099	$123,058	$115,347	$120,800	$111,524

Net interest income plus non-interest income	$220,011	$200,594	$188,100	$176,419	$177,425

Efficiency ratio - GAAP basis	58.68%	61.35%	61.32%	68.47%	62.86%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$129,099	$123,058	$115,347	$120,800	$111,524
Less Non-GAAP adjustment:
Amortization of intangible assets	101	130	372	821	1,845
Loss on FHLB redemption	1,275	3,167	-	-	-
Litigation expenses	-	-	(3,869)	6,519	-
Merger expenses	4,252	-	-	-	-
Non-interest expenses - as adjusted	$123,471	$119,761	$118,844	$113,460	$109,679

Net interest income plus non-interest income	$220,011	$200,594	$188,100	$176,419	$177,425
Plus Non-GAAP adjustment:
Tax-equivalent income	7,459	6,711	6,478	5,192	5,292
Less Non-GAAP adjustments:
Securities gains	1,273	1,932	36	5	115
Gain on redemption of subordinated debentures	-	1,200	-	-	-
Net interest income plus non-interest income - as adjusted	$226,197	$204,173	$194,542	$181,606	$182,602

Efficiency ratio - Non-GAAP basis	54.59%	58.66%	61.09%	62.48%	60.06%

Income Taxes

The Company had income tax expense of $34.7 million in 2017, compared to expense of $23.7 million in 2016 and $22.0 million in 2015. The current year’s results included $5.6 million in additional income tax expense from the revaluation of deferred tax assets as a result of the reduction in the corporate income tax rate under the recently enacted Tax Cuts and Jobs Act.  The resulting effective rates were 39% for 2017, 33% for 2016 and 33% for 2015. Exclusive of the impact of the additional tax expense, the effective tax rate for 2017 would have been 33%.

FINANCIAL CONDITION

The Company's total assets were $5.4 billion at December 31, 2017, increasing $355 million or 7% compared to $5.1 billion at December 31, 2016. Interest-earning assets increased $354 million to $5.2 billion at December 31, 2017 compared to December 31, 2016. The increase in interest-earning assets was primarily due to organic loan growth and to a lesser extent an increase in investment securities during 2017.

Loans

A comparison of loan portfolio for the years indicated is presented in the following table:

	December 31,
	2017		2016		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$921,435	21.4%	$841,692	21.4%	$79,743	9.5%
Residential construction	176,687	4.1	150,229	3.8	26,458	17.6
Commercial real estate:
Commercial owner occupied real estate	857,196	19.9	775,552	19.8	81,644	10.5
Commercial investor real estate	1,112,710	25.8	928,113	23.6	184,597	19.9
Commercial AD&C	292,443	6.8	308,279	7.9	(15,836)	(5.1)
Commercial Business	497,948	11.5	467,286	11.9	30,662	6.6
Consumer	455,829	10.5	456,657	11.6	(828)	(0.2)
Total loans	$4,314,248	100.0%	$3,927,808	100.0%	$386,440	9.8

Total loans, excluding loans held for sale, increased $386 million or 10% at December 31, 2017 compared to December 31, 2016. The commercial loan portfolio increased by 11% to $2.5 billion at December 31, 2017 compared to the prior year end due to double-digit increases in investor real estate loans and owner occupied real estate loans. These increases reflect the improving economy and the Company’s increased emphasis on growth in its commercial portfolio.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, increased 11% at December 31, 2017 compared to December 31, 2016. Permanent residential mortgages, most of which are 1-4 family, increased 10% due to lower bulk sales of mortgage loans. The Company generally retains adjustable rate mortgages in its portfolio. The Company also retains a substantial portion of its fixed rate mortgage originations to low and moderate income borrowers in its portfolio.  The Company elected to sell $40 million and $32 million of these loans during 2017 and 2016, respectively.  Residential construction loans increased 18% at December 31, 2017 compared to the balance at December 31, 2016 due to higher volume of such loans.  The consumer loan portfolio remained level at December 31, 2017 compared to December 31, 2016.

Analysis of Loans

The trends in the composition of the loan  portfolio over the previous five years are presented in following table:

	December 31,
(Dollars in thousands)	2017	%	2016	%	2015	%	2014	%	2013	%
Residential real estate:
Residential mortgage	$921,435	21.4%	$841,692	21.4%	$796,358	22.8%	$717,886	22.9%	$618,381	22.2%
Residential construction	176,687	4.1	150,229	3.8	129,281	3.7	136,741	4.4	129,177	4.7
Commercial real estate:
Commercial owner occupied	857,196	19.9	775,552	19.8	678,027	19.4	611,061	19.5	592,823	21.3
Commercial investor	1,112,710	25.8	928,113	23.6	719,084	20.6	640,193	20.5	552,178	19.8
Commercial AD&C loans	292,443	6.8	308,279	7.9	255,980	7.3	205,124	6.6	160,696	5.8
Commercial business	497,948	11.5	467,286	11.9	465,765	13.3	390,781	12.5	356,651	12.8
Leases	-	-	-	-	-	-	54	-	703	-
Consumer	455,829	10.5	456,657	11.6	450,875	12.9	425,552	13.6	373,657	13.4
Total loans	$4,314,248	100.0%	$3,927,808	100.0%	$3,495,370	100.0%	$3,127,392	100.0%	$2,784,266	100.0%

Loan Maturities and Interest Rate Sensitivity

Loan maturities and interest rate characteristics for specific lending portfolios is presented in the following table:

	At December 31, 2017
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$139,082	$27,174	$10,431	$176,687
Commercial AD&C loans	250,419	30,848	11,176	292,443
Commercial business loans (1)	278,947	161,520	57,481	497,948
Total	$668,448	$219,542	$79,088	$967,078

Rate Terms:
Fixed	$68,677	$144,730	$56,767	$270,174
Variable or adjustable	599,771	74,812	22,321	696,904
Total	$668,448	$219,542	$79,088	$967,078

(1) Loans not secured by real estate

Investment Securities

The investment portfolio, consisting of available-for-sale and other equity securities, decreased 1% to $775 million at December 31, 2017, from $780 million at December 31, 2016.

Composition of Investment Securities

The composition of investment securities for the periods indicated is presented in the following table:

	December 31,
(Dollars in thousands)	2017	%	2016	%	2015	%
Available-for-Sale: (1)
U.S. government agencies	$106,568	13.8%	$121,790	15.6%	$108,400	12.9%
State and municipal	312,253	40.3	287,684	36.9	164,707	19.6
Mortgage-backed (2)	300,040	38.7	312,711	40.1	316,696	37.6
Corporate debt	9,432	1.2	9,134	1.2	-	-
Trust preferred	1,002	0.1	1,012	0.1	1,023	0.1
Marketable equity securities	212	0.0	1,223	0.2	1,223	0.1
Total available-for-sale securities(3)	729,507	94.1	733,554	94.1	592,049	70.3

Held-to-Maturity and Other Equity
U.S. government agencies	-	-	-	-	56,460	6.7
State and municipal	-	-	-	-	149,537	17.8
Mortgage-backed (2)	-	-	-	-	168	-
Corporate debt	-	-	-	-	2,100	0.3
Other equity securities	45,518	5.9	46,094	5.9	41,336	4.9
Total held-to-maturity and other equity	45,518	5.9	46,094	5.9	249,601	29.7
Total Securities(3)	$775,025	100.0%	$779,648	100.0%	$841,650	100.0%

(1)           At estimated fair value.

(2)           Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3)           The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2017, 2016 or 2015.

The investment portfolio from December 31, 2016 to December 31, ##D<CY remained stable during the year even as the Company funded double digit loan growth.   The ability to maintain the size of the investment was possible due to deposit growth during 2017 and the cash flows from this deposit growth was reinvested at higher rates and benefited the net interest margin.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.7 years at December 31, 2017 and 3.3 years at December 31, 2016.  The Company considers the duration of the portfolio to be adequate for liquidity purposes. The composition and duration of the investment portfolio has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan and liquidity demands. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Maturities and weighted average yields for investment securities available-for-sale at December 31, 2017 are presented in the following table.  Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity.

Maturity of Investment Securities

	Years to Maturity at December 31, 2017
	Within		After One Year		After Five Years
	One Year or Less		Through Five years		Through Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available-for-Sale (1)
U. S. government agencies
and corporations	$-	-%	$5,000	2.24%	$104,349	2.20%	$-	-%	$109,349	2.20%
State and municipal (2)	12,430	4.74	154,450	4.59	102,412	3.82	36,817	4.28	306,109	4.30
Mortgage-backed	359	4.36	20,659	2.96	12,623	3.13	269,023	2.43	302,664	2.48
Corporate debt	-	-	-	-	9,100	5.94	-	-	9,100	5.94
Trust preferred	-	-	-	-	-	-	931	9.25	931	9.25
Total	$12,789	4.73	$180,109	4.34	$228,484	3.13	$306,771	2.65	$728,153	3.25

(1) At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2) Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.

Other Earning Assets

Residential mortgage loans held for sale decreased $3 million to $10 million at December 31, 2017 compared to $13 million as of December 31, 2016 due to the decrease in volume of originations at the end of the year.  The aggregate of federal funds sold and interest-bearing deposits with banks decreased by $24 million to $57 million in 2017.  The balances were higher at the prior year end in anticipation of the repurchase of $30 million in subordinated debentures that occurred in January 2017.

Deposits

The composition of deposits for the periods indicated is presented in the following table:

	December 31,
	2017		2016		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$1,264,392	31.9%	$1,138,139	31.8%	$126,253	11.1%
Interest-bearing deposits:
Demand	658,716	16.6	615,058	17.2	43,658	7.1
Money market savings	1,030,432	26.0	927,837	25.9	102,595	11.1
Regular savings	321,171	8.1	310,471	8.7	10,700	3.4
Time deposits of less than $100,000	293,201	7.4	258,621	7.2	34,580	13.4
Time deposits of $100,000 or more	395,750	10.0	327,418	9.2	68,332	20.9
Total interest-bearing deposits	2,699,270	68.1	2,439,405	68.2	259,865	10.7
Total deposits	$3,963,662	100.0%	$3,577,544	100.0%	$386,118	10.8

Deposits and Borrowings

Total deposits increased $386 million or 11% at December 31, 2017 compared to December 31, 2016. The drivers of this increase were increases of 18% in certificates of deposit, 11% in money market savings and 3% in regular savings accounts compared to the prior year. In addition, combined noninterest-bearing and interest-bearing checking accounts increased 10% over 2016. The increases in the money market deposit products can be attributed to clients’ emphasis on liquidity and safety in addition to rates becoming more attractive due to rising rates during the year. The increase in certificates of deposit occurred as the Company began to offer higher rates to manage its funding of the growth in the loan portfolio and to maintain multiple product relationships. Total borrowings decreased 6% at December 31, 2017 compared to December 31, 2016. This decrease was due to the reduction of short-term FHLB advances due to the deposit growth and the extinguishment of subordinated debentures.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity increased to $564 million at December 31, 2017, from $534 million at December 31, 2016. This increase was due to net income during the year that was offset by dividends. The ratio of average equity to average assets decreased to 10.51% for 2017, as compared to 11.12% for 2016 as a result of the growth in average assets during 2017.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at December 31,		Regulatory
	2017	2016	Requirements
Total Capital to risk-weighted assets	11.85%	12.80%	8.00%

Tier 1 Capital to risk-weighted assets	10.84%	11.74%	6.00%

Common Equity Tier 1 Capital to risk-weighted assets	10.84%	11.01%	4.50%

Tier 1 Leverage	9.24%	10.14%	4.00%

Regulatory capital at Decmber 31, 2017 is comprised of tier 1 capital of $485.8 million and total qualifying capital of $531.1 million.  The prior year’s regulatory capital included $30.0 million in trust preferred securities.  These securities were repurchased in January 2017 and resulted in an approximate 75 basis point reduction in the Company’s regulatory capital ratios.  As of December 31, 2017, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP

	December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Tangible common equity ratio:
Total stockholders' equity	$563,816	$533,572	$524,427	$521,751	$499,363
Accumulated other comprehensive loss	6,857	6,614	1,297	823	2,970
Goodwill	(85,768)	(85,768)	(84,171)	(84,171)	(84,171)
Other intangible assets, net	(580)	(680)	(138)	(510)	(1,330)
Tangible common equity	$484,325	$453,738	$441,415	$437,893	$416,832

Total assets	$5,446,675	$5,091,383	$4,655,380	$4,397,132	$4,106,100
Goodwill	(85,768)	(85,768)	(84,171)	(84,171)	(84,171)
Other intangible assets, net	(580)	(680)	(138)	(510)	(1,330)
Tangible assets	$5,360,327	$5,004,935	$4,571,071	$4,312,451	$4,020,599

Tangible common equity ratio	9.04%	9.07%	9.66%	10.15%	10.37%
Tangible book value per share	$20.18	$18.98	$18.17	$17.48	$16.68

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

Total non-performing loans decreased 8% to $29.3 million at December 31, 2017 compared to the balance at December 31, 2016. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans can be influenced by any volatility being experienced in various sectors of the economy on both a regional and national level.

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

The allowance represents an estimation of the probable losses that are inherent in the loan portfolio.  The adequacy of the allowance is determined through careful and ongoing evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish an adequate allowance for loan losses.  Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.  Loans deemed uncollectible are charged-off against the allowance, while recoveries are credited to the allowance.  Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense.

The methodology for assessing the appropriateness of the allowance includes:  (1) a general allowance that reflects historical losses supplemented by qualitative factors, as adjusted, by credit category, and (2) a specific allowance for impaired credits on an individual or portfolio basis.  This methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed quarterly by the Risk Committee of the board of directors.

The Company recognizes a collateral dependent lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors (such as bankruptcy, interruption of cash flows, etc.) considered at the monthly credit committee meeting. When a commercial loan is placed on non-accrual status, it is considered to be impaired and all accrued but unpaid interest is reversed.  Classification as an impaired loan is based on a determination that the Company may not collect all principal and interest payments according to contractual terms. Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential real estate and consumer loans.  Typically, all payments received on non-accrual loans are applied to the remaining principal balance of the loans.  Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific allowance on an impaired loan is warranted and, when losses are confirmed, a charge-off is taken to reduce the loan to its net realizable value. Further collateral deterioration can result in either further specific allowances being established or additional charge-offs.  When additional deterioration becomes apparent, an action plan is developed for the particular loan and an appraisal will be obtained depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation.  A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation.  The Company’s policy is to strictly adhere to regulatory appraisal standards.  If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve a specific allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process.

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

Loans considered to be troubled debt restructurings (“TDRs”) are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms.  Loans may be removed from the restructured category if the borrower is no longer experiencing financial difficulty, a re-underwriting event took place and the revised loan terms of the subsequent restructuring agreement are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was $3.0 million in 2017, $5.5 million in 2016 and $5.4 million in 2015.  Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology. The provision for 2017 compared to 2016 decreased due to the effect of the improvement in loan quality and a reduction in non-performing loans which offset the impact of loan growth during 2017.  The provision was level from 2016 compared to 2015 due to qualitative improvement in the portfolio that offset the impact of portfolio growth during that period.

The Company typically sells a portion of its fixed-rate residential mortgage originations in the secondary mortgage market.  Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of nine to eighteen months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period.  Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.5 million for probable losses due to repurchases. The Company believes that this reserve is adequate.

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. The Company sold $39.7 million and $31.8 million of loans on a servicing-retained basis during 2017 and 2016, respectively, and realized a total gain on sale of $422 thousand and $506 thousand, respectively. Servicing asset associated with these sales during 2017 and 2016 was $346 thousand and $339 thousand, respectively. There were no whole loan sales during 2015. Income earned by the Company on its loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for 2017 and 2016 was not significant.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. At December 31, 2017, and December 31, 2016, the amortized cost of the Company's mortgage loan servicing rights was $697 thousand and $418 thousand, respectively. The Company did not incur any impairment losses during 2017.

Allowance for Loan Losses

The following table presents a five-year history for the allocation of the allowance for losses.  The allowance is allocated in the following table to various loan categories based on the methodology used to estimate loan losses; however, the allocation does not restrict the usage of the allowance for any specific loan or lease category.

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Residential real estate:
Residential mortgage	$7,273	$7,261	$6,901	$6,232	$7,819
Residential construction	1,243	963	894	923	1,156
Total residential real estate	8,516	8,224	7,795	7,155	8,975
Commercial real estate:
Commercial investor	14,438	12,939	10,440	9,784	9,263
Commercial owner occupied	6,931	7,885	7,984	7,143	6,308
Commercial AD&C	3,839	4,652	4,691	4,267	3,754
Total commercial real estate	25,208	25,476	23,115	21,194	19,325

Commercial Business	9,161	7,539	6,529	5,852	6,308
Leases	-	-	-	9	16
Consumer	2,372	2,828	3,456	3,592	4,142
Total allowance	$45,257	$44,067	$40,895	$37,802	$38,766

During 2017, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers.

At December 31, 2017, total non-performing loans were $29.3 million, or 0.68% of total loans, compared to $31.9 million, or 0.81% of total loans, at December 31, 2016. The allowance represented 154% of non-performing loans at December 31, 2017 as compared to 138% at December 31, 2016. The increase in this ratio was due primarily to the increase in the allowance over the prior year combined with the decrease in total non-performing loans decreased. The allowance for loan losses as a percent of total loans was 1.05% at December 31, 2017 as compared to 1.12% at December 31, 2016.

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

The balance of impaired loans was $20.8 million, with specific allowances of $4.0 million against those loans at December 31, 2017, as compared to $24.1 million with specific allowances of $4.8 million, at December 31, 2016.

The Company's borrowers are concentrated in central Maryland, Northern Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 77% of total loans at December 31, 2017 and 76% of total loans at December 31, 2016.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance, January 1	$44,067	$40,895	$37,802	$38,766	$42,957
Provision (credit) for loan losses	2,977	5,546	5,371	(163)	(1,084)
Loan charge-offs:
Residential real estate:
Residential mortgage	(87)	(1,404)	(614)	(323)	(1,194)
Residential construction	-	-	-	(4)	(104)
Commercial real estate:
Commercial investor	-	(197)	(91)	(3)	(4,774)
Commercial owner occupied	(248)	-	(1,043)	(265)	(240)
Commercial AD&C	-	(48)	(739)	(529)	(85)
Commercial business	(1,538)	(597)	(306)	(729)	(2,915)
Leases	-	-	(4)	-	-
Consumer	(693)	(888)	(998)	(834)	(1,853)
Total charge-offs	(2,566)	(3,134)	(3,795)	(2,687)	(11,165)
Loan recoveries:
Residential real estate:
Residential mortgage	150	358	145	121	162
Residential construction	26	32	51	79	11
Commercial real estate:
Commercial investor	101	133	20	38	3,354
Commercial owner occupied	-	5	3	6	425
Commercial AD&C	103	40	580	-	3,080
Commercial business	94	44	475	1,477	818
Leases	-	-	-	-	10
Consumer	305	148	243	165	198
Total recoveries	779	760	1,517	1,886	8,058
Net charge-offs	(1,787)	(2,374)	(2,278)	(801)	(3,107)
Balance, period end	$45,257	$44,067	$40,895	$37,802	$38,766

Net charge-offs to average loans	0.04%	0.06%	0.07%	0.03%	0.12%
Allowance to total loans	1.05%	1.12%	1.17%	1.21%	1.39%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated:

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Non-accrual loans
Residential real estate
Residential mortgage	$7,196	$7,257	$8,822	$3,012	$5,735
Residential construction	177	195	418	1,105	2,315
Commercial real estate:
Commercial investor	5,575	8,107	8,368	8,156	6,802
Commercial owner occupied	3,582	4,823	6,340	8,941	5,936
Commercial AD&C	136	137	194	2,464	4,127
Commercial business	6,703	5,833	3,696	3,184	3,400
Consumer	2,967	2,859	2,193	1,668	2,259
Total non-accrual loans(1)	26,336	29,211	30,031	28,530	30,574

Loans 90 days past due
Residential real estate:
Residential mortgage	225	232	-	-	-
Residential construction	-	-	-	-	-
Commercial real estate:
Commercial investor	-	-	-	-	-
Commercial owner occupied	-	-	-	-	-
Commercial AD&C	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	1
Total 90 days past due loans	225	232	-	-	1

Restructured loans (accruing)	2,788	2,489	4,467	5,497	9,459
Total non-performing loans(2)	29,349	31,932	34,498	34,027	40,034
Other real estate owned, net	2,253	1,911	2,742	3,195	1,338
Total non-performing assets	$31,602	$33,843	$37,240	$37,222	$41,372

Non-performing loans to total loans	0.68%	0.81%	0.99%	1.09%	1.44%
Non-performing assets to total assets	0.58%	0.66%	0.80%	0.85%	1.01%
Allowance for loan losses to non-performing loans	154.20%	138.00%	118.54%	111.09%	96.83%

(1)     Gross interest income that would have been recorded in 2017 if non-accrual loans shown above had been current and in accordance with their original terms was $2.3 million. No interest was recorded on these loans during the year. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.

(2)     Performing loans considered potential problem loans, as defined and identified by management, amounted to $9.0 million at December 31, 2017. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms,  well collateralized and are not believed to present significant risk of loss.  Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2017	(7.36%)	(4.93%)	(2.82%)	(1.13%)	(2.24%)	N/A	N/A	N/A
December 31, 2016	(8.55%)	(5.76%)	(2.84%)	(1.20%)	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk decreased from December 31, 2016 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2016 to December 31, 2017 was the result of the positive impact from the liquidation of the subordinated debt and the restructuring of  FHLB borrowings during the year that more than compensated for the negative impact caused by the growth in deposits during 2017.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2017	(21.09%)	(14.75%)	(8.58%)	(3.39%)	(0.98%)	N/A	N/A	N/A
December 31, 2016	(14.83%)	(10.72%)	(6.42%)	(2.86%)	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk increased from December 31, 2016 in all rising shock scenarios. The increased risk is due to the combined results of shorter durations on deposits and increased durations on investments. The impact of the duration movements was slightly offset by the positive effect from the increase in demand deposits and the restructuring of the FHLB borrowings that occurred during 2017.  The lengthening of durations on assets coupled with shorter durations on liabilities increase the Company’s exposure in rising rate scenarios.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2017.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 69% of total interest-earning assets at December 31, 2017. In addition, loan payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

In addition to factors discussed above that can affect liquidity, the Company’s growth, mortgage banking activities and changes in the liquidity of the investment portfolio due to fluctuations in interest rates are also taken into consideration.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of December 31, 2017, show short-term investments exceeding short-term borrowings by $20 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.6 billion, of which $1.6 billion was available for borrowing based on pledged collateral, with $766 million borrowed against it as of December 31, 2017. The line of credit at the Federal Reserve totaled $339 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of December 31, 2017.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $70 million at December 31, 2017, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of December 31, 2017. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2017.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2017, the Bank could have declared a dividend of $35 million to Bancorp. At December 31, 2017, Bancorp had liquid assets of $13 million.

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

Off-Balance Sheet Arrangements

With the exception of the Company’s obligations in connection with its irrevocable letters of credit and loan commitments, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors  For additional information on off-balance sheet arrangements, please see “Note 18-Financial Instruments with Off-balance Sheet Risk and Derivatives” and “Note 9-Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management”.

Contractual Obligations

The Company enters into contractual obligations in the normal course of business.  Among these obligations are FHLB advances, operating leases related to branch and administrative facilities and a long-term contract with a data processing provider.  Payments required under these obligations, are set forth in the table following as of December 31, 2017.

	Projected Maturity Date or Payment Period(1)
		Less than			After
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Retail repurchase agreements	$119,359	$119,359	$-	$-	$-
Advances from FHLB	765,833	575,000	180,833	10,000	-
Certificates of deposit	688,951	365,533	287,646	35,772	-
Operating lease obligations	44,244	6,490	17,756	8,876	11,122
Purchase obligations (2)	5,311	2,745	2,566	-	-
Total	$1,623,698	$1,069,127	$488,801	$54,648	$11,122

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Internal Control Over Financial Reporting

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The attestation reports by the Company’s independent registered public accounting firm, Ernst & Young LLP, on the Company’s internal control over financial reporting begins on the following pages.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/   Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Tysons, Virginia

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/   Ernst & Young LLP

Tysons, Virginia

February 23, 2018

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Assets
Cash and due from banks	$55,693	$53,190
Federal funds sold	2,845	1,953
Interest-bearing deposits with banks	53,962	78,982
Cash and cash equivalents	112,500	134,125
Residential mortgage loans held for sale (at fair value)	9,848	13,222
Investments available-for-sale (at fair value)	729,507	733,554
Other equity securities	45,518	46,094
Total loans	4,314,248	3,927,808
Less: allowance for loan losses	(45,257)	(44,067)
Net loans	4,268,991	3,883,741
Premises and equipment, net	54,761	53,562
Other real estate owned	2,253	1,911
Accrued interest receivable	15,480	14,589
Goodwill	85,768	85,768
Other intangible assets, net	580	680
Other assets	121,469	124,137
Total assets	$5,446,675	$5,091,383

Liabilities
Noninterest-bearing deposits	$1,264,392	$1,138,139
Interest-bearing deposits	2,699,270	2,439,405
Total deposits	3,963,662	3,577,544
Securities sold under retail repurchase agreements and federal funds purchased	119,359	125,119
Advances from FHLB	765,833	790,000
Subordinated debentures	-	30,000
Accrued interest payable and other liabilities	34,005	35,148
Total liabilities	4,882,859	4,557,811

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 23,996,293 and
23,901,084 at December 31, 2017 and 2016, respectively	23,996	23,901
Additional paid in capital	168,188	165,871
Retained earnings	378,489	350,414
Accumulated other comprehensive loss	(6,857)	(6,614)
Total stockholders' equity	563,816	533,572
Total liabilities and stockholders' equity	$5,446,675	$5,091,383

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015
Interest Income:
Interest and fees on loans	$172,091	$150,868	$135,170
Interest on loans held for sale	279	387	544
Interest on deposits with banks	410	213	98
Interest and dividends on investment securities:
Taxable	13,881	11,500	14,440
Exempt from federal income taxes	8,111	7,583	8,059
Interest on federal funds sold	27	5	1
Total interest income	194,799	170,556	158,312
Interest Expense:
Interest on deposits	13,256	8,161	5,878
Interest on retail repurchase agreements and federal funds purchased	337	290	255
Interest on advances from FHLB	12,426	11,610	13,081
Interest on subordinated debt	12	943	899
Total interest expense	26,031	21,004	20,113
Net interest income	168,768	149,552	138,199
Provision for loan losses	2,977	5,546	5,371
Net interest income after provision for loan losses	165,791	144,006	132,828
Non-interest Income:
Investment securities gains	1,273	1,932	36
Service charges on deposit accounts	8,298	7,953	7,607
Mortgage banking activities	2,734	4,049	3,114
Wealth management income	19,146	17,805	19,931
Insurance agency commissions	6,231	5,408	5,176
Income from bank owned life insurance	2,403	2,462	2,571
Bank card fees	4,827	4,674	4,652
Other income	6,331	6,759	6,814
Total non-interest income	51,243	51,042	49,901
Non-interest Expenses:
Salaries and employee benefits	73,132	71,354	71,003
Occupancy expense of premises	13,053	12,960	12,809
Equipment expenses	7,015	6,883	6,071
Marketing	3,119	2,851	2,896
Outside data services	5,486	5,377	5,023
FDIC insurance	3,305	2,741	2,491
Amortization of intangible assets	101	130	372
Litigation expenses	-	-	(3,869)
Merger expenses	4,252	-	-
Other expenses	19,636	20,762	18,551
Total non-interest expenses	129,099	123,058	115,347
Income before income taxes	87,935	71,990	67,382
Income tax expense	34,726	23,740	22,027
Net income	$53,209	$48,250	$45,355

Net Income Per Share Amounts:
Basic net income per share	$2.20	$2.00	$1.84
Diluted net income per share	$2.20	$2.00	$1.84
Dividends declared per share	$1.04	$0.98	$0.90

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income	$53,209	$48,250	$45,355
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized losses on investments available-for-sale	(294)	(6,246)	(2,520)
Related income tax benefit	108	2,484	1,030
Net investment gains reclassified into earnings	(1,273)	(1,932)	(36)
Related income tax expense	504	770	14
Net effect on other comprehensive loss	(955)	(4,924)	(1,512)

Defined benefit pension plan:
Recognition of unrealized gain (loss)	1,202	(651)	1,736
Related income tax (expense) benefit	(490)	258	(698)
Net effect on other comprehensive income (loss)	712	(393)	1,038
Total other comprehensive loss	(243)	(5,317)	(474)
Comprehensive income	$52,966	$42,933	$44,881

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Operating activities:
Net income	$53,209	$48,250	$45,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,976	7,958	7,305
Provision for loan losses	2,977	5,546	5,371
Share based compensation expense	2,164	2,139	1,979
Deferred income tax expense (benefit)	6,089	349	(3)
Origination of loans held for sale	(142,877)	(196,726)	(193,316)
Proceeds from sales of loans held for sale	149,367	239,705	191,232
Gains on sales of loans held for sale	(3,403)	(3,877)	(2,861)
(Gain)/loss on sales of other real estate owned	(68)	48	267
Investment securities gains	(1,273)	(1,932)	(36)
Tax benefits associated with share based compensation	1,809	125	350
Net increase in accrued interest receivable	(891)	(1,146)	(809)
Net increase in other assets	(9,829)	(5,134)	(2,015)
Net increase in accrued expenses and other liabilities	(1,007)	(2,932)	(6,267)
Other – net	5,174	(1,873)	4,628
Net cash provided by operating activities	69,417	90,500	51,180
Investing activities:
Proceeds (purchases) of other equity securities	576	(4,758)	101
Purchases of investments held-to-maturity	-	-	(2,100)
Purchases of investments available-for-sale	(125,028)	(287,211)	(46,190)
Proceeds from sales of investment available-for-sale	2,251	40,863	-
Proceeds from maturities, calls and principal payments of investments held-to-maturity	-	5,004	12,943
Proceeds from maturities, calls and principal payments of investments available-for-sale	123,762	298,803	121,994
Net increase in loans	(427,773)	(469,942)	(372,203)
Proceeds from the sales of other real estate owned	1,275	1,393	2,112
Proceeds from sale of loans held for investment	40,031	-	-
Acquisition of business activity, net of cash acquired	-	(1,347)	-
Expenditures for premises and equipment	(7,441)	(5,798)	(8,572)
Net cash used in investing activities	(392,347)	(422,993)	(291,915)
Financing activities:
Net increase in deposits	386,118	313,814	197,221
Net increase/(decrease) in retail repurchase agreements and federal funds purchased	(5,760)	15,974	34,713
Proceeds from advances from FHLB	3,965,000	2,665,000	2,274,000
Repayment of advances from FHLB	(3,989,167)	(2,560,000)	(2,244,000)
Retirement of subordinated debt	(30,000)	(5,000)	-
Proceeds from issuance of common stock	1,200	1,580	1,174
Stock rendered for payment of withholding taxes	(952)	(683)	(687)
Repurchase of Common Stock	-	(13,273)	(22,624)
Dividends paid	(25,134)	(23,676)	(22,397)
Net cash provided by financing activities	301,305	393,736	217,400
Net increase (decrease) in cash and cash equivalents	(21,625)	61,243	(23,335)
Cash and cash equivalents at beginning of year	134,125	72,882	96,217
Cash and cash equivalents at end of year	$112,500	$134,125	$72,882

Supplemental Disclosures:
Interest payments	$26,377	$21,377	$20,040
Income tax payments	31,738	22,331	21,060
Transfers of investments from held-to-maturity to available-for-sale	-	203,118	-
Transfers from loans to residential mortgage loans held for sale	39,744	36,867	-
Transfers from loans to other real estate owned	1,588	637	1,947
The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

`					Accumulated
			Additional		Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)		Stock	Capital	Earnings	Income (Loss)	Equity
	Balances at January 1, 2015	$25,045	$194,647	$302,882	$(823)	$521,751
	Net income	-	-	45,355	-	45,355
	Other comprehensive income, net of tax	-	-	-	(474)	(474)
	Common stock dividends - $0.90 per share	-	-	(22,397)	-	(22,397)
	Stock compensation expense	-	1,979	-	-	1,979
	Common stock issued pursuant to:
	Stock option plan - 39,787 shares	40	562	-	-	602
	Directors stock purchase plan - 837 shares	1	21	-	-	22
	Employee stock purchase plan - 25,136 shares	25	541	-	-	566
	Restricted stock - 55,784 shares	56	(409)	-	-	(353)
	Purchase of treasury shares - 870,450 shares	(871)	(21,753)	-	-	(22,624)
	Balances at December 31, 2015	24,296	175,588	325,840	(1,297)	524,427
	Net income	-	-	48,250	-	48,250
	Other comprehensive income, net of tax	-	-	-	(5,317)	(5,317)
	Common stock dividends - $0.98 per share	-	-	(23,676)	-	(23,676)
	Stock compensation expense	-	2,264	-	-	2,264
	Common stock issued pursuant to:
	Stock option plan - 44,067 shares	44	672	-	-	716
	Directors stock purchase plan - 258 shares	-	7	-	-	7
	Employee stock purchase plan - 23,779 shares	24	567	-	-	591
	Restricted stock - 49,468 shares	49	(466)	-	-	(417)
	Purchase of treasury shares - 512,459 shares	(512)	(12,761)	-	-	(13,273)
	Balances at December 31, 2016	23,901	165,871	350,414	(6,614)	533,572
	Net income	-	-	53,209	-	53,209
	Other comprehensive income, net of tax	-	-	-	(243)	(243)
	Common stock dividends - $1.04 per share	-	-	(25,134)	-	(25,134)
	Stock compensation expense	-	2,164	-	-	2,164
	Common stock issued pursuant to:
	Stock option plan - 30,567 shares	31	562	-	-	593
	Employee stock purchase plan - 17,578 shares	17	590	-	-	607
	Restricted stock - 47,064 shares	47	(999)	-	-	(952)
	Balances at December 31, 2017	$23,996	$168,188	$378,489	$(6,857)	$563,816

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for loan losses and the related allowance, determination of impaired loans and the related measurement of impairment, potential impairment of goodwill or other intangible assets, valuation of investment securities and the determination of whether impaired securities are other-than-temporarily impaired, valuation of other real estate owned, valuation of share-based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, the calculation of current and deferred income taxes and the actuarial projections related to pension expense and the related liability.

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

Investments Available-for-Sale

Marketable equity securities and debt securities not classified as held-to-maturity or trading are classified as securities available-for-sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk or other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of stockholders' equity. The carrying values of securities available-for-sale are adjusted for premium amortization and discount accretion. Premium is amortized to the earliest call date and discount accreted to the maturity date using the effective interest method. Realized gains and losses on security sales or maturities, using the specific identification method, are included as a separate component of non-interest income. Related interest and dividends are included in interest income.  Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary (“OTTI”) result in write-downs of the individual securities to their fair value.  Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security below investment grade by a rating agency or due to potential default, a significant deterioration in the financial condition of the issuer, or a change in management’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans considered to be troubled debt restructurings (“TDRs”) are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms.  Loans may be removed from the restructured category if the borrower is no longer experiencing financial difficulty, a re-underwriting event took place and the revised loan terms of the subsequent restructuring agreement are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

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

Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company assesses qualitative factors on a quarterly basis. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the first step, described above, of the two-step process must be performed.  At December 31, 2017 and 2016 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

Net Income per Common Share

The Company calculates earnings per common share under the dual class method, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the dual class method. The Company has determined that its outstanding non-vested restricted stock awards are participating securities.

Under the dual class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of outstanding stock options and restricted stock using the treasury stock method.

Income Taxes

Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Deferred income tax assets and liabilities are determined using the liability method. Under the liability method, deferred income taxes are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse. The effects of the enactment of the new tax law are accounted for under the existing authoritative guidance.

The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns by the Internal Revenue Service, as well as all of the states where it conducts business, for the years ending after December 31, 2014.  There are currently no examinations in process as of December 31, 2017.

Adopted Accounting Pronouncement

The FASB issued Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), in March 2016. This guidance requires recognition of all income tax effects of stock awards in the income statement when such awards vest or are settled. In addition, it revises the existing guidance to allow employers to withhold more of an employee’s shares to satisfy the employer’s statutory withholding requirements and still qualify for equity accounting treatment. Finally, an entity is now allowed to make an entity-wide accounting policy election to either estimate the number or awards that are expected to vest, as required in the current guidance, or account for forfeitures as they occur. The Company adopted this accounting pronouncement prospectively during the first interim period within the current annual period. Adoption of the standard had no material impact on the Company’s financial position, results of operations or cash flows.

Pending Accounting Pronouncements

The FASB issued Update No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities, in March 2017. This guidance is intended to eliminate the current diversity in practice with respect to the amortization period for certain purchased callable debt securities held at a premium. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The amendments in this update shorten the amortization period for such callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. This guidance is effective for a public business entity that is a U.S. Securities and Exchange Commission (SEC) filer for its fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows as our current accounting policy for amortization of premium on purchased callable debt securities is in accordance with provisions of ASU 2017-08.

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

The FASB issued Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in January 2017. The objective of this guidance is to clarify the definition of a business to provide entities with assistance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides a screen to determine when an integrated set of assets and activities (a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable assets or a group of similar identifiable assets, the set is not a business. The screen thus reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for an asset to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. This guidance was adopted by the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows and will be considered for future acquisitions.

The FASB issued Update No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in August 2016. This guidance is intended to reduce the diversity in practice with respect to the presentation and classification of items in the statement of cash flows. This guidance is effective for public business entities for the first interim or annual period beginning after December 15, 2017. The standard’s provisions will be applied using a retrospective transition method to each period presented. An entity may elect early adoption but must adopt all of the amendments in the same period. The planned adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Update No. 2016-13, Current Expected Credit Losses (CECL) (Topic 326), in June 2016. This guidance changes the impairment model for most financial assets measured at amortized cost and certain other instruments. Entities will be required to use an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current condition and reasonable and supportable forecasts.  This will result in earlier recognition of loss allowances in most instances. Credit losses related to available-for-sale debt securities (regardless of whether the impairment is considered to be other-than-temporary) will be measured in a manner similar to the present, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities. With respect to trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures, the guidance requires that an entity estimate its lifetime expected credit loss and record an allowance resulting in the net amount expected to be collected to be reflected as the financial asset.  Entities are also required to provide significantly more disclosures, including information used to track credit quality by year of origination for most financing receivables. This guidance is effective for public business entities for the first interim or annual period beginning after December 15, 2019. The standard’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption by public business entities is permitted for the first interim or annual period beginning after December 15, 2018. The Company has established an internal steering committee and engaged an external vendor to assist with implementing required changes to loan loss estimation models, methodology and processes. Relevant historical data for the development of the methodology in accordance with ASC 326 has been identified. The Company is assessing this guidance to determine its impact on the Company’s financial position, results of operations and cash flows.

The FASB issued Update No. 2016-02, Leases (Topic 842), in February 2016. From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The guidance also eliminates the current real estate-specific provision and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs. All entities will classify leases to determine how to recognize lease-related revenue and expense. In applying this guidance entities will also need to determine whether an arrangement contains a lease or service agreement. Disclosures are required by lessees and lessors to meet the objective of enabling users of financials statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For public entities, this guidance is effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has identified the full population of leases subject to ASC 842 and expects them to meet the definition of operating lease. The Company expects minimal impact to its results of operations and is assessing this guidance to determine the impact on the Company’s Consolidated Statements of Condition.

The FASB issued Update No. 2016-01, Financial Instruments – (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”, in January 2016.  This guidance requires entities to measure equity investments at fair value and recognize changes on fair value in net income. The guidance also provides a new measurement alternative for equity investments that do not have readily determinable fair values and don’t qualify for the net asset value practical expedient. Entities will have to record changes in instrument specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, except for certain financial liabilities of consolidated collateralized financing entities. Entities will also have to reassess the realizability of a deferred tax asset related to an available-for-sale debt security in combination with their other deferred tax assets. This simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. For public entities, the guidance in this update is effective for the first interim or annual period beginning after December 15, 2017. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that the adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic  606), in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company’s revenue is comprised of net interest income and non-interest income. The guidance does not apply to revenue associated with financial instruments, net interest income, mortgage origination and servicing activities, and gains and losses from securities. Accordingly, the majority of the Company’s revenues will not be affected. The following revenue streams were identified to be in scope of ASC 606: 1) wealth management income; 2) insurance agency commissions; 3) bank card fees; and 4) service charges on deposit accounts. The Company adopted the standard on January 1, 2018 and has completed an assessment of the revenue contracts for the revenue streams identified to be in scope. The Company’s accounting policies and revenue recognition principles will not change materially as the principles of ASC 606 are largely consistent with the current revenue recognition practices.

Note 2 – Cash and Due from Banks

The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2017 was $37.4 million and in 2016 was $40.5 million.

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at December 31 are presented in the following table:

	2017				2016
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$109,349	$-	$(2,781)	$106,568	$124,314	$32	$(2,556)	$121,790
State and municipal	306,109	6,313	(169)	312,253	281,090	7,180	(586)	287,684
Mortgage-backed	302,664	1,585	(4,209)	300,040	314,029	2,851	(4,169)	312,711
Corporate debt	9,100	332	-	9,432	9,100	34	-	9,134
Trust preferred	931	71	-	1,002	1,089	-	(77)	1,012
Total debt securities	728,153	8,301	(7,159)	729,295	729,622	10,097	(7,388)	732,331
Marketable equity securities	212	-	-	212	1,223	-	-	1,223
Total investments available-for-sale	$728,365	$8,301	$(7,159)	$729,507	$730,845	$10,097	$(7,388)	$733,554

Any unrealized losses in the U.S. government agencies, state and municipal or mortgage-backed securities at December 31, 2017 are the result of changes in interest rates.  These declines are considered temporary in nature and will decline over time and recover as these securities approach maturity.

The mortgage-backed portfolio at December 31, 2017 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($102.6 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($197.5 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At December 31, 2017 the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $0.9 million with a fair value of $1.0 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the year ended December 31, 2017. The unrealized gain on this security that is recognized in other comprehensive income (“OCI”) and is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1 million at December 31, 2017.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2015	$531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through December 31, 2016	531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through December 31, 2017	$531

Gross unrealized losses and fair values by length of time that the individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following table:

	2017
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	13	$106,568	$545	$2,236	$2,781
State and municipal	20	18,228	107	62	169
Mortgage-backed	46	221,621	402	3,807	4,209
Total	79	$346,417	$1,054	$6,105	$7,159

	2016
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	12	$96,788	$2,556	$-	$2,556
State and municipal	53	48,010	516	70	586
Mortgage-backed	37	212,844	3,971	198	4,169
Trust preferred	1	1,012	-	77	77
Total	103	$358,654	$7,043	$345	$7,388

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

	2017		2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$12,789	$12,889	$7,493	$7,541
Due after one year through five years	180,109	184,264	156,953	162,233
Due after five years through ten years	228,484	227,688	282,468	282,713
Due after ten years	306,771	304,454	282,708	279,844
Total debt securities available-for-sale	$728,153	$729,295	$729,622	$732,331

At December 31, 2017 and 2016, investments available-for-sale with a book value of $431.7 million and $453.0 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. government agency securities, exceeded ten percent of stockholders' equity at December 31, 2017 and 2016.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	2017	2016
Federal Reserve Bank stock	$8,398	$8,334
Federal Home Loan Bank of Atlanta stock	37,120	37,760
Total equity securities	$45,518	$46,094

Securities gains

Gross realized gains and losses on all investments for the years ended December 31 are presented in the following table:

(In thousands)	2017	2016	2015
Gross realized gains from sales of investments available-for-sale	$-	$1,491	$-
Net gains from calls of investments available-for-sale	32	440	18
Net gains from calls of investments held-to-maturity	-	1	18
Gross realized gains from sales of equity securities	1,241	-	-
Net securities gains	$1,273	$1,932	$36

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

Outstanding loan balances at December 31, 2017 and 2016 are net of unearned income including net deferred loan costs of $1.8 million and $1.4 million, respectively.

The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2017	2016
Residential real estate:
Residential mortgage	$921,435	$841,692
Residential construction	176,687	150,229
Commercial real estate:
Commercial owner occupied real estate	857,196	775,552
Commercial investor real estate	1,112,710	928,113
Commercial AD&C	292,443	308,279
Commercial Business	497,948	467,286
Consumer	455,829	456,657
Total loans	$4,314,248	$3,927,808

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

Loans to Related Parties

Certain directors and executive officers have loan transactions with the Company. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during the periods indicated:

(In thousands)	2017	2016	2015
Balance at January 1	$41,988	$21,050	$21,756
Additions	6,140	21,355	8,684
Repayments	(11,416)	(417)	(9,390)
Balance at December 31	$36,712	$41,988	$21,050

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

Summary information on the allowance for loan loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2017	2016	2015
Balance at beginning of year	$44,067	$40,895	$37,802
Provision for loan losses	2,977	5,546	5,371
Loan charge-offs	(2,566)	(3,134)	(3,795)
Loan recoveries	779	760	1,517
Net charge-offs	(1,787)	(2,374)	(2,278)
Balance at period end	$45,257	$44,067	$40,895

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the years ended December 31:
	2017
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$7,539	$4,652	$12,939	$7,885	$2,828	$7,261	$963	$44,067
Provision (credit)	2,616	(1,254)	1,930	(459)	(57)	(56)	257	2,977
Charge-offs	(1,538)	-	-	(248)	(693)	(87)	-	(2,566)
Recoveries	94	103	101	-	305	150	26	779
Net (charge-offs)/ recoveries	(1,444)	103	101	(248)	(388)	63	26	(1,787)
Balance at end of period	$8,711	$3,501	$14,970	$7,178	$2,383	$7,268	$1,246	$45,257
Total loans	$497,948	$292,443	$1,112,710	$857,196	$455,829	$921,435	$176,687	$4,314,248
Allowance for loans to total loans ratio	1.75%	1.20%	1.35%	0.84%	0.52%	0.79%	0.71%	1.05%

Balance of loans specifically evaluated for impairment	$8,105	$136	$5,575	$4,078	na.	$2,915	$-	$20,809
Allowance for loans specifically evaluated for impairment	$3,220	$-	$663	$131	na.	$-	$-	$4,014
Specific allowance to specific loans ratio	39.73%	na.	11.89%	3.21%	na.	na.	na.	19.29%

Balance of loans collectively evaluated	$489,843	$292,307	$1,107,135	$853,118	$455,829	$918,520	$176,687	$4,293,439
Allowance for loans collectively evaluated	$5,491	$3,501	$14,307	$7,047	$2,383	$7,268	$1,246	$41,243
Collective allowance to collective loans ratio	1.12%	1.20%	1.29%	0.83%	0.52%	0.79%	0.71%	0.96%

	2016
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,529	$4,691	$10,440	$7,984	$3,456	$6,901	$894	$40,895
Provision (credit)	1,563	(31)	2,563	(104)	112	1,406	37	5,546
Charge-offs	(597)	(48)	(197)	-	(888)	(1,404)	-	(3,134)
Recoveries	44	40	133	5	148	358	32	760
Net (charge-offs)/ recoveries	(553)	(8)	(64)	5	(740)	(1,046)	32	(2,374)
Balance at end of period	$7,539	$4,652	$12,939	$7,885	$2,828	$7,261	$963	$44,067

Total loans	$467,286	$308,279	$928,113	$775,552	$456,657	$841,692	$150,229	$3,927,808
Allowance for loans total loans ratio	1.61%	1.51%	1.39%	1.02%	0.62%	0.86%	0.64%	1.12%

Balance of loans specifically evaluated for impairment	$7,018	$137	$8,107	$5,567	na.	$3,263	$-	$24,092
Allowance for loans specifically evaluated for impairment	$2,604	$-	$1,736	$485	na.	$-	$-	$4,825
Specific allowance to specific loans ratio	37.10%	na.	21.41%	8.71%	na.	na.	na.	20.03%

Balance of loans collectively evaluated	$460,268	$308,142	$920,006	$769,985	$456,657	$838,429	$150,229	$3,903,716
Allowance for loans collectively evaluated	$4,935	$4,652	$11,203	$7,400	$2,828	$7,261	$963	$39,242
Collective allowance to collective loans ratio	1.07%	1.51%	1.22%	0.96%	0.62%	0.87%	0.64%	1.01%

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions to a borrower experiencing financial difficulty are considered trouble debt restructured loans. All restructurings that constitute concessions to a troubled borrower are considered impaired loans that may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category if the borrower is no longer experiencing financial difficulty, a re-underwriting event took place and the revised loan terms of the subsequent restructuring agreement are considered to be consistent with terms that can be obtained in the credit market for loans with comparable credit risk.  At December 31, 2017, restructured loans totaled $9.0 million, of which $2.8 million were accruing and $6.2 million were non-accruing.  The Company had no commitments to lend additional funds on loans that have been restructured at December 31, 2017. Restructured loans at December 31, 2016 totaled $9.2 million, of which $2.5 million were accruing and $6.7 million were non-accruing.  Commitments to lend additional funds on loans that have been restructured at December 31, 2016 amounted to $0.1 million.

The following table provides summary information regarding impaired loans at December 31 and for the years then ended:
(In thousands)	2017	2016	2015
Impaired loans with a specific allowance	$11,693	$13,563	$14,208
Impaired loans without a specific allowance	9,116	10,529	14,719
Total impaired loans	$20,809	$24,092	$28,927

Allowance for loan losses related to impaired loans	$4,014	$4,825	$3,375
Allowance for loan related to loans collectively evaluated	41,243	39,242	37,520
Total allowance for loan losses	$45,257	$44,067	$40,895

Average impaired loans for the period	$23,179	$26,382	$29,828
Contractual interest income due on impaired loans during the period	$2,314	$2,082	$2,527
Interest income on impaired loans recognized on a cash basis	$754	$511	$961
Interest income on impaired loans recognized on an accrual basis	$169	$186	$274

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at December 31 for the years indicated:

	2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,516	$-	$5,157	$-	$-	$9,673
Restructured accruing	1,129	-	-	-	-	1,129
Restructured non-accruing	108	-	-	783	-	891
Balance	$5,753	$-	$5,157	$783	$-	$11,693

Allowance	$3,220	$-	$663	$131	$-	$4,014

Impaired loans without a specific allowance
Non-accruing	$391	$-	$418	$1,318	$-	$2,127
Restructured accruing	273	-	-	496	890	1,659
Restructured non-accruing	1,688	136	-	1,481	2,025	5,330
Balance	$2,352	$136	$418	$3,295	$2,915	$9,116

Total impaired loans
Non-accruing	$4,907	$-	$5,575	$1,318	$-	$11,800
Restructured accruing	1,402	-	-	496	890	2,788
Restructured non-accruing	1,796	136	-	2,264	2,025	6,221
Balance	$8,105	$136	$5,575	$4,078	$2,915	$20,809

Unpaid principal balance in total impaired loans	$11,263	$1,248	$10,166	$6,331	$3,681	$32,689

	2017

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,903	$137	$6,835	$5,336	$2,968	$23,179
Contractual interest income due on impaired loans during the period	$828	$333	$669	$400	$84
Interest income on impaired loans recognized on a cash basis	$204	$-	$24	$394	$132
Interest income on impaired loans recognized on an accrual basis	$111	$-	$-	$26	$32

	2016
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$2,807	$-	$7,029	$1,884	$-	$11,720
Restructured accruing	1,140	-	-	-	-	1,140
Restructured non-accruing	64	-	-	639	-	703
Balance	$4,011	$-	$7,029	$2,523	$-	$13,563

Allowance	$2,604	$-	$1,736	$485	$-	$4,825

Impaired loans without a specific allowance
Non-accruing	$1,562	$-	$562	$1,083	$-	$3,207
Restructured accruing	45	-	-	744	560	1,349
Restructured non-accruing	1,400	137	516	1,217	2,703	5,973
Balance	$3,007	$137	$1,078	$3,044	$3,263	$10,529

Total impaired loans
Non-accruing	$4,369	$-	$7,591	$2,967	$-	$14,927
Restructured accruing	1,185	-	-	744	560	2,489
Restructured non-accruing	1,464	137	516	1,856	2,703	6,676
Balance	$7,018	$137	$8,107	$5,567	$3,263	$24,092

Unpaid principal balance in total impaired loans	$10,082	$4,398	$12,805	$7,760	$3,971	$39,016

	2016

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,646	$150	$9,480	$6,561	$4,545	$26,382
Contractual interest income due on impaired loans during the period	$570	$294	$718	$310	$190
Interest income on impaired loans recognized on a cash basis	$153	$-	$43	$266	$49
Interest income on impaired loans recognized on an accrual basis	$107	$-	$-	$37	$42

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at December 31 for the years indicated:

	2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$6,703	$136	$5,575	$3,582	$2,967	$7,196	$177	$26,336
Loans 90 days past due	-	-	-	-	-	225	-	225
Restructured loans	1,402	-	-	496	-	890	-	2,788
Total non-performing loans	8,105	136	5,575	4,078	2,967	8,311	177	29,349
Other real estate owned	39	365	-	400	-	1,449	-	2,253
Total non-performing assets	$8,144	$501	$5,575	$4,478	$2,967	$9,760	$177	$31,602

	2016
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$5,833	$137	$8,107	$4,823	$2,859	$7,257	$195	$29,211
Loans 90 days past due	-	-	-	-	-	232	-	232
Restructured loans	1,185	-	-	744	-	560	-	2,489
Total non-performing loans	7,018	137	8,107	5,567	2,859	8,049	195	31,932
Other real estate owned	39	365	395	637	-	475	-	1,911
Total non-performing assets	$7,057	$502	$8,502	$6,204	$2,859	$8,524	$195	$33,843

	2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$587	$-	$775	$414	$2,107	$6,100	$-	$9,983
61-90 days	-	-	-	-	106	3,103	-	3,209
> 90 days	-	-	-	-	-	225	-	225
Total past due	587	-	775	414	2,213	9,428	-	13,417
Non-accrual loan	6,703	136	5,575	3,582	2,967	7,196	177	26,336
Current loans	490,658	292,307	1,106,360	853,200	450,649	904,811	176,510	4,274,495
Total loans	$497,948	$292,443	$1,112,710	$857,196	$455,829	$921,435	$176,687	$4,314,248

	2016
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$663	$896	$850	$1,479	$808	$3,969	$-	$8,665
61-90 days	672	-	1,206	744	1,104	2,139	-	5,865
> 90 days	-	-	-	-	-	232	-	232
Total past due	1,335	896	2,056	2,223	1,912	6,340	-	14,762
Non-accrual loans	5,833	137	8,107	4,823	2,859	7,257	195	29,211
Current loans	460,118	307,246	917,950	768,506	451,886	828,095	150,034	3,883,835
Total loans	$467,286	$308,279	$928,113	$775,552	$456,657	$841,692	$150,229	$3,927,808

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

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at December 31 for the years indicated:

	2017
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$482,924	$292,307	$1,103,480	$845,102	$2,723,813
Special Mention	2,443	-	3,517	5,505	11,465
Substandard	12,581	136	5,713	6,589	25,019
Doubtful	-	-	-	-	-
Total	$497,948	$292,443	$1,112,710	$857,196	$2,760,297
	2016
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$442,725	$308,142	$917,255	$758,651	$2,426,773
Special Mention	10,010	-	2,395	9,255	21,660
Substandard	14,551	137	8,463	7,646	30,797
Doubtful	-	-	-	-	-
Total	$467,286	$308,279	$928,113	$775,552	$2,479,230

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at December 31 for the years indicated:

	2017
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$452,862	$913,124	$176,510	$1,542,496
Non-performing:
90 days past due	-	225	-	225
Non-accruing	2,967	7,196	177	10,340
Restructured loans	-	890	-	890
Total	$455,829	$921,435	$176,687	$1,553,951

	2016
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$453,798	$833,643	$150,034	$1,437,475
Non-performing:
90 days past due	-	232	-	232
Non-accruing	2,859	7,257	195	10,311
Restructured loans	-	560	-	560
Total	$456,657	$841,692	$150,229	$1,448,578

During the year ended December 31, 2017, the Company restructured $2.1 million in loans that were designated as troubled debt restructurings.  Modifications consisted principally of interest rate concessions.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2017 have specific reserves of $0.2 million at December 31, 2017.  For the year ended December 31, 2016, the Company restructured $0.6 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2016 did not have significant specific reserves at December 31, 2016.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Year Ended December 31, 2017
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$492	$-	$-	$-	$-	$492
Restructured non-accruing	1,019	-	-	540	-	1,559
Balance	$1,511	$-	$-	$540	$-	$2,051

Specific allowance	$247	$-	$-	$-	$-	$247

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2016
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$42	$-	$-	$508	$-	$550
Restructured non-accruing	-	-	-	-	-	-
Balance	$42	$-	$-	$508	$-	$550

Specific allowance	$39	$-	$-	$-	$-	$39

Restructured and subsequently defaulted	$-	$-	$479	$-	$-	$479

Other Real Estate Owned

Other real estate owned totaled $2.3 million and $1.9 million at December 31, 2017 and 2016, respectively.  At December 31, 2017, $1.5 million of the other real estate owned was comprised of consumer mortgage loans.

Note 6 – Premises and Equipment

Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2017	2016
Land	$10,160	$10,160
Buildings and leasehold improvements	64,278	62,215
Equipment	37,452	35,152
Total premises and equipment	111,890	107,527
Less: accumulated depreciation and amortization	(57,129)	(53,965)
Net premises and equipment	$54,761	$53,562

Depreciation and amortization expense for premises and equipment amounted to $5.3 million, $5.3 million and $4.6 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

Total rental expense of premises and equipment, net of rental income, for the years ended December 31, 2017, 2016 and 2015 was $7.9 million, $7.6 million, and $7.3 million, respectively. Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises.

Future minimum lease payments, including any additional rents due to escalation clauses, for all non-cancelable operating leases within the years ending December 31 are presented in the table below:

Operating
(In thousands)	Leases
2018	$6,490
2019	6,375
2020	6,042
2021	5,339
2022	4,519
Thereafter	15,479
Total minimum lease payments	$44,244

Note 7 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2017			Weighted	2016			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Other identifiable intangibles	$786	$(206)	$580	13.1 years	$786	$(106)	$680	13.8 years
Total amortizing intangible assets	$786	$(206)	$580		$786	$(106)	$680

Goodwill	$85,768		$85,768		$85,768		$85,768

The following table presents the net carrying amount of goodwill by segment for the periods indicated:
	Community		Investment
(In thousands)	Banking	Insurance	Management	Total
Balance December 31, 2015	$69,991	$5,191	$8,989	$84,171
Purchase of insurance agency	-	1,597	-	1,597
Balance December 31, 2016	69,991	6,788	8,989	85,768
No Activity	-	-	-	-
Balance December 31, 2017	$69,991	$6,788	$8,989	$85,768

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2018	$95
2019	83
2020	66
2021	60
Thereafter	276
Total amortizing intangible assets	$580

Note 8  – Deposits

The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2017	2016
Noninterest-bearing deposits	$1,264,392	$1,138,139
Interest-bearing deposits:
Demand	658,716	615,058
Money market savings	1,030,432	927,837
Regular savings	321,171	310,471
Time deposits of less than $100,000	293,201	258,621
Time deposits of $100,000 or more	395,750	327,418
Total interest-bearing deposits	2,699,270	2,439,405
Total deposits	$3,963,662	$3,577,544

Demand deposit overdrafts reclassified as loan balances were $2.0 million and $1.3 million at December 31, 2017 and 2016, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2018	$365,533
2019	187,407
2020	71,325
2021	28,914
Thereafter	35,772
Total time deposits	$688,951

The Company's time deposits of $100,000 or more represented 9.0% of total deposits at December 31, 2017 and are presented by maturity in the following table:

	Months to Maturity
	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	to 12	12	Total
Time deposits--$100 thousand or more	$33,046	$68,127	$111,421	$183,156	$395,750

Interest expense on time deposits of $100,000 or more amounted to $4.5 million, $3.2 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Deposits received in the ordinary course of business from the directors and officers of the Company amounted to $29.9 million and $26.7 million for the years ended December 31, 2017 and 2016, respectively

Note 9 – Borrowings

Information relating to retail repurchase agreements and other short-term borrowings is presented in the following table at and for the years ending December 31:

	2017		2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Retail repurchase agreements	$119,359	0.24%	$125,119	0.24%	$109,145	0.23%
Average for the Year:
Retail repurchase agreements	$133,356	0.25%	$120,711	0.24%	$110,776	0.23%
Maximum Month-end Balance:
Retail repurchase agreements	$147,459		$139,325		$128,511

The Company pledges U.S. Agencies and Corporate securities, based upon their market values, as collateral for 102.5% of the principal and accrued interest of its retail repurchase agreements.

At December 31, 2017, the Company has an available line of credit for $1.6 billion with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $1.6 billion based on pledged collateral at prevailing market interest rates with $765.8 million borrowed against it at December 31, 2017.  At December 31, 2016, lines of credit totaled $1.4 billion under which $1.4 billion was available based on pledged collateral with $790.0 million borrowed against it as of December 31, 2016.  Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $805.7 million, commercial loans amounting to $1.2 billion, home equity lines of credit (“HELOC”) amounting to $281.0 million and multifamily loans amounting to $83.0 million at December 31, 2017 as collateral under the borrowing agreement with the FHLB.  At December 31, 2016 the Company had pledged collateral of qualifying mortgage loans of $725.1 million, commercial loans of $1.0 billion, HELOC loans of $307.2 million and multifamily loans of $60.4 million under the FHLB borrowing agreement.  The Company also had lines of credit available from the Federal Reserve and correspondent banks of $359.7 million and $369.4 million at December 31, 2017 and 2016, respectively, collateralized by loans and state and municipal securities. In addition, the Company had unsecured lines of credit with correspondent banks of $70.0 million and $70.0 million at December 31, 2017 and 2016.  At December 31, 2017 there were no outstanding borrowings against these lines of credit.

Advances from FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2017		2016
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amounts	Rate	Amounts	Rate
Maturity:
One year	$575,000	1.43%	$470,000	0.65%
Two years	80,000	3.50	150,000	2.40
Three years	100,833	3.13	80,000	3.50
Four years	10,000	3.49	80,000	3.54
Five years	-	-	10,000	3.49
After five years	-	-	-	-
Total advances from FHLB	$765,833	1.89	$790,000	1.60

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

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004.  Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock.  The Company has reserved 45,000 authorized but unissued shares of common stock for purchase under the plan.  Purchases are made at the fair market value of the stock on the purchase date.  At December 31, 2017, there were 25,291 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which was authorized on July 1, 2011.  The Company has reserved 300,000 authorized but unissued shares of common stock for purchase under the current version of the plan.  Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month.  The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors.  At December 31, 2017, there were 138,577 shares available for issuance under this plan.

The Company’s 2015 stock repurchase plan expired on August 31, 2017. The program permitted the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares. Under the recently expired repurchase program a total of 736,139 shares of common stock were repurchased for a total cost of $19.2 million.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2017, the Bank could have paid additional dividends of $34.8 million to its parent company without regulatory approval.  In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million, of which $30 million was outstanding at December 31, 2016. The loan was fully repaid during 2017. There were no other loans outstanding between the Bank and the Company at December 31, 2017 and 2016, respectively.

Note 12 – Share Based Compensation

At December 31, 2017, the Company had two share-based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”).  The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised.  The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,340,359 shares are available for issuance at December 31, 2017, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the years ended December 31 are presented in the following table:

	2017	2016	2015
Dividend yield	2.45%	3.48%	3.40%
Weighted average expected volatility	40.27%	41.54%	42.98%
Weighted average risk-free interest rate	2.14%	1.42%	1.42%
Weighted average expected lives (in years)	5.67	5.71	5.42
Weighted average grant-date fair value	$13.42	$7.75	$7.63

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience. The Company recognized forfeitures as they occur.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. Compensation expense of $2.1 million, $1.9 million, and $1.9 million was recognized for the years ended December 31, 2017, 2016 and 2015, respectively, related to the awards of stock options and restricted stock grants.  The intrinsic value for the stock options exercised was $0.7 million, $0.6 million, and $0.5 million in the years ended December 31, 2017, 2016 and 2015, respectively. The total of unrecognized compensation cost related to stock options was approximately $0.2 million as of December 31, 2017.  That cost is expected to be recognized over a weighted average period of approximately 1.8 years.  The total of unrecognized compensation cost related to restricted stock was approximately $4.3 million as of December 31, 2017.  That cost is expected to be recognized over a weighted average period of approximately 3.0 years.  The fair value of the options vested during the years ended December 31, 2017, 2016 and 2015, was $0.2 million, $0.2 million and $0.2 million, respectively.

In the first quarter of 2017, 12,941 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  The Company granted 48,338 shares of restricted stock in the first quarter of 2017, which are subject to a five year vesting schedule with one fifth of the shares vesting on April 1st of each year. An additional 6,873 shares of performance based restricted stock grants were also approved as part of the restricted shares granted in the first quarter. The performance shares are subject to cliff vesting after three years based on the relative performance of the Company’s stock in comparison to a selected peer group. Vesting can vary from 0-150% of the target grant based on the results of the Company’s stock performance. There were no additional stock options or shares of restricted stock granted during the remainder of 2017.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2017	108,503	$22.46		$1,902
Granted	12,941	$42.48
Exercised	(30,567)	$19.39		$669
Forfeited or expired	(3,577)	$30.07
Balance at December 31, 2017	87,300	$26.22	3.5	$1,160
Exercisable at December 31, 2017	56,815	$22.42	2.5	$943

Weighted average fair value of options
granted during the year		$13.42

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2017	212,646	$25.19
Granted	55,211	$42.48
Vested	(70,382)	$23.77
Forfeited	(8,440)	$27.42
Restricted stock at December 31, 2017	189,035	$30.67

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

The Plan’s funded status at December 31 is as follows:

(In thousands)	2017	2016
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$40,783	$39,416
Interest cost	1,640	1,657
Actuarial loss (gain)	(32)	251
Benefit payments	(1,945)	(1,248)
Increase related to change in assumptions	2,995	707
Projected obligation at December 31	43,441	40,783
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	36,020	30,683
Actual return on plan assets	4,971	755
Contribution	2,200	5,830
Benefit payments	(1,945)	(1,248)
Fair value of plan assets at December 31	41,246	36,020

Funded status at December 31	$(2,195)	$(4,763)

Accumulated benefit obligation at December 31	$43,441	$40,783

Unrecognized net actuarial loss	$12,487	$13,689
Net periodic pension cost not yet recognized	$12,487	$13,689

Weighted-average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2017	2016	2015
Discount rate	3.65%	4.15%	4.26%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2017	2016	2015
Interest cost on projected benefit obligation	$1,640	$1,657	$1,629
Expected return on plan assets	(1,985)	(1,614)	(1,622)
Recognized net actuarial loss	1,181	1,164	1,032
Net periodic benefit cost	$836	$1,207	$1,039

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:
	2017	2016	2015
Discount rate	4.15%	4.26%	3.91%
Expected return on plan assets	6.00%	5.00%	5.00%
Rate of compensation increase	N/A	N/A	N/A

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

Unrecognized
Net
(In thousands)	Loss
Included in accumulated other comprehensive loss at January 1, 2015	$14,774
Additions during the year	1,955
Reclassifications due to recognition as net periodic pension cost	(1,032)
Decrease related to change in assumptions	(2,659)
Included in accumulated other comprehensive loss as of December 31, 2015	13,038
Additions during the year	1,108
Reclassifications due to recognition as net periodic pension cost	(1,164)
Increase related to change in assumptions	707
Included in accumulated other comprehensive loss as of December 31, 2016	13,689
Reductions during the year	(3,016)
Reclassifications due to recognition as net periodic pension cost	(1,181)
Increase related to change in assumptions	2,995
Included in accumulated other comprehensive loss as of December 31, 2017	12,487
Applicable tax effect	(4,943)
Included in accumulated other comprehensive loss net of tax effect at December 31, 2017	$7,544

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$679

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2017	2016	2015
Net actuarial loss	$12,487	$13,689	$13,038
Net periodic benefit cost not yet recognized	$12,487	$13,689	$13,038

Pension Plan Assets

The Company’s pension plan weighted average allocations at December 31 are presented in the following table:

	2017	2016
Asset Category:
Cash and certificates of deposit	-%	2.6%
Equity Securities	15.6	71.2
Mutual Funds	84.4	26.2
Total pension plan assets	100.0%	100.0%

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

Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and the Company’s financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis. During 2017, management initiated a shift in target allocations for plan assets towards fixed income securities in order to more closely align expected cash outflows with its funding source. This asset allocation has been set after taking into consideration the Plan’s current frozen status and the possibility of partial plan terminations over the intermediate term.

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 70% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets.  Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased.  The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio.  Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years.  Fixed income investments must carry an “A” or better rating by a recognized credit rating agency.  Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio.  The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited.  Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted.  Foreign currency-denominated debt instruments are not permitted. At December 31, 2017, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance.  Investment performance is measured against industry accepted benchmarks.  The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values

The fair values of the Company’s pension plan assets by asset category at December 31 are presented in the following tables:

	2017
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Money market funds	$-	$-	$-	$-
Mutual funds:
Large cap U.S. equity funds	1,299	1,309	-	2,608
Small/Mid cap U.S. equity funds	-	867	-	867
International equity funds	2,980	-	-	2,980
Short-term fixed income funds	-	1,220	-	1,220
Fixed income funds	4,574	28,997	-	33,571
Total mutual funds	8,853	32,393	-	41,246
Total pension plan assets	$8,853	$32,393	$-	$41,246

	2016
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Money market funds	$-	$925	$-	$925
Mutual funds:
Large cap U.S. equity funds	7,189	10,168	-	17,357
Small/Mid cap U.S. equity funds	2,288	2,140	-	4,428
International equity funds	2,053	1,806	-	3,859
Short-term fixed income funds	-	9,451	-	9,451
Total mutual funds	11,530	23,565	-	35,095
Total pension plan assets	$11,530	$24,490	$-	$36,020

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan. After consideration of these factors, the Company made a contribution of $2.2 million in 2017. Management continues to monitor the funding level of the pension plan and may make contributions as necessary during 2018.

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December 31 are presented in the following table:

Pension
(In thousands)	Benefits
2018	$2,510
2019	2,000
2020	1,800
2021	2,560
2022	2,450
2023 - 2027	13,890

Cash and Deferred Profit Sharing Plan

The Sandy Spring Bank 401(k) Plan includes a 401(k) provision with a Company match. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service.  Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations.  The Company matching contribution vests immediately.  The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan.  The Company’s matching contribution to the 401(k) Plan that are included in non-interest expenses totaled $2.0 million, $2.0 million, and $2.0 million in 2017, 2016 and 2015, respectively.

Executive Incentive Retirement Plan

The Executive Incentive Retirement Plan is a non-qualified deferred compensation defined contribution plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. This level of performance is determined annually by the board of directors.  Benefit costs related to the Plan included in non-interest expense for 2017, 2016 and 2015 were $0.4 million, $0.3 million, and $0.2 million, respectively.

Note 14 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2017	2016	2015
Letter of credit fees	$847	$888	$790
Extension fees	568	559	503
Other income	4,916	5,312	5,521
Total other non-interest income	$6,331	$6,759	$6,814

(In thousands)	2017	2016	2015
Professional fees	$4,492	$4,840	$4,819
Other real estate owned	17	19	76
Postage and delivery	1,179	1,155	1,173
Communications	1,502	1,583	1,587
Loss on FHLB redemption	1,275	3,167	-
Other expenses	11,171	9,998	10,896
Total other non-interest expense	$19,636	$20,762	$18,551

Note 15 – Income Taxes

The following table provides the components of income tax expense for the years ended December 31:

(In thousands)	2017	2016	2015
Current income taxes:
Federal	$22,355	$18,699	$17,890
State	5,146	4,692	4,140
Total current	27,501	23,391	22,030
Deferred income taxes:
Federal	6,973	516	10
State	252	(167)	(13)
Total deferred	7,225	349	(3)
Total income tax expense	$34,726	$23,740	$22,027

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

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:
(In thousands)	2017	2016
Deferred Tax Assets:
Allowance for loan losses	$12,024	$17,517
Employee benefits	1,398	2,034
Pension plan OCI	3,318	5,433
Deferred loan fees and costs	416	457
Non-qualified stock option expense	429	555
Losses on other real estate owned	42	43
Other than temporary impairment	217	322
Loan and deposit premium/discount	91	187
Reserve for recourse loans	133	199
Merger Expenses	299	-
Other	7	9
Gross deferred tax assets	18,374	26,756

Deferred Tax Liabilities:
Unrealized gains on investments available-for-sale	(307)	(1,065)
Pension plan costs	(2,735)	(3,550)
Depreciation	(1,852)	(1,179)
Intangible assets	(1,264)	(1,721)
Bond accretion	(146)	(133)
Other	(204)	(155)
Gross deferred tax liabilities	(6,508)	(7,803)
Net deferred tax asset	$11,866	$18,953

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2017		2016		2015
		Percentage of		Percentage of		Percentage of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$30,776	35.0%	$25,194	35.0%	$23,584	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(3,929)	(4.5)	(3,606)	(5.0)	(3,457)	(5.1)
Bank-owned life insurance	(841)	(0.9)	(862)	(1.1)	(900)	(1.3)
State income taxes, net of federal income tax benefits	3,508	4.0	2,965	4.1	2,687	4.0
Federal tax rate change	5,544	6.3	-	-	-	-
Other, net	(332)	(0.4)	49	-	113	0.1
Total income tax expense and rate	$34,726	39.5%	$23,740	33.0%	$22,027	32.7%

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21% for years beginning on or after January 1, 2018.  The Company recorded a provisional amount to deferred tax expense of $5.5 million, which was primarily due to a re-measurement of deferred tax assets and liabilities at the newly enacted rate. Certain deferred tax assets and liabilities were re-measured based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company is analyzing certain aspects of the Act along with the recently issued FASB guidance on reclassification of the tax effects stranded in OCI, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.

Note 16 – Net Income per Common Share

The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2017	2016	2015
Net income	$53,209	$48,250	$45,355

Basic:
Basic weighted average EPS shares	24,175	24,120	24,609

Basic net income per share	$2.20	$2.00	$1.84

Diluted:
Basic weighted average EPS shares	24,175	24,120	24,609
Dilutive common stock equivalents	32	29	89
Dilutive EPS shares	24,207	24,149	24,698

Diluted net income per share	$2.20	$2.00	$1.84

Anti-dilutive shares	3	3	7

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2015	$8,078	$(8,901)	$(823)
Period change, net of tax	(1,512)	1,038	(474)
Balance at December 31, 2015	6,566	(7,863)	(1,297)
Period change, net of tax	(4,924)	(393)	(5,317)
Balance at December 31, 2016	1,642	(8,256)	(6,614)
Period change, net of tax	(955)	712	(243)
Balance at December 31, 2017	$687	$(7,544)	$(6,857)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$1,273	$1,932	$36
Income before taxes	1,273	1,932	36
Tax expense	504	770	14
Net income	$769	$1,162	$22

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial gain (loss) (1)	$(1,181)	$(651)	$1,736
Income before taxes (benefit)	(1,181)	(651)	1,736
Tax expense (benefit)	(467)	(258)	698
Net income (loss)	$(714)	$(393)	$1,038
(1)	This amount is included in the computation of net periodic benefit cost, see Note 13

NOTE 18 – Financial Instruments with Off-balance Sheet Risk and Derivatives

In the normal course of business, the Company has various outstanding credit commitments that are not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Company's clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Company's lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized.  Collateral held varies, but may include residential real estate, commercial real estate, property and equipment, inventory and accounts receivable.  Commitments do not necessarily represent future cash requirements as a portion of the commitments have some reduced likelihood of being exercised.  Additionally, many of the commitments are subject to annual reviews, material change clauses or requirements for inspections prior to draw funding that could result in a curtailment of the funding commitments.

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2017	2016
Commercial real estate development and construction	$390,646	$334,552
Residential real estate-development and construction	130,751	97,524
Real estate-residential mortgage	18,238	22,970
Lines of credit, principally home equity and business lines	1,044,949	949,939
Standby letters of credit	62,937	68,748
Total Commitments to extend credit and available credit lines	$1,647,521	$1,473,733

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Any amounts due to the Company will be expected to be collected from the borrower.   Management reviews this credit exposure on a monthly basis.  At December 31, 2017 and 2016, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance and therefore no component of credit loss was factored into the valuation of the swaps.  A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2017
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$8,894	$(707)	5.2	2.54%	5.42%
Pay Variable/Receive Fixed Swaps	8,894	707	5.2	5.42%	2.54%
Total Swaps	$17,788	$-	5.2	3.98%	3.98%

	2016
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$9,433	$(1,010)	6.3	1.86%	5.38%
Pay Variable/Receive Fixed Swaps	9,433	1,010	6.3	5.38%	1.86%
Total Swaps	$18,866	$-	6.3	3.62%	3.62%

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

In 2014, as a result of an adverse jury verdict the Company accrued $6.5 million for litigation expenses associated with the actions of an employee from an institution that was acquired in 2012.  During 2015, as a result of a settlement of all claims, including claims for a contribution from its insurer relating to this litigation, the Company reversed $4.5 million in previously accrued litigation expenses.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the December 31 for the years indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2017
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Residential mortgage loans held for sale	$-	$9,848	$-	$9,848
Investments available-for-sale:
U.S. government agencies	-	106,568	-	106,568
State and municipal	-	312,253	-	312,253
Mortgage-backed	-	300,040	-	300,040
Corporate debt	-	-	9,432	9,432
Trust preferred	-	-	1,002	1,002
Marketable equity securities	-	212	-	212
Interest rate swap agreements	-	707	-	707

Liabilities
Interest rate swap agreements	$-	$(707)	$-	$(707)

	2016
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Residential mortgage loans held for sale	$-	$13,222	$-	$13,222
Investments available-for-sale:
U.S. government agencies	-	121,790	-	121,790
State and municipal	-	287,684	-	287,684
Mortgage-backed	-	312,711	-	312,711
Corporate debt	-	-	9,134	9,134
Trust preferred	-	-	1,012	1,012
Marketable equity securities	-	1,223	-	1,223
Interest rate swap agreements	-	1,010	-	1,010

Liabilities
Interest rate swap agreements	$-	$(1,010)	$-	$(1,010)

The fair value of investments transferred or that are purchased and placed in Level 3 is estimated by discounting the expected future cash flows using the current rates for investments with similar credit ratings and similar remaining maturities.  Expected cash flows were projected based on contractual cash flows.

The following table provides activity of assets reported as Level 3 for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2017	$10,146
Sales of Level 3 assets	(158)
Total unrealized gains included in accumulated other comprehensive loss	446
Balance at December 31, 2017	$10,434

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31 for the year indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2017
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$8,474	$8,474	$(11,806)
Other real estate owned	-	-	2,253	2,253	(158)
Total	$-	$-	$10,727	$10,727	$(11,964)

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

At December 31, 2017, impaired loans totaling $20.8 million were written down to fair value of $16.8 million as a result of specific loan loss allowances of $4.0 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $24.1 million were written down to fair value of $19.3 million at December 31, 2016 as a result of specific loan loss allowances of $4.8 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:
			Fair Value Measurements
	2017		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$45,518	$45,518	$-	$45,518	$-
Loans, net of allowance	4,268,991	4,320,719	-	-	4,320,719
Other assets	95,730	95,730	-	95,730	-

Financial Liabilities
Time deposits	$688,951	$684,139	$-	$684,139	$-
Securities sold under retail repurchase agreements and
federal funds purchased	119,359	119,359	-	119,359	-
Advances from FHLB	765,833	769,860	-	769,860	-

			Fair Value Measurements
	2016		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$46,094	$46,094	$-	$46,094	$-
Loans, net of allowance	3,883,741	3,933,700	-	-	3,933,700
Other assets	93,328	93,328	-	93,328	-

Financial Liabilities
Time deposits	$586,039	$584,868	$-	$584,868	$-
Securities sold under retail repurchase agreements and
federal funds purchased	125,119	125,119	-	125,119	-
Advances from FHLB	790,000	800,756	-	800,756	-
Subordinated debentures	30,000	29,985	-	-	29,985

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at December 31, 2017 and 2016, respectively, as determined by each insurance carrier.  The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

Long-term borrowings: The fair value of the Federal Home Loan Bank of Atlanta advances and subordinated debentures was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.  The Company's credit risk is not material to calculation of fair value because these borrowings are collateralized. The Company classifies advances from the Federal Home Loan Bank of Atlanta within Level 2 of the fair value hierarchy since the fair value of such borrowings is based on rates currently available for borrowings with similar terms and remaining maturities. Subordinated debentures were classified as Level 3 in the fair value hierarchy due to the lack of market activity of such instruments.

Accrued interest payable: The carrying value of accrued interest payable approximates fair value due to the short-term duration and has been excluded from the previous table.

Note 21 – Parent Company Financial Information

Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statement of Condition
	December 31,
(In thousands)	2017	2016
Assets
Cash and cash equivalents	$13,237	$10,869
Investments available-for-sale (at fair value)	9,644	10,357
Investment in subsidiary	541,062	513,083
Loan to subsidiary	-	30,000
Other assets	304	515
Total assets	$564,247	$564,824

Liabilities
Subordinated debentures	$-	$30,000
Accrued expenses and other liabilities	431	1,252
Total liabilities	431	31,252
Stockholders’ Equity
Common stock	23,996	23,901
Additional paid in capital	168,188	165,871
Retained earnings	378,489	350,414
Accumulated other comprehensive loss	(6,857)	(6,614)
Total stockholders’ equity	563,816	533,572
Total liabilities and stockholders’ equity	$564,247	$564,824

Statements of Income
	Year Ended December 31,
(In thousands)	2017	2016	2015
Income:
Cash dividends from subsidiary	$25,420	$43,975	$42,580
Other income	1,832	2,476	995
Total income	27,252	46,451	43,575
Expenses:
Interest	12	944	899
Other expenses	970	1,139	1,123
Total expenses	982	2,083	2,022
Income before income taxes and equity in undistributed income of subsidiary	26,270	44,368	41,553
Income tax expense (benefit)	331	78	(308)
Income before equity in undistributed income of subsidiary	25,939	44,290	41,861
Equity in undistributed income of subsidiary	27,270	3,960	3,494
Net income	$53,209	$48,250	$45,355

Statements of Cash Flows
	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$53,209	$48,250	$45,355
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(27,270)	(3,960)	(3,494)
Decrease in receivable from subsidiary bank	30,000	-	-
Share based compensation expense	2,164	2,139	1,979
Tax benefit from stock options exercised	-	125	350
Other-net	(4,028)	3,213	10
Net cash provided by operating activities	54,075	49,767	44,200
Cash Flows from Investing Activities:
Proceeds (purchases) of investment available-for-sale	3,179	(7,000)	(2,600)
Net cash provided/ (used) by investing activities	3,179	(7,000)	(2,600)
Cash Flows from Financing Activities:
Retirement of subordinated debt	(30,000)	(5,000)	-
Proceeds from issuance of common stock	1,200	1,580	1,174
Stock tendered for payment of withholding taxes	(952)	(683)	(687)
Repurchase of common stock	-	(13,273)	(22,624)
Dividends paid	(25,134)	(23,676)	(22,397)
Net cash used by financing activities	(54,886)	(41,052)	(44,534)
Net increase (decrease) in cash and cash equivalents	2,368	1,715	(2,934)
Cash and cash equivalents at beginning of year	10,869	9,154	12,088
Cash and cash equivalents at end of year	$13,237	$10,869	$9,154

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2017 and 2016, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2017, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2017:
Total Capital to risk-weighted assets
Company	$531,070	11.85%	$358,501	8.00%	N/A	N/A
Sandy Spring Bank	$508,514	11.38%	$357,352	8.00%	$446,690	10.00%
Tier 1 Capital to risk-weighted assets
Company	$485,814	10.84%	$268,875	6.00%	N/A	N/A
Sandy Spring Bank	$463,257	10.37%	$268,014	6.00%	$357,352	8.00%
Common Equity Tier 1 Capital to risk-
weighted assets
Company	$485,814	10.84%	$201,657	4.50%	N/A	N/A
Sandy Spring	$463,257	10.37%	$201,011	4.50%	$290,349	6.50%
Tier 1 Leverage
Company	$485,814	9.24%	$210,407	4.00%	N/A	N/A
Sandy Spring Bank	$463,257	8.82%	$210,006	4.00%	$262,508	5.00%

As of December 31, 2016:
Total Capital to risk-weighted assets
Company	$529,990	12.80%	$331,177	8.00%	N/A	N/A
Sandy Spring Bank	$508,593	12.33%	$330,023	8.00%	$412,529	10.00%
Tier 1 Capital to risk-weighted assets
Company	$485,923	11.74%	$248,383	6.00%	N/A	N/A
Sandy Spring Bank	$434,526	10.53%	$247,517	6.00%	$330,023	8.00%
Common Equity Tier 1 Capital to risk-
weighted assets
Company	$455,923	11.01%	$186,287	4.50%	N/A	N/A
Sandy Spring	$434,526	10.53%	$185,638	4.50%	$268,144	6.50%
Tier 1 Leverage
Company	$485,923	10.14%	$191,776	4.00%	N/A	N/A
Sandy Spring Bank	$434,526	9.09%	$191,304	4.00%	$239,130	5.00%

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2017, 2016 and 2015, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2017, 2016 and 2015, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.4 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2017, 2016 and 2015, respectively.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:
	2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$194,798	$2	$7	$(8)	$194,799
Interest expense	26,039	-	-	(8)	26,031
Provision for loan losses	2,977	-	-	-	2,977
Non-interest income	37,447	6,233	8,335	(772)	51,243
Non-interest expenses	119,607	5,533	4,731	(772)	129,099
Income before income taxes	83,622	702	3,611	-	87,935
Income tax expense	33,684	(399)	1,441	-	34,726
Net income	$49,938	$1,101	$2,170	$-	$53,209

Assets	$5,446,056	$8,873	$13,126	$(21,380)	$5,446,675

	2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$170,556	$3	$5	$(8)	$170,556
Interest expense	21,012	-	-	(8)	21,004
Provision for loan losses	5,546	-	-	-	5,546
Non-interest income	38,769	5,418	7,568	(713)	51,042
Non-interest expenses	114,368	5,097	4,306	(713)	123,058
Income before income taxes	68,399	324	3,267	-	71,990
Income tax expense	22,337	130	1,273	-	23,740
Net income	$46,062	$194	$1,994	$-	$48,250

Assets	$5,092,283	$7,732	$13,650	$(22,282)	$5,091,383

	2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$158,313	$1	$4	$(6)	$158,312
Interest expense	20,119	-	-	(6)	20,113
Provision (credit) for loan losses	5,371	-	-	-	5,371
Non-interest income	53,398	5,516	7,104	(16,117)	49,901
Non-interest expenses	122,183	5,189	4,092	(16,117)	115,347
Income before income taxes	64,038	328	3,016	-	67,382
Income tax expense	20,710	141	1,176	-	22,027
Net income	$43,328	$187	$1,840	$-	$45,355

Assets	$4,656,573	$5,542	$12,658	$(19,393)	$4,655,380

Note 24 – Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for the years ended December 31 is provided in the following tables:

	2017
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$45,958	$48,576	$49,589	$50,676
Interest expense	5,705	6,250	6,892	7,184
Net interest income	40,253	42,326	42,697	43,492
Provision for loan losses	194	1,322	934	527
Non-interest income	12,632	13,571	12,746	12,294
Non-interest expense	29,981	32,868	31,191	35,059
Income before income taxes	22,710	21,707	23,318	20,200
Income tax expense	7,598	6,966	8,229	11,933
Net income	$15,112	$14,741	$15,089	$8,267

Basic net income per share	$0.63	$0.61	$0.62	$0.34
Diluted net income per share	$0.63	$0.61	$0.62	$0.34

	2016
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$41,653	$41,803	$42,857	$44,243
Interest expense	5,531	5,071	5,126	5,276
Net interest income	36,122	36,732	37,731	38,967
Provision for loan losses	1,236	2,957	781	572
Non-interest income	13,363	12,751	12,584	12,344
Non-interest expense	32,317	30,871	29,326	30,544
Income before income taxes	15,932	15,655	20,208	20,195
Income tax expense	5,119	5,008	6,734	6,879
Net income	$10,813	$10,647	$13,474	$13,316

Basic net income per share	$0.45	$0.45	$0.56	$0.55
Diluted net income per share	$0.45	$0.44	$0.56	$0.55

Note 25 – acquisition of Washingtonfirst bankshares, inc.

On January 1, 2018 (“Acquisition Date”), the Company completed its acquisition of WashingtonFirst Bankshares, Inc. (“WashingtonFirst”) in a transaction valued at approximately $452 million in the aggregate, based on the Company’s volume-weighted average share price of $39.5051. Volume-weighted average share price represents a volume-weighted average price of the Company’s common stock on the Nasdaq Global Select Market, for the twenty trading day period ending on the fifth trading day before the closing of the acquisition. As of the Acquisition Date, WashingtonFirst was merged into the Company and WashingtonFirst’s wholly-owned subsidiary, WashingtonFirst Bank, was merged  with and into Sandy Spring Bank.

The Company issued an aggregate of 11,446,441 shares of the Company’s common stock in the transaction. At the effective date of the acquisition, Sandy Spring shareholders owned approximately 67.7% of the combined company and WashingtonFirst’s shareholders owned approximately 32.3% of the combined company.

WashingtonFirst was headquartered in Reston, Virginia, had 19 community banking offices throughout the Washington D.C. metropolitan region and more than $2.1 billion in assets as of December 31, 2017. In addition, WashingtonFirst provided wealth management services through its subsidiary, 1st Portfolio Wealth Advisors, and mortgage banking services through the bank’s subsidiary, WashingtonFirst Mortgage Corporation.

The acquisition of WashingtonFirst is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. Due to complexity of the fair value analysis and relatively short time frame between the Acquisition Date and financial statements issuance date, the valuation of acquired assets and assumed liabilities was not final as of the financial statements issuance date. The provisional amount of goodwill recognized was approximately $264 million. The estimated fair values of the acquired assets and assumed liabilities will be subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the closing date of acquisition. We anticipate to finalize the valuation by the end of the first quarter of 2018.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2017 Changes In Internal Controls Over Financial Reporting

No change occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2017.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

   Consolidated Statements of Condition at December 31, 2017 and 2016

   Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

   Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

   Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015

   Notes to the Consolidated Financial Statements

   Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

Exhibit No.	Description
3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065)
3(b)	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc. (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065)
3(c)	Bylaws of Sandy Spring Bancorp, Inc. (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3, SEC File No. 333-222910)
4(a)

No long-term debt instrument issued by the Company exceeds 10% of consolidated assets or is registered.  In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company will furnish the SEC copies of all long-term debt instruments and related agreements upon request.

10(a)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 27, 2005, SEC File No. 0-19065)
10(b)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended (incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065)
10(c)*	Form of Amendment to Directors’ Fee Deferral Agreement (incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065)
10(d)*	Sandy Spring Bank Directors’ Deferred Fee Plan (incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 2016, SEC File No. 0-19065)
10(e)*

Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065)

10(f)*

Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider (incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065)

10(g)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan (incorporated by reference to Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065)
10(h)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8, File No. 333-166808)
10(i)*	Sandy Spring Bank Executive Incentive Retirement Plan (incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065)
10(j)*	Sandy Spring Bancorp, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement filed on March 28, 2011, SEC File No. 0-19065)
10(k)*

Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis  Caceres (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065)

10(l)*

Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Joseph J. O’Brien, Jr. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065)

10(m)*

Second Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider dated January 1, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065)

10(n)*

Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Philip J. Mantua dated January 13, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065)

10(o)*

Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Joseph J. O’Brien, Jr. dated January 13, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065)

10(p)*

Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and R. Louis Caceres dated March 9, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065)

10(q)*

Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Ronald E. Kuykendall dated March 7, 2013 (incorporated by reference to Exhibit 10(t) to Form 10-K for the year ended December 31, 2013, SEC File No. 0-19065)

10(r)*	Sandy Spring Bancorp, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement filed on March 31, 2015, SEC File No. 0-19065)
10(s)*

Separation and Consulting Agreement by and between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Shaza L. Andersen dated December 29, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 2, 2018, SEC File No. 0-19065)

10(t)*

WashingtonFirst Bank Supplemental Executive Retirement Agreement effective October 1, 2014 between WashingtonFirst Bank and Joseph S. Bracewell (incorporated by reference to Exhibit 10.17 to Form 8-K filed by WashingtonFirst Bankshares, Inc. on October 17, 2014, SEC File No. 001-35768)

10(u)*

WashingtonFirst Bank Supplemental Executive Retirement Agreement effective October 1, 2014 between WashingtonFirst Bank and Shaza L. Andersen (incorporated by reference to Exhibit 10.13 to Form 8-K filed by WashingtonFirst Bankshares, Inc. on April 29, 2014, SEC File No. 001-35768)

21	Subsidiaries
23(a)	Consent of Ernst and Young LLP
31(a)	Rule 13a-14(a)/15d-14(a) Certification
31(b)	Rule 13a-14(a)/15d-14(a) Certification
32(a)	18 U.S.C. Section 1350 Certification
32(b)	18 U.S.C. Section 1350 Certification
101

The following materials from the Sandy Spring Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) related notes.

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(b) of this Report.

Item 16. FORM 10-K SUMMARY None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 23, 2018.

	Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
	/s/ Daniel J. Schrider	/s/ Philip J. Mantua
	Daniel J. Schrider	Philip J. Mantua
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

	Signature	Title

	/s/ Shaza L. Andersen	Director
Shaza L. Andersen

	/s/ Joseph S. Bracewell	Director
Joseph S. Bracewell

	/s/ Ralph F. Boyd, Jr.	Director
Ralph F. Boyd, Jr.

	/s/ Mark E. Friis	Director
Mark E. Friis

	/s/ Robert E. Henel, Jr.	Director
Robert E. Henel, Jr.

	/s/ Pamela A. Little	Director
Pamela A. Little

	/s/ James J. Maiwurm	Director
James J. Maiwurm

	/s/ Mark C. Michael	Director
Mark C. Michael

	/s/ Gary G. Nakamoto	Director
Gary G. Nakamoto

	/s/ Robert L. Orndorff	Director
Robert L. Orndorff

	/s/ Joe R. Reeder	Director
Joe R. Reeder

	/s/ Craig A. Ruppert	Director
Craig A. Ruppert

	/s/ Mona Abutaleb Stephenson	Director
Mona Abutaleb Stephenson

	/s/ Dennis A. Starliper	Director
Dennis A. Starliper