Form 10-K/A
period 2017-12-31
SANDY SPRING BANCORP INC
filed 2018-03-14
CIK 824410

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

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

Explanatory Statement to Form 10-K Amendment

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K of Sandy Spring Bancorp, Inc. for the year ended December 31, 2017, filed with the Securities Exchange Commission on March 3, 2017 (the “Original Form 10-K”). The sole purpose of this Amendment is refile Exhibit 23(a) to correct a typographical error in the identification of the registration statements referenced therein.

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

2

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

3

Exhibit No.	Description
3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065)
3(b)	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc. (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065)
3(c)	Bylaws of Sandy Spring Bancorp, Inc. (incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended December 31, 2017, SEC File No. 0-19065)
4(a)	No long-term debt instrument issued by the Company exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company will furnish the SEC copies of all long-term debt instruments and related agreements upon request.
10(a)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 27, 2005, SEC File No. 0-19065)
10(b)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended (incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065)
10(c)*	Form of Amendment to Directors’ Fee Deferral Agreement (incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065)
10(d)*	Sandy Spring Bank Directors’ Deferred Fee Plan (incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 2016, SEC File No. 0-19065)
10(e)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065)
10(f)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider (incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065)
10(g)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan (incorporated by reference to Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065)
10(h)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8, File No. 333-166808)
10(i)*	Sandy Spring Bank Executive Incentive Retirement Plan (incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065)
10(j)*	Sandy Spring Bancorp, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement filed on March 28, 2011, SEC File No. 0-19065)
10(k)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065)
10(l)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Joseph J. O’Brien, Jr. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065)
10(m)*	Second Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider dated January 1, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065)

4

10(n)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Philip J. Mantua dated January 13, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065)
10(o)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Joseph J. O’Brien, Jr. dated January 13, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065)
10(p)*	Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and R. Louis Caceres dated March 9, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065)
10(q)*	Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Ronald E. Kuykendall dated March 7, 2013 (incorporated by reference to Exhibit 10(t) to Form 10-K for the year ended December 31, 2013, SEC File No. 0-19065)
10(r)*	Sandy Spring Bancorp, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement filed on March 31, 2015, SEC File No. 0-19065)
10(s)*	Separation and Consulting Agreement by and between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Shaza L. Andersen dated December 29, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 2, 2018, SEC File No. 0-19065)
10(t)*	WashingtonFirst Bank Supplemental Executive Retirement Agreement effective October 1, 2014 between WashingtonFirst Bank and Joseph S. Bracewell (incorporated by reference to Exhibit 10.17 to Form 8-K filed by WashingtonFirst Bankshares, Inc. on October 17, 2014, SEC File No. 001-35768)
10(u)*	WashingtonFirst Bank Supplemental Executive Retirement Agreement effective October 1, 2014 between WashingtonFirst Bank and Shaza L. Andersen (incorporated by reference to Exhibit 10.13 to Form 8-K filed by WashingtonFirst Bankshares, Inc. on April 29, 2014, SEC File No. 001-35768)
21	Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2017, SEC File No. 0-19065)
23(a)	Consent of Ernst and Young LLP
31(a)	Rule 13a-14(a)/15d-14(a) Certification
31(b)	Rule 13a-14(a)/15d-14(a) Certification
32(a)	18 U.S.C. Section 1350 Certification
32(b)	18 U.S.C. Section 1350 Certification
101	The following materials from the Sandy Spring Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) related notes.

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(b) of this Report.

5

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider	Date: March 13, 2018
Daniel J. Schrider
President and Chief Executive Officer

6