Form 10-Q
period 2018-03-31
SANDY SPRING BANCORP INC
filed 2018-05-04
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Large accelerated filer X  Accelerated filer       Non-accelerated filer       Smaller reporting company x   Emerging growth company x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes            No   X

The number of outstanding shares of common stock outstanding as of April 30, 2018

Common stock, $1.00 par value – 35,504,707 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
March 31, 2018 and December 31, 2017	4

Condensed Consolidated Statements of Income - Unaudited for the Three Months
Ended March 31, 2018 and 2017	5

Condensed Consolidated Statements of Comprehensive Income – Unaudited for
the Three Months Ended March 31, 2018 and 2017	6

Condensed Consolidated Statements of Cash Flows – Unaudited for the Three
Months Ended March 31, 2018 and 2017	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Three Months Ended March 31, 2018 and 2017	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	58

Item 4. CONTROLS AND PROCEDURES	58

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	58

Item 1A. RISK FACTORS	58

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	58

Item 3. DEFAULTS UPON SENIOR SECURITIES	58

Item 4. MINE SAFETY DISCLOSURES	59

Item 5. OTHER INFORMATION	59

Item 6. EXHIBITS	59

SIGNATURES	60

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2017 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:

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

•       acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and costs savings from, and limit any unexpected liabilities associated with, any business combinations;

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Assets
Cash and due from banks	$64,064	$55,693
Federal funds sold	1,407	2,845
Interest-bearing deposits with banks	153,948	53,962
Cash and cash equivalents	219,419	112,500
Residential mortgage loans held for sale (at fair value)	28,486	9,848
Investments available-for-sale (at fair value)	977,224	729,507
Other equity securities	63,115	45,518
Total loans	6,061,551	4,314,248
Less: allowance for loan losses	(46,931)	(45,257)
Net loans	6,014,620	4,268,991
Premises and equipment, net	60,352	54,761
Other real estate owned	2,761	2,253
Accrued interest receivable	22,383	15,480
Goodwill	342,907	85,768
Other intangible assets, net	11,408	580
Other assets	152,243	121,469
Total assets	$7,894,918	$5,446,675

Liabilities
Noninterest-bearing deposits	$1,767,523	$1,264,392
Interest-bearing deposits	3,859,683	2,699,270
Total deposits	5,627,206	3,963,662
Securities sold under retail repurchase agreements and federal funds purchased	149,323	119,359
Advances from FHLB	1,011,109	765,833
Subordinated debentures	37,530	-
Accrued interest payable and other liabilities	55,142	34,005
Total liabilities	6,880,310	4,882,859

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 35,463,269 and 23,996,293 at March 31, 2018 and
December 31, 2017, respectively	35,463	23,996
Additional paid in capital	604,399	168,188
Retained earnings	392,364	378,489
Accumulated other comprehensive loss	(17,618)	(6,857)
Total stockholders' equity	1,014,608	563,816
Total liabilities and stockholders' equity	$7,894,918	$5,446,675

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Interest Income:
Interest and fees on loans and leases	$67,592	$40,223
Interest on loans held for sale	368	82
Interest on deposits with banks	357	90
Interest and dividends on investment securities:
Taxable	5,102	3,608
Exempt from federal income taxes	2,072	1,951
Interest on federal funds sold	13	4
Total interest income	75,504	45,958
Interest Expense:
Interest on deposits	6,959	2,488
Interest on retail repurchase agreements and federal funds purchased	108	76
Interest on advances from FHLB	5,078	3,129
Interest on subordinated debt	468	12
Total interest expense	12,613	5,705
Net interest income	62,891	40,253
Provision for loan losses	1,997	194
Net interest income after provision for loan losses	60,894	40,059
Non-interest Income:
Investment securities gains	63	2
Service charges on deposit accounts	2,259	1,964
Mortgage banking activities	2,207	608
Wealth management income	5,061	4,484
Insurance agency commissions	1,824	1,752
Income from bank owned life insurance	2,331	594
Bank card fees	1,370	1,145
Other income	2,003	2,083
Total non-interest income	17,118	12,632
Non-interest Expenses:
Salaries and employee benefits	23,912	17,801
Occupancy expense of premises	4,942	3,402
Equipment expenses	2,225	1,724
Marketing	1,148	663
Outside data services	1,397	1,392
FDIC insurance	1,193	805
Amortization of intangible assets	541	26
Merger expenses	8,958	-
Other expenses	5,325	4,168
Total non-interest expenses	49,641	29,981
Income before income taxes	28,371	22,710
Income tax expense	6,706	7,598
Net income	$21,665	$15,112

Net Income Per Share Amounts:
Basic net income per share	$0.61	$0.63
Diluted net income per share	$0.61	$0.63
Dividends declared per common share	$0.26	$0.26

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income	$21,665	$15,112
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(12,689)	1,502
Related income tax expense	3,321	(598)
Net investment gains reclassified into earnings	(63)	(2)
Related income tax expense	16	-
Net effect on other comprehensive income for the period	(9,415)	902

Defined benefit pension plan:
Recognition of unrealized loss	250	295
Related income tax benefit	(119)	(117)
Net effect on other comprehensive income for the period	131	178
Total other comprehensive income (loss)	(9,284)	1,080
Comprehensive income	$12,381	$16,192

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Operating activities:
Net income	$21,665	$15,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,990	1,980
Provision for loan losses	1,997	194
Stock based compensation expense	582	496
Tax benefits associated with share based compensation	34	239
Deferred income tax expense	(1,673)	(214)
Origination of loans held for sale	(47,975)	(34,895)
Proceeds from sales of loans held for sale	58,121	41,850
(Gains)/losses on sales of loans held for sale	(2,872)	924
(Gains)/losses on sales of other real estate owned	90	(17)
Investment securities gains	(63)	(2)
Net (increase)/decrease in accrued interest receivable	(397)	57
Net (increase)/decrease in other assets	11,407	(195)
Net increase/(decrease) in accrued expenses and other liabilities	(403)	6,076
Other – net	754	2,654
Net cash provided by operating activities	44,257	34,259
Investing activities:
(Purchases)/Proceeds of other equity securities	(700)	4,483
Purchases of investments available-for-sale	(497)	(105,028)
Proceeds from sales of investment available-for-sale	994	-
Proceeds from maturities, calls and principal payments of investments available-for-sale	23,975	25,296
Net increase in loans	(123,945)	(77,674)
Proceeds from the sales of other real estate owned	292	759
Proceeds from sales of loans previously held for investment	59,945	-
Acquisition of business activity, net of cash paid	32,552	-
Expenditures for premises and equipment	(2,842)	(1,131)
Net cash used in investing activities	(10,226)	(153,295)
Financing activities:
Net increase in deposits	52,702	221,654
Net increase in retail repurchase agreements and federal funds purchased	23,078	16,125
Proceeds from advances from FHLB	1,990,000	1,130,000
Repayment of advances from FHLB	(1,984,081)	(1,245,000)
Retirement of subordinated debt	-	(30,000)
Proceeds from issuance of common stock	456	276
Dividends paid	(9,267)	(6,275)
Net cash provided by financing activities	72,888	86,780
Net increase (decrease) in cash and cash equivalents	106,919	(32,256)
Cash and cash equivalents at beginning of period	112,500	134,125
Cash and cash equivalents at end of period	$219,419	$101,869

Supplemental disclosures:
Interest payments	$11,680	$5,936
Income tax payments	15	7
Transfer from loans to residential mortgage loans held for sale	60,043	12,374
Transfer from loans to other real estate owned	289	113

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2018	$23,996	$168,188	$378,489	$(6,857)	$563,816
Net income	-	-	21,665	-	21,665
Other comprehensive income, net of tax	-	-	-	(9,284)	(9,284)
Common stock dividends - $0.26 per share	-	-	(9,267)	-	(9,267)
Stock compensation expense	-	582	-	-	582
Common stock issued pursuant to:
Acquisition of WashingtonFirst
Bankshares, Inc. - 11,446,197 shares	11,446	435,194	-	-	446,640
Stock option plan - 12,353 shares	12	220	-	-	232
Employee stock purchase plan - 6,912 shares	7	217	-	-	224
Restricted stock - 1,514 shares	2	(2)	-	-	-
Reclassification of tax effects
from other comprehensive income	-	-	1,477	(1,477)	-
Balances at March 31, 2018	$35,463	$604,399	$392,364	$(17,618)	$1,014,608

Balance at January 1, 2017	$23,901	$165,871	$350,414	$(6,614)	$533,572
Net income	-	-	15,112	-	15,112
Other comprehensive income, net of tax	-	-	-	1,080	1,080
Common stock dividends - $0.26 per share	-	-	(6,275)	-	(6,275)
Stock compensation expense	-	496	-	-	496
Common stock issued pursuant to:
Stock option plan - 17,362 shares	17	283	-	-	300
Employee stock purchase plan - 4,431 shares	5	151	-	-	156
Restricted stock - 7,288 shares	7	(187)	-	-	(180)
Balances at March 31, 2017	$23,930	$166,614	$359,251	$(5,534)	$544,261

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Notes to the CONDENSED Consolidated Financial Statements - UNAUDITED

Note 1 – Significant Accounting Policies

Nature of Operations

Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”). The Bank offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia and the greater Washington D.C. market through its operation of 55 community offices and six financial centers across the region. The Bank also offers a comprehensive menu of insurance and wealth management services through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2018. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2017 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2017 Annual Report on Form 10-K.

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

Revenue from Contracts with Customers

The Company’s revenue includes net interest income on financial instruments and non-interest income. Specific categories of revenue are presented in the Condensed Consolidated Statements of Income. Most of the Company’s revenue is not within the scope of Accounting Standard Update (ASU) No. 2014-09 – Revenue from Contracts with Customers. For revenue within the scope of ASU 2014-09, the Company provides services to customers and has related performance obligations. The revenue is recognized upon satisfaction of all contractual performance obligations. The following discusses key revenue streams within the scope of the new revenue recognition guidance.

Wealth Management Income

West Financial Services, Inc., a subsidiary of the Bank, provides comprehensive investment management and financial planning services. Wealth management income is comprised of income for providing trust, estate and investment management services. Trust services include acting as a trustee for corporate or personal trusts. Investment management services include investment management, record-keeping and reporting of security portfolios. Fees for these services are recognized based on contractually agreed fixed percentage applied to net assets under management at the end of each reporting period. The Company does not charge/recognize any performance based fees.

Insurance Agency Commissions

Sandy Spring Insurance, the Company’s subsidiary, performs the function of an insurance intermediary by introducing the policyholder and insurer and is compensated by a commission fee for placement of an insurance policy. Sandy Spring Insurance does not provide any captive management services or any claim handling services. Commission fees are set as a percentage of the premium for the insurance policy for which the Sandy Spring Insurance is a producer. The Company recognizes revenue when the insurance policy has been contractually agreed to by the insurer and policyholder (at transaction date).

Service Charges on Deposit Accounts

Service charges on deposit accounts are earned on depository accounts for consumer and commercial account holders and include fees for account and overdraft services. Account services include fees for event-driven services and periodic account maintenance activities. The obligation for event-driven services is satisfied at the time of the event when service is delivered and revenue recognized as earned. Obligation for maintenance activities is satisfied over the course of each month and revenue recognized at month end. Obligation for overdraft services is satisfied at the time of the overdraft and revenue recognized as earned.

Loans Acquired with Deteriorated Credit Quality

Acquired loans with evidence of credit deterioration since their origination as of the date of the acquisition are recorded at their initial fair value.  Credit deterioration is determined based on the probability of collection of all contractually required principal and interest payments.  The historical allowance for loan and lease losses related to the acquired loans is not carried over to the Company.  The determination of credit quality deterioration as of the purchase date may include parameters such as past due and non-accrual status, commercial risk ratings, cash flow projections, type of loan and collateral, collateral value and recent loan-to-value ratios or appraised values.  For loans acquired with evidence of credit deterioration, the Company determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans, is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the purchase date, increases in expected cash flows over those expected at the purchase date are recognized prospectively as interest income over the remaining life of the loan as an adjustment to the accretable yield.  The present value of any decreases in expected cash flows after the purchase date is recognized as an impairment through addition to the valuation allowance.

Adopted Accounting Pronouncements

The FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic  606), in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company’s revenue is comprised of net interest income and non-interest income. The guidance does not apply to revenue associated with financial instruments, net interest income, mortgage origination and servicing activities, and gains and losses from securities. Accordingly, the majority of the Company’s revenues are not be affected. The following revenue streams were identified to be in scope of ASC 606: 1) wealth management income; 2) insurance agency commissions; and 3) service charges on deposit accounts. The Company adopted the standard on January 1, 2018. The Company’s accounting policies and revenue recognition principles did not change materially as the principles of ASC 606 are largely consistent with the current revenue recognition practices.

The FASB issued Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in February 2018. The guidance permits entities to reclassify from accumulated other comprehensive income (“OCI”) to retained earnings stranded income tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. The Company made the election to adopt this guidance during the first quarter of 2018 and reclassified $1.5 million of stranded income tax effects from OCI to retained earnings. The Company made the adjustment between OCI and retained earnings in the Condensed Consolidated Statements of Changes in Stockholders’ Equity as of the beginning of the current reporting period.

The FASB issued Update No. 2016-01, Financial Instruments – (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”, in January 2016.  This guidance amends the presentation and accounting for certain financial instruments, including liabilities measured at fair value under fair value option and equity investments. The guidance also updates fair value presentation and disclosure requirements for financial instruments measured at amortized cost. The Company adopted the guidance in the first quarter 2018 with no impact to retained earnings or other comprehensive income. The Company has no investments in marketable equity securities classified as available-for-sale accounted for at fair value. The Company’s marketable equity securities that do not have determinable fair values are measured at cost less any impairment. The Company’s existing accounting policy is similar to measurement alternative provided by the guidance, except the carrying value is adjusted through earnings for subsequent observable transactions in the same or similar investment. For purposes of disclosing fair values of financial instruments carried at amortized cost, we determined the fair values based on “exit price” as required by the guidance.

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

NOTE 2 - ACQUISITION OF WASHINGTONFIRST BANKSHARES, INC.

On January 1, 2018 (“Acquisition Date”), the Company completed its acquisition of WashingtonFirst Bankshares, Inc. (“WashingtonFirst”) in a transaction valued at approximately $447 million in the aggregate, based on the Company’s closing market price of $39.02 on December 29, 2017. The Company issued an aggregate of 11,446,197 shares of the Company’s common stock in the transaction. At the effective date of the acquisition, Sandy Spring shareholders owned approximately 67.7% and WashingtonFirst’s shareholders owned approximately 32.3% of the combined company. As of the Acquisition Date, WashingtonFirst was merged into the Company and WashingtonFirst’s wholly-owned subsidiary, WashingtonFirst Bank, was merged with and into Sandy Spring Bank.

WashingtonFirst, headquartered in Reston, Virginia, had 19 community banking offices throughout the Washington D.C. metropolitan region and more than $2.1 billion in assets as of December 31, 2017. In addition, WashingtonFirst provided wealth management services through its subsidiary, 1st Portfolio Wealth Advisors, and mortgage banking services through the bank’s subsidiary, WashingtonFirst Mortgage Corporation.

The acquisition of WashingtonFirst is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The provisional amount of goodwill recognized was approximately $257 million. The estimated fair values of the acquired assets and assumed liabilities will be subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the closing date of acquisition.

The consideration paid for WashingtonFirst's common equity and the provisional fair values of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

(In thousands)	January 1, 2018
Purchase Price:
Fair value of common shares issued (11,446,197 shares) based on Sandy Spring's share price of $39.02	$446,640
Cash for fractional shares	10
Total purchase price	$446,650

Identifiable assets:
Cash and cash equivalents	$32,497
Residential mortgage loans held for sale	25,789
Investment securities	302,321
Loans	1,683,683
Premises and equipment	4,602
Other Real Estate Owned	497
Accrued Interest Receivable	6,648
Other Intangible assets	11,370
Other Assets	33,764
Total identifiable assets	$2,101,171

Identifiable liabilities:
Deposits	$1,610,327
Borrowings	283,808
Other Liabilities	17,525
Total identifiable liabilities	$1,911,660

Provisional fair value of net assets acquired including identifiable intangible assets	189,511
Provisional resulting goodwill	$257,139

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	March 31, 2018				December 31, 2017
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$213,734	$1	$(5,431)	$208,304	$109,349	$-	$(2,781)	$106,568
State and municipal	328,324	3,918	(1,696)	330,546	306,109	6,313	(169)	312,253
Mortgage-backed	436,797	920	(9,573)	428,144	302,664	1,585	(4,209)	300,040
Corporate debt	9,100	252	-	9,352	9,100	332	-	9,432
Trust preferred	310	-	-	310	931	71	-	1,002
Total debt securities	988,265	5,091	(16,700)	976,656	728,153	8,301	(7,159)	729,295
Marketable equity securities	568	-	-	568	212	-	-	212
Total investments available-for-sale	$988,833	$5,091	$(16,700)	$977,224	$728,365	$8,301	$(7,159)	$729,507

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at March 31, 2018 are not the result of credit related events but due to changes in interest rates.   These declines in fair market value are considered temporary in nature and are expected to recover over time as these securities approach maturity.

The mortgage-backed securities portfolio at March 31, 2018 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($155.0 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($273.1 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time to allow for any anticipated recovery in fair value.

During the first quarter of 2018, the Company sold the pooled trust preferred security for an insignificant gain. This security had incurred credit related other-than-temporary impairment which was recognized in periods prior to 2017.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	March 31, 2018
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	57	$206,828	$2,208	$3,223	$5,431
State and municipal	116	109,344	1,652	44	1,696
Mortgage-backed	139	393,630	3,478	6,095	9,573
Total	312	$709,802	$7,338	$9,362	$16,700

	December 31, 2017
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	13	$106,568	$545	$2,236	$2,781
State and municipal	20	18,228	107	62	169
Mortgage-backed	46	221,621	402	3,807	4,209
Total	79	$346,417	$1,054	$6,105	$7,159

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

	March 31, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$40,224	$40,564	$12,789	$12,889
Due after one year through five years	265,558	267,383	180,109	184,264
Due after five years through ten years	278,570	273,027	228,484	227,688
Due after ten years	403,913	395,682	306,771	304,454
Total debt securities available for sale	$988,265	$976,656	$728,153	$729,295

At March 31, 2018 and December 31, 2017, investments available-for-sale with a book value of $649.3 million and $431.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2018 and December 31, 2017.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	March 31, 2018	December 31, 2017
Federal Reserve Bank stock	$13,349	$8,398
Federal Home Loan Bank of Atlanta stock	49,766	37,120
Total equity securities	$63,115	$45,518

Note 4 – LOANS

Outstanding loan balances at March 31, 2018 and December 31, 2017 are net of unearned income including net deferred loan costs of $1.2 million and $1.8 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2018	December 31, 2017
Residential real estate:
Residential mortgage	$992,287	$921,435
Residential construction	215,445	176,687
Commercial real estate:
Commercial owner occupied real estate	1,174,739	857,196
Commercial investor real estate	1,928,439	1,112,710
Commercial AD&C	564,871	292,443
Commercial business	652,797	497,948
Consumer	532,973	455,829
Total loans	$6,061,551	$4,314,248

The fair value of the financial assets acquired in the WashingtonFirst transaction included loans receivable with a gross amortized cost basis of $1.7 billion. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. Interest and credit fair value adjustments related to loans acquired without evidence of credit quality deterioration are accreted or amortized into interest income over the remaining expected lives of the loans. The specific credit adjustment on acquired credit impaired loans includes accretable and non-accretable components. Of the $7.3 million specific credit mark on acquired credit impaired loans, approximately $2.5 million is estimated to be an accretable adjustment recognized over the remaining expected lives of the loans and $4.7 million non-accretable adjustment.

In conjunction with the WashingtonFirst Bank merger, the acquired loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	January 1, 2018
Gross amortized cost basis at January 1, 2018	$1,697,760
Interest rate fair value adjustment	15,591
Credit fair value adjustment on pools of homogeneous loans	(22,421)
Credit fair value adjustment on purchased credit impaired loans	(7,247)
Fair value of acquired loan portfolio at January 1, 2018	$1,683,683

The following table presents the acquired credit impaired loans receivable as of the Acquisition Date:

(Dollars in thousands)	January 1, 2018
Contractual principal and interest at acquisition	$28,502
Contractual cash flows not expected to be collected (Nonaccretable yield)	(9,027)
Expected cash flows at acquisition	19,475
Interest component of expected cash flows (Accretable yield)	(2,511)
Fair value of purchased credit impaired loans	$16,964

The outstanding balance of purchased credit impaired loans receivable totaled $24.2 million and $23.1 million at January 1, 2018 and March 31, 2018, respectively. The fair value of purchased credit impaired loans was $17.3 million at March 31, 2018.

Activity for the accretable yield since the Acquisition Date was as follows:

Three Months Ended March 31, 2018
(Dollars in thousands)
Accretable yield at the beginning of the period	$-
Addition of accretable yield due to acquisitions	2,511
Accretion into interest income	(341)
Accretable yield at the end of the period.	$2,170

Note 5– CREDIT QUALITY ASSESSMENT

Allowance for Loan Losses

Summary information on the allowance for loan loss activity for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2018	2017
Balance at beginning of year	$45,257	$44,067
Provision for loan losses	1,997	194
Loan charge-offs	(477)	(482)
Loan recoveries	154	82
Net charge-offs	(323)	(400)
Balance at period end	$46,931	$43,861

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2018
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$8,711	$3,501	$14,970	$7,178		$2,383	$7,268	$1,246	$45,257
Provision (credit)	415	254	1,102	(172)		226	(190)	362	1,997
Charge-offs	(331)	-	-	-		(146)	-	-	(477)
Recoveries	9	62	8	-		47	22	6	154
Net recoveries (charge-offs)	(322)	62	8	-		(99)	22	6	(323)
Balance at end of period	$8,804	$3,817	$16,080	$7,006		$2,510	$7,100	$1,614	$46,931

Total loans and leases	$652,797	$564,871	$1,928,439	$1,174,739		$532,973	$992,287	$215,445	$6,061,551
Allowance for loans losses to total loans ratio	1.35%	0.68%	0.83%	0.60%		0.47%	0.72%	0.75%	0.77%

Balance of loans specifically evaluated for impairment	$7,944	$136	$5,813	$4,009	$	N/A	$2,891	$-	$20,793
Allowance for loans specifically evaluated for impairment	$3,096	$-	$1,255	$128	$	N/A	$-	$-	$4,479
Specific allowance to specific loans ratio	38.97%	-	21.59%	3.19%		N/A	-	-	21.54%

Balance of loans collectively evaluated	$644,853	$564,735	$1,922,626	$1,170,730		$532,973	$989,396	$215,445	$6,040,758
Allowance for loans collectively evaluated	$5,708	$3,817	$14,825	$6,878		$2,510	$7,100	$1,614	$42,452
Collective allowance to collective loans ratio	0.89%	0.68%	0.77%	0.59%		0.47%	0.72%	0.75%	0.70%

	For the Year Ended December 31,2017
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$7,539	$4,652	$12,939	$7,885		$2,828	$7,261	$963	$44,067
Provision (credit)	2,616	(1,254)	1,930	(459)		(57)	(56)	257	2,977
Charge-offs	(1,538)	-	-	(248)		(693)	(87)	-	(2,566)
Recoveries	94	103	101	-		305	150	26	779
Net recoveries (charge-offs)	(1,444)	103	101	(248)		(388)	63	26	(1,787)
Balance at end of period	$8,711	$3,501	$14,970	$7,178		$2,383	$7,268	$1,246	$45,257

Total loans and leases	$497,948	$292,443	$1,112,710	$857,196		$455,829	$921,435	$176,687	$4,314,248
Allowance for loan losses to total loans ratio	1.75%	1.20%	1.35%	0.84%		0.52%	0.79%	0.71%	1.05%

Balance of loans specifically evaluated for impairment	$8,105	$136	$5,575	$4,078	$	N/A	$2,915	$-	$20,809
Allowance for loans specifically evaluated for impairment	$3,220	$-	$663	$131	$	N/A	$-	$-	$4,014
Specific allowance to specific loans ratio	39.73%	-	11.89%	3.21%		N/A	-	-	19.29%

Balance of loans collectively evaluated	$489,843	$292,307	$1,107,135	$853,118		$455,829	$918,520	$176,687	$4,293,439
Allowance for loans collectively evaluated	$5,491	$3,501	$14,307	$7,047		$2,383	$7,268	$1,246	$41,243
Collective allowance to collective loans ratio	1.12%	1.20%	1.29%	0.83%		0.52%	0.79%	0.71%	0.96%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	March 31, 2018	December 31, 2017
Impaired loans with a specific allowance	$11,446	$11,693
Impaired loans without a specific allowance	9,347	9,116
Total impaired loans	$20,793	$20,809

Allowance for loan losses related to impaired loans	$4,479	$4,014
Allowance for loan losses related to loans collectively evaluated	42,452	41,243
Total allowance for loan losses	$46,931	$45,257

Average impaired loans for the period	$20,802	$23,179
Contractual interest income due on impaired loans during the period	$649	$2,314
Interest income on impaired loans recognized on a cash basis	$111	$754
Interest income on impaired loans recognized on an accrual basis	$46	$169

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	March 31, 2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,534	$-	$5,158	$-	$-	$9,692
Restructured accruing	863	-	-	-	-	863
Restructured non-accruing	111	-	-	780	-	891
Balance	$5,508	$-	$5,158	$780	$-	$11,446

Allowance	$3,096	$-	$1,255	$128	$-	$4,479

Impaired loans without a specific allowance
Non-accruing	$317	$-	$655	$1,292	$-	$2,264
Restructured accruing	447	-	-	485	883	1,815
Restructured non-accruing	1,672	136	-	1,452	2,008	5,268
Balance	$2,436	$136	$655	$3,229	$2,891	$9,347

Total impaired loans
Non-accruing	$4,851	$-	$5,813	$1,292	$-	$11,956
Restructured accruing	1,310	-	-	485	883	2,678
Restructured non-accruing	1,783	136	-	2,232	2,008	6,159
Balance	$7,944	$136	$5,813	$4,009	$2,891	$20,793

Unpaid principal balance in total impaired loans	$11,003	$1,248	$10,401	$6,299	$3,667	$32,618

	March 31, 2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$8,025	$136	$5,694	$4,044	$2,903	$20,802
Contractual interest income due on impaired loans during the period	$256	$89	$156	$105	$43
Interest income on impaired loans recognized on a cash basis	$51	$-	$4	$44	$12
Interest income on impaired loans recognized on an accrual basis	$27	$-	$-	$6	$13

	December 31, 2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,516	$-	$5,157	$-	$-	$9,673
Restructured accruing	1,129	-	-	-	-	1,129
Restructured non-accruing	108	-	-	783	-	891
Balance	$5,753	$-	$5,157	$783	$-	$11,693

Allowance	$3,220	$-	$663	$131	$-	$4,014

Impaired loans without a specific allowance
Non-accruing	$391	$-	$418	$1,318	$-	$2,127
Restructured accruing	273	-	-	496	890	1,659
Restructured non-accruing	1,688	136	-	1,481	2,025	5,330
Balance	$2,352	$136	$418	$3,295	$2,915	$9,116

Total impaired loans
Non-accruing	$4,907	$-	$5,575	$1,318	$-	$11,800
Restructured accruing	1,402	-	-	496	890	2,788
Restructured non-accruing	1,796	136	-	2,264	2,025	6,221
Balance	$8,105	$136	$5,575	$4,078	$2,915	$20,809

Unpaid principal balance in total impaired loans	$11,263	$1,248	$10,166	$6,331	$3,681	$32,689

	December 31, 2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,903	$137	$6,835	$5,336	$2,968	$23,179
Contractual interest income due on impaired loans during the period	$828	$333	$669	$400	$84
Interest income on impaired loans recognized on a cash basis	$204	$-	$24	$394	$132
Interest income on impaired loans recognized on an accrual basis	$111	$-	$-	$26	$32

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	March 31, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$6,634	$136	$5,813	$3,524	$3,244	$7,063	$174	$26,588
Loans 90 days past due	-	-	-	-	126	-	-	126
Restructured loans	1,310	-	-	485	-	883	-	2,678
Total non-performing loans	7,944	136	5,813	4,009	3,370	7,946	174	29,392
Other real estate owned	-	365	497	400	-	1,499	-	2,761
Total non-performing assets	$7,944	$501	$6,310	$4,409	$3,370	$9,445	$174	$32,153

	December 31, 2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$6,703	$136	$5,575	$3,582	$2,967	$7,196	$177	$26,336
Loans 90 days past due	-	-	-	-	-	225	-	225
Restructured loans	1,402	-	-	496	-	890	-	2,788
Total non-performing loans	8,105	136	5,575	4,078	2,967	8,311	177	29,349
Other real estate owned	39	365	-	400	-	1,449	-	2,253
Total non-performing assets	$8,144	$501	$5,575	$4,478	$2,967	$9,760	$177	$31,602

	March 31, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$3,834	$-	$727	$605	$2,061	$5,648	$587	$13,462
61-90 days	537	-	249	773	965	3,849	-	6,373
> 90 days	-	-	-	-	126	-	-	126
Total past due	4,371	-	976	1,378	3,152	9,497	587	19,961
Non-accrual loans	6,634	136	5,813	3,524	3,244	7,063	174	26,588
Loans acquired with deteriorated credit quality	2,268	-	17,573	2,337	1,383	12	-	23,573
Current loans	639,524	564,735	1,904,077	1,167,500	525,194	975,715	214,684	5,991,429
Total loans	$652,797	$564,871	$1,928,439	$1,174,739	$532,973	$992,287	$215,445	$6,061,551

	December 31, 2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$587	$-	$775	$414	$2,107	$6,100	$-	$9,983
61-90 days	-	-	-	-	106	3,103	-	3,209
> 90 days	-	-	-	-	-	225	-	225
Total past due	587	-	775	414	2,213	9,428	-	13,417
Non-accrual loans	6,703	136	5,575	3,582	2,967	7,196	177	26,336
Current loans	490,658	292,307	1,106,360	853,200	450,649	904,811	176,510	4,274,495
Total loans	$497,948	$292,443	$1,112,710	$857,196	$455,829	$921,435	$176,687	$4,314,248

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	March 31, 2018
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$635,564	$564,433	$1,901,769	$1,159,886	$4,261,652
Special Mention	2,492	302	3,576	5,262	11,632
Substandard	14,741	136	23,094	9,591	47,562
Doubtful	-	-	-	-	-
Total	$652,797	$564,871	$1,928,439	$1,174,739	$4,320,846

	December 31, 2017
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$482,924	$292,307	$1,103,480	$845,102	$2,723,813
Special Mention	2,443	-	3,517	5,505	11,465
Substandard	12,581	136	5,713	6,589	25,019
Doubtful	-	-	-	-	-
Total	$497,948	$292,443	$1,112,710	$857,196	$2,760,297

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	March 31, 2018
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$529,603	$984,341	$215,271	$1,729,215
Non-performing:
90 days past due	126	-	-	126
Non-accruing	3,244	7,063	174	10,481
Restructured loans	-	883	-	883
Total	$532,973	$992,287	$215,445	$1,740,705

	December 31, 2017
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$452,862	$913,124	$176,510	$1,542,496
Non-performing:
90 days past due	-	225	-	225
Non-accruing	2,967	7,196	177	10,340
Restructured loans	-	890	-	890
Total	$455,829	$921,435	$176,687	$1,553,951

During the three months ended March 31, 2018, the Company restructured an insignificant amount of loans that were designated as troubled debt restructurings.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2018 did not have significant specific reserves.  For the year ended December 31, 2017, the Company restructured $2.1 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2017 had specific reserves of $0.2 million at December 31, 2017.  The commitments to lend additional funds on loans that have been restructured at March 31, 2018 and December 31, 2017 were not significant.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Three Months Ended March 31, 2018
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$-	$-	$-	$-	$-	$-
Restructured non-accruing	14	-	-	-	-	14
Balance	$14	$-	$-	$-	$-	$14

Specific allowance	$14	$-	$-	$-	$-	$14

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2017
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$492	$-	$-	$-	$-	$492
Restructured non-accruing	1,019	-	-	540	-	1,559
Balance	$1,511	$-	$-	$540	$-	$2,051

Specific allowance	$247	$-	$-	$-	$-	$247

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $2.8 million and $2.3 million at March 31, 2018 and December 31, 2017, respectively. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2018.

Note 6 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	March 31, 2018			Weighted	December 31, 2017			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$10,678	$(485)	$10,193	9.8 years	$-	$-	$-	-
Other identifiable intangibles	1,271	(56)	1,215	11.2 years	786	(206)	580	13.1 years
Total amortizing intangible assets	$11,949	$(541)	$11,408		$786	$(206)	$580

Goodwill	$342,907		$342,907		$85,768		$85,768

During 2018, the acquisition of WashingtonFirst Bankshares and subsidiaries resulted in the addition of $0.7 million in other intangible assets.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2018	$1,621
2019	1,944
2020	1,720
2021	1,507
Thereafter	4,616
Total amortizing intangible assets	$11,408

The amount of goodwill by reportable segment recognized in the WashingtonFirst acquisition is presented in the following table:

	Community		Investment
(Dollars in thousands)	Banking	Insurance	Management	Total
Balance December 31, 2017	$69,991	$6,788	$8,989	$85,768
WashingtonFirst Acquisition	256,940	-	199	257,139
Balance March 31, 2018	$326,931	$6,788	$9,188	$342,907

Note 7 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2018	December 31, 2017
Noninterest-bearing deposits	$1,767,523	$1,264,392
Interest-bearing deposits:
Demand	750,899	658,716
Money market savings	1,544,580	1,030,432
Regular savings	357,601	321,171
Time deposits of less than $100,000	378,428	293,201
Time deposits of $100,000 or more	828,175	395,750
Total interest-bearing deposits	3,859,683	2,699,270
Total deposits	$5,627,206	$3,963,662

Note 8 – SUBORDINATED DEBENTURES

In conjunction with the acquisition, the Company assumed $25.0 million in non-callable subordinated debt and $10.3 million in callable junior subordinated debt securities. The associated purchase premiums at acquisition were $2.2 million and $0.1 million, respectively. The premiums are amortized over the contractual life of each obligation.

The subordinated debt has a maturity of ten years, is due in full on October 15, 2025, is non-callable and currently bears a fixed interest rate of 6.00% per annum, payable quarterly, subject to a reset after 5 years (on October 5, 2020) at 3 month LIBOR plus 467 basis points. The entire amount of subordinated debt is considered Tier 2 capital under current regulatory guidelines.

In 2003, Alliance Bankshares Corporation, which was acquired by WashingtonFirst in 2012, issued $10.3 million of junior subordinated debt securities to Alliance Virginia Capital Trust I, of which Alliance Bankshares Corporation owned all of the common securities.  The trust used the proceeds from the issuance of its underlying common securities and preferred securities, which were sold to third parties, to purchase the debt securities. These debt securities are the trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The obligations under the debt securities were assumed by the Company at the date of acquisition. The debt securities are due on June 30, 2033 and are callable at any time, without penalty. The interest rate associated with the debt securities is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of March 31, 2018 was 5.46%. Under the indenture governing the debt securities, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted. The trust’s preferred securities are mandatorily redeemable upon maturity of the debt securities, or upon earlier redemption as provided in the indenture. If the debt securities are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. The Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the trust securities subject to certain exceptions, the redemption price with respect to any trust securities called for redemption and amounts due if the trust is liquidated or terminated. As of March 31, 2018, the Company was current on all interest payments. Under current regulatory guidelines the trust preferred securities are considered to be Tier 1 capital.

The following table provides information on subordinated debentures for the period indicated:

	As of,
(In thousands)	January 1, 2018	March 31, 2018
Subordinated debentures	$25,000	$25,000
Add: Purchase accounting premium	2,158	2,125
Trust preferred securities	10,310	10,310
Add: Purchase accounting premium	96	95
Total subordinated debentures	$37,564	$37,530

Note 9 – Share Based Compensation

At March 31, 2018, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,288,144 are available for issuance at March 31, 2018, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model. The weighted-average assumptions for the periods shown are presented in the following table:

	Three Months Ended March 31,
	2018	2017
Dividend yield	2.64%	2.45%
Weighted average expected volatility	39.13%	40.27%
Weighted average risk-free interest rate	2.61%	2.14%
Weighted average expected lives (in years)	5.61	5.67
Weighted average grant-date fair value	$11.73	$13.42

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.5 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively, related to the awards of stock options and restricted stock grants.  The intrinsic value of stock options exercised in the three months ended March 31, 2018 and 2017 was $0.2 million and $0.4 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of March 31, 2018.  That cost is expected to be recognized over a weighted average period of approximately 2.4 years.  The total of unrecognized compensation cost related to restricted stock was approximately $5.1 million as of March 31, 2018.  That cost is expected to be recognized over a weighted average period of approximately 3.3 years.  The fair value of the options vested during the three months ended March 31, 2018 and 2017, was not significant.

In the first quarter of 2018, 16,212 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  The Company granted 36,003 shares of restricted stock in the first quarter of 2018, of which 9,170 shares are subject to a three year vesting schedule with one third of the shares vesting each year and 26,833 shares subject to a five year vesting schedule with one fifth of the shares vesting each year.  All of these restricted shares will vest on April 1st of each year.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2018	87,300	$26.22		$1,160
Granted	16,212	$38.15
Exercised	(12,353)	$18.78		$249
Balance at March 31, 2018	91,159	$29.35	4.4	$904

Exercisable at March 31, 2018	44,462	$23.44	2.9	$904

Weighted average fair value of options
granted during the year		$11.73

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2018	189,035	$30.67
Granted	36,003	$38.15
Vested	(1,514)	$33.04
Restricted stock at March 31, 2018	223,524	$31.86

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2018	2017
Interest cost on projected benefit obligation	$385	$410
Expected return on plan assets	(465)	(496)
Recognized net actuarial loss	250	295
Net periodic benefit cost	$170	$209

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  After consideration of these factors, the Company did not make a contribution to the plan during the first quarter of 2018.   Management continues to monitor the funding level of the pension plan and may make contributions as necessary during 2018.

Note 11 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2018	2017
Net income	$21,665	$15,112

Basic:
Basic weighted average EPS shares	35,659	24,119

Basic net income per share	$0.61	$0.63

Diluted:
Basic weighted average EPS shares	35,659	24,119
Dilutive common stock equivalents	25	40
Dilutive EPS shares	35,684	24,159

Diluted net income per share	$0.61	$0.63

Anti-dilutive shares	4	-

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2018	$687	$(7,544)	$(6,857)
Other comprehensive income before reclassification, net of tax	(9,368)	-	(9,368)
Reclassifications from accumulated other comprehensive income, net of tax	(47)	131	84
Current period change in other comprehensive income, net of tax	(9,415)	131	(9,284)
Reclassification of tax effects from accumulated other comprehensive income	148	(1,625)	(1,477)
Balance at March 31, 2018	$(8,580)	$(9,038)	$(17,618)

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2017	$1,642	$(8,256)	$(6,614)
Other comprehensive income before reclassification, net of tax	904	-	904
Reclassifications from accumulated other comprehensive income, net of tax	(2)	178	176
Current period change in other comprehensive income, net of tax	902	178	1,080
Balance at March 31, 2017	$2,544	$(8,078)	$(5,534)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2018	2017
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$63	$2
Income before taxes	63	2
Tax expense	16	-
Net income	$47	$2

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss(1)	$(250)	$(295)
Income before taxes	(250)	(295)
Tax benefit	(119)	(117)
Net loss	$(131)	$(178)
(1) This amount is included in the computation of net periodic benefit cost, see Note 10

In the first quarter of 2018, the Company elected to make a one-time reclassification from accumulated other comprehensive income to retained earnings for the effects of re-measuring the deferred tax assets and liabilities originally recorded in other comprehensive income as a result of the change in the federal tax rate by the Tax Cuts and Jobs Act.

Note 13 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $17.7 million with a fair value of $0.6 million as of March 31, 2018 compared to $17.8 million with a fair value of $0.7 million as of December 31, 2017.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 14 – Litigation

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

Note 15 – Fair Value

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2018
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$28,486	$-	$28,486
Investments available-for-sale:
U.S. government agencies	-	208,304	-	208,304
State and municipal	-	330,546	-	330,546
Mortgage-backed	-	428,144	-	428,144
Corporate debt	-	-	9,352	9,352
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	574	-	574

Liabilities
Interest rate swap agreements	$-	$(574)	$-	$(574)

	December 31, 2017
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$9,848	$-	$9,848
Investments available-for-sale:
U.S. government agencies	-	106,568	-	106,568
State and municipal	-	312,253	-	312,253
Mortgage-backed	-	300,040	-	300,040
Corporate debt	-	-	9,432	9,432
Trust preferred	-	-	1,002	1,002
Marketable equity securities	-	212	-	212
Interest rate swap agreements	-	707	-	707

Liabilities
Interest rate swap agreements	$-	$(707)	$-	$(707)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2018	$10,434
Additions of Level 3 assets	310
Principal sales	(1,002)
Total unrealized losses included in other comprehensive loss	(80)
Balance at March 31, 2018	$9,662

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2018
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$8,234	$8,234	$(10,749)
Other real estate owned	-	-	2,761	2,761	(54)
Total	$-	$-	$10,995	$10,995	$(10,803)

	December 31, 2017
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$8,474	$8,474	$(11,806)
Other real estate owned	-	-	2,253	2,253	(158)
Total	$-	$-	$10,727	$10,727	$(11,964)

At March 31, 2018, impaired loans totaling $20.8 million were written down to fair value of $16.3 million as a result of specific loan loss allowances of $4.5 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $20.8 million were written down to fair value of $16.8 million at December 31, 2017 as a result of specific loan loss allowances of $4.0 million associated with the impaired loans.

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

Fair Value of Financial Instruments

The Company discloses fair value information of financial instruments that are not measured at fair value in the financial statements based on the exit price notion.  Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

Present value techniques used in estimating the fair value of many of the Company's financial instruments are significantly affected by the assumptions used. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate cash settlement of the instrument. Additionally, the accompanying estimates of fair values are only representative of the fair values of the individual financial assets and liabilities, and should not be considered an indication of the fair value of the Company. Management utilizes internal models used in asset liability management to determine the fair values disclosed below.

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	March 31, 2018		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$63,115	$63,115	$-	$63,115	$-
Loans, net of allowance	6,014,620	6,043,115	-	-	6,043,115
Other assets	108,839	108,839	-	108,839	-

Financial Liabilities
Time deposits	$1,206,603	$1,222,469	$-	$1,222,469	$-
Securities sold under retail repurchase agreements and
federal funds purchased	149,323	149,323	-	149,323	-
Advances from FHLB	1,011,109	1,012,398	-	1,012,398	-
Subordinated debentures	37,530	37,530	-	-	37,530

			Fair Value Measurements
	December 31, 2017		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$45,518	$45,518	$-	$45,518	$-
Loans, net of allowance	4,268,991	4,320,719	-	-	4,320,719
Other assets	95,730	95,730	-	95,730	-

Financial Liabilities
Time deposits	$688,951	$684,139	$-	$684,139	$-
Securities sold under retail repurchase agreements and
federal funds purchased	119,359	119,359	-	119,359	-
Advances from FHLB	765,833	769,860	-	769,860	-
Subordinated debentures	-	-	-	-	-

Note 16 - Segment Reporting

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles was $0.5 million for the three months ended March 31, 2018.  This amount was not significant for the three months ended March 31, 2017.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles was not significant for the three months ended March 31, 2018 and 2017, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.5 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles was not significant for the three months ended March 31, 2018 and 2017, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended March 31, 2018
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$75,504	$-	$1	$(1)	$75,504
Interest expense	12,614	-	-	(1)	12,613
Provision for loan losses	1,997	-	-	-	1,997
Noninterest income	13,171	1,822	2,279	(154)	17,118
Noninterest expense	47,031	1,379	1,385	(154)	49,641
Income before income taxes	27,033	443	895	-	28,371
Income tax expense	6,353	123	230	-	6,706
Net income	$20,680	$320	$665	$-	$21,665

Assets	$7,894,964	$8,984	$16,216	$(25,246)	$7,894,918

	Three Months Ended March 31, 2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$45,957	$1	$2	$(2)	$45,958
Interest expense	5,707	-	-	(2)	5,705
Provision for loan losses	194	-	-	-	194
Non-interest income	9,086	1,752	2,003	(209)	12,632
Non-interest expense	27,799	1,355	1,036	(209)	29,981
Income before income taxes	21,343	398	969	-	22,710
Income tax expense	7,060	161	377	-	7,598
Net income	$14,283	$237	$592	$-	$15,112

Assets	$5,202,560	$8,066	$14,577	$(24,039)	$5,201,164

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank traces its origin to 1868, making it among the oldest institutions in the region. This year marks its 150th year anniversary.  The Bank is an independent, community oriented commercial banking business that conducts full-service banking through 55 community offices located in Central Maryland, Northern Virginia and Washington D.C. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Company is a $7.9 billion community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank offers a comprehensive menu of insurance and investment management services.

On January 1, 2018, the Company completed the planned acquisition of WashingtonFirst Bankshares, Inc., the parent company for WashingtonFirst Bank, (collectively referred to as “WashingtonFirst”) headquartered in Reston, Virginia. At the date of acquisition, WashingtonFirst, had 19 community banking offices and more than $2.1 billion in assets.  The all-stock transaction resulted in the issuance of 11.4 million common shares and was valued at approximately $447 million.

The results of operations for the first quarter of 2018 include the impact of the acquisition on the various income and expense classifications as presented in the subsequent sections of management’s discussion and analysis.  Significant period-to-period asset and liability variances are also directly attributable to the WashingtonFirst transaction.  Cost savings from the synergies resulting from the combination of the institutions will continue to be realized throughout 2018.

Overview

Net income for the Company for the first quarter of 2018 totaled $21.7 million ($0.61 per diluted share) as compared to net income of $15.1 million ($0.63 per diluted share) for the first quarter of 2017 and net income of $8.3 million ($0.34 per diluted share) for the fourth quarter of 2017. The current quarter’s results included the impact of $9.0 million in merger expenses.  Exclusive of the after-tax impact of these expenses, earnings per diluted share would have been approximately $0.80 per share.  The prior quarter’s results included $5.6 million in additional income tax expense from the revaluation of deferred tax assets as a result of the reduction in the corporate income tax rate under the recently enacted Tax Cuts and Jobs Act, as well as $1.8 million in post-tax merger expenses.  Fourth quarter 2017 earnings per share would have been approximately $0.64 per share excluding the combined impact of these items. (Please refer to the Non-GAAP Reconciliation table for details on the earnings impact of merger related expenses and additional income tax expense related to the Tax Cuts and Jobs Act).

These results reflect the following events:

•         Total assets, loans and deposits grew by 52%, 52% and 48%, respectively compared to the prior year primarily as a result of the acquisition.

•         First quarter results reflected an annualized return on average assets of 1.12% and annualized return on average equity of 8.70% as compared to 1.20% and 11.45% respectively for the first quarter of 2017.  Exclusive of merger costs on an after tax basis, the return on average assets and return on average equity would have been 1.47% and 11.40%, respectively.

•         The net interest margin was 3.58% for the first quarter of 2018, compared to 3.51% for the first quarter of 2017 and 3.57% for the fourth quarter of 2017. The fourth quarter’s interest margin would have been 3.53% after excluding the recovery of interest income from a previously charged-off loan.

•         Pre-tax merger expenses recognized in the first quarter of 2018 totaled $9.0 million compared to $2.9 million recognized in the fourth quarter of 2017.

•         The effective tax rate for the current quarter was 23.6% compared to 33.5% for the same quarter of the prior year.

•         Tangible book value declined 5% at the end of the first quarter to $19.12 per share as compared to $20.18 at the end of 2017 as a result of the acquisition.

•         The Non-GAAP efficiency ratio which excludes merger costs was 49.54% for the current quarter as compared to 54.78% for the first quarter of 2017 and 55.69% for the fourth quarter of 2017.

The local economy continues to exhibit positive trends such as low unemployment and increased housing starts; however, these trends have been tempered by other concerns such as the lack of wage growth, deficit growth and geo-political turmoil. These factors, in concert, have acted to continue to restrict the pace of economic expansion and create volatility in global economic markets.  Additionally, rising interest rates continue to restrain confidence among individual consumers and small and mid-sized businesses. Despite this mixed economic environment, management remains optimistic that the regional economy will present further growth opportunities for the Company.

Total assets at March 31, 2018 increased 52% compared to December 31, 2017 driven by earning asset balances that increased 48% during this period due to the acquisition. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 47% compared to balances at December 31, 2017 due to the WashingtonFirst transaction. The increase in customer funding sources was driven primarily by increases of 36% in noninterest-bearing and interest-bearing transaction accounts.    Liquidity continues to remain strong due to borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.  As a result of the acquisition and a lesser extent from retained earnings, stockholders’ equity increased $470 million over the preceding twelve months.

Non-performing loans (which excludes purchased credit impaired loans) represented 0.48% of total loans at March 31, 2018 compared to 0.77% at March 31, 2017 as a result of the growth in the loan portfolio.  The Company’s non-performing loans were $29.4 million at March 31, 2018 compared to $30.9 million at March 31, 2017.  The ratio of annualized net charge-offs to average loans was 0.02% for the first quarter of 2018 compared to 0.04% for the prior year quarter.

Net interest income for the first quarter of 2018 increased 56% compared to the first quarter of 2017 as a result of the WashingtonFirst acquisition and, to a lesser extent, the Company’s organic loan growth during the period.  The net interest margin improved to 3.58% for the first quarter of 2018 compared to 3.51% for the first quarter of 2017.

The provision for loan losses was $2.0 million for the first quarter of 2018 compared to $0.2 million for the first quarter of 2017.  The current quarter’s increase to the provision reflects the impact of organic loan growth during the current quarter.

Non-interest income increased 36% for the first quarter of 2018 as compared to the first quarter of 2017.  This increase was driven by proceeds from BOLI life insurance policies and mortgage banking activities.  The increase in mortgage banking activities is attributable to increases origination volume associated with mortgage lending operations acquired as part of the acquisition.

Non-interest expenses increased 66% to $49.6 million for the first quarter of 2018 compared to $30.0 million in the first quarter of 2017.  The increase in non-interest expense excluding merger expenses was 36%, primarily in compensation and facility costs.  The non-GAAP efficiency ratio was 49.54% for the first quarter of 2018 compared to 54.78% for the first quarter of 2017 as a result of the growth in net interest income.

The recently enacted tax legislation resulted in a significant tax rate reduction. This reduction has provided a net income benefit in the current quarter and this benefit will continue to affect future periods.  The resultant effective tax rate at March 31, 2018 was 23.6% as compared to 33.5% at March 31, 2017.

Results of Operations

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net income for the Company for the first quarter of 2018 totaled $21.7 million ($0.61 per diluted share) compared to net income of $15.1 million ($0.63 per diluted share) for the first quarter of 2017.

Net Interest Income

Net interest income for the first quarter of 2018 was $62.9 million compared to $40.3 million for the first quarter of 2017. On a tax-equivalent basis, net interest income for the first quarter of 2018 was $64.0 million compared to $42.0 million for the first quarter of 2017, an increase of 52%. The increase in the net interest income is the result of the acquisition and, to a lesser degree, the Company’s organic earning asset growth during the period. The following table provides an analysis of net interest income performance that reflects a net interest margin that has increased to 3.58% for the first quarter of 2018 compared to 3.51% for the first quarter of 2017.  The net interest margin for the current quarter was reduced by approximately 5 basis points as a result of the reduction in the tax rate from the recently enacted tax legislation.

The amortization of the fair value adjustments to both interest-earning assets and interest-bearing liabilities directly attributable to the acquisition had a positive effect on net interest margin for the current period. The amortization of the fair value adjustments is estimated to be 9 basis points on an annual basis.  This estimate could be affected by prepayments in the acquired loan portfolio.  The impact of the amortization on the net interest income for the current quarter is presented in the following table:

Three Months Ended March 31, 2018
(In thousands)
Net Interest Income Excluding Purchase Accounting Adjustments:
Net Interest Income	$62,891
Amortization of loan interest rate fair value adjustment	1,182
Accretion of loan credit fair value adjustment on pools of homogeneous loans	(2,269)
Accretion of loan credit fair value adjustment on purchased credit impaired loans	(341)
Accretion of fair value adjustment on certificates of deposits	(767)
Accretion of fair value adjustment on subordinated debentures	(34)
Net Interest Income Excluding Purchase Accounting Adjustments	$60,662

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended March 31,
		2018			2017
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,117,478	$10,381	3.72%	$847,896	$7,348	3.47%
Residential construction loans	193,327	1,844	3.87	157,152	1,436	3.71
Total mortgage loans	1,310,805	12,225	3.74	1,005,048	8,784	3.50
Commercial AD&C loans	582,876	8,136	5.66	310,325	3,654	4.77
Commercial investor real estate loans	1,988,340	23,428	4.78	945,080	10,419	4.47
Commercial owner occupied real estate loans	940,065	10,578	4.56	774,964	9,028	4.72
Commercial business loans	657,372	8,049	4.97	462,444	5,007	4.39
Total commercial loans	4,168,653	50,191	4.88	2,492,813	28,108	4.57
Consumer loans	538,198	5,546	4.24	458,162	3,930	3.50
Total loans (2)	6,017,656	67,962	4.57	3,956,023	40,822	4.17
Loans held for sale	35,768	368	4.12	7,402	82	4.44
Taxable securities	761,392	5,267	2.77	533,577	3,735	2.80
Tax-exempt securities (3)	300,933	2,622	3.49	284,710	3,021	4.24
Total investment securities	1,062,325	7,889	2.97	818,287	6,756	3.30
Interest-bearing deposits with banks	93,241	357	1.55	45,397	90	0.80
Federal funds sold	3,888	13	1.32	2,099	4	0.70
Total interest-earning assets	7,212,878	76,589	4.29	4,829,208	47,754	3.99

Less: allowance for loan losses	(45,673)			(43,728)
Cash and due from banks	76,965			48,820
Premises and equipment, net	60,143			53,649
Other assets	537,298			223,749
Total assets	$7,841,611			$5,111,698

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$758,305	204	0.11%	$610,047	114	0.08%
Regular savings deposits	468,651	301	0.26	315,465	49	0.06
Money market savings deposits	1,380,380	3,127	0.92	990,103	778	0.32
Time deposits	1,231,121	3,327	1.10	598,401	1,547	1.05
Total interest-bearing deposits	3,838,457	6,959	0.74	2,514,016	2,488	0.40
Other borrowings	139,610	108	0.31	128,486	76	0.24
Advances from FHLB	1,101,282	5,078	1.87	730,833	3,129	1.74
Subordinated debentures	37,555	468	4.99	1,667	12	2.90
Total interest-bearing liabilities	5,116,904	12,613	1.00	3,375,002	5,705	0.69

Noninterest-bearing demand deposits	1,651,258			1,159,715
Other liabilities	63,343			41,673
Stockholders' equity	1,010,106			535,308
Total liabilities and stockholders' equity	$7,841,611			$5,111,698

Net interest income and spread		63,976	3.29%		42,049	3.30%
Less: tax-equivalent adjustment		1,085			1,796
Net interest income		$62,891			$40,253

Interest income/earning assets			4.29%			3.99%
Interest expense/earning assets			0.71			0.48
Net interest margin			3.58%			3.51%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 26.13% and 39.88% for 2018 and 2017. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.1 million and $1.8 million in 2018 and 2017, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Interest Income

The Company's total tax-equivalent interest income increased 60% for the first quarter of 2018 compared to the prior year quarter. The previous table reflects the growth in the various categories of interest-earning assets due primarily to the acquisition and, to a lesser degree, organic loan and investment portfolio growth during the previous twelve months.

The average balance of the loan portfolio increased 52% for the first quarter of 2018 compared to the prior year period. The significant amount of growth was concentrated in the commercial real estate loan portfolios. The loan portfolio from the acquisition was similar in composition to the Company’s loan portfolio.  The yield on average loans increased by 40 basis points compared to the prior year quarter.  The increase in the yield on loans was the primary driver of the 30 basis point rise in the yield on interest-earning assets from period to period.

The average yield on total investment securities decreased 33 basis points while the average balance of the investment portfolio increased 30% for the first quarter of 2018 compared to the first quarter of 2017. The decrease in the yield on investments was driven by the impact on the tax-exempt securities as a direct result of the recently enacted tax legislation.  This resulted in the 75 basis point decline in the yield on these investments while the average size of the portfolio only increased 6% from period to period.

Average deposits increased 49% in the first quarter of 2018 compared to the first quarter of 2017. While the majority of the increase from period to period was due to the acquisition, during 2017, the Company had increased rates on various categories of deposits to maintain deposit relationship and fund loan growth during the period.  Most of the increase occurred in time and noninterest-bearing deposits which increased 106% and 42%, respectively.  Deposits and borrowings both experienced rate increases as funding costs rose during the previous twelve months.  The average rate on deposits rose 34 basis points and the average rate on borrowings rose 27 basis points from the prior year quarter to the current year.  These increases caused the average rate on interest-bearing liabilities to rise 31 basis points from period to period.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2018 vs. 2017			2017 vs. 2016
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$3,033	$2,473	$560	$480	$340	$140
Residential construction loans	408	344	64	241	195	46
Commercial AD&C loans	4,482	3,697	785	656	553	103
Commercial investor real estate loans	13,009	12,240	769	1,807	2,081	(274)
Commercial owner occupied real estate loans	1,550	1,865	(315)	943	1,084	(141)
Commercial business loans	3,042	2,316	726	(6)	(3)	(3)
Consumer loans	1,616	751	865	41	35	6
Loans held for sale	286	292	(6)	(52)	(70)	18
Taxable securities	1,532	1,572	(40)	322	65	257
Tax exempt securities	(399)	159	(558)	(35)	(21)	(14)
Interest-bearing deposits with banks	267	141	126	37	4	33
Federal funds sold	9	5	4	3	2	1
Total interest income	28,835	25,855	2,980	4,437	4,265	172

Interest expense on funding of earning assets:
Interest-bearing demand deposits	90	35	55	6	6	-
Regular savings deposits	252	32	220	7	7	-
Money market savings deposits	2,349	408	1,941	341	50	291
Time deposits	1,780	1,703	77	297	181	116
Other borrowings	32	7	25	10	10	-
Advances from FHLB	1,949	1,699	250	(245)	231	(476)
Subordinated debentures	456	441	15	(242)	(240)	(2)
Total interest expense	6,908	4,325	2,583	174	245	(71)
Net interest income	$21,927	$21,530	$397	$4,263	$4,020	$243

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2018/2017	2018/2017
(Dollars in thousands)	2018	2017	$ Change	% Change
Securities gains	$63	$2	$61	n.m.	%
Service charges on deposit accounts	2,259	1,964	295	15.0
Mortgage banking activities	2,207	608	1,599	n.m.
Wealth management income	5,061	4,484	577	12.9
Insurance agency commissions	1,824	1,752	72	4.1
Income from bank owned life insurance	2,331	594	1,737	n.m.
Bank card fees	1,370	1,145	225	19.7
Other income	2,003	2,083	(80)	(3.8)
Total non-interest income	$17,118	$12,632	$4,486	35.5

Total non-interest income was $17.1 million for the first quarter of 2018 compared to $12.6 million for the first quarter of 2017, an increase of 36%. The current quarter included $1.6 million in BOLI life insurance proceeds.   Exclusive of these proceeds, the growth in non-interest income for the quarter would have been 23% or $2.8 million compared to the prior year quarter.  The majority of this increase was derived from mortgage banking activities and, to a lesser extent, wealth management income and bank card fees.  Further detail by type of non-interest income follows:

•         Income from mortgage banking activities increased by $1.6 million in the first three months of 2018 as compared to the first three months of 2017.  The increase in mortgage banking activities is attributable to the increased origination volume associated with the mortgage lending operations acquired as part of the acquisition.

•        Wealth management income is comprised of income from trust and estate services and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Trust services fees increased 12% for the first three months of 2018 compared to the prior year period due to growth in assets under management.  Investment management fees in West Financial Services increased 14% for the first three months of 2018 compared to the same period of 2017, also due to an increase in assets under management.  Overall total assets under management increased to $2.9 billion at March 31, 2018 compared to $2.5 billion at March 31, 2017 due to positive market movements and additions from new and existing clients.

•        BOLI life insurance income rose during the current quarter compared to the prior year quarter primarily due to the receipt of $1.6 million in mortality proceeds.

•        Insurance agency commissions increased 4% for the current quarter compared to the prior year quarter.

•        Bank card income grew 20% in the first quarter of 2018 compared to the first quarter of 2017 as transaction volume increased from the prior year.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2018/2017	2018/2017
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$23,912	$17,801	$6,111	34.3%
Occupancy expense of premises	4,942	3,402	1,540	45.3
Equipment expenses	2,225	1,724	501	29.1
Marketing	1,148	663	485	73.2
Outside data services	1,397	1,392	5	0.4
FDIC insurance	1,193	805	388	48.2
Amortization of intangible assets	541	26	515	n.m.
Merger expenses	8,958	-	8,958	n.m.
Professional fees	1,040	955	85	8.9
Other real estate owned	38	5	33	n.m.
Other expense	4,247	3,208	1,039	32.4
Total non-interest expense	$49,641	$29,981	$19,660	65.6

Non-interest expenses increased 66% to $49.6 million for the first quarter of 2018 compared to $30.0 million in the first quarter of 2017.  The current quarter included $9.0 million in merger expense related to the acquisition.  The increase in non-interest expense excluding merger expenses was 36%, primarily driven by higher compensation and occupancy costs.  These costs reflect the increase in staffing for the additional branch and business unit locations resulting from the acquisition.  Further detail by category of non-interest expense follows:

•        Salaries and employee benefits, the largest component of non-interest expenses, increased 34% in the first quarter of 2018 due to the increase in the average number of full-time equivalent employees which increased to 921 in the first quarter of 2018 compared to 727 in the first quarter of 2017.

•        Occupancy and equipment expense increased as a result of the impact from additional acquired branches and business offices.

•        Focused customer driven initiatives and media campaigns were the primary drivers of the 73% increase in marketing expense for the current quarter.

•        FDIC insurance expense increased due to growth in the commercial loan portfolio.

•        Core deposit intangible amortization associated with the acquisition resulted in a $0.5 million increase from the prior year quarter.

•        Merger expenses encompass various categories of expenses related to personnel decisions, systems conversions, professional fees and directly related expenses that are considered to be outside the normal day-to-day operating expenses on a prospective basis.

Income Taxes

The Company had income tax expense of $6.7 million in the first quarter of 2018, compared to income tax expense of $7.6 million in the first quarter of 2017. The resultant effective tax rate was 23.6% for the first quarter of 2018 compared to 33.5% for the first quarter of 2017.  The recently enacted tax legislation resulted in the significant tax rate reduction. The rate reduction provides a net income benefit in the current quarter and will continue to benefit future periods.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude the amortization of intangibles, merger expenses and, if applicable, other non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio in the first quarter of 2018 compared to the first quarter of 2017 was adversely affected by the inclusion of merger expenses included in non-interest expenses despite the significant growth in net interest income. Conversely, the exclusion of the merger expenses, in addition to the traditional exclusions, reflected a significant improvement in the non-GAAP efficiency ratio in the current period compared to the prior year period.

In addition, the Company uses pre-tax, pre-provision income, excluding merger expenses, as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding the provision for loan losses, merger expenses and the provision for income taxes back to net income. This metric increased in the first quarter of 2018 compared to the first quarter of 2017 primarily due to an increase in net interest income.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Pre-tax pre-provision income:
Net income	$21,665	$8,267	$15,112
Plus non-GAAP adjustment:
Merger expenses	8,958	2,920	-
Income taxes	6,706	11,933	7,598
Provision for loan and lease losses	1,997	527	194
Pre-tax pre-provision income	$39,326	$23,647	$22,904

Efficiency ratio - GAAP basis:
Non-interest expenses	$49,641	$35,059	$29,981

Net interest income plus non-interest income	$80,009	$55,786	$52,885

Efficiency ratio - GAAP basis	62.04%	62.85%	56.69%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$49,641	$35,059	$29,981
Less non-GAAP adjustment:
Amortization of intangible assets	541	25	26
Merger expenses	8,958	2,920	-
Non-interest expenses - as adjusted	$40,142	$32,114	$29,955

Net interest income plus non-interest income	$80,009	$55,786	$52,885
Plus non-GAAP adjustment:
Tax-equivalent income	1,085	1,874	1,796
Less non-GAAP adjustments:
Securities gains	63	(2)	2
Net interest income plus non-interest income - as adjusted	$81,031	$57,662	$54,679

Efficiency ratio - Non-GAAP basis	49.54%	55.69%	54.78%

Supplemental Non-GAAP Performance Measurements:
Net income - GAAP	$21,665	$8,267	$15,112
Merger expenses - net of tax	6,719	1,756	-
Income taxes - Incremental impact of revaluation of deferred tax assets	-	5,544	-
Net income - Non-GAAP	$28,384	$15,567	$15,112

Diluted net income per share - Non-GAAP	$0.80	0.64	0.63
Return on average assets - Non-GAAP	1.47%	1.16%	1.20%
Return on average common equity - Non-GAAP	11.40%	10.96%	11.45%

Analysis of Loans

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	March 31, 2018		December 31, 2017		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Residential real estate:
Residential mortgage	$992,287	16.4%	$921,435	21.4%	$70,852	7.7%
Residential construction	215,445	3.5	176,687	4.1	38,758	21.9
Commercial real estate:
Commercial owner occupied real estate	1,174,739	19.4	857,196	19.9	317,543	37.0
Commercial investor real estate	1,928,439	31.8	1,112,710	25.8	815,729	73.3
Commercial AD&C	564,871	9.3	292,443	6.8	272,428	93.2
Commercial business	652,797	10.8	497,948	11.5	154,849	31.1
Consumer	532,973	8.8	455,829	10.5	77,144	16.9
Total loans	$6,061,551	100.0%	$4,314,248	100.0%	$1,747,303	40.5

Total loans, excluding loans held for sale, increased 41% at March 31, 2018 compared to December 31, 2017. The commercial loan portfolio increased 57% during the quarter driven by an increase in each category of commercial loans.  The mortgage and consumer loan portfolios also reflect significant growth.  The vast majority of the increase in these individual portfolios was due to the acquisition. Organic loan growth was 3% from December 31, 2017 through March 31, 2018.  The composition of the acquired loan portfolio was comparable to the Company’s and did not cause a significant redistribution of the Company’s pre-acquisition portfolio.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	March 31, 2018		December 31, 2017		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Investments available-for-sale:
U.S. government agencies and corporations	$208,304	20.0%	$106,568	13.8%	$101,736	95.5%
State and municipal	330,546	31.8	312,253	40.3	18,293	5.9
Mortgage-backed	428,144	41.1	300,040	38.7	128,104	42.7
Corporate debt	9,352	0.9	9,432	1.2	(80)	(0.8)
Trust preferred	310	-	1,002	0.1	(692)	(69.1)
Marketable equity securities	568	0.1	212	-	356	167.9
Total available-for-sale securities	977,224	93.9	729,507	94.1	247,717	34.0

Investments held-to-maturity and other equity:
Other equity securities	63,115	6.1	45,518	5.9	17,597	38.7
Total held-to-maturity and other equity	63,115	6.1	45,518	5.9	17,597	38.7
Total securities	$1,040,339	100.0%	$775,025	100.0%	$265,314	34.2

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. As a result of the acquisition, the portfolio increased 34% at March 31, 2018 compared to December 31, 2017.  An effect of this growth was a shift in the allocation of the portfolio to a greater proportion being placed in U.S. government agencies and corporation securities.  Recent tax legislation has had an impact on the tax advantages associated earnings streams from state and municipal securities.  The Company intends to continue to retain a significant portion of the portfolio in these securities.

The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the liquidity necessary to meet loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.  The duration of the portfolio was 3.8 years at March 31, 2018 and 3.7 years at December 31, 2017. This increase in the duration is directly attributable to flattening of the yield curve.

Other Earning Assets

Residential mortgage loans held for sale were $28 million at March 31, 2018 compared to $10 million at December 31, 2017 due to the effect of the timing of loan sales on the amounts held for sale at quarter end.  The aggregate of federal funds sold and interest-bearing deposits with banks increased by $99 million to $155 million at March 31, 2018 compared to December 31, 2017 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	March 31, 2018		December 31, 2017		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$1,767,523	31.4%	$1,264,392	31.9%	$503,131	39.8%
Interest-bearing deposits:
Demand	750,899	13.3	658,716	16.6	92,183	14.0
Money market savings	1,544,580	27.5	1,030,432	26.0	514,148	49.9
Regular savings	357,601	6.4	321,171	8.1	36,430	11.3
Time deposits of less than $100,000	378,428	6.7	293,201	7.4	85,227	29.1
Time deposits of $100,000 or more	828,175	14.7	395,750	10.0	432,425	109.3
Total interest-bearing deposits	3,859,683	68.6	2,699,270	68.1	1,160,413	43.0
Total deposits	$5,627,206	100.0%	$3,963,662	100.0%	$1,663,544	42.0

Deposits and Borrowings

Total deposits increased $1.7 billion or 42% at March 31, 2018 compared to December 31, 2017. This increase was due primarily from deposits acquired with the WashingtonFirst transaction.  Organic deposit growth during this time period was 1%.  The acquisition did not significantly alter the relative composition between the product lines.  Interest-bearing deposits represented 69% with the remaining 31% in noninterest-bearing balances at March 31, 2018.  This compares to 68% and 32% for interest-bearing and noninterest-bearing balances December 31, 2017. Total borrowings increased 35% at March 31, 2018 compared to December 31, 2017 primarily in advances from the FHLB and the subordinated debentures of $38 million as a result of the acquisition.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $1.0 billion at March 31, 2018 compared to $564 million at December 31, 2017.   The growth in stockholders’ equity was the result of the $447 million in equity issued in connection with the acquisition in addition to net income during the period exceeding the payment of dividends.  The ratio of average equity to average assets was 12.88% for the three months ended March 31, 2018, as compared to 10.47% for the first three months of 2017.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	March 31, 2018	December 31, 2017	Requirements
Total capital to risk-weighted assets	12.27%	11.85%	8.00%

Tier 1 capital to risk-weighted assets	11.08%	10.84%	6.00%

Common equity tier 1 capital	10.92%	10.84%	4.50%

Tier 1 leverage	9.21%	9.24%	4.00%

As of March 31, 2018, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity

Tangible equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity and tangible assets exclude the balances of goodwill and other intangible assets from stockholder’s equity and total assets, respectively. Management believes that this non-GAAP financial measure provides information to investors that may be useful in understanding our financial condition.  Because not all companies use the same calculation of tangible equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.  A reconciliation of the non-GAAP ratio of tangible equity to tangible assets and tangible book value per share are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	March 31, 2018	December 31, 2017
Tangible common equity ratio:
Total stockholders' equity	$1,014,608	$563,816
Accumulated other comprehensive loss	17,618	6,857
Goodwill	(342,907)	(85,768)
Other intangible assets, net	(11,408)	(580)
Tangible common equity	$677,911	$484,325

Total assets	$7,894,918	$5,446,675
Goodwill	(342,907)	(85,768)
Other intangible assets, net	(11,408)	(580)
Tangible assets	$7,540,603	$5,360,327

Tangible common equity ratio	8.99%	9.04%

Tangible book value per share	$19.12	$20.18

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

Loans acquired with evidence of credit deterioration since their origination as of the date of the acquisition are recorded at their initial fair value.  Credit deterioration is determined based on the probability of collection of all contractually required principal and interest payments.  These loans are not considered non-performing for reporting purposes but are managed and monitored in the same manner and using the same techniques and strategies as organically generated loans.  In accordance with GAAP, the historical allowance for loan losses related to the acquired loans is not carried over to the Company.  The following credit related sections should be read in conjunction with the section “Loans Acquired with Deteriorated Credit Quality” in “Note 1 – Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements.

Total non-performing loans increased to $29.4 million at March 31, 2018 compared to the balance at December 31, 2017. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level.

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was $2.0 million in the first three months of 2018 compared to $0.2 million in the first three months of 2017.   The increase in the provision in the first three months of 2018 reflects the impact of organic loan growth during the first quarter of 2018.

The Company typically sells a substantial portion of its fixed-rate residential mortgage originations in the secondary mortgage market. Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of six to twelve months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period.  Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.8 million for probable losses due to repurchases.

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. The Company sold $60.0 million of loans on a servicing-retained basis during the three months ended March 31, 2018. The gain on the sale was not significant.  The servicing asset associated with these sales during the three months ended March 31, 2018 was $0.5 million. Income earned by the Company on its loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the current quarter was not significant.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. At March 31, 2018 and December 31, 2017, the amortized cost of the Company's mortgage loan servicing rights was $1.1 million and $0.7 million, respectively. The Company did not incur any impairment losses during the current period.

Allowance for Loan Losses

During the first quarter of 2018, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.

At March 31, 2018, total non-performing loans, excluding credit deteriorated loans from acquisitions, were $29.4 million, or 0.48% of total loans, compared to $29.3 million, or 0.68% of total loans, at December 31, 2017.  This decline in the ratio was due to the increase in the size of the loan portfolio.  The allowance represented 160% of non-performing loans at March 31, 2018 as compared to 154% at December 31, 2017. The allowance for loan losses as a percent of total loans was 0.77% at March 31, 2018 as compared to 1.05% at December 31, 2017.

Continued analysis of the actual loss history on the problem credits in 2017 and 2018 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers together with the reduced inflow of non-accruals and criticized loans.  The improvement in these credit metrics supports management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $20.8 million, with specific allowances of $4.5 million against those loans at March 31, 2018, as compared to $20.8 million with specific allowances of $4.0 million, at December 31, 2017.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 89% of total loans at March 31, 2018 and 77% of total loans at December 31, 2017.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2018	December 31, 2017
Balance, January 1	$45,257	$44,067
Provision for loan losses	1,997	2,977
Loan charge-offs:
Residential real estate:
Residential mortgage	-	(87)
Residential construction	-	-
Commercial real estate:
Commercial owner occupied	-	(248)
Commercial business	(331)	(1,538)
Consumer	(146)	(693)
Total charge-offs	(477)	(2,566)
Loan recoveries:
Residential real estate:
Residential mortgage	22	150
Residential construction	6	26
Commercial real estate:
Commercial investor	8	101
Commercial owner occupied	-	-
Commercial AD&C	62	103
Commercial business	9	94
Consumer	47	305
Total recoveries	154	779
Net charge-offs	(323)	(1,787)
Balance, period end	$46,931	$45,257

Net charge-offs to average loans	0.02%	0.04%
Allowance for loan losses to loans	0.77%	1.05%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Non-accrual loans:
Residential real estate:
Residential mortgage	$7,063	$7,196
Residential construction	174	177
Commercial real estate:
Commercial investor	5,813	5,575
Commercial owner occupied	3,524	3,582
Commercial AD&C	136	136
Commercial business	6,634	6,703
Consumer	3,244	2,967
Total non-accrual loans	26,588	26,336

Loans 90 days past due
Residential real estate:
Residential mortgage	-	225
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	-	-
Consumer	126	-
Total 90 days past due loans	126	225

Restructured loans (accruing)	2,678	2,788
Total non-performing loans	29,392	29,349
Other real estate owned, net	2,761	2,253
Total non-performing assets	$32,153	$31,602

Non-performing loans to total loans	0.48%	0.68%
Non-performing assets to total assets	0.41%	0.58%
Allowance for loan to non-performing loans	159.67%	154.20%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
March 31, 2018	(2.86%)	(1.39%)	(0.68%)	0.09%	(0.99%)	N/A	N/A	N/A
December 31, 2017	(7.36%)	(4.93%)	(2.82%)	(1.13%)	(2.24%)	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2017 at all shock levels. All measures remained well within prescribed policy limits.  The significant improvement in the risk position from December 31, 2017 to March 31, 2018 was the result of the combined impact of the acquisition and the anticipated effects of interest rate movements on specific deposit products.  The acquired loan portfolio was comprised of a large percentage of variable rate products which would benefit interest income in a rising rate environment.  These positive benefits would be partially offset by an increase in the rates paid on money market deposits, certificates of deposits and short-term borrowings resulting in an increase to interest expense.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
March 31, 2018	(13.37%)	(10.67%)	(5.98%)	(6.49%)	0.20%	N/A	N/A	N/A
December 31, 2017	(21.09%)	(14.75%)	(8.58%)	(3.39%)	(0.98%)	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk decreased from December 31, 2017 to March 31, 2018 in all of the shock scenarios. The improvement in the EVE risk position was a result of the benefits from the impact of the shorter duration from loans from the acquisition and the lengthening of the duration on borrowings.  These benefits were partially mitigated by the shortened deposit durations.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2018.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 66% of total interest-earning assets at March 31, 2018. In addition, loan payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of March 31, 2018, show short-term investments exceeding short-term borrowings by $77 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $2.2 billion, of which $2.2 billion was available for borrowing based on pledged collateral, with $1.0 billion borrowed against it as of March 31, 2018. The line of credit at the Federal Reserve totaled $351 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2018.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $70 million at March 31, 2018, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of March 31, 2018. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2018.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2018, the Bank could have declared a dividend of $44 million to Bancorp. At March 31, 2018, Bancorp had liquid assets of $26 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Commercial	$539,634	$390,646
Real estate-development and construction	138,808	130,751
Real estate-residential mortgage	61,572	18,238
Lines of credit, principally home equity and business lines	1,236,721	1,044,949
Standby letters of credit	69,550	62,937
Total commitments to extend credit and available credit lines	$2,046,285	$1,647,521

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s 2015 stock repurchase program expired on August 31, 2017 and has not been renewed.

Item 3. Defaults Upon Senior Securities – None

Item 4.  Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

               Exhibit 31(a)                      Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

               Exhibit 31(b)                      Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

               Exhibit 32(a)                      Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                      Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

               Exhibit 101                         The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: May 4, 2018

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: May 4, 2018