Form 10-Q
period 2018-06-30
SANDY SPRING BANCORP INC
filed 2018-08-03
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes            No   X

The number of outstanding shares of common stock outstanding as of July 31, 2018

Common stock, $1.00 par value – 35,515,958 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
June 30, 2018 and December 31, 2017	4

Condensed Consolidated Statements of Income - Unaudited for the Three and Six Months
Ended June 30, 2018 and 2017	5

Condensed Consolidated Statements of Comprehensive Income – Unaudited for
the Three and Six Months Ended June 30, 2018 and 2017	6

Condensed Consolidated Statements of Cash Flows – Unaudited for the Six
Months Ended June 30, 2018 and 2017	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Six Months Ended June 30, 2018 and 2017	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	61

Item 4. CONTROLS AND PROCEDURES	61

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	61

Item 1A. RISK FACTORS	61

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	61

Item 3. DEFAULTS UPON SENIOR SECURITIES	61

Item 4. MINE SAFETY DISCLOSURES	62

Item 5. OTHER INFORMATION	62

Item 6. EXHIBITS	62

SIGNATURES	63

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Assets
Cash and due from banks	$69,451	$55,693
Federal funds sold	1,434	2,845
Interest-bearing deposits with banks	223,883	53,962
Cash and cash equivalents	294,768	112,500
Residential mortgage loans held for sale (at fair value)	40,000	9,848
Investments available-for-sale (at fair value)	942,832	729,507
Other equity securities	74,442	45,518
Total loans	6,250,073	4,314,248
Less: allowance for loan losses	(48,493)	(45,257)
Net loans	6,201,580	4,268,991
Premises and equipment, net	62,275	54,761
Other real estate owned	2,361	2,253
Accrued interest receivable	23,197	15,480
Goodwill	346,312	85,768
Other intangible assets, net	10,868	580
Other assets	153,965	121,469
Total assets	$8,152,600	$5,446,675

Liabilities
Noninterest-bearing deposits	$1,910,690	$1,264,392
Interest-bearing deposits	3,927,136	2,699,270
Total deposits	5,837,826	3,963,662
Securities sold under retail repurchase agreements and federal funds purchased	139,647	119,359
Advances from FHLB	1,063,777	765,833
Subordinated debentures	37,495	-
Accrued interest payable and other liabilities	47,506	34,005
Total liabilities	7,126,251	4,882,859

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding 35,511,943
and 23,996,293 at June 30, 2018 and December 31, 2017, respectively	35,512	23,996
Additional paid in capital	604,631	168,188
Retained earnings	406,762	378,489
Accumulated other comprehensive loss	(20,556)	(6,857)
Total stockholders' equity	1,026,349	563,816
Total liabilities and stockholders' equity	$8,152,600	$5,446,675

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$70,672	$42,747	$138,264	$82,970
Interest on loans held for sale	279	72	647	154
Interest on deposits with banks	514	91	871	181
Interest and dividends on investment securities:
Taxable	5,083	3,554	10,185	7,162
Exempt from federal income taxes	2,042	2,106	4,114	4,057
Interest on federal funds sold	7	6	20	10
Total interest income	78,597	48,576	154,101	94,534
Interest expense:
Interest on deposits	8,851	3,023	15,810	5,511
Interest on retail repurchase agreements and federal funds purchased	108	79	216	155
Interest on advances from FHLB	5,338	3,148	10,416	6,277
Interest on subordinated debt	482	-	950	12
Total interest expense	14,779	6,250	27,392	11,955
Net interest income	63,818	42,326	126,709	82,579
Provision for loan losses	1,733	1,322	3,730	1,516
Net interest income after provision for loan losses	62,085	41,004	122,979	81,063
Non-interest income:
Investment securities gains	-	1,273	63	1,275
Service charges on deposit accounts	2,290	2,017	4,549	3,981
Mortgage banking activities	2,064	840	4,271	1,448
Wealth management income	5,387	4,744	10,448	9,228
Insurance agency commissions	1,180	1,222	3,004	2,974
Income from bank owned life insurance	670	605	3,001	1,199
Bank card fees	1,393	1,253	2,763	2,398
Other income	1,884	1,617	3,887	3,700
Total non-interest income	14,868	13,571	31,986	26,203
Non-interest expense:
Salaries and employee benefits	24,664	18,282	48,576	36,083
Occupancy expense of premises	4,642	3,211	9,584	6,613
Equipment expense	2,243	1,767	4,468	3,491
Marketing	945	776	2,093	1,439
Outside data services	1,707	1,367	3,104	2,759
FDIC insurance	1,390	823	2,583	1,628
Amortization of intangible assets	541	25	1,082	51
Merger expenses	2,228	987	11,186	987
Other expense	6,722	5,630	12,047	9,798
Total non-interest expense	45,082	32,868	94,723	62,849
Income before income taxes	31,871	21,707	60,242	44,417
Income tax expense	7,472	6,966	14,178	14,564
Net income	$24,399	$14,741	$46,064	$29,853

Per share information:
Basic net income per share	$0.68	$0.61	$1.29	$1.24
Diluted net income per share	$0.68	$0.61	$1.29	$1.23
Dividends declared per common share	$0.28	$0.26	$0.54	$0.52

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income	$24,399	$14,741	$46,064	$29,853
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains/(losses) on investments available-for-sale	(4,230)	4,003	(16,919)	5,505
Related income tax (expense)/benefit	1,107	(1,593)	4,428	(2,191)
Net investment gains reclassified into earnings	-	(1,273)	(63)	(1,275)
Related income tax expense	-	508	16	508
Net effect on other comprehensive income/(loss) for the period	(3,123)	1,645	(12,538)	2,547

Defined benefit pension plan:
Recognition of unrealized loss	250	295	500	590
Related income tax benefit	(65)	(118)	(184)	(235)
Net effect on other comprehensive income for the period	185	177	316	355
Total other comprehensive income/(loss)	(2,938)	1,822	(12,222)	2,902
Comprehensive income	$21,461	$16,563	$33,842	$32,755

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Operating activities:
Net income	$46,064	$29,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,099	3,967
Provision for loan losses	3,730	1,516
Stock based compensation expense	1,250	1,052
Tax benefits associated with share based compensation	252	692
Deferred income tax expense/(benefit)	2,358	(540)
Origination of loans held for sale	(186,777)	(70,736)
Proceeds from sales of loans held for sale	186,211	79,489
Gains on sales of loans held for sale	(3,674)	(1,443)
(Gains)/losses on sales of other real estate owned	106	(17)
Investment securities gains	(63)	(1,275)
Net increase in accrued interest receivable	(1,211)	(321)
Net increase in other assets	(443)	(1,506)
Net decrease in accrued expenses and other liabilities	(2,239)	(4,069)
Other – net	2,712	3,605
Net cash provided by operating activities	54,375	40,267
Investing activities:
(Purchases)/Proceeds of other equity securities	(12,027)	4,681
Purchases of investments available-for-sale	(497)	(115,028)
Proceeds from sales of investment available-for-sale	994	2,251
Proceeds from maturities, calls and principal payments of investments available-for-sale	52,798	70,361
Net increase in loans	(315,872)	(223,705)
Proceeds from the sales of other real estate owned	676	759
Proceeds from sales of loans previously held for investment	59,945	18,222
Acquisition of business activity, net of cash paid	32,552	-
Expenditures for premises and equipment	(6,788)	(2,395)
Net cash used in investing activities	(188,219)	(244,854)
Financing activities:
Net increase in deposits	263,322	307,901
Net increase in retail repurchase agreements and federal funds purchased	13,402	2,193
Proceeds from advances from FHLB	3,920,000	2,220,000
Repayment of advances from FHLB	(3,861,413)	(2,340,000)
Retirement of subordinated debt	-	(30,000)
Proceeds from issuance of common stock	829	817
Stock tendered for payment of withholding taxes	(760)	(952)
Dividends paid	(19,268)	(12,561)
Net cash provided by financing activities	316,112	147,398
Net increase (decrease) in cash and cash equivalents	182,268	(57,189)
Cash and cash equivalents at beginning of period	112,500	134,125
Cash and cash equivalents at end of period	$294,768	$76,936

Supplemental disclosures:
Interest payments	$26,587	$12,391
Income tax payments	11,598	16,287
Transfer from loans to residential mortgage loans held for sale	60,043	18,053
Transfer from loans to other real estate owned	289	288

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2018	$23,996	$168,188	$378,489	$(6,857)	$563,816
Net income	-	-	46,064	-	46,064
Other comprehensive loss, net of tax	-	-	-	(12,222)	(12,222)
Common stock dividends - $0.54 per share	-	-	(19,268)	-	(19,268)
Stock compensation expense	-	1,250	-	-	1,250
Common stock issued pursuant to:
Acquisition of WashingtonFirst
Bankshares, Inc. - 11,446,197 shares	11,446	435,194	-	-	446,640
Stock option plan - 17,927 shares	18	352	-	-	370
Employee stock purchase plan - 13,821 shares	14	445	-	-	459
Restricted stock - 37,705 shares	38	(798)	-	-	(760)
Reclassification of tax effects from other comprehensive
income	-	-	1,477	(1,477)	-
Balances at June 30, 2018	$35,512	$604,631	$406,762	$(20,556)	$1,026,349

Balance at January 1, 2017	$23,901	$165,871	$350,414	$(6,614)	$533,572
Net income	-	-	29,853	-	29,853
Other comprehensive income, net of tax	-	-	-	2,902	2,902
Common stock dividends - $0.52 per share	-	-	(12,561)	-	(12,561)
Stock compensation expense	-	1,052	-	-	1,052
Common stock issued pursuant to:
Stock option plan - 27,284 shares	27	491	-	-	518
Employee stock purchase plan - 8,565 shares	9	290	-	-	299
Restricted stock - 47,064 shares	47	(999)	-	-	(952)
Balances at June 30, 2017	$23,984	$166,705	$367,706	$(3,712)	$554,683

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Notes to the CONDENSED Consolidated Financial Statements - UNAUDITED

Note 1 – Significant Accounting Policies

Nature of Operations

Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”). Independent and community-oriented, Sandy Spring Bank offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank also offers a comprehensive menu of insurance and wealth management services.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2018. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Revenue from Contracts with Customers

The Company’s revenue includes net interest income on financial instruments and non-interest income. Specific categories of revenue are presented in the Condensed Consolidated Statements of Income. Most of the Company’s revenue is not within the scope of Accounting Standard Update (ASU) No. 2014-09 – Revenue from Contracts with Customers. For revenue within the scope of ASU 2014-09, the Company provides services to customers and has related performance obligations. The revenue from such services is recognized upon satisfaction of all contractual performance obligations. The following discusses key revenue streams within the scope of the new revenue recognition guidance.

Wealth Management Income

West Financial Services, Inc., a subsidiary of the Bank, provides comprehensive investment management and financial planning services. Wealth management income is comprised of income for providing trust, estate and investment management services. Trust services include acting as a trustee for corporate or personal trusts. Investment management services include investment management, record-keeping and reporting of security portfolios. Fees for these services are recognized based on a contractually-agreed fixed percentage applied to net assets under management at the end of each reporting period. The Company does not charge/recognize any performance based fees.

Insurance Agency Commissions

Sandy Spring Insurance, a subsidiary of the Bank, performs the function of an insurance intermediary by introducing the policyholder and insurer and is compensated by a commission fee for placement of an insurance policy. Sandy Spring Insurance does not provide any captive management services or any claim handling services. Commission fees are set as a percentage of the premium for the insurance policy for which the Sandy Spring Insurance is a producer. The Company recognizes revenue when the insurance policy has been contractually agreed to by the insurer and policyholder (at transaction date).

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

Loans Acquired with Deteriorated Credit Quality

Acquired loans with evidence of credit deterioration since their origination as of the date of the acquisition are recorded at their initial fair value.  Credit deterioration is determined based on the probability of collection of all contractually required principal and interest payments.  The historical allowance for loan losses related to the acquired loans is not carried over to the Company’s financial statements.  The determination of credit quality deterioration as of the purchase date may include parameters such as past due and non-accrual status, commercial risk ratings, cash flow projections, type of loan and collateral, collateral value and recent loan-to-value ratios or appraised values.  For loans acquired with evidence of credit deterioration, the Company determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans, is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the purchase date, increases in expected cash flows over those expected at the purchase date are recognized prospectively as interest income over the remaining life of the loan as an adjustment to the accretable yield.  The present value of any decreases in expected cash flows after the purchase date is recognized as an impairment through addition to the valuation allowance.

Adopted Accounting Pronouncements

The FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic  606), in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company’s revenue is comprised of net interest income and non-interest income. The guidance does not apply to revenue associated with financial instruments, net interest income, mortgage origination and servicing activities, and gains and losses from securities. Accordingly, the majority of the Company’s revenues have not been affected. The following revenue streams were identified to be in scope of ASC 606: 1) wealth management income; 2) insurance agency commissions; and 3) service charges on deposit accounts. The Company adopted the standard on January 1, 2018. The Company’s accounting policies and revenue recognition principles did not change materially as the principles of ASC 606 are largely consistent with the current revenue recognition practices.

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

The FASB issued Update No. 2016-01, Financial Instruments – (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”, in January 2016.  This guidance amends the presentation and accounting for certain financial instruments, including liabilities measured at fair value under fair value option and equity investments. The guidance also updates fair value presentation and disclosure requirements for financial instruments measured at amortized cost. The Company adopted the guidance in the first quarter 2018 with no impact to retained earnings or other comprehensive income. The Company has no investments in marketable equity securities classified as available-for-sale accounted for at fair value. The Company’s marketable equity securities that do not have determinable fair values are measured at cost less any impairment. The Company’s existing accounting policy is consistent with the measurement alternative provided by the guidance. For purposes of disclosing fair values of financial instruments carried at amortized cost, we determined the fair values based on “exit price” as required by the guidance.

Pending Accounting Pronouncements

The FASB issued Update No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities, in March 2017. This guidance is intended to eliminate the current diversity in practice with respect to the amortization period for certain purchased callable debt securities held at a premium. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The amendments in this update shorten the amortization period for such callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. This guidance is effective for a public business entity that is a U.S. Securities and Exchange Commission (SEC) filer for its fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The FASB issued Update No. 2016-13, Current Expected Credit Losses (CECL), in June 2016. This guidance changes the impairment model for most financial assets measured at amortized cost and certain other instruments. Entities will be required to use an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current condition and reasonable and supportable forecasts.  This will result in earlier recognition of loss allowances in most instances. Credit losses related to available-for-sale debt securities (regardless of whether the impairment is considered to be other-than-temporary) will be measured in a manner similar to the present, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities. With respect to trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures, the guidance requires that an entity estimate its lifetime expected credit loss and record an allowance resulting in the net amount expected to be collected to be reflected as the financial asset.  Entities are also required to provide significantly more disclosures, including information used to track credit quality by year of origination for most financing receivables. This guidance is effective for public business entities for the first interim or annual period beginning after December 15, 2019. The standard’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption by public business entities is permitted for the first interim or annual period beginning after December 15, 2018. The Company assessed the guidance and has identified the available historical loan level information and completed a data gap analysis. The Company is in process of reviewing various calculation methodologies and the approximate impact on the Company’s financial position, results of operations and cash flows.

The FASB issued Update No. 2016-02, Leases, in February 2016. From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The guidance also eliminates the current real estate-specific provision and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs. With respect to lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. In applying this guidance entities will also need to determine whether an arrangement contains a lease or service agreement. Disclosures are required by lessees and lessors to meet the objective of enabling users of financials statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For public entities, this guidance is effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. The Company assessed this guidance and collected relevant terms for each of its lease agreements. The Company is in process of quantifying the impact on the Company’s financial position, results of operations and cash flows.

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

The acquisition of WashingtonFirst is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. During the second quarter, management recorded a re-measurement period adjustment to goodwill and fair value of the acquired loan portfolio in the total amount of $3.4 million, as the Company continues to assess the credit quality of the acquired loan portfolio from WashingtonFirst. The provisional amount of goodwill recognized as of the Acquisition Date was approximately $260.5 million. The estimated fair values of the acquired assets and assumed liabilities are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the closing date of acquisition.

The consideration paid for WashingtonFirst's common equity and the provisional fair values of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

(In thousands)	January 1, 2018
Purchase Price:
Fair value of common shares issued (11,446,197 shares) based on Sandy Spring's share price of $39.02	$446,640
Cash for fractional shares	10
Total purchase price	$446,650

Identifiable assets:
Cash and cash equivalents	$32,497
Residential mortgage loans held for sale	25,789
Investment securities	302,321
Loans	1,680,278
Premises and equipment	4,602
Other Real Estate Owned	497
Accrued Interest Receivable	6,648
Other Intangible assets	11,370
Other Assets	33,764
Total identifiable assets	$2,097,766

Identifiable liabilities:
Deposits	$1,610,327
Borrowings	283,808
Other Liabilities	17,525
Total identifiable liabilities	$1,911,660

Provisional fair value of net assets acquired including identifiable intangible assets	186,106
Provisional resulting goodwill	$260,544

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	June 30, 2018				December 31, 2017
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$212,837	$-	$(6,389)	$206,448	$109,349	$-	$(2,781)	$106,568
State and municipal	321,028	3,408	(1,930)	322,506	306,109	6,313	(169)	312,253
Mortgage-backed	414,829	698	(11,765)	403,762	302,664	1,585	(4,209)	300,040
Corporate debt	9,100	138	-	9,238	9,100	332	-	9,432
Trust preferred	310	-	-	310	931	71	-	1,002
Total debt securities	958,104	4,244	(20,084)	942,264	728,153	8,301	(7,159)	729,295
Marketable equity securities	568	-	-	568	212	-	-	212
Total investments available-for-sale	$958,672	$4,244	$(20,084)	$942,832	$728,365	$8,301	$(7,159)	$729,507

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at June 30, 2018 are not the result of credit related events but due to changes in interest rates.   These declines in fair market value are considered temporary in nature and are expected to recover over time as these securities approach maturity.

The mortgage-backed securities portfolio at June 30, 2018 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($146.9 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($256.9 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time to allow for any anticipated recovery in fair value.

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	June 30, 2018
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	57	$206,448	$2,893	$3,496	$6,389
State and municipal	117	112,777	1,889	41	1,930
Mortgage-backed	143	377,136	4,956	6,809	11,765
Total	317	$696,361	$9,738	$10,346	$20,084

	December 31, 2017
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	13	$106,568	$545	$2,236	$2,781
State and municipal	20	18,228	107	62	169
Mortgage-backed	46	221,621	402	3,807	4,209
Total	79	$346,417	$1,054	$6,105	$7,159

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

	June 30, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$54,125	$54,522	$12,789	$12,889
Due after one year through five years	244,147	245,061	180,109	184,264
Due after five years through ten years	288,396	281,183	228,484	227,688
Due after ten years	371,436	361,498	306,771	304,454
Total debt securities available for sale	$958,104	$942,264	$728,153	$729,295

At June 30, 2018 and December 31, 2017, investments available-for-sale with a book value of $632.2 million and $431.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2018 and December 31, 2017.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	June 30, 2018	December 31, 2017
Federal Reserve Bank stock	$22,438	$8,398
Federal Home Loan Bank of Atlanta stock	52,004	37,120
Total equity securities	$74,442	$45,518

Note 4 – LOANS

Outstanding loan balances at June 30, 2018 and December 31, 2017 are net of unearned income including net deferred loan costs of $0.8 million and $1.8 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2018	December 31, 2017
Residential real estate:
Residential mortgage	$1,106,674	$921,435
Residential construction	197,372	176,687
Commercial real estate:
Commercial owner occupied real estate	1,184,421	857,196
Commercial investor real estate	1,923,827	1,112,710
Commercial AD&C	609,266	292,443
Commercial business	702,939	497,948
Consumer	525,574	455,829
Total loans	$6,250,073	$4,314,248

The fair value of the financial assets acquired in the WashingtonFirst transaction included loans receivable with a gross amortized cost basis of $1.7 billion. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. Interest and credit fair value adjustments related to loans acquired without evidence of credit quality deterioration are accreted or amortized into interest income over the remaining expected lives of the loans. The specific credit adjustment on acquired credit impaired loans includes accretable and non-accretable components. During the second quarter, management recorded a re-measurement period adjustment to goodwill and fair value of the acquired loan portfolio in the total amount of $3.4 million, as the Company continues to assess the credit quality of the acquired loan portfolio from WashingtonFirst. Of the $10.7 million specific credit mark on acquired credit impaired loans, approximately $2.6 million is estimated to be an accretable adjustment recognized over the remaining expected lives of the loans and $8.1 million non-accretable adjustment.

In conjunction with the WashingtonFirst acquisition, the acquired loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	January 1, 2018
Gross amortized cost basis at January 1, 2018	$1,697,760
Interest rate fair value adjustment	15,591
Credit fair value adjustment on pools of homogeneous loans	(22,421)
Credit fair value adjustment on purchased credit impaired loans	(10,652)
Fair value of acquired loan portfolio at January 1, 2018	$1,680,278

The following table presents the acquired credit impaired loans receivable as of the Acquisition Date:

(Dollars in thousands)	January 1, 2018
Contractual principal and interest at acquisition	$33,275
Contractual cash flows not expected to be collected (Nonaccretable yield)	(12,466)
Expected cash flows at acquisition	20,809
Interest component of expected cash flows (Accretable yield)	(2,616)
Fair value of purchased credit impaired loans	$18,193

The outstanding balance of purchased credit impaired loans receivable totaled $28.8 million and $28.3 million at January 1, 2018 and June 30, 2018, respectively. The fair value of purchased credit impaired loans was $18.9 million at June 30, 2018.

Activity for the accretable yield since the Acquisition Date was as follows:

For the Six Months Ended June 30, 2018
(Dollars in thousands)
Accretable yield at the beginning of the period	$-
Addition of accretable yield due to acquisition	2,616
Accretion into interest income	(740)
Accretable yield at the end of the period.	$1,876

Note 5– CREDIT QUALITY ASSESSMENT

Allowance for Loan Losses

Summary information on the allowance for loan loss activity for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2018	2017
Balance at beginning of year	$45,257	$44,067
Provision for loan losses	3,730	1,516
Loan charge-offs	(818)	(824)
Loan recoveries	324	320
Net charge-offs	(494)	(504)
Balance at period end	$48,493	$45,079

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2018
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$8,711	$3,501	$14,970	$7,178		$2,383	$7,268	$1,246	$45,257
Provision (credit)	1,033	688	2,000	(740)		327	(144)	566	3,730
Charge-offs	(378)	-	-	-		(414)	(26)	-	(818)
Recoveries	129	62	16	-		71	35	11	324
Net recoveries (charge-offs)	(249)	62	16	-		(343)	9	11	(494)
Balance at end of period	$9,495	$4,251	$16,986	$6,438		$2,367	$7,133	$1,823	$48,493

Total loans	$702,939	$609,266	$1,923,827	$1,184,421		$525,574	$1,106,674	$197,372	$6,250,073
Allowance for loans losses to total loans ratio	1.35%	0.70%	0.88%	0.54%		0.45%	0.64%	0.92%	0.78%

Balance of loans specifically evaluated for impairment	$7,668	$136	$5,878	$3,440	$	N/A	$1,775	$-	$18,897
Allowance for loans specifically evaluated for impairment	$3,123	$-	$1,255	$125	$	N/A	$-	$-	$4,503
Specific allowance to specific loans ratio	40.73%	-	21.35%	3.63%		N/A	-	-	23.83%

Balance of loans collectively evaluated	$688,133	$609,130	$1,900,464	$1,178,689		$524,231	$1,104,887	$197,372	$6,202,906
Allowance for loans collectively evaluated	$6,372	$4,251	$15,731	$6,313		$2,367	$7,133	$1,823	$43,990
Collective allowance to collective loans ratio	0.93%	0.70%	0.83%	0.54%		0.45%	0.65%	0.92%	0.71%

Balance of loans acquired with deteriorated credit quality	$7,138	$-	$17,485	$2,292		$1,343	$12	$-	$28,270
Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-		$-	$-	$-	$-
Allowance to loans acquired with deteriorated credit quality ratio	-	-	-	-		-	-	-	-

	For the Year Ended December 31,2017
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$7,539	$4,652	$12,939	$7,885		$2,828	$7,261	$963	$44,067
Provision (credit)	2,616	(1,254)	1,930	(459)		(57)	(56)	257	2,977
Charge-offs	(1,538)	-	-	(248)		(693)	(87)	-	(2,566)
Recoveries	94	103	101	-		305	150	26	779
Net recoveries (charge-offs)	(1,444)	103	101	(248)		(388)	63	26	(1,787)
Balance at end of period	$8,711	$3,501	$14,970	$7,178		$2,383	$7,268	$1,246	$45,257

Total loans	$497,948	$292,443	$1,112,710	$857,196		$455,829	$921,435	$176,687	$4,314,248
Allowance for loan losses to total loans ratio	1.75%	1.20%	1.35%	0.84%		0.52%	0.79%	0.71%	1.05%

Balance of loans specifically evaluated for impairment	$8,105	$136	$5,575	$4,078	$	N/A	$2,915	$-	$20,809
Allowance for loans specifically evaluated for impairment	$3,220	$-	$663	$131	$	N/A	$-	$-	$4,014
Specific allowance to specific loans ratio	39.73%	-	11.89%	3.21%		N/A	-	-	19.29%

Balance of loans collectively evaluated	$489,843	$292,307	$1,107,135	$853,118		$455,829	$918,520	$176,687	$4,293,439
Allowance for loans collectively evaluated	$5,491	$3,501	$14,307	$7,047		$2,383	$7,268	$1,246	$41,243
Collective allowance to collective loans ratio	1.12%	1.20%	1.29%	0.83%		0.52%	0.79%	0.71%	0.96%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	June 30, 2018	December 31, 2017
Impaired loans with a specific allowance	$11,829	$11,693
Impaired loans without a specific allowance	7,068	9,116
Total impaired loans	$18,897	$20,809

Allowance for loan losses related to impaired loans	$4,503	$4,014
Allowance for loan losses related to loans collectively evaluated	43,990	41,243
Total allowance for loan losses	$48,493	$45,257

Average impaired loans for the period	$20,166	$23,179
Contractual interest income due on impaired loans during the period	$1,298	$2,314
Interest income on impaired loans recognized on a cash basis	$302	$754
Interest income on impaired loans recognized on an accrual basis	$64	$169

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	June 30, 2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$3,493	$-	$5,157	$-	$-	$8,650
Restructured accruing	342	-	-	-	-	342
Restructured non-accruing	2,059	-	-	778	-	2,837
Balance	$5,894	$-	$5,157	$778	$-	$11,829

Allowance	$3,123	$-	$1,255	$125	$-	$4,503

Impaired loans without a specific allowance
Non-accruing	$307	$-	$721	$1,101	$-	$2,129
Restructured accruing	443	-	-	-	878	1,321
Restructured non-accruing	1,024	136	-	1,561	897	3,618
Balance	$1,774	$136	$721	$2,662	$1,775	$7,068

Total impaired loans
Non-accruing	$3,800	$-	$5,878	$1,101	$-	$10,779
Restructured accruing	785	-	-	-	878	1,663
Restructured non-accruing	3,083	136	-	2,339	897	6,455
Balance	$7,668	$136	$5,878	$3,440	$1,775	$18,897

Unpaid principal balance in total impaired loans	$10,755	$1,248	$10,476	$5,774	$2,646	$30,899

	June 30, 2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,906	$136	$5,755	$3,842	$2,527	$20,166
Contractual interest income due on impaired loans during the period	$531	$184	$317	$189	$77
Interest income on impaired loans recognized on a cash basis	$100	$-	$13	$83	$106
Interest income on impaired loans recognized on an accrual basis	$38	$-	$-	$-	$26

	December 31, 2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,516	$-	$5,157	$-	$-	$9,673
Restructured accruing	1,129	-	-	-	-	1,129
Restructured non-accruing	108	-	-	783	-	891
Balance	$5,753	$-	$5,157	$783	$-	$11,693

Allowance	$3,220	$-	$663	$131	$-	$4,014

Impaired loans without a specific allowance
Non-accruing	$391	$-	$418	$1,318	$-	$2,127
Restructured accruing	273	-	-	496	890	1,659
Restructured non-accruing	1,688	136	-	1,481	2,025	5,330
Balance	$2,352	$136	$418	$3,295	$2,915	$9,116

Total impaired loans
Non-accruing	$4,907	$-	$5,575	$1,318	$-	$11,800
Restructured accruing	1,402	-	-	496	890	2,788
Restructured non-accruing	1,796	136	-	2,264	2,025	6,221
Balance	$8,105	$136	$5,575	$4,078	$2,915	$20,809

Unpaid principal balance in total impaired loans	$11,263	$1,248	$10,166	$6,331	$3,681	$32,689

	December 31, 2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,903	$137	$6,835	$5,336	$2,968	$23,179
Contractual interest income due on impaired loans during the period	$828	$333	$669	$400	$84
Interest income on impaired loans recognized on a cash basis	$204	$-	$24	$394	$132
Interest income on impaired loans recognized on an accrual basis	$111	$-	$-	$26	$32

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	June 30, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans (1)	$6,883	$136	$5,878	$3,440	$4,298	$6,251	$168	$27,054
Loans 90 days past due	6	-	-	112	-	-	-	118
Restructured loans	785	-	-	-	-	878	-	1,663
Total non-performing loans	7,674	136	5,878	3,552	4,298	7,129	168	28,835
Other real estate owned	39	365	497	-	-	1,460	-	2,361
Total non-performing assets	$7,713	$501	$6,375	$3,552	$4,298	$8,589	$168	$31,196

(1) Includes $1.4 million of consumer loans acquired from WashingtonFirst considered performing at the Acquisition Date.

	December 31, 2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$6,703	$136	$5,575	$3,582	$2,967	$7,196	$177	$26,336
Loans 90 days past due	-	-	-	-	-	225	-	225
Restructured loans	1,402	-	-	496	-	890	-	2,788
Total non-performing loans	8,105	136	5,575	4,078	2,967	8,311	177	29,349
Other real estate owned	39	365	-	400	-	1,449	-	2,253
Total non-performing assets	$8,144	$501	$5,575	$4,478	$2,967	$9,760	$177	$31,602

	June 30, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$744	$28	$2,995	$144	$3,492	$9,532	$-	$16,935
61-90 days	3,532	279	770	771	1,060	4,893	-	11,305
> 90 days	6	-	-	112	-	-	-	118
Total past due	4,282	307	3,765	1,027	4,552	14,425	-	28,358
Non-accrual loans (1)	6,883	136	5,878	3,440	4,298	6,251	168	27,054
Loans acquired with deteriorated credit quality	7,138	-	17,485	2,292	1,343	12	-	28,270
Current loans	684,636	608,823	1,896,699	1,177,662	515,381	1,085,986	197,204	6,166,391
Total loans	$702,939	$609,266	$1,923,827	$1,184,421	$525,574	$1,106,674	$197,372	$6,250,073

(1) Includes $1.4 million of consumer loans acquired from WashingtonFirst considered performing at the Acquisition Date.

	December 31, 2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$587	$-	$775	$414	$2,107	$6,100	$-	$9,983
61-90 days	-	-	-	-	106	3,103	-	3,209
> 90 days	-	-	-	-	-	225	-	225
Total past due	587	-	775	414	2,213	9,428	-	13,417
Non-accrual loans	6,703	136	5,575	3,582	2,967	7,196	177	26,336
Current loans	490,658	292,307	1,106,360	853,200	450,649	904,811	176,510	4,274,495
Total loans	$497,948	$292,443	$1,112,710	$857,196	$455,829	$921,435	$176,687	$4,314,248

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	June 30, 2018
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$679,208	$608,808	$1,896,995	$1,171,576	$4,356,587
Special Mention	3,574	322	3,469	5,296	12,661
Substandard	20,157	136	23,363	7,549	51,205
Doubtful	-	-	-	-	-
Total	$702,939	$609,266	$1,923,827	$1,184,421	$4,420,453

	December 31, 2017
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$482,924	$292,307	$1,103,480	$845,102	$2,723,813
Special Mention	2,443	-	3,517	5,505	11,465
Substandard	12,581	136	5,713	6,589	25,019
Doubtful	-	-	-	-	-
Total	$497,948	$292,443	$1,112,710	$857,196	$2,760,297

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	June 30, 2018
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$521,276	$1,099,545	$197,204	$1,818,025
Non-performing:
90 days past due	-	-	-	-
Non-accruing (1)	4,298	6,251	168	10,717
Restructured loans	-	878	-	878
Total	$525,574	$1,106,674	$197,372	$1,829,620

(1) Includes $1.4 million of consumer loans acquired from WashingtonFirst considered performing at the Acquisition Date.

	December 31, 2017
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$452,862	$913,124	$176,510	$1,542,496
Non-performing:
90 days past due	-	225	-	225
Non-accruing	2,967	7,196	177	10,340
Restructured loans	-	890	-	890
Total	$455,829	$921,435	$176,687	$1,553,951

During the six months ended June 30, 2018, the Company restructured $1.6 million in loans that were designated as troubled debt restructurings.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during the six months ended June 30, 2018 had specific reserves of $0.6 million.  For the year ended December 31, 2017, the Company restructured $2.1 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2017 had specific reserves of $0.2 million at December 31, 2017.  The commitments to lend additional funds on loans that have been restructured at June 30, 2018 and December 31, 2017 were not significant.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Six Months Ended June 30, 2018
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$-	$-	$-	$-	$-	$-
Restructured non-accruing	1,464	-	-	158	-	1,622
Balance	$1,464	$-	$-	$158	$-	$1,622

Specific allowance	$637	$-	$-	$-	$-	$637

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2017
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$492	$-	$-	$-	$-	$492
Restructured non-accruing	1,019	-	-	540	-	1,559
Balance	$1,511	$-	$-	$540	$-	$2,051

Specific allowance	$247	$-	$-	$-	$-	$247

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $2.4 million and $2.3 million at June 30, 2018 and December 31, 2017, respectively. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2018.

Note 6 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	June 30, 2018			Weighted	December 31, 2017			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$10,678	$(971)	$9,707	9.5 years	$-	$-	$-	-
Other identifiable intangibles	1,478	(317)	1,161	11.0 years	786	(206)	580	13.1 years
Total amortizing intangible assets	$12,156	$(1,288)	$10,868		$786	$(206)	$580

Goodwill	$346,312		$346,312		$85,768		$85,768

During 2018, the acquisition of WashingtonFirst and subsidiaries resulted in the addition of $0.7 million in other intangible assets.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2018	$1,080
2019	1,944
2020	1,720
2021	1,507
Thereafter	4,617
Total amortizing intangible assets	$10,868

The amount of goodwill by reportable segment recognized in the WashingtonFirst acquisition is presented in the following table:

	Community		Investment
(Dollars in thousands)	Banking	Insurance	Management	Total
Balance December 31, 2017	$69,991	$6,788	$8,989	$85,768
WashingtonFirst Acquisition	260,345	-	199	260,544
Balance June 30, 2018	$330,336	$6,788	$9,188	$346,312

Note 7 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2018	December 31, 2017
Noninterest-bearing deposits	$1,910,690	$1,264,392
Interest-bearing deposits:
Demand	722,476	658,716
Money market savings	1,603,902	1,030,432
Regular savings	355,569	321,171
Time deposits of less than $100,000	427,635	293,201
Time deposits of $100,000 or more	817,554	395,750
Total interest-bearing deposits	3,927,136	2,699,270
Total deposits	$5,837,826	$3,963,662

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

In 2003, Alliance Bankshares Corporation, which was acquired by WashingtonFirst in 2012, issued $10.3 million of junior subordinated debt securities to Alliance Virginia Capital Trust I, of which Alliance Bankshares Corporation owned all of the common securities.  The trust used the proceeds from the issuance of its underlying common securities and preferred securities, which were sold to third parties, to purchase the debt securities. These debt securities are the trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The obligations under the debt securities were assumed by the Company at the date of acquisition. The debt securities are due on June 30, 2033 and are callable at any time, without penalty. The interest rate associated with the debt securities is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of June 30, 2018 was 5.49%. Under the indenture governing the debt securities, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted. The trust’s preferred securities are mandatorily redeemable upon maturity of the debt securities, or upon earlier redemption as provided in the indenture. If the debt securities are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. The Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the trust securities subject to certain exceptions, the redemption price with respect to any trust securities called for redemption and amounts due if the trust is liquidated or terminated. As of June 30, 2018, the Company was current on all interest payments. Under current regulatory guidelines the trust preferred securities are considered to be Tier 1 capital.

The following table provides information on subordinated debentures for the period indicated:

	As of,
(In thousands)	January 1, 2018	June 30, 2018
Subordinated debentures	$25,000	$25,000
Add: Purchase accounting premium	2,158	2,091
Trust preferred securities	10,310	10,310
Add: Purchase accounting premium	96	94
Total subordinated debentures	$37,564	$37,495

Note 9 – Share Based Compensation

At June 30, 2018, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,243,108 are available for issuance at June 30, 2018, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.6 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, related to the awards of stock options and restricted stock grants.  Compensation expense of $1.1 million and $1.0 million was recognized for the six months ended June 30, 2018 and 2017, respectively. The intrinsic value of stock options exercised in the six months ended June 30, 2018 and 2017 was $0.3 million and $0.6 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of June 30, 2018.  That cost is expected to be recognized over a weighted average period of approximately 2.2 years.  The total of unrecognized compensation cost related to restricted stock was approximately $6.4 million as of June 30, 2018.  That cost is expected to be recognized over a weighted average period of approximately 3.3 years.  The fair value of the options vested during the six months ended June 30, 2018 and 2017, was not significant.

In the first quarter of 2018, 16,212 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  The Company granted 36,003 shares of restricted stock in the first quarter of 2018, of which 9,170 shares are subject to a three year vesting schedule with one third of the shares vesting each year and 26,833 shares subject to a five year vesting schedule with one fifth of the shares vesting each year. During the second quarter of 2018, the Company granted 46,407 shares of restricted stock, all of which are subject to a five year vesting schedule with one fifth of shares vesting on April 1st of each year.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2018	87,300	$26.22		$1,160
Granted	16,212	$38.15
Exercised	(17,927)	$20.65		$337
Forfeited or expired	(482)	$36.68
Balance at June 30, 2018	85,103	$29.60	4.2	$989

Exercisable at June 30, 2018	54,958	$25.46	3.1	$860

Weighted average fair value of options
granted during the year		$11.73

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2018	189,035	$30.92
Granted	82,410	$38.93
Vested	(64,875)	$27.74
Forfeited	(1,194)	$33.05
Restricted stock at June 30, 2018	205,376	$35.13

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Interest cost on projected benefit obligation	$385	$410	$770	$820
Expected return on plan assets	(465)	(496)	(930)	(992)
Recognized net actuarial loss	250	295	500	590
Net periodic benefit cost	$170	$209	$340	$418

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  After consideration of these factors, the Company made a contribution of $0.2 million to the plan during the second quarter of 2018. The Company did not make any contributions to the plan during the first quarter of 2018.  Management continues to monitor the funding level of the pension plan and may make additional contributions as necessary during 2018.

Note 11 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2018	2017	2018	2017
Net income	$24,399	$14,741	$46,064	$29,853

Basic:
Basic weighted average EPS shares	35,721	24,198	35,686	24,164

Basic net income per share	$0.68	$0.61	$1.29	$1.24

Diluted:
Basic weighted average EPS shares	35,721	24,198	35,686	24,164
Dilutive common stock equivalents	23	65	24	95
Dilutive EPS shares	35,744	24,263	35,710	24,259

Diluted net income per share	$0.68	$0.61	$1.29	$1.23

Anti-dilutive shares	6	5	6	3

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2018	$687	$(7,544)	$(6,857)
Other comprehensive income before reclassification, net of tax	(12,491)	-	(12,491)
Reclassifications from accumulated other comprehensive income, net of tax	(47)	316	269
Current period change in other comprehensive income, net of tax	(12,538)	316	(12,222)
Reclassification of tax effects from accumulated other comprehensive income	148	(1,625)	(1,477)
Balance at June 30, 2018	$(11,703)	$(8,853)	$(20,556)

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2017	$1,642	$(8,256)	$(6,614)
Other comprehensive income before reclassification, net of tax	3,314	-	3,314
Reclassifications from accumulated other comprehensive income, net of tax	(767)	355	(412)
Current period change in other comprehensive income, net of tax	2,547	355	2,902
Balance at June 30, 2017	$4,189	$(7,901)	$(3,712)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2018	2017
Unrealized gains on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$63	$1,275
Income before taxes	63	1,275
Tax expense	(16)	(508)
Net income	$47	$767

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss(1)	$(500)	$(590)
Income before taxes	(500)	(590)
Tax benefit	184	235
Net loss	$(316)	$(355)
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

Note 13 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $17.2 million with a fair value of $0.5 million as of June 30, 2018 compared to $17.8 million with a fair value of $0.7 million as of December 31, 2017.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Fair values of the swaps are carried as both gross assets and gross liabilities in the Condensed Consolidated Statements of Condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Note 15 – Fair Value

Generally accepted accounting principles provide entities the option to measure eligible financial assets, financial liabilities and commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment.  Subsequent changes in fair value must be recorded in earnings.  The Company applies the fair value option on residential mortgage loans held for sale.  The fair value option on residential mortgage loans held for sale allows the recognition of gains on sale of mortgage loans to more accurately reflect the timing and economics of the transaction.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2018
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$40,000	$-	$40,000
Investments available-for-sale:
U.S. government agencies	-	206,448	-	206,448
State and municipal	-	322,506	-	322,506
Mortgage-backed	-	403,762	-	403,762
Corporate debt	-	-	9,238	9,238
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	498	-	498

Liabilities
Interest rate swap agreements	$-	$(498)	$-	$(498)

	December 31, 2017
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$9,848	$-	$9,848
Investments available-for-sale:
U.S. government agencies	-	106,568	-	106,568
State and municipal	-	312,253	-	312,253
Mortgage-backed	-	300,040	-	300,040
Corporate debt	-	-	9,432	9,432
Trust preferred	-	-	1,002	1,002
Marketable equity securities	-	212	-	212
Interest rate swap agreements	-	707	-	707

Liabilities
Interest rate swap agreements	$-	$(707)	$-	$(707)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2018	$10,434
Additions of Level 3 assets	310
Principal sales	(1,002)
Total unrealized losses included in other comprehensive loss	(194)
Balance at June 30, 2018	$9,548

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2018
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$7,100	$7,100	$(11,970)
Other real estate owned	-	-	2,361	2,361	(54)
Total	$-	$-	$9,461	$9,461	$(12,024)

	December 31, 2017
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$8,474	$8,474	$(11,806)
Other real estate owned	-	-	2,253	2,253	(158)
Total	$-	$-	$10,727	$10,727	$(11,964)

At June 30, 2018, impaired loans totaling $18.9 million were written down to fair value of $14.4 million as a result of specific loan loss allowances of $4.5 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $20.8 million were written down to fair value of $16.8 million at December 31, 2017 as a result of specific loan loss allowances of $4.0 million associated with the impaired loans.

Loan impairment is measured using the present value of expected cash flows, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loans are collateral dependent.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical experience, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above. Valuation techniques are consistent with those techniques applied in prior periods.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	June 30, 2018		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$74,442	$74,442	$-	$74,442	$-
Loans, net of allowance	6,201,580	6,060,778	-	-	6,060,778
Other assets	109,498	109,498	-	109,498	-

Financial Liabilities
Time deposits	$1,245,189	$1,256,431	$-	$1,256,431	$-
Securities sold under retail repurchase agreements and
federal funds purchased	139,647	139,647	-	139,647	-
Advances from FHLB	1,063,777	1,063,894	-	1,063,894	-
Subordinated debentures	37,495	31,724	-	-	31,724

			Fair Value Measurements
	December 31, 2017		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$45,518	$45,518	$-	$45,518	$-
Loans, net of allowance	4,268,991	4,320,719	-	-	4,320,719
Other assets	95,730	95,730	-	95,730	-

Financial Liabilities
Time deposits	$688,951	$684,139	$-	$684,139	$-
Securities sold under retail repurchase agreements and
federal funds purchased	119,359	119,359	-	119,359	-
Advances from FHLB	765,833	769,860	-	769,860	-
Subordinated debentures	-	-	-	-	-

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles was $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively.  This amount was not significant for the three and six months ended June 30, 2017.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles were not significant for the three and six months ended June 30, 2018 and 2017, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.5 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles were not significant for the three and six months ended June 30, 2018 and 2017, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended June 30, 2018
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$78,596	$1	$2	$(2)	$78,597
Interest expense	14,781	-	-	(2)	14,779
Provision for loan losses	1,733	-	-	-	1,733
Noninterest income	11,252	1,179	2,590	(153)	14,868
Noninterest expense	42,302	1,302	1,631	(153)	45,082
Income before income taxes	31,032	(122)	961	-	31,871
Income tax expense	7,249	(32)	255	-	7,472
Net income	$23,783	$(90)	$706	$-	$24,399

Assets	$8,154,957	$9,041	$15,407	$(26,805)	$8,152,600

	Three Months Ended June 30, 2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$48,576	$-	$2	$(2)	$48,576
Interest expense	6,252	-	-	(2)	6,250
Provision for loan losses	1,322	-	-	-	1,322
Non-interest income	10,544	1,223	2,014	(210)	13,571
Non-interest expense	30,602	1,324	1,152	(210)	32,868
Income before income taxes	20,944	(101)	864	-	21,707
Income tax expense	6,669	(40)	337	-	6,966
Net income	$14,275	$(61)	$527	$-	$14,741

Assets	$5,273,823	$8,046	$13,676	$(25,024)	$5,270,521

	Six Months Ended June 30, 2018
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$154,100	$1	$3	$(3)	$154,101
Interest expense	27,395	-	-	(3)	27,392
Provision for loan losses	3,730	-	-	-	3,730
Noninterest income	24,423	3,001	4,869	(307)	31,986
Noninterest expense	89,333	2,681	3,016	(307)	94,723
Income before income taxes	58,065	321	1,856	-	60,242
Income tax expense	13,602	91	485	-	14,178
Net income	$44,463	$230	$1,371	$-	$46,064

Assets	$8,154,957	$9,041	$15,407	$(26,805)	$8,152,600

	Six Months Ended June 30, 2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$94,533	$1	$4	$(4)	$94,534
Interest expense	11,959	-	-	(4)	11,955
Provision for loan losses	1,516	-	-	-	1,516
Non-interest income	19,630	2,975	4,017	(419)	26,203
Non-interest expense	58,401	2,679	2,188	(419)	62,849
Income before income taxes	42,287	297	1,833	-	44,417
Income tax expense	13,729	121	714	-	14,564
Net income	$28,558	$176	$1,119	$-	$29,853

Assets	$5,273,823	$8,046	$13,676	$(25,024)	$5,270,521

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank traces its origin to 1868, making it among the oldest institutions in the region. This year marks its 150th year anniversary. Independent and community-oriented, Sandy Spring Bank offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank also offers a comprehensive menu of insurance and wealth management services. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Company is a $8.2 billion community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank offers a comprehensive menu of insurance and investment management services.

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

The results of operations for the first six months of 2018 include the impact of the acquisition on the various income and expense classifications as presented in the subsequent sections of management’s discussion and analysis.  Significant period-to-period asset and liability variances are also directly attributable to the WashingtonFirst transaction.  Operational cost savings from the synergies resulting from the combination of the institutions will continue to be realized throughout 2018.

Overview

Net income for the Company for the second quarter of 2018 totaled $24.4 million ($0.68 per diluted share) as compared to net income of $14.7 million ($0.61 per diluted share) for the second quarter of 2017 and net income of $21.7 million ($0.61 per diluted share) for the first quarter of 2018. The current quarter’s results included the impact of $2.2 million in merger expenses.  Exclusive of the after-tax impact of these expenses, earnings per diluted share would have been approximately $0.73 per share.

These results reflect the following events:

•         Total loans increased 51% compared to the second quarter of 2017, primarily as a result of the acquisition. Loan growth momentum remained strong as the loan portfolio grew 3% compared to the first quarter of 2018.

•         The net interest margin was 3.56% for the second quarter of 2018, compared to 3.60% for the second quarter of 2017 and 3.58% for the first quarter of 2018.  The prior year’s margin was positively impacted by an interest income recovery of $0.7 million.  Exclusive of this non-core item, the prior year’s margin would have been 3.54%.

•         Second quarter results reflected an annualized return on average assets of 1.23% and annualized return on average equity of 9.66% as compared to 1.14% and 10.80% respectively for the second quarter of 2017.  Exclusive of merger costs on an after-tax basis, the return on average assets and return on average equity would have been 1.32% and 10.32%, respectively.

•         Pre-tax merger expenses recognized in the current quarter declined to $2.2 million compared to $9.0 million in the prior quarter.

•         The effective tax rate for the current quarter was 23.4% compared to 32.1% for the same quarter of the prior year and 23.6% for the prior quarter.

•         The Non-GAAP efficiency ratio was 52.98% for the current quarter as compared to 54.10% for the second quarter of 2017 and 49.54% for the first quarter of 2018.

•         Dividend increased 8% to $0.28 per share in the second quarter of 2018 from $0.26 per share in previous quarters.

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

Total assets at June 30, 2018 increased 50% compared to December 31, 2017 substantially driven by earning asset balances that increased due to the acquisition of WashingtonFirst on January 1, 2018. Additionally, customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 41% compared to balances at December 31, 2017. Liquidity continues to remain strong due to borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.  As a result of the acquisition and a lesser extent from retained earnings, stockholders’ equity increased $463 million compared to December 31, 2017.

Non-performing loans (which excludes purchased credit impaired loans) represented 0.46% of total loans at June 30, 2018 compared to 0.78% at June 30, 2017 as a result of the growth in the loan portfolio.  The Company’s non-performing loans were $28.8 million at June 30, 2018 compared to $32.2 million at June 30, 2017.  The ratio of annualized net charge-offs to average loans was 0.01% for the second quarter of 2018 compared to 0.01% for the prior year quarter.

Net interest income for the second quarter of 2018 increased 51% compared to the second quarter of 2017 as a result of the WashingtonFirst acquisition and, to a lesser extent, the Company’s organic loan growth during the period.  The net interest margin was 3.56% for the second quarter of 2018 compared to 3.60% for the second quarter of 2017.  The prior year’s margin was positively impacted by an interest income recovery of $0.7 million.  Exclusive of this non-core item, the margin would have been 3.54%.

The provision for loan losses was $1.7 million for the second quarter of 2018 compared to $1.3 million for the second quarter of 2017.  The increase in the provision reflects the impact of organic loan production and the impact of acquired loans being refinanced as they reach maturity under the original lending arrangements during the second quarter of 2018.

Non-interest income increased 10% for the second quarter of 2018 as compared to the second quarter of 2017.  The second quarter of 2017 included gains of $1.3 million on sales of investment securities. Excluding the gains, non-interest income increased 21% due primarily to the impact of increased mortgage banking activities and, to a lesser extent, income from wealth management activities and service charges on deposit accounts.

Non-interest expenses increased 37% to $45.1 million for the second quarter of 2018 compared to $32.9 million in the second quarter of 2017. The current quarter included $2.2 million in merger expenses and the second quarter of 2017 included $1.3 million in penalties on the early payoff of high-rate FHLB advances and $1.0 million in merger expenses. Excluding these transactions, non-interest expenses increased 40% compared to the second quarter of 2017 due to increased compensation and benefit costs and facility and operational expenses.  Merger expenses for the current quarter include the costs related to the consolidation of six redundant branches.  The non-GAAP efficiency ratio improved to 52.98% for the second quarter of 2018, compared to 54.10% for the second quarter of 2017, as a result of the growth in net interest income.

Results of Operations

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Net income for the Company for the first six months of 2018 totaled $46.1 million ($1.29 per diluted share) compared to net income of $29.9 million ($1.23 per diluted share) for the first six months of 2017.

Net Interest Income

The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For purposes of this discussion and analysis, the interest earned on tax-exempt loans and investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income. The following discussion of net interest income should be considered in conjunction with the review of the information provided in the following table.

Net interest income for the first six months of 2018 was $126.7 million compared to $82.6 million for the first six months of 2017. On a tax-equivalent basis, net interest income for the first six months of 2018 was $129.0 million compared to $86.3 million for the first six months of 2017, a 49% increase. The increase in net interest income is the result of the acquisition and, to a lesser degree, the Company’s organic earning asset growth during the period. The following table provides an analysis of net interest income performance that reflects a net interest margin that has increased to 3.57% for the first six months of 2018 compared to 3.56% for the first six months of 2017.  The amortization of the fair value adjustments to both interest-earning assets and interest-bearing liabilities directly attributable to the acquisition had a positive effect on net interest margin for the current period. The amortization of the fair value adjustments is estimated to be 12 basis points on an annual basis.  This estimate could be affected by prepayments in the acquired loan portfolio.  This favorable margin impact was partially offset by the effect of the recently enacted tax rate reduction on tax-advantaged securities in the investment portfolio, which adversely affected the margin by 5 basis points.  Net interest income for the first six months of 2017 included the $0.7 million from the full payoff of a previously acquired credit impaired loan.  Exclusive of the recovered interest income, the net interest margin would have been 3.54%.  The impact of the amortization of the fair value adjustments on net interest income for the first six months of 2018 is presented in the following table:

For the Six Months Ended June 30, 2018
(In thousands)
Net Interest Income Excluding Purchase Accounting Adjustments:
Net Interest Income	$126,709
Accretion of fair value adjustment on pools of homogeneous loans	(2,284)
Accretion of loan credit fair value adjustment on purchased credit impaired loans	(740)
Accretion of fair value adjustment on certificates of deposits	(1,345)
Accretion of fair value adjustment on subordinated debentures	(68)
Net Interest Income Excluding Purchase Accounting Adjustments	$122,272

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Six Months Ended June 30,
		2018			2017
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,075,540	$19,795	3.68%	$854,022	$14,879	3.48%
Residential construction loans	208,332	4,043	3.91	163,174	3,015	3.73
Total mortgage loans	1,283,872	23,838	3.72	1,017,196	17,894	3.52
Commercial AD&C loans	579,458	16,407	5.71	306,604	7,421	4.88
Commercial investor real estate loans	1,956,374	46,089	4.75	977,915	21,699	4.47
Commercial owner occupied real estate loans	1,062,912	24,567	4.66	775,625	19,009	4.94
Commercial business loans	661,851	16,856	5.14	458,563	10,069	4.43
Total commercial loans	4,260,595	103,919	4.92	2,518,707	58,198	4.66
Consumer loans	535,064	11,299	4.32	459,927	8,101	3.58
Total loans (2)	6,079,531	139,056	4.61	3,995,830	84,193	4.24
Loans held for sale	30,557	647	4.24	7,238	154	4.27
Taxable securities	747,862	10,549	2.82	534,306	7,413	2.78
Tax-exempt securities (3)	297,359	5,220	3.51	296,323	6,280	4.24
Total investment securities	1,045,221	15,769	3.02	830,629	13,693	3.30
Interest-bearing deposits with banks	104,115	871	1.69	40,038	181	0.91
Federal funds sold	2,925	20	1.36	2,320	10	0.84
Total interest-earning assets	7,262,349	156,363	4.33	4,876,055	98,231	4.05

Less: allowance for loan losses	(46,689)			(43,703)
Cash and due from banks	71,664			48,165
Premises and equipment, net	61,027			53,548
Other assets	535,844			223,228
Total assets	$7,884,195			$5,157,293

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$744,048	426	0.12%	$612,608	237	0.08%
Regular savings deposits	412,053	395	0.19	320,577	106	0.07
Money market savings deposits	1,467,823	7,698	1.06	986,625	1,854	0.38
Time deposits	1,225,755	7,291	1.20	616,713	3,314	1.08
Total interest-bearing deposits	3,849,679	15,810	0.83	2,536,523	5,511	0.44
Other borrowings	144,100	216	0.30	130,531	155	0.24
Advances from FHLB	1,055,982	10,416	1.99	699,641	6,277	1.81
Subordinated debentures	37,536	950	5.07	829	12	2.91
Total interest-bearing liabilities	5,087,297	27,392	1.09	3,367,524	11,955	0.72

Noninterest-bearing demand deposits	1,724,353			1,205,809
Other liabilities	60,943			42,659
Stockholders' equity	1,011,602			541,301
Total liabilities and stockholders' equity	$7,884,195			$5,157,293

Net interest income and spread		128,971	3.24%		86,276	3.33%
Less: tax-equivalent adjustment		2,262			3,697
Net interest income		$126,709			$82,579

Interest income/earning assets			4.33%			4.05%
Interest expense/earning assets			0.76			0.49
Net interest margin			3.57%			3.56%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 26.13% and 39.88% for 2018 and 2017, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $2.3 million and $3.7 million in 2018 and 2017, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2018 vs. 2017			2017 vs. 2016
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$4,916	$4,024	$892	$1,077	$784	$293
Residential construction loans	1,028	875	153	552	440	112
Commercial AD&C loans	8,986	7,545	1,441	1,308	939	369
Commercial investor real estate loans	24,390	22,952	1,438	4,099	4,610	(511)
Commercial owner occupied real estate loans	5,558	6,688	(1,130)	2,644	2,270	374
Commercial business loans	6,787	4,985	1,802	113	24	89
Consumer loans	3,198	1,438	1,760	327	157	170
Loans held for sale	493	494	(1)	(44)	(79)	35
Taxable securities	3,136	3,026	110	1,057	582	475
Tax exempt securities	(1,060)	22	(1,082)	256	242	14
Interest-bearing deposits with banks	690	449	241	74	(7)	81
Federal funds sold	10	3	7	8	6	2
Total interest income	58,132	52,501	5,631	11,471	9,968	1,503

Interest expense on funding of earning assets:
Interest-bearing demand deposits	189	57	132	14	14	-
Regular savings deposits	289	42	247	17	6	11
Money market savings deposits	5,844	1,252	4,592	922	95	827
Time deposits	3,977	3,575	402	680	400	280
Other borrowings	61	18	43	17	17	-
Advances from FHLB	4,139	3,462	677	164	936	(772)
Subordinated debentures	938	922	16	(461)	(466)	5
Total interest expense	15,437	9,328	6,109	1,353	1,002	351
Net interest income	$42,695	$43,173	$(478)	$10,118	$8,966	$1,152

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income increased 59% for the first six months of 2018 compared to the prior year period. The previous tables reflect that the increase in interest income has been driven predominantly by the growth in interest-earning assets as a result of the WashingtonFirst acquisition and, to a lesser extent, organic loan and investment portfolio growth during the past twelve months.

The average balance of the loan portfolio increased 52% for the first six months of 2018 compared to the first six months of 2017. This growth occurred in all segments of the loan portfolio with the most significant growth in the commercial real estate portfolios. The loan portfolio acquired from WashingtonFirst was similar in composition to the Company’s loan portfolio.  The yield on average loans increased 37 basis points compared to the prior year period.  The increase in the yield on loans was the primary driver of the 28 basis point rise in the yield on interest-earning assets from period to period.

The average yield on total investment securities decreased 28 basis points as the average balance of the portfolio increased 26% for the first six months of 2018 compared to the first six months of 2017.  The decrease in the yield on investments was driven by the impact on tax-exempt securities of the recently enacted tax legislation.  The reduction in corporate income tax rates resulted in the 73 basis point decline in the tax-equivalent yield on these investments while the average size of the portfolio remained relatively level from period to period.

Interest Expense

Interest expense increased 129% in the first six months of 2018 compared to the first six months of 2017. While the majority of the increase from period to period was due to the WashingtonFirst acquisition, during the period, the Company had increased rates or maintained pre-existing rates structures on various categories of deposits to perpetuate deposit relationships and provide funding for loan growth.  The cost of interest-bearing deposits increased due predominantly to the 49% growth in money market and 99% growth in time deposit average balances coupled with the substantial increase in money market deposit rates.  The changes in the money market rates were directly affected by changes in the certain pricing indices in addition to the maintenance of the pricing structure associated with the money market accounts acquired from WashingtonFirst. Additionally, average borrowings increased 49% as the average rate paid increased 33 basis points from period to period.  The overall impact was an increase of 37 basis points in the rate paid on interest-bearing liabilities in the first six months of 2018 compared to first six months of 2017.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2018/2017	2018/2017
(Dollars in thousands)	2018	2017	$ Change	% Change
Securities gains	$63	$1,275	$(1,212)	(95.1)%
Service charges on deposit accounts	4,549	3,981	568	14.3
Mortgage banking activities	4,271	1,448	2,823	195.0
Wealth management income	10,448	9,228	1,220	13.2
Insurance agency commissions	3,004	2,974	30	1.0
Income from bank owned life insurance	3,001	1,199	1,802	150.3
Bank card fees	2,763	2,398	365	15.2
Other income	3,887	3,700	187	5.1
Total non-interest income	$31,986	$26,203	$5,783	22.1

Total non-interest income was $32.0 million for the first six months of 2018 compared to $26.2 million for the first six months of 2017. The first six months of 2017 included $1.3 million in gains on sales of investment securities.   Excluding these gains, non-interest income increased 28% compared to the prior year period primarily due to increases in mortgage banking activities, wealth management income and BOLI insurance proceeds.  Further detail by type of non-interest income follows:

•         Gains on sales of investment securities declined by $1.3 million for the first six months of 2018 compared to the first six months of 2017.  During the first six months of 2017 the Company sold specific equity securities for gains that were applied to offset the impact of prepayment penalties incurred on FHLB advances during the second quarter of 2017.

•         Income from mortgage banking activities increased 195% in the first six months of 2018 compared to the first six months of 2017.  Origination volume associated with the mortgage lending operations acquired as part of the WashingtonFirst acquisition contributed to the significant growth in mortgage banking income for the first six months of 2018.

  Wealth management income is comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiary.   Overall, wealth management income increased 13% for the first six months of 2018 compared to the same period of the prior year.   Trust services fees increased 7% for the first six months of 2018 compared to the prior year period due to an increase in personal trust services.  Investment management fees increased 21% for the first six months of 2018 compared to the same period of 2017, due to an increase in assets under management.  Overall total assets under management increased to $2.9 billion at June 30, 2018 compared to $2.6 billion at June 30, 2017 primarily as a result of positive trends occurring in the financial markets, an increase in sales efforts and, to a lesser extent, the addition of the wealth management line of business associated with the WashingtonFirst  acquisition.
  BOLI life insurance income increased for the first six months of 2018 as compared to the first six months of 2017 due to the receipt $1.6 million in mortality proceeds in the first quarter of 2018.
  Bank card fee income grew 15% during the first half of 2018 compared to the first half of 2017 as transaction volume increased from the prior year.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2018/2017	2018/2017
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$48,576	$36,083	$12,493	34.6%
Occupancy expense of premises	9,584	6,613	2,971	44.9
Equipment expenses	4,468	3,491	977	28.0
Marketing	2,093	1,439	654	45.4
Outside data services	3,104	2,759	345	12.5
FDIC insurance	2,583	1,628	955	58.7
Amortization of intangible assets	1,082	51	1,031	n.m
Merger expenses	11,186	987	10,199	n.m
Professional fees	2,739	2,000	739	37.0
Other real estate owned	79	(1)	80	n.m
Other expense	9,229	7,799	1,430	18.3
Total non-interest expense	$94,723	$62,849	$31,874	50.7

Non-interest expenses increased 51% to $94.7 million in the first six months of 2018 compared to $62.8 million in the first six months of 2017.   The first six months of 2018 included $11.2 million in merger expenses.  The six months ended June 30, 2017, included $1.3 million in prepayment penalties for the early payoff of high-rate FHLB advances and $1.0 million in merger expenses.  Excluding the impact of the prepayment penalties and merger expenses, non-interest expenses increased 38% over the prior year period.  The majority of the increase was in compensation, facility costs and other operational expenses resulting from the increased size of the Company.  Further detail by category of non-interest expense follows:

  Salaries and employee benefits, the largest component of non-interest expenses, increased 35% in the first six months of 2018 due to the increase in the average number of full-time equivalent employees to 919 in the first half of 2018 compared to 733 in the first half of 2017.
  Combined occupancy and equipment expenses increased 39% compared to the prior year as a result of the impact from the additional acquired branches and business offices.
  Marketing expense increased 45% as a result of focused marketing initiatives and various media campaigns.
  FDIC insurance experienced a 59% increase due to growth in the total asset assessment base.
  Merger expenses are comprised of a variety of expenses related to personnel decisions, systems conversions, professional fees and branch closure costs that are directly associated with the acquisition of WashingtonFirst.
  Core deposit intangible amortization increased compared to the prior year as a result of the intangible associated with the WashingtonFirst acquisition.

•         Other non-interest expenses increased 23% in the first six months of 2018 compared to the prior year period.  The prior year included $1.3 million in penalties related to the prepayment of FHLB advances.  Excluding these expenses, other non-interest expenses increased 41% for the first six months compared to the prior year period.  This increase was driven primarily by increases in communication costs, professional fees and franchise taxes.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger expenses, the amortization of intangibles, and other non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio improved in the first six months of 2018 compared to the first six months of 2017 due primarily to the increase in net interest income discussed previously.

In addition, the Company uses pre-tax, pre-provision income adjusted for merger expenses as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding the provision for loan losses, merger expenses and the provision for income taxes back to net income. This metric increased in the first six months of 2018 compared to the first six months of 2017 due primarily to the increase in net interest income.

	Six Months Ended
	June 30,
(Dollars in thousands)	2018	2017
Pre-tax pre-provision income:
Net income	$46,064	$29,853
Plus non-GAAP adjustments:
Merger expenses	11,186	987
Income taxes	14,178	14,564
Provision for loan losses	3,730	1,516
Pre-tax pre-provision income	$75,158	$46,920

Efficiency ratio - GAAP basis:
Non-interest expense	$94,723	$62,849

Net interest income plus non-interest income	$158,695	$108,782

Efficiency ratio - GAAP basis	59.69%	57.78%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$94,723	$62,849
Less non-GAAP adjustments:
Amortization of intangible assets	1,082	51
Loss on FHLB redemption	-	1,275
Merger expenses	11,186	987
Non-interest expenses - as adjusted	$82,455	$60,536

Net interest income plus non-interest income	$158,695	$108,782
Plus non-GAAP adjustment:
Tax-equivalent income	2,262	3,697
Less non-GAAP adjustment:
Securities gains	63	1,275
Net interest income plus non-interest income - as adjusted	$160,894	$111,204

Efficiency ratio - Non-GAAP basis	51.25%	54.44%

Supplemental Non-GAAP Performance Measurements:
Net income - GAAP	46,064	29,853
Plus non-GAAP adjustment:
Merger expenses - net of tax	8,263	593
Less non-GAAP adjustment:
Accretion of acquisition fair value marks - net of tax	3,278	47
Net income - Non-GAAP	$51,049	$30,399

Diluted net income per share - Non-GAAP	$1.43	$1.25
Return on average assets - Non-GAAP	1.31%	1.19%
Return on average common equity - Non-GAAP	10.18%	11.32%

Income Taxes

The Company had income tax expense of $14.2 million in the first six months of 2018, compared to income tax expense of $14.6 million in the first six months of 2017. The resulting effective tax rates were 23.5% for the first six months of 2018 and 32.8% for the first six months of 2017.  The reduction in the effective tax rate was due primarily to the recently enacted tax legislation, which will continue to benefit future periods.

Results of Operations

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Net income for the Company for the second quarter of 2018 totaled $24.4 million ($0.68 per diluted share) compared to net income of $14.7 million ($0.61 per diluted share) for the second quarter of 2017.

Net Interest Income

For the second quarter of 2018 net interest income increased 51% to $63.8 million compared to $42.3 million for the second quarter of 2017.   On a tax-equivalent basis, net interest income for the second quarter of 2018 was $65.0 million compared to $44.2 million for the second quarter of 2017, an increase of 47%. The increase in net interest income is the result of the WashingtonFirst acquisition and, to a lesser degree, the Company’s organic loan growth during the period. The following table provides an analysis of net interest income performance that reflects a net interest margin that was 3.56% for the second quarter of 2018 compared to 3.60% for the second quarter of 2017.  The margin for the prior year’s quarter included $0.7 million from the full payoff of a previously acquired credit impaired loan.  Exclusive of the recovered interest income, the net interest margin would have been 3.54% based on an adjusted net interest income of $41.6 million.  Amortization of the fair value adjustments to both interest-earning assets and interest-bearing liabilities directly attributable to the WashingtonFirst acquisition had a 12 basis point positive effect on net interest margin for the current period. This favorable margin effect was offset by approximately 5 basis points as a result of the impact that the recent reduction in the tax rate had on tax-advantaged investments.  The impact of the amortization of the fair value adjustments on net interest income for the current quarter is presented in the following table:

For the Three Months Ended June 30, 2018
(In thousands)
Net Interest Income Excluding Purchase Accounting Adjustments:
Net Interest Income	$63,818
Accretion of fair value adjustment on pools of homogeneous loans	(1,197)
Accretion of loan credit fair value adjustment on purchased credit impaired loans	(399)
Accretion of fair value adjustment on certificates of deposits	(578)
Accretion of fair value adjustment on subordinated debentures	(34)
Net Interest Income Excluding Purchase Accounting Adjustments	$61,610

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended June 30,
		2018			2017
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,034,062	$9,414	3.64%	$860,081	$7,531	3.50%
Residential construction loans	223,171	2,199	3.95	169,130	1,579	3.74
Total mortgage loans	1,257,233	11,613	3.70	1,029,211	9,110	3.54
Commercial AD&C loans	576,076	8,271	5.76	302,924	3,767	4.99
Commercial investor real estate loans	1,924,759	22,661	4.72	1,010,389	11,280	4.48
Commercial owner occupied real estate loans	1,184,409	13,989	4.74	776,279	9,981	5.16
Commercial business loans	666,280	8,807	5.30	454,724	5,062	4.46
Total commercial loans	4,351,524	53,728	4.95	2,544,316	30,090	4.74
Consumer loans	531,965	5,753	4.40	461,672	4,171	3.66
Total loans (2)	6,140,722	71,094	4.64	4,035,199	43,371	4.31
Loans held for sale	25,403	279	4.39	7,077	72	4.09
Taxable securities	734,482	5,282	2.88	535,028	3,678	2.75
Tax-exempt securities (3)	293,824	2,598	3.54	307,809	3,259	4.23
Total investment securities	1,028,306	7,880	3.06	842,837	6,937	3.29
Interest-bearing deposits with banks	114,869	514	1.79	34,738	91	1.06
Federal funds sold	1,972	7	1.44	2,538	6	0.96
Total interest-earning assets	7,311,272	79,774	4.37	4,922,389	50,477	4.11

Less: allowance for loan losses	(47,694)			(43,679)
Cash and due from banks	66,420			47,517
Premises and equipment, net	61,900			53,449
Other assets	534,837			222,722
Total assets	$7,926,735			$5,202,398

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$729,948	222	0.12%	$615,141	123	0.08%
Regular savings deposits	356,077	94	0.11	325,634	57	0.07
Money market savings deposits	1,554,304	4,571	1.18	983,185	1,076	0.44
Time deposits	1,220,447	3,964	1.30	634,824	1,767	1.12
Total interest-bearing deposits	3,860,776	8,851	0.92	2,558,784	3,023	0.47
Other borrowings	148,542	108	0.29	132,553	79	0.24
Advances from FHLB	1,011,180	5,338	2.12	668,791	3,148	1.89
Subordinated debentures	37,518	482	5.14	-	-	-
Total interest-bearing liabilities	5,058,016	14,779	1.17	3,360,128	6,250	0.75

Noninterest-bearing demand deposits	1,796,644			1,251,396
Other liabilities	58,994			43,645
Stockholders' equity	1,013,081			547,229
Total liabilities and stockholders' equity	$7,926,735			$5,202,398

Net interest income and spread		64,995	3.20%		44,227	3.36%
Less: tax-equivalent adjustment		1,177			1,901
Net interest income		$63,818			$42,326

Interest income/earning assets			4.37%			4.11%
Interest expense/earning assets			0.81			0.51
Net interest margin			3.56%			3.60%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 26.13% and 39.88% for 2018 and 2017, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.2 million and $1.9 million in 2018 and 2017, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Interest Income

The Company's total tax-equivalent interest income increased 58% for the second quarter of 2018 compared to the prior year quarter. The previous table reflects the growth in the various categories of interest-earning assets due primarily to the WashingtonFirst acquisition and, to a lesser degree, organic loan and investment portfolio growth during the previous twelve months.

The average balance of the loan portfolio increased 52% for the second quarter of 2018 compared to the prior year period. A significant amount of this growth was concentrated in the commercial real estate loan portfolios. The yield on average loans increased by 33 basis points compared to the prior year quarter.  The increase in the yield on loans was the primary driver of the 26 basis point rise in the yield on interest-earning assets from period to period.

The average yield on total investment securities decreased 23 basis points while the average balance of the investment portfolio increased 22% for the second quarter of 2018 compared to the second quarter of 2017. The decrease in the yield on investments was driven by the impact on tax-exempt securities of the recently enacted tax legislation.  The reduction in corporate income tax rates resulted in the 69 basis point decline in the tax-equivalent yield on these investments while the average size of the portfolio remained level from period to period.

Interest Expense

Interest expense increased 136% in the second quarter of 2018 compared to the second quarter of 2017. The majority of the increase from period to period was mainly attributable to the acquired balances coupled with rates that were either increased or, due to pre-existing rates structures, maintained on various categories of deposits to perpetuate deposit relationships and provide funding for loan growth.  The cost of interest-bearing deposits increased due predominantly to the 58% growth in money market and 92% growth in time deposit average balances coupled with the substantial increase in money market deposit rates.  Money market rates were directly affected by changes in certain pricing indices in addition to the maintenance of the pricing structure associated with the money market accounts acquired from WashingtonFirst. Average borrowings increased 49% as the average rate paid increased 37 basis points from period to period.  The overall impact was an increase of 42 basis points in the rate paid on interest-bearing liabilities in the second quarter of 2018 compared to second quarter of 2017.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2018/2017	2018/2017
(Dollars in thousands)	2018	2017	$ Change	% Change
Securities gains	$-	$1,273	$(1,273)	n.m.	%
Service charges on deposit accounts	2,290	2,017	273	13.5
Mortgage banking activities	2,064	840	1,224	145.7
Wealth management income	5,387	4,744	643	13.6
Insurance agency commissions	1,180	1,222	(42)	(3.4)
Income from bank owned life insurance	670	605	65	10.7
Bank card fees	1,393	1,253	140	11.2
Other income	1,884	1,617	267	16.5
Total non-interest income	$14,868	$13,571	$1,297	9.6

Total non-interest income was $14.9 million for the second quarter of 2018 compared to $13.6 million for the second quarter of 2017, an increase of 10%.  The second quarter of 2017 included gains of $1.3 million on the sales of investment securities.  Excluding the gains, non-interest income increased 21% due to an increase in mortgage banking activities, and to a lesser extent, income from wealth management activities and service charges on deposit accounts.  Further detail by type of non-interest income follows:

•         Gains on sales of investment securities declined by $1.3 million for the three months ended June 30, 2018  compared to the same period last year.  During the first six months of 2017 the Company sold specific equity securities for gains that were applied to offset the impact of prepayment penalties incurred on FHLB advances during the second quarter of 2017.

•         Income from mortgage banking activities increased by $1.2 million in the second quarter of 2018 as compared to the second quarter of 2017.  The increase in mortgage banking activities is attributable to the increased origination volume associated with the mortgage lending operations acquired as part of the WashingtonFirst acquisition.

•         Wealth management income increased 14% in the second quarter of 2018 as compared to the second quarter of 2017.  Revenue from wealth management is comprised of income from trust and estate services and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Investment management fees in West Financial Services increased 14% for the second quarter of 2018 compared to the same period of 2017, also due to an increase in assets under management.  Overall total assets under management increased to $2.9 billion at June 30, 2018 compared to $2.6 billion at June 30, 2017 due to positive market movements and additions from new and existing clients.

•         Bank card income grew 11% in the second quarter of 2018 compared to the second quarter of 2017 as transaction volume increased from the prior year.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2018/2017	2018/2017
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$24,664	$18,282	$6,382	34.9%
Occupancy expense of premises	4,642	3,211	1,431	44.6
Equipment expenses	2,243	1,767	476	26.9
Marketing	945	776	169	21.8
Outside data services	1,707	1,367	340	24.9
FDIC insurance	1,390	823	567	68.9
Amortization of intangible assets	541	25	516	n.m.
Merger expenses	2,228	987	1,241	125.7
Professional fees	1,699	1,045	654	62.6
Other real estate owned	41	(6)	47	n.m.
Other expense	4,982	4,591	391	8.5
Total non-interest expense	$45,082	$32,868	$12,214	37.2

Non-interest expenses totaled $45.1 million in the second quarter of 2018 compared to $32.9 million in the second quarter of 2017, an increase of 37%.  The current quarter included $2.2 million in merger costs compared to $1.0 million in the prior year quarter.  Additionally, the prior year quarter included $1.3 million in penalties on the early payoff of high rate FHLB advances.  Exclusive of these expenses, non-interest expense increased 42%.  Further detail by category of non-interest expense follows:

  Salaries and employee benefits, the largest component of non-interest expenses, increased 35% in the second quarter of 2018 due to the increase in the average number of full-time equivalent employees, which increased to 920 in the second quarter of 2018 compared to 735 in the second quarter of 2017 as a direct result of the WashingtonFirst acquisition.

•         Occupancy and equipment expenses for the quarter increased 38% compared to the prior year quarter due to the addition of acquired branches and business offices.

  Marketing expense increased 22% from the prior year quarter due to an increase in focused advertising campaigns.
  FDIC insurance expense increased due to the higher asset assessment base.
  Merger expenses are the direct result of costs associated with the Washington First acquisition.  The majority of the quarterly expenses were comprised of professional and consulting fees directly related to the acquisition transaction and branch closure costs.
  Professional fees increased in the second quarter of 2018 due to increases in various professional and consulting fees associated with processes and procedures in various business units.

Operating Expense Performance

Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management.  The ratio expresses the level of non-interest expenses as a percentage of total revenue (net interest income plus total non-interest income).  Lower ratios indicate improved productivity.

Non-GAAP Financial Measures

The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio in the second quarter of 2018 improved compared to the second quarter of 2017, notwithstanding that merger expenses were included in non-interest expenses, due to the significant growth in net interest income. The exclusion of merger expenses, in addition to the traditional exclusions, resulted in a significant improvement in the non-GAAP efficiency ratio in the current period compared to the prior year period.

In addition, the Company uses pre-tax, pre-provision income, excluding merger expenses, as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding the provision for loan losses, merger expenses and the provision for income taxes back to net income. This metric increased in the second quarter of 2018 compared to the second quarter of 2017 primarily due to an increase in net interest income.

	Three Months Ended
	June 30,
(Dollars in thousands)	2018	2017
Pre-tax pre-provision income:
Net income	$24,399	$14,741
Plus non-GAAP adjustments:
Merger expenses	2,228	987
Income taxes	7,472	6,966
Provision for loan losses	1,733	1,322
Pre-tax pre-provision income	$35,832	$24,016

Efficiency ratio - GAAP basis:
Non-interest expense	$45,082	$32,868

Net interest income plus non-interest income	$78,686	$55,897

Efficiency ratio - GAAP basis	57.29%	58.80%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$45,082	$32,868
Less non-GAAP adjustments:
Amortization of intangible assets	541	25
Loss on FHLB redemption	-	1,275
Merger expenses	2,228	987
Non-interest expenses - as adjusted	$42,313	$30,581

Net interest income plus non-interest income	$78,686	$55,897
Plus non-GAAP adjustment:
Tax-equivalent income	1,177	1,901
Less non-GAAP adjustment:
Securities gains	-	1,273
Net interest income plus non-interest income - as adjusted	$79,863	$56,525

Efficiency ratio - Non-GAAP basis	52.98%	54.10%

Supplemental Non-GAAP Performance Measurements:
Net income - GAAP	24,399	14,741
Plus non-GAAP adjustment:
Merger expenses - net of tax	1,646	593
Less non-GAAP adjustment:
Accretion of acquisition fair value marks - net of tax	1,631	22
Net income - Non-GAAP	$24,414	$15,312

Diluted net income per share - Non-GAAP	$0.68	$0.63
Return on average assets - Non-GAAP	1.24%	1.18%
Return on average common equity - Non-GAAP	9.67%	11.22%

FINANCIAL CONDITION

The Company's total assets were $8.2 billion at June 30, 2018, an increase of $2.7 billion or 50% compared to December 31, 2017. The increase was primarily due to the acquisition of WashingtonFirst that was completed on January 1, 2018.  At the acquisition date, WashingtonFirst had assets of $2.1 billion, loans of $1.7 billion and deposits of $1.6 billion.

Analysis of Loans

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	June 30, 2018		December 31, 2017		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Residential real estate:
Residential mortgage	$1,106,674	17.7%	$921,435	21.4%	$185,239	20.1%
Residential construction	197,372	3.2	176,687	4.1	20,685	11.7
Commercial real estate:
Commercial owner occupied real estate	1,184,421	19.0	857,196	19.9	327,225	38.2
Commercial investor real estate	1,923,827	30.8	1,112,710	25.8	811,117	72.9
Commercial AD&C	609,266	9.7	292,443	6.8	316,823	108.3
Commercial business	702,939	11.2	497,948	11.5	204,991	41.2
Consumer	525,574	8.4	455,829	10.5	69,745	15.3
Total loans	$6,250,073	100.0%	$4,314,248	100.0%	$1,935,825	44.9

Total loans, excluding loans held for sale, increased 45% at June 30, 2018 compared to December 31, 2017. The commercial loan portfolio increased 60% during the period driven by an increase in each category of commercial loans.  The mortgage and consumer loan portfolios also reflect significant growth.  The vast majority of the increase in these individual portfolios was due to the WashingtonFirst acquisition. Organic loan growth was 6% from December 31, 2017 through June 30, 2018.  The composition of the acquired loan portfolio was comparable to the Company’s and did not cause a significant redistribution of the Company’s pre-acquisition portfolio.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	June 30, 2018		December 31, 2017		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Investments available-for-sale:
U.S. government agencies and corporations	$206,448	20.3%	$106,568	13.8%	$99,880	93.7%
State and municipal	322,506	31.7	312,253	40.3	10,253	3.3
Mortgage-backed	403,762	39.7	300,040	38.7	103,722	34.6
Corporate debt	9,238	0.9	9,432	1.2	(194)	(2.1)
Trust preferred	310	-	1,002	0.1	(692)	(69.1)
Marketable equity securities	568	0.1	212	-	356	167.9
Total available-for-sale securities	942,832	92.7	729,507	94.1	213,325	29.2

Investments held-to-maturity and other equity:
Other equity securities	74,442	7.3	45,518	5.9	28,924	63.5
Total held-to-maturity and other equity	74,442	7.3	45,518	5.9	28,924	63.5
Total securities	$1,017,274	100.0%	$775,025	100.0%	$242,249	31.3

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. As a result of the acquisition, the portfolio increased 31% at June 30, 2018 compared to December 31, 2017.  An effect of this growth was a shift in the allocation of the portfolio to a greater proportion being placed in U.S. government agencies and corporation securities.  Recent tax legislation has had an impact on the tax advantages associated with earnings streams from state and municipal securities.  The Company intends to continue to retain a significant portion of the portfolio in these securities.

The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the liquidity necessary to meet loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.  The duration of the portfolio was 3.8 years at June 30, 2018 and 3.7 years at December 31, 2017. This increase in the duration is attributable to rising interest rate environment.

Other Earning Assets

Residential mortgage loans held for sale were $40 million at June 30, 2018 compared to $10 million at December 31, 2017 due to higher origination volumes associated with the WashingtonFirst acquisition and, to a lesser extent, the timing of loan sales on the amounts held for sale at quarter end.  The aggregate of federal funds sold and interest-bearing deposits with banks increased by $169 million to $225 million at June 30, 2018 compared to December 31, 2017 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	June 30, 2018		December 31, 2017		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$1,910,690	32.7%	$1,264,392	31.9%	$646,298	51.1%
Interest-bearing deposits:
Demand	722,476	12.4	658,716	16.6	63,760	9.7
Money market savings	1,603,902	27.5	1,030,432	26.0	573,470	55.7
Regular savings	355,569	6.1	321,171	8.1	34,398	10.7
Time deposits of less than $100,000	427,635	7.3	293,201	7.4	134,434	45.9
Time deposits of $100,000 or more	817,554	14.0	395,750	10.0	421,804	106.6
Total interest-bearing deposits	3,927,136	67.3	2,699,270	68.1	1,227,866	45.5
Total deposits	$5,837,826	100.0%	$3,963,662	100.0%	$1,874,164	47.3

Deposits and Borrowings

Total deposits increased $1.9 billion or 48% at June 30, 2018 compared to December 31, 2017. This increase was due primarily from deposits acquired with the WashingtonFirst transaction.  Organic deposit growth during the period was 6%, primarily in money market and time deposit products.  The acquisition did not significantly alter the relative composition of the deposit portfolio.  Interest-bearing deposits represented 68% with the remaining 32% in noninterest-bearing balances at March 31, 2018.  This compares to 68% and 32% for interest-bearing and noninterest-bearing balances December 31, 2017. Total borrowings increased 40% at June 30, 2018 compared to December 31, 2017 primarily in advances from the FHLB and the subordinated debentures of $38 million as a result of the acquisition.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $1.0 billion at June 30, 2018 compared to $564 million at December 31, 2017.   The growth in stockholders’ equity was the result of the $447 million in equity issued in connection with the WashingtonFirst acquisition in addition to net income during the period exceeding the payment of dividends.  The ratio of average equity to average assets was 12.83% for the six months ended June 30, 2018, as compared to 10.50% for the first six months of 2017.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	June 30, 2018	December 31, 2017	Requirements
Total capital to risk-weighted assets	12.19%	11.85%	8.00%

Tier 1 capital to risk-weighted assets	11.01%	10.84%	6.00%

Common equity tier 1 capital	10.85%	10.84%	4.50%

Tier 1 leverage	9.27%	9.24%	4.00%

As of June 30, 2018, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	June 30, 2018	December 31, 2017
Tangible common equity ratio:
Total stockholders' equity	$1,026,349	$563,816
Accumulated other comprehensive loss	20,556	6,857
Goodwill	(346,312)	(85,768)
Other intangible assets, net	(10,868)	(580)
Tangible common equity	$689,725	$484,325

Total assets	$8,152,600	$5,446,675
Goodwill	(346,312)	(85,768)
Other intangible assets, net	(10,868)	(580)
Tangible assets	$7,795,420	$5,360,327

Tangible common equity ratio	8.85%	9.04%

Tangible book value per share	$19.42	$20.18

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

Loans acquired with evidence of credit deterioration since their origination as of the date of the acquisition are recorded at their initial fair value.  Credit deterioration is determined based on the probability of collection of all contractually required principal and interest payments.  These loans are not considered non-performing for reporting purposes but are managed and monitored in the same manner and using the same techniques and strategies as organically generated loans.  In accordance with GAAP, the historical allowance for loan losses related to the acquired loans is not carried over to the Company’s financial statements.  The following credit related sections should be read in conjunction with the section “Loans Acquired with Deteriorated Credit Quality” in “Note 1 – Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements.

Total non-performing loans decreased to $28.8 million at June 30, 2018 compared to $29.4 million at December 31, 2017. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level.

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was $3.7 million in the first six months of 2018 compared to $1.5 million in the first six months of 2017.   The increase in the provision in the first six months of 2018 reflects the impact of organic loan production and the impact of acquired loans being refinanced as they reached maturity under the original lending arrangements and ceased to be accounted for as acquired loans.

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

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. The Company sold $60.0 million of loans on a servicing-retained basis during the first six months of 2018. The gain on the sale was not significant.  The servicing asset associated with these sales was $0.5 million. Income earned by the Company on its loan servicing rights, which is derived primarily from contractually specified servicing fees and other ancillary fees, is not significant.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. At June 30, 2018 and December 31, 2017, the amortized cost of the Company's mortgage loan servicing rights was $1.1 million and $0.7 million, respectively. The Company did not incur any impairment losses during the current period.

Allowance for Loan Losses

During the second quarter of 2018, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.

At June 30, 2018, total non-performing loans, excluding credit deteriorated loans from acquisitions, were $28.8 million, or 0.46% of total loans, compared to $29.4 million, or 0.68% of total loans, at December 31, 2017.  This decline in the ratio was due to the increase in the size of the loan portfolio.  Non-performing loans include accruing loans 90 days or more past due and restrucutred loans, but exclude acquired non-performing loans.  The allowance represented 168% of non-performing loans at June 30, 2018 as compared to 154% at December 31, 2017. The allowance for loan losses as a percent of total loans was 0.78% at June 30, 2018 as compared to 1.05% at December 31, 2017.

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

The balance of impaired loans was $18.9 million, with specific allowances of $4.5 million against those loans at June 30, 2018, as compared to $20.8 million with specific allowances of $4.0 million, at December 31, 2017.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 88% of total loans at June 30, 2018 and 77% of total loans at December 31, 2017.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2018	December 31, 2017
Balance, January 1	$45,257	$44,067
Provision for loan losses	3,730	2,977
Loan charge-offs:
Residential real estate:
Residential mortgage	(26)	(87)
Residential construction	-	-
Commercial real estate:
Commercial owner occupied	-	(248)
Commercial AD&C	-	-
Commercial business	(378)	(1,538)
Consumer	(414)	(693)
Total charge-offs	(818)	(2,566)
Loan recoveries:
Residential real estate:
Residential mortgage	35	150
Residential construction	11	26
Commercial real estate:
Commercial investor	16	101
Commercial owner occupied	-	-
Commercial AD&C	62	103
Commercial business	129	94
Consumer	71	305
Total recoveries	324	779
Net charge-offs	(494)	(1,787)
Balance, period end	$48,493	$45,257

Net charge-offs to average loans	0.02%	0.04%
Allowance for loan losses to loans	0.78%	1.05%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Non-accrual loans:
Residential real estate:
Residential mortgage	$6,251	$7,196
Residential construction	168	177
Commercial real estate:
Commercial investor	5,878	5,575
Commercial owner occupied	3,440	3,582
Commercial AD&C	136	136
Commercial business	6,883	6,703
Consumer	4,298	2,967
Total non-accrual loans	27,054	26,336

Loans 90 days past due
Residential real estate:
Residential mortgage	-	225
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	112	-
Commercial AD&C	-	-
Commercial business	6	-
Consumer	-	-
Total 90 days past due loans	118	225

Restructured loans (accruing)	1,663	2,788
Total non-performing loans	28,835	29,349
Other real estate owned, net	2,361	2,253
Total non-performing assets	$31,196	$31,602

Non-performing loans to total loans	0.46%	0.68%
Non-performing assets to total assets	0.38%	0.58%
Allowance for loan to non-performing loans	168.17%	154.20%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
June 30, 2018	8.02%	6.41%	4.44%	2.33%	(2.36%)	N/A	N/A	N/A
December 31, 2017	(7.36%)	(4.93%)	(2.82%)	(1.13%)	(2.24%)	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2017 at all shock levels. All measures remained well within prescribed policy limits.  The significant improvement in the risk position from December 31, 2017 to June 30, 2018 was driven by the reduction in the assumed sensitivity of the Bank’s premier money market product to interest rate changes.  Durations of loans and deposits lengthened while securities and borrowing experience shortened durations.  Loan duration grew due to the impact of fixed loans in the loan portfolio while deposit duration grew due to the impact of a reduced decay rate.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
June 30, 2018	(7.18%)	(3.41%)	(0.33%)	1.40%	(0.78%)	N/A	N/A	N/A
December 31, 2017	(21.09%)	(14.75%)	(8.58%)	(3.39%)	(0.98%)	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk decreased from December 31, 2017 to June 30, 2018 in all of the shock scenarios. The improvement in the EVE risk position was a result that higher market rates had on deposit decay assumptions which had the effect of lengthening the durations on core deposits. The risk position also benefited from the decreased assumed sensitivity of the bank’s premier money market deposits to changes in market rates.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2018.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 67% of total interest-earning assets at June 30, 2018. In addition, loan payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of June 30, 2018, show short-term investments exceeding short-term borrowings by $88 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $2.0 billion, all of which was available for borrowing based on pledged collateral, with $1.1 billion borrowed against it as of June 30, 2018. The line of credit at the Federal Reserve totaled $371 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2018.  Additionally, at June 30, 2018, the Company has the approved capacity to borrow up to $260 million in federal funds.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $75 million at June 30, 2018, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of June 30, 2018. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2018.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of June 30, 2018, the Bank could have declared a dividend of $59 million to Bancorp. At June 30, 2018, Bancorp had liquid assets of $24 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Commercial real estate development and construction	$520,911	$390,646
Residential real estate-development and construction	143,051	130,751
Real estate-residential mortgage	64,325	18,238
Lines of credit, principally home equity and business lines	1,247,328	1,044,949
Standby letters of credit	63,251	62,937
Total commitments to extend credit and available credit lines	$2,038,866	$1,647,521

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

               Exhibit 31(a)                      Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

               Exhibit 31(b)                      Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

               Exhibit 32(a)                      Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                      Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

               Exhibit 101                         The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: August 3, 2018

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: August 3, 2018