Form 10-Q
period 2018-09-30
SANDY SPRING BANCORP INC
filed 2018-11-09
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Yes  X        No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes            No   X

The number of outstanding shares of common stock outstanding as of November 6, 2018

Common stock, $1.00 par value – 35,523,703 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
September 30, 2018 and December 31, 2017	4

Condensed Consolidated Statements of Income - Unaudited for the Three and Nine Months
Ended September 30, 2018 and 2017	5

Condensed Consolidated Statements of Comprehensive Income – Unaudited for
the Three and Nine Months Ended September 30, 2018 and 2017	6

Condensed Consolidated Statements of Cash Flows – Unaudited for the Nine
Months Ended September 30, 2018 and 2017	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Nine Months Ended September 30, 2018 and 2017	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	61

Item 4. CONTROLS AND PROCEDURES	61

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	61

Item 1A. RISK FACTORS	61

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	61

Item 3. DEFAULTS UPON SENIOR SECURITIES	61

Item 4. MINE SAFETY DISCLOSURES	62

Item 5. OTHER INFORMATION	62

Item 6. EXHIBITS	62

SIGNATURES	63

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Assets
Cash and due from banks	$63,380	$55,693
Federal funds sold	2,055	2,845
Interest-bearing deposits with banks	13,142	53,962
Cash and cash equivalents	78,577	112,500
Residential mortgage loans held for sale (at fair value)	31,581	9,848
Investments available-for-sale (at fair value)	926,723	729,507
Other equity securities	66,074	45,518
Total loans	6,388,959	4,314,248
Less: allowance for loan losses	(50,409)	(45,257)
Net loans	6,338,550	4,268,991
Premises and equipment, net	62,098	54,761
Other real estate owned	2,118	2,253
Accrued interest receivable	24,058	15,480
Goodwill	345,422	85,768
Other intangible assets, net	10,327	580
Other assets	149,037	121,469
Total assets	$8,034,565	$5,446,675

Liabilities
Noninterest-bearing deposits	$1,902,537	$1,264,392
Interest-bearing deposits	3,995,857	2,699,270
Total deposits	5,898,394	3,963,662
Securities sold under retail repurchase agreements and federal funds purchased	142,669	119,359
Advances from FHLB	866,445	765,833
Subordinated debentures	37,460	-
Accrued interest payable and other liabilities	46,881	34,005
Total liabilities	6,991,849	4,882,859

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding 35,521,541
and 23,996,293 at September 30, 2018 and December 31, 2017, respectively	35,522	23,996
Additional paid in capital	605,623	168,188
Retained earnings	425,991	378,489
Accumulated other comprehensive loss	(24,420)	(6,857)
Total stockholders' equity	1,042,716	563,816
Total liabilities and stockholders' equity	$8,034,565	$5,446,675

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$76,786	$43,891	$215,050	$126,861
Interest on loans held for sale	336	119	983	273
Interest on deposits with banks	211	108	1,082	289
Interest and dividends on investment securities:
Taxable	5,112	3,410	15,297	10,572
Exempt from federal income taxes	1,921	2,053	6,035	6,110
Interest on federal funds sold	8	8	28	18
Total interest income	84,374	49,589	238,475	144,123
Interest expense:
Interest on deposits	10,773	3,701	26,583	9,212
Interest on retail repurchase agreements and federal funds purchased	383	83	599	238
Interest on advances from FHLB	5,141	3,108	15,557	9,385
Interest on subordinated debt	486	-	1,436	12
Total interest expense	16,783	6,892	44,175	18,847
Net interest income	67,591	42,697	194,300	125,276
Provision for loan losses	1,890	934	5,620	2,450
Net interest income after provision for loan losses	65,701	41,763	188,680	122,826
Non-interest income:
Investment securities gains	82	-	145	1,275
Service charges on deposit accounts	2,316	2,140	6,865	6,121
Mortgage banking activities	1,672	632	5,943	2,080
Wealth management income	5,344	4,864	15,792	14,092
Insurance agency commissions	2,016	1,950	5,020	4,924
Income from bank owned life insurance	663	609	3,664	1,808
Bank card fees	1,436	1,211	4,199	3,609
Other income	1,504	1,340	5,391	5,040
Total non-interest income	15,033	12,746	47,019	38,949
Non-interest expense:
Salaries and employee benefits	24,488	18,442	73,064	54,525
Occupancy expense of premises	4,355	3,294	13,939	9,907
Equipment expense	2,441	1,722	6,909	5,213
Marketing	770	784	2,863	2,223
Outside data services	1,736	1,286	4,840	4,045
FDIC insurance	1,257	850	3,840	2,478
Amortization of intangible assets	540	25	1,622	76
Merger expenses	580	345	11,766	1,332
Other expense	6,226	4,443	18,273	14,241
Total non-interest expense	42,393	31,191	137,116	94,040
Income before income taxes	38,341	23,318	98,583	67,735
Income tax expense	9,107	8,229	23,285	22,793
Net income	$29,234	$15,089	$75,298	$44,942

Per share information:
Basic net income per share	$0.82	$0.62	$2.11	$1.86
Diluted net income per share	$0.82	$0.62	$2.11	$1.86
Dividends declared per common share	$0.28	$0.26	$0.82	$0.78

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income	$29,234	$15,089	$75,298	$44,942
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains/(losses) on investments available-for-sale	(5,399)	113	(22,318)	5,618
Related income tax (expense)/benefit	1,411	(45)	5,839	(2,236)
Net investment gains reclassified into earnings	(82)	-	(145)	(1,275)
Related income tax expense	22	-	38	508
Net effect on other comprehensive income/(loss) for the period	(4,048)	68	(16,586)	2,615

Defined benefit pension plan:
Recognition of unrealized loss	250	296	750	886
Related income tax benefit	(66)	(129)	(250)	(364)
Net effect on other comprehensive income for the period	184	167	500	522
Total other comprehensive income/(loss)	(3,864)	235	(16,086)	3,137
Comprehensive income	$25,370	$15,324	$59,212	$48,079

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Operating activities:
Net income	$75,298	$44,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,265	5,939
Provision for loan losses	5,620	2,450
Stock based compensation expense	1,941	1,611
Tax benefits associated with share based compensation	250	700
Deferred income tax expense	6,959	163
Origination of loans held for sale	(321,224)	(105,970)
Proceeds from sales of loans held for sale	331,212	114,474
Gains on sales of loans held for sale	(5,809)	(2,653)
(Gains)/losses on sales of other real estate owned	104	(82)
Investment securities gains	(145)	(1,275)
Net increase in accrued interest receivable	(2,072)	(1,456)
Net decrease/(increase) in other assets	1,653	(5,314)
Net increase/(decrease) in accrued expenses and other liabilities	(3,160)	19
Other – net	3,988	3,521
Net cash provided by operating activities	103,880	57,069
Investing activities:
(Purchases of)/proceeds from other equity securities	(3,659)	6,241
Purchases of investments available-for-sale	(55,251)	(125,028)
Proceeds from sales of investment available-for-sale	34,691	2,251
Proceeds from maturities, calls and principal payments of investments available-for-sale	83,789	103,775
Net increase in loans	(454,760)	(306,755)
Proceeds from the sales of other real estate owned	759	1,228
Proceeds from sales of loans previously held for investment	59,945	40,031
Acquisition of business activity, net of cash paid	32,552	-
Expenditures for premises and equipment	(8,545)	(4,589)
Net cash used in investing activities	(310,479)	(282,846)
Financing activities:
Net increase in deposits	323,890	378,248
Net increase in retail repurchase agreements and federal funds purchased	16,424	21,450
Proceeds from advances from FHLB	4,930,000	3,080,000
Repayment of advances from FHLB	(5,068,745)	(3,237,083)
Retirement of subordinated debt	-	(30,000)
Proceeds from issuance of common stock	1,140	1,015
Stock tendered for payment of withholding taxes	(760)	(953)
Dividends paid	(29,273)	(18,844)
Net cash provided by financing activities	172,676	193,833
Net decrease in cash and cash equivalents	(33,923)	(31,944)
Cash and cash equivalents at beginning of period	112,500	134,125
Cash and cash equivalents at end of period	$78,577	$102,181

Supplemental disclosures:
Interest payments	$42,279	$19,244
Income tax payments	19,092	22,927
Transfer from loans to residential mortgage loans held for sale	60,043	39,744
Transfer from loans to other real estate owned	289	700

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2018	$23,996	$168,188	$378,489	$(6,857)	$563,816
Net income	-	-	75,298	-	75,298
Other comprehensive loss, net of tax	-	-	-	(16,086)	(16,086)
Common stock dividends - $0.82 per share	-	-	(29,273)	-	(29,273)
Stock compensation expense	-	1,941	-	-	1,941
Common stock issued pursuant to:
Acquisition of WashingtonFirst
Bankshares, Inc. - 11,446,197 shares	11,446	435,194	-	-	446,640
Stock option plan - 19,918 shares	20	403	-	-	423
Employee stock purchase plan - 21,428 shares	22	695	-	-	717
Restricted stock - 37,705 shares	38	(798)	-	-	(760)
Reclassification of tax effects from other comprehensive
income	-	-	1,477	(1,477)	-
Balances at September 30, 2018	$35,522	$605,623	$425,991	$(24,420)	$1,042,716

Balance at January 1, 2017	$23,901	$165,871	$350,414	$(6,614)	$533,572
Net income	-	-	44,942	-	44,942
Other comprehensive income, net of tax	-	-	-	3,137	3,137
Common stock dividends - $0.78 per share	-	-	(18,844)	-	(18,844)
Stock compensation expense	-	1,611	-	-	1,611
Common stock issued pursuant to:
Stock option plan - 28,736 shares	29	521	-	-	550
Employee stock purchase plan - 13,486 shares	13	452	-	-	465
Restricted stock - 47,064 shares	47	(1,000)	-	-	(953)
Balances at September 30, 2017	$23,990	$167,455	$376,512	$(3,477)	$564,480

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2018. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Adopted Accounting Pronouncements

The FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic  606), in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The Company’s revenue is comprised of net interest income and non-interest income. The guidance does not apply to revenue associated with financial instruments, net interest income, mortgage origination and servicing activities, and gains and losses from securities. Accordingly, the majority of the Company’s revenues have not been affected. The following revenue streams were identified to be in scope of ASC 606: 1) wealth management income; 2) insurance agency commissions; and 3) service charges on deposit accounts. The Company adopted the standard on January 1, 2018 using modified retrospective adoption method. The Company’s accounting policies and revenue recognition principles did not change materially as the principles of ASC 606 are largely consistent with the current revenue recognition practices.

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

The acquisition of WashingtonFirst is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. During the second quarter of 2018, management recorded a re-measurement period adjustment to goodwill and fair value of the acquired loan portfolio in the total amount of $3.4 million, as the Company continues to assess the credit quality of the acquired loan portfolio from WashingtonFirst. The provisional amount of goodwill recognized as of the Acquisition Date was approximately $259.7 million. The estimated fair values of the acquired assets and assumed liabilities are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the closing date of acquisition.

The consideration paid for WashingtonFirst's common equity and the provisional fair values of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

(In thousands)	January 1, 2018
Purchase Price:
Fair value of common shares issued (11,446,197 shares) based on Sandy Spring's share price of $39.02	$446,640
Cash for fractional shares	10
Total purchase price	$446,650

Identifiable assets:
Cash and cash equivalents	$32,497
Residential mortgage loans held for sale	25,789
Investment securities	302,321
Loans	1,680,278
Premises and equipment	4,602
Other Real Estate Owned	497
Accrued Interest Receivable	6,648
Other Intangible assets	11,370
Other Assets	34,654
Total identifiable assets	$2,098,656

Identifiable liabilities:
Deposits	$1,610,327
Borrowings	283,808
Other Liabilities	17,525
Total identifiable liabilities	$1,911,660

Provisional fair value of net assets acquired including identifiable intangible assets	186,996
Provisional resulting goodwill	$259,654

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	September 30, 2018				December 31, 2017
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. treasuries and government agencies	$246,840	$-	$(7,384)	$239,456	$109,349	$-	$(2,781)	$106,568
State and municipal	297,348	1,952	(2,794)	296,506	306,109	6,313	(169)	312,253
Mortgage-backed	393,878	472	(13,719)	380,631	302,664	1,585	(4,209)	300,040
Corporate debt	9,100	152	-	9,252	9,100	332	-	9,432
Trust preferred	310	-	-	310	931	71	-	1,002
Total debt securities	947,476	2,576	(23,897)	926,155	728,153	8,301	(7,159)	729,295
Marketable equity securities	568	-	-	568	212	-	-	212
Total investments available-for-sale	$948,044	$2,576	$(23,897)	$926,723	$728,365	$8,301	$(7,159)	$729,507

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed or corporate debt investment securities at September 30, 2018 are not the result of credit related events but due to changes in interest rates.   These declines in fair market value are considered temporary in nature and are expected to recover over time as these securities approach maturity.

The mortgage-backed securities portfolio at September 30, 2018 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($144.0 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($249.9 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time to allow for any anticipated recovery in fair value.

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	September 30, 2018
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	48	$239,456	$1,799	$5,585	$7,384
State and municipal	133	126,066	2,617	177	2,794
Mortgage-backed	140	358,854	5,858	7,861	13,719
Total	321	$724,376	$10,274	$13,623	$23,897

	December 31, 2017
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	13	$106,568	$545	$2,236	$2,781
State and municipal	20	18,228	107	62	169
Mortgage-backed	46	221,621	402	3,807	4,209
Total	79	$346,417	$1,054	$6,105	$7,159

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

	September 30, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$58,653	$59,057	$12,789	$12,889
Due after one year through five years	263,959	263,262	180,109	184,264
Due after five years through ten years	278,132	269,055	228,484	227,688
Due after ten years	346,732	334,781	306,771	304,454
Total debt securities available for sale	$947,476	$926,155	$728,153	$729,295

At September 30, 2018 and December 31, 2017, investments available-for-sale with a book value of $596.8 million and $431.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2018 and December 31, 2017.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	September 30, 2018	December 31, 2017
Federal Reserve Bank stock	$22,456	$8,398
Federal Home Loan Bank of Atlanta stock	43,618	37,120
Total equity securities	$66,074	$45,518

Note 4 – LOANS

Outstanding loan balances at September 30, 2018 and December 31, 2017 are net of unearned income including net deferred loan costs of $1.0 million and $1.8 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2018	December 31, 2017
Residential real estate:
Residential mortgage	$1,181,427	$921,435
Residential construction	188,779	176,687
Commercial real estate:
Commercial owner occupied real estate	1,201,673	857,196
Commercial investor real estate	1,924,397	1,112,710
Commercial AD&C	631,589	292,443
Commercial business	738,083	497,948
Consumer	523,011	455,829
Total loans	$6,388,959	$4,314,248

The fair value of the financial assets acquired in the WashingtonFirst transaction included loans receivable with a gross amortized cost basis of $1.7 billion. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. Interest and credit fair value adjustments related to loans acquired without evidence of credit quality deterioration are accreted or amortized into interest income over the remaining expected lives of the loans. The specific credit adjustment on acquired credit impaired loans includes accretable and non-accretable components. During the second quarter, management recorded a re-measurement period adjustment to goodwill and fair value of the acquired loan portfolio in the total amount of $3.4 million, as the Company continues to assess the credit quality of the acquired loan portfolio from WashingtonFirst. Of the $10.7 million specific credit mark on acquired credit impaired loans, approximately $2.6 million was estimated to be an accretable adjustment recognized over the remaining expected lives of the loans and $8.1 million non-accretable adjustment.

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

The outstanding balance of purchased credit impaired loans receivable totaled $28.8 million and $16.0 million at January 1, 2018 and September 30, 2018, respectively. The fair value of purchased credit impaired loans was $8.0 million at September 30, 2018. The decrease in the loans receivable and fair value amounts since the acquisition date was driven primarily by the settlement of a purchased credit impaired loan during the current quarter. Liquidation of the collateral resulted in full pay-off of the outstanding principal balance of $10.4 million and the related release of accretable and non-accretable adjustments into interest income in the total amounts of $0.7 million and $1.3 million, respectively.

Activity for the accretable yield since the Acquisition Date was as follows:

For the Nine Months Ended September 30, 2018
(Dollars in thousands)
Accretable yield at the beginning of the period	$-
Addition of accretable yield due to acquisition	2,616
Accretion into interest income	(962)
Disposals (including maturities, foreclosures, and charge-offs)	(694)
Accretable yield at the end of the period.	$960

Note 5– CREDIT QUALITY ASSESSMENT

Allowance for Loan Losses

Summary information on the allowance for loan loss activity for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Balance at beginning of year	$45,257	$44,067
Provision for loan losses	5,620	2,450
Loan charge-offs	(1,003)	(2,044)
Loan recoveries	535	451
Net charge-offs	(468)	(1,593)
Balance at period end	$50,409	$44,924

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2018
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$8,711	$3,501	$14,970	$7,178		$2,383	$7,268	$1,246	$45,257
Provision (credit)	1,472	1,357	2,145	(577)		144	892	187	5,620
Charge-offs	(437)	-	-	-		(541)	(25)	-	(1,003)
Recoveries	237	62	65	-		113	45	13	535
Net recoveries (charge-offs)	(200)	62	65	-		(428)	20	13	(468)
Balance at end of period	$9,983	$4,920	$17,180	$6,601		$2,099	$8,180	$1,446	$50,409

Total loans	$738,083	$631,589	$1,924,397	$1,201,673		$523,011	$1,181,427	$188,779	$6,388,959
Allowance for loans losses to total loans ratio	1.35%	0.78%	0.89%	0.55%		0.40%	0.69%	0.77%	0.79%

Balance of loans specifically evaluated for impairment	$7,123	$136	$5,861	$3,352	$	N/A	$1,876	$-	$18,348
Allowance for loans specifically evaluated for impairment	$2,827	$-	$1,255	$122	$	N/A	$-	$-	$4,204
Specific allowance to specific loans ratio	39.69%	-	21.41%	3.64%		N/A	-	-	22.91%

Balance of loans collectively evaluated	$724,333	$631,453	$1,912,697	$1,196,079		$521,705	$1,179,540	$188,779	$6,354,586
Allowance for loans collectively evaluated	$7,156	$4,920	$15,925	$6,479		$2,099	$8,180	$1,446	$46,205
Collective allowance to collective loans ratio	0.99%	0.78%	0.83%	0.54%		0.40%	0.69%	0.77%	0.73%

Balance of loans acquired with deteriorated credit quality	$6,627	$-	$5,839	$2,242		$1,306	$11	$-	$16,025
Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-		$-	$-	$-	$-
Allowance to loans acquired with deteriorated credit quality ratio	$-	$-	$-	$-		$-	$-	$-	$-

	For the Year Ended December 31,2017
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer		Mortgage	Construction	Total
Balance at beginning of year	$7,539	$4,652	$12,939	$7,885		$2,828	$7,261	$963	$44,067
Provision (credit)	2,616	(1,254)	1,930	(459)		(57)	(56)	257	2,977
Charge-offs	(1,538)	-	-	(248)		(693)	(87)	-	(2,566)
Recoveries	94	103	101	-		305	150	26	779
Net recoveries (charge-offs)	(1,444)	103	101	(248)		(388)	63	26	(1,787)
Balance at end of period	$8,711	$3,501	$14,970	$7,178		$2,383	$7,268	$1,246	$45,257

Total loans	$497,948	$292,443	$1,112,710	$857,196		$455,829	$921,435	$176,687	$4,314,248
Allowance for loan losses to total loans ratio	1.75%	1.20%	1.35%	0.84%		0.52%	0.79%	0.71%	1.05%

Balance of loans specifically evaluated for impairment	$8,105	$136	$5,575	$4,078	$	N/A	$2,915	$-	$20,809
Allowance for loans specifically evaluated for impairment	$3,220	$-	$663	$131	$	N/A	$-	$-	$4,014
Specific allowance to specific loans ratio	39.73%	-	11.89%	3.21%		N/A	-	-	19.29%

Balance of loans collectively evaluated	$489,843	$292,307	$1,107,135	$853,118		$455,829	$918,520	$176,687	$4,293,439
Allowance for loans collectively evaluated	$5,491	$3,501	$14,307	$7,047		$2,383	$7,268	$1,246	$41,243
Collective allowance to collective loans ratio	1.12%	1.20%	1.29%	0.83%		0.52%	0.79%	0.71%	0.96%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	September 30, 2018	December 31, 2017
Impaired loans with a specific allowance	$11,450	$11,693
Impaired loans without a specific allowance	6,898	9,116
Total impaired loans	$18,348	$20,809

Allowance for loan losses related to impaired loans	$4,204	$4,014
Allowance for loan losses related to loans collectively evaluated	46,205	41,243
Total allowance for loan losses	$50,409	$45,257

Average impaired loans for the period	$19,712	$23,179
Contractual interest income due on impaired loans during the period	$1,888	$2,314
Interest income on impaired loans recognized on a cash basis	$473	$754
Interest income on impaired loans recognized on an accrual basis	$109	$169

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	September 30, 2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$3,261	$-	$5,157	$-	$-	$8,418
Restructured accruing	335	-	-	-	-	335
Restructured non-accruing	1,922	-	-	775	-	2,697
Balance	$5,518	$-	$5,157	$775	$-	$11,450

Allowance	$2,827	$-	$1,255	$122	$-	$4,204

Impaired loans without a specific allowance
Non-accruing	$175	$-	$704	$1,054	$-	$1,933
Restructured accruing	436	-	-	-	1,453	1,889
Restructured non-accruing	994	136	-	1,523	423	3,076
Balance	$1,605	$136	$704	$2,577	$1,876	$6,898

Total impaired loans
Non-accruing	$3,436	$-	$5,861	$1,054	$-	$10,351
Restructured accruing	771	-	-	-	1,453	2,224
Restructured non-accruing	2,916	136	-	2,298	423	5,773
Balance	$7,123	$136	$5,861	$3,352	$1,876	$18,348

Unpaid principal balance in total impaired loans	$10,255	$1,248	$10,467	$5,723	$2,633	$30,326

	September 30, 2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,710	$136	$5,782	$3,720	$2,364	$19,712
Contractual interest income due on impaired loans during the period	$736	$283	$478	$283	$108
Interest income on impaired loans recognized on a cash basis	$227	$-	$21	$129	$96
Interest income on impaired loans recognized on an accrual basis	$53	$-	$-	$-	$56

	December 31, 2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,516	$-	$5,157	$-	$-	$9,673
Restructured accruing	1,129	-	-	-	-	1,129
Restructured non-accruing	108	-	-	783	-	891
Balance	$5,753	$-	$5,157	$783	$-	$11,693

Allowance	$3,220	$-	$663	$131	$-	$4,014

Impaired loans without a specific allowance
Non-accruing	$391	$-	$418	$1,318	$-	$2,127
Restructured accruing	273	-	-	496	890	1,659
Restructured non-accruing	1,688	136	-	1,481	2,025	5,330
Balance	$2,352	$136	$418	$3,295	$2,915	$9,116

Total impaired loans
Non-accruing	$4,907	$-	$5,575	$1,318	$-	$11,800
Restructured accruing	1,402	-	-	496	890	2,788
Restructured non-accruing	1,796	136	-	2,264	2,025	6,221
Balance	$8,105	$136	$5,575	$4,078	$2,915	$20,809

Unpaid principal balance in total impaired loans	$11,263	$1,248	$10,166	$6,331	$3,681	$32,689

	December 31, 2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,903	$137	$6,835	$5,336	$2,968	$23,179
Contractual interest income due on impaired loans during the period	$828	$333	$669	$400	$84
Interest income on impaired loans recognized on a cash basis	$204	$-	$24	$394	$132
Interest income on impaired loans recognized on an accrual basis	$111	$-	$-	$26	$32

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	September 30, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans (1)	$6,352	$136	$5,861	$3,352	$4,098	$9,134	$163	$29,096
Loans 90 days past due	150	1,261	-	13	563	-	-	1,987
Restructured loans	771	-	-	-	-	1,453	-	2,224
Total non-performing loans	7,273	1,397	5,861	3,365	4,661	10,587	163	33,307
Other real estate owned	39	365	497	-	-	1,217	-	2,118
Total non-performing assets	$7,312	$1,762	$6,358	$3,365	$4,661	$11,804	$163	$35,425

(1) Includes $1.3 million of consumer loans acquired from WashingtonFirst considered performing at the Acquisition Date.

	December 31, 2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$6,703	$136	$5,575	$3,582	$2,967	$7,196	$177	$26,336
Loans 90 days past due	-	-	-	-	-	225	-	225
Restructured loans	1,402	-	-	496	-	890	-	2,788
Total non-performing loans	8,105	136	5,575	4,078	2,967	8,311	177	29,349
Other real estate owned	39	365	-	400	-	1,449	-	2,253
Total non-performing assets	$8,144	$501	$5,575	$4,478	$2,967	$9,760	$177	$31,602

	September 30, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$473	$2,749	$3,295	$1,700	$1,885	$9,023	$3,802	$22,927
61-90 days	1,431	1,910	428	1,933	1,382	2,222	391	9,697
> 90 days	150	1,261	-	13	563	-	-	1,987
Total past due	2,054	5,920	3,723	3,646	3,830	11,245	4,193	34,611
Non-accrual loans (1)	6,352	136	5,861	3,352	4,098	9,134	163	29,096
Loans acquired with deteriorated credit quality	6,627	-	5,839	2,242	1,306	11	-	16,025
Current loans	723,050	625,533	1,908,974	1,192,433	513,777	1,161,037	184,423	6,309,227
Total loans	$738,083	$631,589	$1,924,397	$1,201,673	$523,011	$1,181,427	$188,779	$6,388,959

(1) Includes $1.3 million of consumer loans acquired from WashingtonFirst considered performing at the Acquisition Date.

	December 31, 2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$587	$-	$775	$414	$2,107	$6,100	$-	$9,983
61-90 days	-	-	-	-	106	3,103	-	3,209
> 90 days	-	-	-	-	-	225	-	225
Total past due	587	-	775	414	2,213	9,428	-	13,417
Non-accrual loans	6,703	136	5,575	3,582	2,967	7,196	177	26,336
Current loans	490,658	292,307	1,106,360	853,200	450,649	904,811	176,510	4,274,495
Total loans	$497,948	$292,443	$1,112,710	$857,196	$455,829	$921,435	$176,687	$4,314,248

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	September 30, 2018
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$714,372	$631,132	$1,898,911	$1,186,129	$4,430,544
Special Mention	4,333	321	13,786	5,114	23,554
Substandard	19,378	136	11,700	10,430	41,644
Doubtful	-	-	-	-	-
Total	$738,083	$631,589	$1,924,397	$1,201,673	$4,495,742

	December 31, 2017
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$482,924	$292,307	$1,103,480	$845,102	$2,723,813
Special Mention	2,443	-	3,517	5,505	11,465
Substandard	12,581	136	5,713	6,589	25,019
Doubtful	-	-	-	-	-
Total	$497,948	$292,443	$1,112,710	$857,196	$2,760,297

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	September 30, 2018
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$518,350	$1,170,840	$188,616	$1,877,806
Non-performing:
90 days past due	563	-	-	563
Non-accruing (1)	4,098	9,134	163	13,395
Restructured loans	-	1,453	-	1,453
Total	$523,011	$1,181,427	$188,779	$1,893,217

(1) Includes $1.3 million of consumer loans acquired from WashingtonFirst considered performing at the Acquisition Date.

	December 31, 2017
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$452,862	$913,124	$176,510	$1,542,496
Non-performing:
90 days past due	-	225	-	225
Non-accruing	2,967	7,196	177	10,340
Restructured loans	-	890	-	890
Total	$455,829	$921,435	$176,687	$1,553,951

During the nine months ended September 30, 2018, the Company restructured $1.6 million in loans that were designated as troubled debt restructurings.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during the nine months ended September 30, 2018 had specific reserves of $0.6 million.  For the year ended December 31, 2017, the Company restructured $2.1 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2017 had specific reserves of $0.2 million at December 31, 2017.  The commitments to lend additional funds on loans that have been restructured at September 30, 2018 and December 31, 2017 were not significant.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Nine Months Ended September 30, 2018
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$-	$-	$-	$-	$-	$-
Restructured non-accruing	1,464	-	-	158	-	1,622
Balance	$1,464	$-	$-	$158	$-	$1,622

Specific allowance	$563	$-	$-	$-	$-	$563

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2017
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$492	$-	$-	$-	$-	$492
Restructured non-accruing	1,019	-	-	540	-	1,559
Balance	$1,511	$-	$-	$540	$-	$2,051

Specific allowance	$247	$-	$-	$-	$-	$247

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $2.1 million and $2.3 million at September 30, 2018 and December 31, 2017, respectively. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2018.

Note 6 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	September 30, 2018			Weighted	December 31, 2017			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$10,678	$(1,456)	$9,222	9.3 years	$-	$-	$-	-
Other identifiable intangibles	1,477	(372)	1,105	10.8 years	786	(206)	580	13.1 years
Total amortizing intangible assets	$12,155	$(1,828)	$10,327		$786	$(206)	$580

Goodwill	$345,422		$345,422		$85,768		$85,768

During 2018, the acquisition of WashingtonFirst and subsidiaries resulted in the addition of $0.7 million in other intangible assets.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2018	$540
2019	1,944
2020	1,720
2021	1,507
Thereafter	4,616
Total amortizing intangible assets	$10,327

The amount of goodwill by reportable segment recognized in the WashingtonFirst acquisition is presented in the following table:

	Community		Investment
(Dollars in thousands)	Banking	Insurance	Management	Total
Balance December 31, 2017	$69,991	$6,788	$8,989	$85,768
WashingtonFirst Acquisition	259,455	-	199	259,654
Balance September 30, 2018	$329,446	$6,788	$9,188	$345,422

Note 7 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2018	December 31, 2017
Noninterest-bearing deposits	$1,902,537	$1,264,392
Interest-bearing deposits:
Demand	679,856	658,716
Money market savings	1,615,492	1,030,432
Regular savings	340,794	321,171
Time deposits of less than $100,000	426,545	293,201
Time deposits of $100,000 or more	933,170	395,750
Total interest-bearing deposits	3,995,857	2,699,270
Total deposits	$5,898,394	$3,963,662

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

In 2003, Alliance Bankshares Corporation, which was acquired by WashingtonFirst in 2012, issued $10.3 million of junior subordinated debt securities to Alliance Virginia Capital Trust I, of which Alliance Bankshares Corporation owned all of the common securities.  The trust used the proceeds from the issuance of its underlying common securities and preferred securities, which were sold to third parties, to purchase the debt securities. These debt securities are the trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The obligations under the debt securities were assumed by the Company at the date of acquisition. The debt securities are due on June 30, 2033 and are callable at any time, without penalty. The interest rate associated with the debt securities is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of September 30, 2018 was 5.55%. Under the indenture governing the debt securities, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted. The trust’s preferred securities are mandatorily redeemable upon maturity of the debt securities, or upon earlier redemption as provided in the indenture. If the debt securities are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. The Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the trust securities subject to certain exceptions, the redemption price with respect to any trust securities called for redemption and amounts due if the trust is liquidated or terminated. As of September 30, 2018, the Company was current on all interest payments. Under current regulatory guidelines the trust preferred securities are considered to be Tier 1 capital.

The following table provides information on subordinated debentures for the period indicated:

	As of,
(In thousands)	January 1, 2018	September 30, 2018
Subordinated debentures	$25,000	$25,000
Add: Purchase accounting premium	2,158	2,058
Trust preferred securities	10,310	10,310
Add: Purchase accounting premium	96	92
Total subordinated debentures	$37,564	$37,460

Note 9 – Share Based Compensation

At September 30, 2018, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,244,015 are available for issuance at September 30, 2018, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.6 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, related to the awards of stock options and restricted stock grants.  Compensation expense of $1.8 million and $1.5 million was recognized for the nine months ended September 30, 2018 and 2017, respectively. The intrinsic value of stock options exercised in the nine months ended September 30, 2018 and 2017 was $0.4 million and $0.6 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of September 30, 2018.  That cost is expected to be recognized over a weighted average period of approximately 2.0 years.  The total of unrecognized compensation cost related to restricted stock was approximately $5.8 million as of September 30, 2018.  That cost is expected to be recognized over a weighted average period of approximately 3.1 years.  The fair value of the options vested during the nine months ended September 30, 2018 and 2017, was not significant.

In the first quarter of 2018, 16,212 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  The Company granted 36,003 shares of restricted stock in the first quarter of 2018, of which 9,170 shares are subject to a three year vesting schedule with one third of the shares vesting each year and 26,833 shares subject to a five year vesting schedule with one fifth of the shares vesting each year. During the second quarter of 2018, the Company granted 46,582 shares of restricted stock, all of which are subject to a five year vesting schedule with one fifth of shares vesting on April 1st of each year. The Company did not grant any stock options or restricted shares during the third quarter of 2018.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2018	87,300	$26.22		$1,160
Granted	16,212	$38.15
Exercised	(19,918)	$21.24		$367
Forfeited	(920)	$36.19
Expired	(196)	$42.48
Balance at September 30, 2018	82,478	$29.61	3.9	$837

Exercisable at September 30, 2018	52,771	$25.36	2.9	$749

Weighted average fair value of options
granted during the year		$11.73

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2018	189,035	$30.92
Granted	82,585	$38.93
Vested	(64,875)	$27.74
Forfeited	(1,892)	$32.44
Restricted stock at September 30, 2018	204,853	$35.14

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Interest cost on projected benefit obligation	$385	$410	$1,155	$1,230
Expected return on plan assets	(466)	(497)	(1,396)	(1,489)
Recognized net actuarial loss	250	296	750	886
Net periodic benefit cost	$169	$209	$509	$627

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  After consideration of these factors, the Company made a contribution of $0.2 million to the plan during the second and third quarters of 2018. The Company did not make any contributions to the plan during the first quarter of 2018.  Management continues to monitor the funding level of the pension plan and may make additional contributions as necessary during 2018.

Note 11 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2018	2017	2018	2017
Net income	$29,234	$15,089	$75,298	$44,942

Basic:
Basic weighted average EPS shares	35,723	24,200	35,699	24,171

Basic net income per share	$0.82	$0.62	$2.11	$1.86

Diluted:
Basic weighted average EPS shares	35,723	24,200	35,699	24,171
Dilutive common stock equivalents	21	23	23	30
Dilutive EPS shares	35,744	24,223	35,722	24,201

Diluted net income per share	$0.82	$0.62	$2.11	$1.86

Anti-dilutive shares	6	5	6	3

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2018	$687	$(7,544)	$(6,857)
Other comprehensive income before reclassification, net of tax	(16,479)	-	(16,479)
Reclassifications from accumulated other comprehensive income, net of tax	(107)	500	393
Current period change in other comprehensive income, net of tax	(16,586)	500	(16,086)
Reclassification of tax effects from accumulated other comprehensive income	148	(1,625)	(1,477)
Balance at September 30, 2018	$(15,751)	$(8,669)	$(24,420)

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2017	$1,642	$(8,256)	$(6,614)
Other comprehensive income before reclassification, net of tax	3,382	-	3,382
Reclassifications from accumulated other comprehensive income, net of tax	(767)	522	(245)
Current period change in other comprehensive income, net of tax	2,615	522	3,137
Balance at September 30, 2017	$4,257	$(7,734)	$(3,477)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Unrealized gains on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$145	$1,275
Income before taxes	145	1,275
Tax expense	(38)	(508)
Net income	$107	$767

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss(1)	$(750)	$(886)
Income before taxes	(750)	(886)
Tax benefit	250	364
Net loss	$(500)	$(522)
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

Note 13 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $17.2 million with a fair value of $0.4 million as of September 30, 2018 compared to $17.8 million with a fair value of $0.7 million as of December 31, 2017.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Fair values of the swaps are carried as both gross assets and gross liabilities in the Condensed Consolidated Statements of Condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2018
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$31,581	$-	$31,581
Investments available-for-sale:
U.S. government agencies	-	239,456	-	239,456
State and municipal	-	296,506	-	296,506
Mortgage-backed	-	380,631	-	380,631
Corporate debt	-	-	9,252	9,252
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	432	-	432

Liabilities
Interest rate swap agreements	$-	$(432)	$-	$(432)

	December 31, 2017
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$9,848	$-	$9,848
Investments available-for-sale:
U.S. government agencies	-	106,568	-	106,568
State and municipal	-	312,253	-	312,253
Mortgage-backed	-	300,040	-	300,040
Corporate debt	-	-	9,432	9,432
Trust preferred	-	-	1,002	1,002
Marketable equity securities	-	212	-	212
Interest rate swap agreements	-	707	-	707

Liabilities
Interest rate swap agreements	$-	$(707)	$-	$(707)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2018	$10,434
Additions of Level 3 assets	310
Principal sales	(1,002)
Total unrealized losses included in other comprehensive loss	(180)
Balance at September 30, 2018	$9,562

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2018
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$6,995	$6,995	$(12,022)
Other real estate owned	-	-	2,118	2,118	(215)
Total	$-	$-	$9,113	$9,113	$(12,237)

	December 31, 2017
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$8,474	$8,474	$(11,806)
Other real estate owned	-	-	2,253	2,253	(158)
Total	$-	$-	$10,727	$10,727	$(11,964)

At September 30, 2018, impaired loans totaling $18.3 million were written down to fair value of $14.1 million as a result of specific loan loss allowances of $4.2 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $20.8 million were written down to fair value of $16.8 million at December 31, 2017 as a result of specific loan loss allowances of $4.0 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	September 30, 2018		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$66,074	$66,074	$-	$66,074	$-
Loans, net of allowance	6,338,550	6,157,550	-	-	6,157,550
Other assets	110,161	110,161	-	110,161	-

Financial Liabilities
Time deposits	$1,359,715	$1,366,044	$-	$1,366,044	$-
Securities sold under retail repurchase agreements and
federal funds purchased	142,669	142,669	-	142,669	-
Advances from FHLB	866,445	868,094	-	868,094	-
Subordinated debentures	37,460	32,644	-	-	32,644

			Fair Value Measurements
	December 31, 2017		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$45,518	$45,518	$-	$45,518	$-
Loans, net of allowance	4,268,991	4,320,719	-	-	4,320,719
Other assets	95,730	95,730	-	95,730	-

Financial Liabilities
Time deposits	$688,951	$684,139	$-	$684,139	$-
Securities sold under retail repurchase agreements and
federal funds purchased	119,359	119,359	-	119,359	-
Advances from FHLB	765,833	769,860	-	769,860	-
Subordinated debentures	-	-	-	-	-

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles was $0.5 million and $1.6 million for the three and nine months ended September 30, 2018, respectively.  This amount was not significant for the three and nine months ended September 30, 2017.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles were not significant for the three and nine months ended September 30, 2018 and 2017, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.6 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles were not significant for the three and nine months ended September 30, 2018 and 2017, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended September 30, 2018
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$84,374	$1	$2	$(3)	$84,374
Interest expense	16,786	-	-	(3)	16,783
Provision for loan losses	1,890	-	-	-	1,890
Noninterest income	10,707	2,018	2,462	(154)	15,033
Noninterest expense	39,372	1,564	1,611	(154)	42,393
Income before income taxes	37,033	455	853	-	38,341
Income tax expense	8,755	127	225	-	9,107
Net income	$28,278	$328	$628	$-	$29,234

Assets	$8,038,263	$9,473	$15,969	$(29,140)	$8,034,565

	Three Months Ended September 30, 2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$49,590	$-	$2	$(3)	$49,589
Interest expense	6,895	-	-	(3)	6,892
Provision for loan losses	934	-	-	-	934
Non-interest income	8,915	1,948	2,092	(209)	12,746
Non-interest expense	28,634	1,559	1,207	(209)	31,191
Income before income taxes	22,042	389	887	-	23,318
Income tax expense	7,725	158	346	-	8,229
Net income	$14,317	$231	$541	$-	$15,089

Assets	$5,333,539	$7,499	$11,807	$(18,057)	$5,334,788

	Nine Months Ended September 30, 2018
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$238,474	$2	$5	$(6)	$238,475
Interest expense	44,181	-	-	(6)	44,175
Provision for loan losses	5,620	-	-	-	5,620
Noninterest income	35,130	5,019	7,331	(461)	47,019
Noninterest expense	128,705	4,245	4,627	(461)	137,116
Income before income taxes	95,098	776	2,709	-	98,583
Income tax expense	22,357	218	710	-	23,285
Net income	$72,741	$558	$1,999	$-	$75,298

Assets	$8,038,263	$9,473	$15,969	$(29,140)	$8,034,565

	Nine Months Ended September 30, 2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$144,123	$1	$6	$(7)	$144,123
Interest expense	18,854	-	-	(7)	18,847
Provision for loan losses	2,450	-	-	-	2,450
Non-interest income	28,545	4,923	6,109	(628)	38,949
Non-interest expense	87,035	4,238	3,395	(628)	94,040
Income before income taxes	64,329	686	2,720	-	67,735
Income tax expense	21,454	279	1,060	-	22,793
Net income	$42,875	$407	$1,660	$-	$44,942

Assets	$5,333,539	$7,499	$11,807	$(18,057)	$5,334,788

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

The Company is an $8.0 billion community banking organization that focuses its lending and other services on businesses and consumers in the local market area. The Bank’s subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., offer a variety of comprehensive insurance and investment management services.

On January 1, 2018, the Company completed the planned acquisition of WashingtonFirst Bankshares, Inc., the parent company for WashingtonFirst Bank (collectively referred to as “WashingtonFirst”), headquartered in Reston, Virginia. At the date of acquisition, WashingtonFirst had 19 community banking offices and more than $2.1 billion in assets.  The all-stock transaction resulted in the issuance of 11.4 million common shares and was valued at approximately $447 million.

The results of operations for the first nine months of 2018 include the impact of the acquisition on the various income and expense classifications as presented in the subsequent sections of management’s discussion and analysis.  Significant period-to-period asset and liability variances are also directly attributable to the WashingtonFirst transaction.  The cost savings expected from the combination of the two institutions will continue to be realized into the first half of 2019.

Overview

Net income for the Company for the third quarter of 2018 totaled $29.2 million ($0.82 per diluted share) as compared to net income of $15.1 million ($0.62 per diluted share) for the third quarter of 2017 and net income of $24.4 million ($0.68 per diluted share) for the second quarter of 2018. The current quarter’s results included $2.0 million of recovered interest income from a previously acquired credit impaired loan and $0.6 million in merger expenses.  Excluding the after-tax impact of these items, the net income for the third quarter of 2018 would have been $28.2 million or $0.79 per diluted share.

These results reflect the following events:

•         Total loans increased 52% compared to the third quarter of 2017, primarily as a result of the WashingtonFirst acquisition. Loan growth momentum remained strong as the loan portfolio grew 6% year to date, compared to the post-acquisition combined portfolio at the beginning of 2018.

•         Total deposits have experienced post-acquisition growth of 6%, primarily in noninterest-bearing demand deposit accounts, which have grown 13% subsequent to the acquisition.

•         The net interest margin for the third quarter of 2018 was 3.71% compared to 3.54% for the third quarter of 2017 and 3.56% for the second quarter of 2018.  The current quarter’s margin was positively impacted by an interest income recovery of $2.0 million.  The net interest margin for the current quarter was 3.60% after excluding the interest income recovery.

•         Third quarter results reflected an annualized return on average assets of 1.45% and annualized return on average equity of 11.26% as compared to 1.13% and 10.74% respectively for the third quarter of 2017.  Exclusive of merger costs and the interest income recovery on an after-tax basis, the return on average assets and return on average equity for the current quarter would have been 1.40% and 10.85%, respectively.

•         Pre-tax merger expenses recognized in the current quarter declined to $0.6 million compared to $2.2 million in the prior quarter.

•         The Non-GAAP efficiency ratio was 49.27% for the current quarter compared to 53.76% for the third quarter of 2017 and 52.98% for the second quarter of 2018.  Excluding the previously mentioned interest recovery, the Non-GAAP efficiency ratio for the current quarter was 50.48%.

The local economy continues to exhibit positive trends such as low unemployment rate and increased housing starts; however, these trends have been tempered by other concerns such as the lack of wage growth, deficit growth and geo-political turmoil. These factors, in concert, have acted to continue to restrict the pace of economic expansion and create volatility in global economic markets.  Additionally, rising interest rates continue to restrain confidence among individual consumers and small and mid-sized businesses. Despite this mixed economic environment, management remains optimistic that the regional economy will present further growth opportunities for the Company.

Total assets at September 30, 2018 increased 48% compared to December 31, 2017 primarily driven by earning asset balances that increased due to the acquisition of WashingtonFirst. Loan balances have increased 48% compared to the prior year-end and customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 48% compared to balances at December 31, 2017. Liquidity continues to remain strong due to the available borrowing lines with the Federal Home Loan Bank of Atlanta, the Federal Reserve and other sources, in addition to the size and composition of the available-for-sale investment portfolio.  As a result of the acquisition and, to a lesser extent, from retained earnings, stockholders’ equity increased $479 million compared to December 31, 2017.

Non-performing loans (which excludes purchased credit impaired loans) represented 0.52% of total loans at September 30, 2018 compared to 0.72% at September 30, 2017 as a result of the growth in the loan portfolio.  The Company’s non-performing loans were $33.3 million at September 30, 2018 compared to $30.2 million at September 30, 2017.  The ratio of annualized net charge-offs to average loans was not significant for the third quarter of 2018 compared to 0.10% for the prior year quarter.

Net interest income for the third quarter of 2018 increased 58% compared to the third quarter of 2017 as a result of the WashingtonFirst acquisition and, to a lesser extent, the Company’s organic loan growth during the period.  The net interest margin was 3.71% for the third quarter of 2018 compared to 3.54% for the third quarter of 2017.  The current quarter’s margin included the effect of $2.0 million in recovered interest income from a previously acquired credit impaired loan.  Excluding this amount, the net interest margin for the current quarter was 3.60%.

The provision for loan losses was $1.9 million for the third quarter of 2018 compared to $0.9 million for the third quarter of 2017.  The increase in the provision reflects the impact of organic loan production and the impact of acquired loans being refinanced as they reach maturity under the original lending arrangements during the third quarter of 2018.

Non-interest income increased 18% for the third quarter of 2018 as compared to the third quarter of 2017.  The increase in non-interest income was due primarily to the impact of increased mortgage banking activities and, to a lesser extent, income from wealth management activities and bank card fees.

Non-interest expenses increased 36% to $42.4 million for the third quarter of 2018 compared to $31.2 million in the third quarter of 2017.  The current quarter included $0.6 million in merger expenses compared to $0.3 million for the third quarter of 2017.  Excluding these expenses, non-interest expenses increased 36% compared to the third quarter of 2017 due to increased compensation and benefit costs and facility and other operational expenses as a result of the acquisition.  The non-GAAP efficiency ratio improved to 49.27% for the third quarter of 2018, compared to 53.76% for the third quarter of 2017, as a result of the growth in net interest income.  The Non-GAAP efficiency ratio for the current quarter was 50.48% after excluding the interest income recovery.

Results of Operations

For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Net income for the Company for the first nine months of 2018 totaled $75.3 million ($2.11 per diluted share) compared to net income of $44.9 million ($1.86 per diluted share) for the first nine months of 2017.

Net Interest Income

The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For purposes of this discussion and analysis, the interest earned on tax-exempt loans and investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income. The following discussion of net interest income should be considered in conjunction with the review of the information provided in a following table.

Net interest income for the first nine months of 2018 was $194.3 million compared to $125.3 million for the first nine months of 2017. On a tax-equivalent basis, net interest income for the first nine months of 2018 was $197.8 million compared to $130.9 million for the first nine months of 2017, a 51% increase. The increase in net interest income is the result of the acquisition and, to lesser degrees, the Company’s organic earning asset growth during the period and impact of rising interest rates on variable rate lending products. The following table provides an analysis of net interest income performance that reflects a net interest margin that has increased to 3.62% for the first nine months of 2018 compared to 3.55% for the first nine months of 2017.  Net interest income for the first nine months of 2018 includes the previously mentioned $2.0 million of recovered interest income.  This compares to the interest recovery of $0.7 million for the same period of 2017.   Excluding these recoveries, the net interest margin would have been 3.59% compared to 3.54% for the nine months ended 2018 and 2017, respectively.  Amortization of the fair value adjustments to both interest-earning assets and interest-bearing liabilities directly attributable to the acquisition, excluding the impact of the recovery on the credit impaired loan, had an 11 basis point positive effect on net interest margin for the period.  This favorable impact on the 2018 margin was partially offset by the effect of the recently enacted tax rate reduction on tax-advantaged securities in the investment portfolio, which adversely affected the margin by 5 basis points.  The impact of the amortization of the fair value adjustments on net interest income for the first nine months of 2018 is presented in the following table:

For the Nine Months Ended September 30, 2018
(In thousands)
Net Interest Income Excluding Purchase Accounting Adjustments:
Net Interest Income	$194,300
Accretion of fair value adjustment on pools of homogeneous loans	(2,974)
Accretion of loan fair value adjustment on purchased credit impaired loans	(962)
Settlements of purchased credit impaired loans	(2,000)
Accretion of fair value adjustment on certificates of deposits	(1,781)
Accretion of fair value adjustment on subordinated debentures	(103)
Net Interest Income Excluding Purchase Accounting Adjustments	$186,480

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Nine Months Ended September 30,
		2018			2017
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,091,515	$30,280	3.70%	$863,040	$22,651	3.50%
Residential construction loans	210,774	6,203	3.93	166,459	4,656	3.74
Total mortgage loans	1,302,289	36,483	3.74	1,029,499	27,307	3.54
Commercial AD&C loans	597,283	25,592	5.73	301,537	11,126	4.93
Commercial investor real estate loans	1,939,205	71,824	4.95	1,015,903	33,978	4.47
Commercial owner occupied real estate loans	1,106,032	39,051	4.72	786,805	28,501	4.84
Commercial business loans	674,973	26,052	5.16	458,973	15,321	4.46
Total commercial loans	4,317,493	162,519	5.03	2,563,218	88,926	4.64
Consumer loans	531,539	17,310	4.41	459,118	12,496	3.67
Total loans (2)	6,151,321	216,312	4.70	4,051,835	128,729	4.25
Loans held for sale	30,349	983	4.32	7,189	273	5.06
Taxable securities	738,580	15,891	2.87	526,931	10,944	2.77
Tax-exempt securities (3)	290,177	7,662	3.52	297,818	9,455	4.23
Total investment securities	1,028,757	23,553	3.05	824,749	20,399	3.30
Interest-bearing deposits with banks	86,446	1,082	1.67	38,006	289	1.02
Federal funds sold	2,607	28	1.41	2,493	18	0.97
Total interest-earning assets	7,299,480	241,958	4.43	4,924,272	149,708	4.06

Less: allowance for loan losses	(47,533)			(44,324)
Cash and due from banks	69,301			48,184
Premises and equipment, net	61,507			53,680
Other assets	535,778			222,682
Total assets	$7,918,533			$5,204,494

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$730,520	657	0.12%	$613,498	372	0.08%
Regular savings deposits	390,231	488	0.17	322,683	163	0.07
Money market savings deposits	1,520,953	13,028	1.15	992,069	3,333	0.45
Time deposits	1,245,510	12,410	1.33	637,478	5,344	1.12
Total interest-bearing deposits	3,887,214	26,583	0.91	2,565,728	9,212	0.48
Other borrowings	158,939	599	0.50	131,412	238	0.24
Advances from FHLB	1,000,060	15,557	2.08	683,231	9,385	1.84
Subordinated debentures	37,518	1,436	5.11	549	12	2.93
Total interest-bearing liabilities	5,083,731	44,175	1.16	3,380,920	18,847	0.75

Noninterest-bearing demand deposits	1,757,573			1,235,350
Other liabilities	59,371			41,537
Stockholders' equity	1,017,858			546,687
Total liabilities and stockholders' equity	$7,918,533			$5,204,494

Net interest income and spread		197,783	3.27%		130,861	3.31%
Less: tax-equivalent adjustment		3,483			5,585
Net interest income		$194,300			$125,276

Interest income/earning assets			4.43%			4.06%
Interest expense/earning assets			0.81			0.51
Net interest margin			3.62%			3.55%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 26.13% and 39.88% for 2018 and 2017, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $3.5 million and $5.6 million in 2018 and 2017, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2018 vs. 2017			2017 vs. 2016
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$7,629	$6,274	$1,355	$1,641	$1,147	$494
Residential construction loans	1,547	1,299	248	852	688	164
Commercial AD&C loans	14,466	12,412	2,054	1,615	997	618
Commercial investor real estate loans	37,846	33,846	4,000	6,891	7,497	(606)
Commercial owner occupied real estate loans	10,550	11,273	(723)	3,555	3,398	157
Commercial business loans	10,731	8,047	2,684	502	186	316
Consumer loans	4,814	2,152	2,662	805	230	575
Loans held for sale	710	755	(45)	(21)	(117)	96
Taxable securities	4,947	4,539	408	1,871	1,130	741
Tax exempt securities	(1,793)	(238)	(1,555)	543	501	42
Interest-bearing deposits with banks	793	529	264	133	(14)	147
Federal funds sold	10	1	9	15	10	5
Total interest income	92,250	80,889	11,361	18,402	15,653	2,749

Interest expense on funding of earning assets:
Interest-bearing demand deposits	285	79	206	37	37	-
Regular savings deposits	325	42	283	26	8	18
Money market savings deposits	9,695	2,475	7,220	1,887	129	1,758
Time deposits	7,066	5,905	1,161	1,256	687	569
Other borrowings	361	58	303	26	26	-
Advances from FHLB	6,172	4,817	1,355	573	1,675	(1,102)
Subordinated debentures	1,424	1,408	16	(686)	(686)	-
Total interest expense	25,328	14,784	10,544	3,119	1,876	1,243
Net interest income	$66,922	$66,105	$817	$15,283	$13,777	$1,506

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income increased 62% for the first nine months of 2018 compared to the prior year period. The previous tables reflect that the increase in interest income has been driven predominantly by the growth in interest-earning assets as a result of the WashingtonFirst acquisition and, to a lesser extent, the rise in interest rates coupled with organic loan growth during the past twelve months.

The average balance of the loan portfolio increased 52% for the first nine months of 2018 compared to the first nine months of 2017. This growth occurred in all segments of the loan portfolio with the most significant growth in the commercial real estate portfolios. The loan portfolio acquired from WashingtonFirst was similar in composition to the Company’s loan portfolio.  The yield on average loans increased 45 basis points compared to the prior year period.  The increase exclusive of the previously mentioned interest recovery was 41 basis points.  The average yield on total investment securities decreased 25 basis points as the average balance of the portfolio increased 25% for the first nine months of 2018 compared to the first nine months of 2017.  The decrease in the yield on investments was driven by the impact on tax-advantaged securities of the recently enacted tax legislation.  The reduction in corporate income tax rates resulted in the 71 basis point decline in the tax-equivalent yield on these investments while the average size of the tax exempt portfolio remained relatively level from period to period.  The net result of the movements in the yield on loans and investments resulted in the 37 basis point rise in the yield on interest-earning assets from period to period or 34 basis points excluding the interest income recovery.

Interest Expense

Interest expense increased 134% in the first nine months of 2018 compared to the first nine months of 2017. While the majority of the increase from period to period was due to the WashingtonFirst acquisition, during the period the Company had increased rates or maintained pre-existing rates structures on various categories of deposits to perpetuate deposit relationships and provide funding for loan growth.  The cost of interest-bearing deposits increased due predominantly to the 53% growth in money market and 95% growth in time deposit average balances coupled with the substantial increase in money market deposit rates.  The changes in the money market rates were directly affected by changes in certain pricing indices in addition to the maintenance of the pricing structure associated with the money market accounts acquired from WashingtonFirst.  Additionally, the amount of average borrowings grew 47% from period to period as the average rate paid increased 39 basis points.  The overall impact was an increase of 41 basis points in the rate paid on interest-bearing liabilities in the first nine months of 2018 compared to the first nine months of 2017.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2018/2017	2018/2017
(Dollars in thousands)	2018	2017	$ Change	% Change
Securities gains	$145	$1,275	$(1,130)	(88.6)%
Service charges on deposit accounts	6,865	6,121	744	12.2
Mortgage banking activities	5,943	2,080	3,863	185.7
Wealth management income	15,792	14,092	1,700	12.1
Insurance agency commissions	5,020	4,924	96	1.9
Income from bank owned life insurance	3,664	1,808	1,856	102.7
Bank card fees	4,199	3,609	590	16.3
Other income	5,391	5,040	351	7.0
Total non-interest income	$47,019	$38,949	$8,070	20.7

Total non-interest income was $47.0 million for the first nine months of 2018 compared to $38.9 million for the first nine months of 2017. The first nine months of 2018 included $0.1 million in gains on sales of investment securities compared to $1.3 million for the prior year.   Excluding these gains, non-interest income increased 24% compared to the prior year period primarily due to increases in mortgage banking activities, wealth management income and BOLI insurance proceeds.  Further detail by type of non-interest income follows:

  Gains on sales of investment securities declined by $1.1 million for the first nine months of 2018 compared to the first nine months of 2017.  During the first nine months of 2017 the Company sold specific equity securities for gains that were applied to offset the impact of prepayment penalties incurred on FHLB advances during the second quarter of 2017.
  Income from mortgage banking activities increased 186% in the first nine months of 2018 compared to the first nine months of 2017.  Origination volume associated with the mortgage lending operations acquired as part of the WashingtonFirst acquisition contributed to the significant growth in mortgage banking income for the first nine months of 2018.
  Service charges on deposit accounts increased 12% in the first nine months of 2018 compared to the first nine months of 2017 as a direct result of an increase in the number of deposits accounts resulting from the WashingtonFirst acquisition.
  Wealth management income is comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiary.   Overall, wealth management income increased 12% for the first nine months of 2018 compared to the same period of the prior year.   Trust services fees increased 6% for the first nine months of 2018 compared to the prior year period due to an increase in personal trust services.  Investment management fees increased 20% for the first nine months of 2018 compared to the same period of 2017, due to an increase in assets under management.  Overall total assets under management increased to $3.0 billion at September 30, 2018 compared to $2.7 billion at September 30, 2017 primarily as a result of positive trends occurring in the financial markets, an increase in sales efforts and, to a lesser extent, the addition of the wealth management line of business associated with the WashingtonFirst  acquisition.
  BOLI life insurance income increased for the first nine months of 2018 as compared to the first nine months of 2017 due to the receipt $1.6 million in mortality proceeds in the first quarter of 2018.
  Bank card fee income grew 16% during the first nine months of 2018 compared to the first nine months of 2017 as transaction volume increased from the prior year.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2018/2017	2018/2017
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$73,064	$54,525	$18,539	34.0%
Occupancy expense of premises	13,939	9,907	4,032	40.7
Equipment expenses	6,909	5,213	1,696	32.5
Marketing	2,863	2,223	640	28.8
Outside data services	4,840	4,045	795	19.7
FDIC insurance	3,840	2,478	1,362	55.0
Amortization of intangible assets	1,622	76	1,546	n.m
Merger expenses	11,766	1,332	10,434	n.m
Professional fees	4,090	3,053	1,037	34.0
Other real estate owned	115	3	112	n.m
Other expense	14,068	11,185	2,883	25.8
Total non-interest expense	$137,116	$94,040	$43,076	45.8

Non-interest expenses increased 46% to $137.1 million in the first nine months of 2018 compared to $94.0 million in the first nine months of 2017.   The first nine months of 2018 included $11.8 million in merger expenses.  The nine months ended September 30, 2017, included $1.3 million in prepayment penalties for the early payoff of high-rate FHLB advances and $1.3 million in merger expenses.  Excluding the impact of the prepayment penalties and merger expenses, non-interest expenses increased 37% over the prior year period.  The majority of the increase was in compensation, facility costs and other operational expenses resulting from the increased size of the Company.  Further detail by category of non-interest expense follows:

  Salaries and employee benefits, the largest component of non-interest expenses, increased 34% in the first nine months of 2018 due to the increase in the average number of full-time equivalent employees to 921 in the first nine months of 2018 compared to 727 in the first nine months of 2017.
  Combined occupancy and equipment expenses increased 38% compared to the prior year as a result of the impact from the additional acquired branches and business offices.
  Marketing expense increased 29% as a result of focused marketing initiatives and various media campaigns.
  FDIC insurance experienced a 55% increase due to growth in the total asset assessment base.
  Outside data services grew by $0.8 million or 20% primarily due to increased transaction volume associated with the acquisition.
  Merger expenses are comprised of a variety of expenses related to personnel decisions, systems conversions, professional fees and branch closure costs that are directly associated with the acquisition of WashingtonFirst.
  Core deposit intangible amortization increased compared to the prior year as a result of the intangible assets associated with the WashingtonFirst acquisition.
  Other non-interest expenses increased 28% in the first nine months of 2018 compared to the prior year period.  The prior year included $1.3 million in penalties related to the prepayment of FHLB advances.  Excluding these expenses, other non-interest expenses increased 41% for the first nine months of 2018 compared to the prior year period.  This increase was driven primarily by increases in communication costs, professional fees and franchise taxes.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger expenses, the amortization of intangibles, and other non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio improved in the first nine months of 2018 compared to the first nine months of 2017 due primarily to the increase in net interest income discussed previously.

In addition, the Company uses pre-tax, pre-provision income adjusted for merger expenses as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding the provision for loan losses, merger expenses and the provision for income taxes back to net income. This metric increased in the first nine months of 2018 compared to the first nine months of 2017 due primarily to the increase in net interest income.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Pre-tax pre-provision income:
Net income	$75,298	$44,942
Plus non-GAAP adjustments:
Merger expenses	11,766	1,332
Income taxes	23,285	22,793
Provision for loan losses	5,620	2,450
Pre-tax pre-provision income	$115,969	$71,517

Efficiency ratio - GAAP basis:
Non-interest expense	$137,116	$94,040

Net interest income plus non-interest income	$241,319	$164,225

Efficiency ratio - GAAP basis	56.82%	57.26%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$137,116	$94,040
Less non-GAAP adjustments:
Amortization of intangible assets	1,622	76
Loss on FHLB redemption	-	1,275
Merger expenses	11,766	1,332
Non-interest expenses - as adjusted	$123,728	$91,357

Net interest income plus non-interest income	$241,319	$164,225
Plus non-GAAP adjustment:
Tax-equivalent income	3,483	5,585
Less non-GAAP adjustment:
Securities gains	145	1,275
Net interest income plus non-interest income - as adjusted	$244,657	$168,535

Efficiency ratio - Non-GAAP basis	50.57%	54.21%

Supplemental Non-GAAP Performance Measurements:
Net income - GAAP	$75,298	$44,942
Plus non-GAAP adjustment:
Merger expenses - net of tax	8,692	801
Less non-GAAP adjustment:
Accretion of acquisition fair value marks - net of tax	5,777	65
Net income - Non-GAAP	$78,213	$45,678

Diluted net income per share - Non-GAAP	$2.19	$1.89
Return on average assets - Non-GAAP	1.32%	1.17%
Return on average common equity - Non-GAAP	10.27%	11.17%

Income Taxes

The Company had income tax expense of $23.3 million in the first nine months of 2018, compared to income tax expense of $22.8 million in the first nine months of 2017. The resulting effective tax rates were 23.6% for the first nine months of 2018 and 33.7% for the first nine months of 2017.  The reduction in the effective tax rate was due primarily to the recently enacted tax legislation, which will continue to benefit future periods.

Results of Operations

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Net income for the Company for the third quarter of 2018 totaled $29.2 million ($0.82 per diluted share) compared to net income of $15.1 million ($0.62 per diluted share) for the third quarter of 2017.

Net Interest Income

For the third quarter of 2018 net interest income increased 58% to $67.6 million compared to $42.7 million for the third quarter of 2017.   On a tax-equivalent basis, net interest income for the third quarter of 2018 was $68.8 million compared to $44.6 million for the third quarter of 2017, an increase of 54%. The increase in net interest income is the result of the WashingtonFirst acquisition and, to a lesser degree, the Company’s organic loan growth during the period coupled with the effect of rising interest rates over the previous twelve months. A following table provides an analysis of net interest income performance that reflects a net interest margin that was 3.71% for the third quarter of 2018 compared to 3.54% for the third quarter of 2017.  The current quarter’s margin included $2.0 million in recovered interest income from a previously acquired credit impaired loan.  Excluding this amount, the net interest margin for the current quarter was 3.60%.  Amortization of the fair value adjustments to both interest-earning assets and interest-bearing liabilities directly attributable to the acquisition, excluding the impact of the recovery on the credit impaired loan, had a 7 basis point positive effect on net interest margin for the current period. This favorable margin impact was offset by approximately 5 basis points as a result of the impact that the recent reduction in the tax rate had on tax-advantaged investments. The impact of the amortization of the fair value adjustments on net interest income for the current quarter is presented in the following table:

For the Three Months Ended September 30, 2018
(In thousands)
Net Interest Income Excluding Purchase Accounting Adjustments:
Net Interest Income	$67,591
Accretion of fair value adjustment on pools of homogeneous loans	(690)
Accretion of loan fair value adjustment on purchased credit impaired loans	(222)
Settlements of purchased credit impaired loans	(2,000)
Accretion of fair value adjustment on certificates of deposits	(436)
Accretion of fair value adjustment on subordinated debentures	(35)
Net Interest Income Excluding Purchase Accounting Adjustments	$64,208

The following table provides trend information for the interest rate margin excluding all fair value adjustments from net interest income for all quarters presented:

	Q3 2018	Q2 2018	Q1 2018	Q4 2017
Interest income/earning assets	4.46%	4.29%	4.21%	4.13%
Interest expense/earning assets	0.93%	0.85%	0.75%	0.56%
Net interest margin	3.53%	3.44%	3.46%	3.57%

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended September 30,
		2018			2017
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,122,946	$10,485	3.73%	$880,782	$7,772	3.53%
Residential construction loans	215,578	2,160	3.98	172,921	1,641	3.77
Total mortgage loans	1,338,524	12,645	3.77	1,053,703	9,413	3.57
Commercial AD&C loans	632,354	9,185	5.76	291,569	3,705	5.04
Commercial investor real estate loans	1,905,427	25,735	5.36	1,090,641	12,279	4.47
Commercial owner occupied real estate loans	1,190,865	14,484	4.83	808,802	9,492	4.66
Commercial business loans	700,791	9,196	5.21	459,779	5,252	4.53
Total commercial loans	4,429,437	58,600	5.25	2,650,791	30,728	4.60
Consumer loans	524,605	6,011	4.59	457,526	4,395	3.84
Total loans (2)	6,292,566	77,256	4.88	4,162,020	44,536	4.25
Loans held for sale	29,939	336	4.49	7,093	119	6.69
Taxable securities	720,317	5,342	2.97	512,420	3,531	2.76
Tax-exempt securities (3)	276,048	2,442	3.54	300,759	3,175	4.22
Total investment securities	996,365	7,784	3.12	813,179	6,706	3.30
Interest-bearing deposits with banks	51,683	211	1.62	34,007	108	1.26
Federal funds sold	1,983	8	1.58	2,834	8	1.16
Total interest-earning assets	7,372,536	85,595	4.61	5,019,133	51,477	4.08

Less: allowance for loan losses	(49,194)			(45,546)
Cash and due from banks	64,653			48,221
Premises and equipment, net	62,452			53,938
Other assets	536,078			221,622
Total assets	$7,986,525			$5,297,368

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$703,905	231	0.13%	$615,250	135	0.09%
Regular savings deposits	347,299	93	0.11	326,827	57	0.07
Money market savings deposits	1,625,481	5,330	1.30	1,002,779	1,479	0.59
Time deposits	1,284,376	5,119	1.58	678,331	2,030	1.19
Total interest-bearing deposits	3,961,061	10,773	1.08	2,623,187	3,701	0.56
Other borrowings	188,133	383	0.81	133,145	83	0.25
Advances from FHLB	890,040	5,141	2.29	650,947	3,108	1.89
Subordinated debentures	37,483	486	5.19	-	-	-
Total interest-bearing liabilities	5,076,717	16,783	1.31	3,407,279	6,892	0.80

Noninterest-bearing demand deposits	1,822,931			1,293,470
Other liabilities	56,710			39,337
Stockholders' equity	1,030,167			557,282
Total liabilities and stockholders' equity	$7,986,525			$5,297,368

Net interest income and spread		68,812	3.30%		45,585	3.28%
Less: tax-equivalent adjustment		1,221			1,888
Net interest income		$67,591			$42,697

Interest income/earning assets			4.61%			4.08%
Interest expense/earning assets			0.90			0.54
Net interest margin			3.71%			3.54%

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

Interest Income

The Company's total tax-equivalent interest income increased 66% for the third quarter of 2018 compared to the prior year quarter. The previous table reflects the growth in the various categories of interest-earning assets due primarily to the WashingtonFirst acquisition and, to a lesser degree, organic loan growth during the previous twelve months.

The average balance of the loan portfolio increased 51% for the third quarter of 2018 compared to the prior year period. A significant amount of this growth was concentrated in the commercial real estate loan portfolios. The yield on average loans increased by 63 basis points compared to the prior year quarter. Excluding the interest recovery noted during the quarter, the increase in the average loan yield was 49 basis points.   The average yield on total investment securities decreased 18 basis points while the average balance of the investment portfolio increased 23% for the third quarter of 2018 compared to the third quarter of 2017. The decrease in the yield on investments was driven by the impact on tax-exempt securities of the recently enacted tax legislation.  The reduction in corporate income tax rates resulted in the 68 basis point decline in the tax-equivalent yield on these investments while the average size of the tax exempt portfolio declined 8% from period to period.  The increase in the yield on loans net of the negative impact of the decline in the yield on the investment portfolio resulted in the 53 basis point rise in the yield on interest-earning assets from period to period. The net increase in the yield on interest-earning assets was 42 basis points excluding the aforementioned interest recovery.

Interest Expense

Interest expense increased 144% in the third quarter of 2018 compared to the third quarter of 2017. The majority of the increase from period to period was mainly attributable to the acquired balances coupled with rates that were either increased or, due to pre-existing rates structures, maintained on various categories of deposits to perpetuate deposit relationships and provide funding for loan growth.  The cost of interest-bearing deposits increased due predominantly to the 62% growth in money market and 89% growth in time deposit average balances coupled with the substantial increase in money market and time deposit rates.  Money market rates were directly affected by changes in certain pricing indices in addition to the maintenance of the pricing structure associated with the money market accounts acquired from WashingtonFirst. Additionally, the amount of average borrowings grew 42% from period to period as the average rate paid increased 53 basis points.  The overall impact was an increase of 51 basis points in the rate paid on interest-bearing liabilities in the third quarter of 2018 compared to third quarter of 2017.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2018/2017	2018/2017
(Dollars in thousands)	2018	2017	$ Change	% Change
Securities gains	$82	$-	$82	n.m.	%
Service charges on deposit accounts	2,316	2,140	176	8.2
Mortgage banking activities	1,672	632	1,040	164.6
Wealth management income	5,344	4,864	480	9.9
Insurance agency commissions	2,016	1,950	66	3.4
Income from bank owned life insurance	663	609	54	8.9
Bank card fees	1,436	1,211	225	18.6
Other income	1,504	1,340	164	12.2
Total non-interest income	$15,033	$12,746	$2,287	17.9

Total non-interest income was $15.0 million for the third quarter of 2018 compared to $12.7 million for the third quarter of 2017, an increase of 18%.   This increase was driven by income from mortgage banking activities, and to a lesser extent, wealth management and bank card fees.  Further detail by type of non-interest income follows:

•        Income from mortgage banking activities increased by $1.0 million in the third quarter of 2018 as compared to the third quarter of 2017.  The increase in mortgage banking activities is attributable to the increased origination volume associated with the mortgage lending operations acquired as part of the acquisition.

•        Wealth management income increased 10% in the third quarter of 2018 as compared to the third quarter of 2017.  Revenue from wealth management is comprised of income from trust and estate services and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Investment management fees in West Financial Services increased 18% for the third quarter of 2018 compared to the same period of 2017, also due to an increase in assets under management.  Overall total assets under management increased to $3.0 billion at September 30, 2018 compared to $2.7 billion at September 30, 2017 due to positive market movements and additions from new and existing clients.

•        Bank card income grew 19% in the third quarter of 2018 compared to the third quarter of 2017 as transaction volume increased from the prior year.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2018/2017	2018/2017
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$24,488	$18,442	$6,046	32.8%
Occupancy expense of premises	4,355	3,294	1,061	32.2
Equipment expenses	2,441	1,722	719	41.8
Marketing	770	784	(14)	(1.8)
Outside data services	1,736	1,286	450	35.0
FDIC insurance	1,257	850	407	47.9
Amortization of intangible assets	540	25	515	n.m.
Merger expenses	580	345	235	68.1
Professional fees	1,351	1,053	298	28.3
Other real estate owned	36	4	32	n.m.
Other expense	4,839	3,386	1,453	42.9
Total non-interest expense	$42,393	$31,191	$11,202	35.9

Non-interest expenses totaled $42.4 million in the third quarter of 2018 compared to $31.2 million in the third quarter of 2017, an increase of 36%.  The current quarter included $0.6 million in merger costs compared to $0.3 million in the prior year quarter.  Exclusive of these expenses, non-interest expense increased 36%.  Further detail by category of non-interest expense follows:

  Salaries and employee benefits, the largest component of non-interest expenses, increased 33% in the third quarter of 2018 due to the increase in the average number of full-time equivalent employees, which increased to 921 in the third quarter of 2018 compared to 725 in the third quarter of 2017 as a direct result of the WashingtonFirst acquisition.
  Occupancy and equipment expenses for the quarter increased 35% compared to the prior year quarter due to the addition of acquired branches and business offices.
  FDIC insurance expense increased 48% due to the higher asset assessment base.
  Outside data service expense has grown 35% driven by transaction-based services offered by the Bank
  Merger expenses are the direct result of costs associated with the Washington First acquisition.  The majority of the quarterly expenses represented the costs associated with the finalization of various integration initiatives.
  Other non-interest expenses increased 40% in the third quarter of 2018 compared to the third quarter of 2017 primarily due to increases in communications expense, professional fees and franchise taxes.

Income Taxes

The Company had income tax expense of $9.1 million in the third quarter of 2018, compared to income tax expense of $8.2 million in the third quarter of 2017. The resultant effective tax rate was 23.8% for the third quarter of 2018 compared to 35.3% for the third quarter of 2017.  The recently enacted tax legislation resulted in the significant tax rate reduction. The rate reduction provides a net income benefit in the current quarter and will continue to benefit future periods.

Operating Expense Performance

Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management.  The ratio expresses the level of non-interest expenses as a percentage of total revenue (net interest income plus total non-interest income).  Lower ratios indicate improved productivity.

Non-GAAP Financial Measures

The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio in the third quarter of 2018 improved compared to the third quarter of 2017, notwithstanding that merger expenses were included in non-interest expenses, due to the significant growth in net interest income. The exclusion of merger expenses, in addition to the traditional exclusions, resulted in a significant improvement in the non-GAAP efficiency ratio in the current period compared to the prior year period.

In addition, the Company uses pre-tax, pre-provision income, excluding merger expenses, as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding the provision for loan losses, merger expenses and the provision for income taxes back to net income. This metric increased in the third quarter of 2018 compared to the third quarter of 2017 primarily due to an increase in net interest income.

	Three Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Pre-tax pre-provision income:
Net income	$29,234	$15,089
Plus non-GAAP adjustments:
Merger expenses	580	345
Income taxes	9,107	8,229
Provision for loan losses	1,890	934
Pre-tax pre-provision income	$40,811	$24,597

Efficiency ratio - GAAP basis:
Non-interest expense	$42,393	$31,191

Net interest income plus non-interest income	$82,624	$55,443

Efficiency ratio - GAAP basis	51.31%	56.26%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$42,393	$31,191
Less non-GAAP adjustments:
Amortization of intangible assets	540	25
Merger expenses	580	345
Non-interest expenses - as adjusted	$41,273	$30,821

Net interest income plus non-interest income	$82,624	$55,443
Plus non-GAAP adjustment:
Tax-equivalent income	1,221	1,888
Less non-GAAP adjustment:
Securities gains	82	-
Net interest income plus non-interest income - as adjusted	$83,763	$57,331

Efficiency ratio - Non-GAAP basis	49.27%	53.76%

Supplemental Non-GAAP Performance Measurements:
Net income - GAAP	$29,234	$15,089
Plus non-GAAP adjustment:
Merger expenses - net of tax	428	207
Less non-GAAP adjustment:
Accretion of acquisition fair value marks - net of tax	2,499	17
Net income - Non-GAAP	$27,163	$15,279

Diluted net income per share - Non-GAAP	$0.76	$0.63
Return on average assets - Non-GAAP	1.35%	1.14%
Return on average common equity - Non-GAAP	10.46%	10.88%

FINANCIAL CONDITION

The Company's total assets were $8.0 billion at September 30, 2018, an increase of $2.6 billion or 48% compared to December 31, 2017. The increase was primarily due to the acquisition of WashingtonFirst that was completed on January 1, 2018.  At the acquisition date, WashingtonFirst had assets of $2.1 billion, loans of $1.7 billion and deposits of $1.6 billion.   Post-acquisition asset growth has been primarily the result of net loan growth in the first nine months of 2018.

Analysis of Loans

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	September 30, 2018		December 31, 2017		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Residential real estate:
Residential mortgage	$1,181,427	18.4%	$921,435	21.4%	$259,992	28.2%
Residential construction	188,779	3.0	176,687	4.1	12,092	6.8
Commercial real estate:
Commercial owner occupied real estate	1,201,673	18.8	857,196	19.9	344,477	40.2
Commercial investor real estate	1,924,397	30.1	1,112,710	25.8	811,687	72.9
Commercial AD&C	631,589	9.9	292,443	6.8	339,146	116.0
Commercial business	738,083	11.6	497,948	11.5	240,135	48.2
Consumer	523,011	8.2	455,829	10.5	67,182	14.7
Total loans	$6,388,959	100.0%	$4,314,248	100.0%	$2,074,711	48.1

Total loans, excluding loans held for sale, increased 48% at September 30, 2018 compared to December 31, 2017. The commercial loan portfolio increased 63% during the period driven by an increase in each category of commercial loans.  The mortgage and consumer loan portfolios also reflect significant growth.  The vast majority of the increase in these individual portfolios was due to the WashingtonFirst acquisition. Post-acquisition loan growth was 6% through September 30, 2018.  The composition of the acquired loan portfolio was comparable to the Company’s and did not cause a significant redistribution of the Company’s pre-acquisition portfolio.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	September 30, 2018		December 31, 2017		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Investments available-for-sale:
U.S. treasuries and government agencies	$239,456	24.1%	$106,568	13.8%	$132,888	124.7%
State and municipal	296,506	29.9	312,253	40.3	(15,747)	(5.0)
Mortgage-backed	380,631	38.3	300,040	38.7	80,591	26.9
Corporate debt	9,252	0.9	9,432	1.2	(180)	(1.9)
Trust preferred	310	-	1,002	0.1	(692)	(69.1)
Marketable equity securities	568	0.1	212	-	356	167.9
Total available-for-sale securities	926,723	93.3	729,507	94.1	197,216	27.0

Investments held-to-maturity and other equity:
Other equity securities	66,074	6.7	45,518	5.9	20,556	45.2
Total held-to-maturity and other equity	66,074	6.7	45,518	5.9	20,556	45.2
Total securities	$992,797	100.0%	$775,025	100.0%	$217,772	28.1

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. As a result of the acquisition, the portfolio increased 28% at September 30, 2018 compared to December 31, 2017.  An effect of this growth was a shift in the allocation of the portfolio to a greater proportion being placed in U.S. treasuries and government agencies.  Recent tax legislation has had an impact on the tax advantages associated with earnings streams from state and municipal securities.  The Company intends to continue to retain a significant portion of the portfolio in these securities.

The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the liquidity necessary to meet loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.  The duration of the portfolio was 3.8 years at September 30, 2018 and 3.7 years at December 31, 2017. This increase in the duration is attributable to the rising interest rate environment.

Other Earning Assets

Residential mortgage loans held for sale were $32 million at September 30, 2018 compared to $10 million at December 31, 2017 due to higher origination volumes associated with the WashingtonFirst acquisition and, to a lesser extent, the timing of loan sales on the amounts held for sale at quarter end.  The aggregate of federal funds sold and interest-bearing deposits with banks decreased by $42 million at September 30, 2018 compared to December 31, 2017 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	September 30, 2018		December 31, 2017		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$1,902,537	32.3%	$1,264,392	31.9%	$638,145	50.5%
Interest-bearing deposits:
Demand	679,856	11.5	658,716	16.6	21,140	3.2
Money market savings	1,615,492	27.4	1,030,432	26.0	585,060	56.8
Regular savings	340,794	5.8	321,171	8.1	19,623	6.1
Time deposits of less than $100,000	426,545	7.2	293,201	7.4	133,344	45.5
Time deposits of $100,000 or more	933,170	15.8	395,750	10.0	537,420	135.8
Total interest-bearing deposits	3,995,857	67.7	2,699,270	68.1	1,296,587	48.0
Total deposits	$5,898,394	100.0%	$3,963,662	100.0%	$1,934,732	48.8

Deposits and Borrowings

Total deposits increased $1.9 billion or 49% at September 30, 2018 compared to December 31, 2017. This increase was due primarily from deposits acquired with the WashingtonFirst transaction.  Total deposits have experienced post-acquisition growth of 6%, primarily in non-interest-bearing demand deposit accounts, which have grown 13% subsequent to the acquisition.  The relative composition of the deposit portfolio was not significantly altered by the acquisition.  Interest-bearing deposits represented 68% of deposits with the remaining 32% in noninterest-bearing balances at September 30, 2018.  This proportion has not changed when compared to the balances at December 31, 2017. Total borrowings increased 18% at September 30, 2018 compared to December 31, 2017 primarily in advances from the FHLB and the subordinated debentures of $37 million as a result of the acquisition.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $1.0 billion at September 30, 2018 compared to $564 million at December 31, 2017.   The growth in stockholders’ equity was the result of the $447 million in equity issued in connection with the WashingtonFirst acquisition in addition to net income during the period exceeding the payment of dividends.  The ratio of average equity to average assets was 12.85% for the nine months ended September 30, 2018, as compared to 10.50% for the first nine months of 2017.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	September 30, 2018	December 31, 2017	Requirements
Total capital to risk-weighted assets	12.38%	11.85%	8.00%

Tier 1 capital to risk-weighted assets	11.18%	10.84%	6.00%

Common equity tier 1 capital	11.02%	10.84%	4.50%

Tier 1 leverage	9.46%	9.24%	4.00%

As of September 30, 2018, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible common equity totaled $711 million at September 30, 2018, compared to $484 million at December 31, 2017. At September 30, 2018, the ratio of tangible common equity to tangible assets has increased to 9.26% compared to 9.04% at December 31, 2017.  The initial impact on tangible common equity of the growth in intangible assets associated with the WashingtonFirst acquisition has been substantially offset during 2018 by increased net earnings.

A reconciliation of the non-GAAP ratio of tangible equity to tangible assets and tangible book value per share are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	September 30, 2018	December 31, 2017
Tangible common equity ratio:
Total stockholders' equity	$1,042,716	$563,816
Accumulated other comprehensive loss	24,420	6,857
Goodwill	(345,422)	(85,768)
Other intangible assets, net	(10,327)	(580)
Tangible common equity	$711,387	$484,325

Total assets	$8,034,565	$5,446,675
Goodwill	(345,422)	(85,768)
Other intangible assets, net	(10,327)	(580)
Tangible assets	$7,678,816	$5,360,327

Tangible common equity ratio	9.26%	9.04%

Tangible book value per share	$20.03	$20.18

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

Total non-performing loans increased to $33.3 million at September 30, 2018 or 0.52% of total loans compared to $29.3 million or 0.68% of total loans at December 31, 2017. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level.

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was $5.6 million in the first nine months of 2018 compared to $2.5 million in the first nine months of 2017.   The increase in the provision in the first nine months of 2018 reflects the impact of organic loan production and the impact of acquired loans being refinanced as they reached maturity under the original lending arrangements and ceased to be accounted for as acquired loans.

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

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. The Company sold $60.0 million of loans on a servicing-retained basis during the first nine months of 2018. The gain on this transaction was insignificant.  The servicing asset associated with these sales was $0.5 million. Income earned by the Company on its loan servicing rights, which is derived primarily from contractually specified servicing fees and other ancillary fees, is not significant.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. At September 30, 2018 and December 31, 2017, the amortized cost of the Company's mortgage loan servicing rights was $1.1 million and $0.7 million, respectively. The Company did not incur any impairment losses during the current period.

Allowance for Loan Losses

During the third quarter of 2018, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.

At September 30, 2018, total non-performing loans, excluding credit deteriorated loans from acquisitions, were $33.3 million, or 0.52% of total loans, compared to $29.3 million, or 0.68% of total loans, at December 31, 2017.  This decline in the ratio was due to the increase in the size of the loan portfolio.  Non-performing loans include accruing loans 90 days or more past due and restrucutred loans, but exclude acquired non-performing loans.  The allowance represented 151% of non-performing loans at September 30, 2018 as compared to 154% at December 31, 2017. The allowance for loan losses as a percent of total loans was 0.79% at September 30, 2018 as compared to 1.05% at December 31, 2017.

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

The balance of impaired loans was $18.3 million, with specific allowances of $4.2 million against those loans at September 30, 2018, as compared to $20.8 million with specific allowances of $4.0 million, at December 31, 2017.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 88% of total loans at September 30, 2018 and 77% of total loans at December 31, 2017.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2018	December 31, 2017
Balance, January 1	$45,257	$44,067
Provision for loan losses	5,620	2,977
Loan charge-offs:
Residential real estate:
Residential mortgage	(25)	(87)
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	-	(248)
Commercial AD&C	-	-
Commercial business	(437)	(1,538)
Consumer	(541)	(693)
Total charge-offs	(1,003)	(2,566)
Loan recoveries:
Residential real estate:
Residential mortgage	45	150
Residential construction	13	26
Commercial real estate:
Commercial investor	65	101
Commercial owner occupied	-	-
Commercial AD&C	62	103
Commercial business	237	94
Consumer	113	305
Total recoveries	535	779
Net charge-offs	(468)	(1,787)
Balance, period end	$50,409	$45,257

Net charge-offs to average loans	0.01%	0.04%
Allowance for loan losses to loans	0.79%	1.05%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Non-accrual loans:
Residential real estate:
Residential mortgage	$9,134	$7,196
Residential construction	163	177
Commercial real estate:
Commercial investor	5,861	5,575
Commercial owner occupied	3,352	3,582
Commercial AD&C	136	136
Commercial business	6,352	6,703
Consumer	4,098	2,967
Total non-accrual loans	29,096	26,336

Loans 90 days past due
Residential real estate:
Residential mortgage	-	225
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	13	-
Commercial AD&C	1,261	-
Commercial business	150	-
Consumer	563	-
Total 90 days past due loans	1,987	225

Restructured loans (accruing)	2,224	2,788
Total non-performing loans	33,307	29,349
Other real estate owned, net	2,118	2,253
Total non-performing assets	$35,425	$31,602

Non-performing loans to total loans	0.52%	0.68%
Non-performing assets to total assets	0.44%	0.58%
Allowance for loan to non-performing loans	151.35%	154.20%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2018	6.94%	5.61%	4.44%	2.42%	(2.44%)	(3.72%)	N/A	N/A
December 31, 2017	(7.36%)	(4.93%)	(2.82%)	(1.13%)	(2.24%)	N/A	N/A	N/A

As shown above, the overall net interest income at risk improved from December 31, 2017. There was improvement in every interest rate change scenario with the exception of the down 100 basis point measure.   All measures remained well within prescribed policy limits.  The significant improvement in the risk position from December 31, 2017 to September 30, 2018 was driven by the reduction in the assumed sensitivity of the Bank’s premier money market product to interest rate changes.  Durations of loans and deposits lengthened while securities and borrowing experience shortened durations.  Loan duration grew due to the impact of fixed loans in the loan portfolio while deposit duration grew due to the impact of a reduced decay rate.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2018	(5.88%)	(3.42%)	(1.03%)	(0.22%)	(1.36%)	(2.37%)	N/A	N/A
December 31, 2017	(21.09%)	(14.75%)	(8.58%)	(3.39%)	(0.98%)	N/A	N/A	N/A

Overall, the measure of the economic value of equity (“EVE”) at risk decreased from December 31, 2017 to September 30, 2018.  There was improvement in every interest rate change scenario with the exception of the down 100 basis point measure. The primary driver of the improvement in the EVE risk position was a result that higher market interest rates had on deposit decay assumptions which had the effect of lengthening the durations on core deposits. The risk position also benefited from the decreased assumed sensitivity of the bank’s premier money market deposits to changes in market rates.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2018.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 67% of total interest-earning assets at September 30, 2018. In addition, loan payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of September 30, 2018, show short-term investments exceeding short-term borrowings by $88 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $2.1 billion, all of which was available for borrowing based on pledged collateral, with $0.9 billion borrowed against it as of September 30, 2018. The line of credit at the Federal Reserve totaled $372 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2018.  Additionally, at September 30, 2018, the Company has the approved capacity to borrow up to $450 million in federal funds.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $75 million at September 30, 2018, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of September 30, 2018. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2018.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of September 30, 2018, the Bank could have declared a dividend of $79 million to Bancorp. At September 30, 2018, Bancorp had liquid assets of $24 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Commercial real estate development and construction	$509,729	$390,646
Residential real estate-development and construction	135,954	130,751
Real estate-residential mortgage	44,381	18,238
Lines of credit, principally home equity and business lines	1,299,091	1,044,949
Standby letters of credit	60,813	62,937
Total commitments to extend credit and available credit lines	$2,049,968	$1,647,521

Commitments to extend credit are agreements to provide financing to a customer with the provision that there are no violations of any condition established in the agreement.  Commitments generally have interest rates determined by current market rates, expirations dates or other termination clauses and may require payment of a fee.  Lines of credit typically represent unused portions of lines of credit that were provided and remain available as long as customers comply with the requisite contractual conditions.  Commitments to extend credit are evaluated on a case by case basis periodically. Many of the commitments are expected to expire without being drawn upon.  It is highly unlikely that all customers would draw on their lines of credit in full at any time and, therefore, the total commitment amount or line of credit amounts do not necessarily represent future cash requirements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

               Exhibit 31(a)                      Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

               Exhibit 31(b)                      Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

               Exhibit 32(a)                      Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                      Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

               Exhibit 101                         The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: November 9, 2018

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: November  9, 2018