Form 10-K
period 2018-12-31
SANDY SPRING BANCORP INC
filed 2019-02-22
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit such files).       [X] Yes  [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]  Accelerated filer  [  ]  Non-accelerated filer [  ]  Smaller reporting company [  ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X]  No

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $1.43 billion, based on the closing sales price of $41.01 per share of the registrant's Common Stock on that date.

The number of outstanding shares of common stock outstanding as of February 19, 2019.

Common stock, $1.00 par value – 35,544,551 shares

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2019 (the "Proxy Statement").

* The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC.
Table of Contents
Forward-Looking Statements...............................................................................................................................................	3
PART I.
Item 1. Business.................................................................................................................................................................	4
Item 1A. Risk Factors..........................................................................................................................................................	14
Item 1B. Unresolved Staff Comments....................................................................................................................................	26
Item 2. Properties...............................................................................................................................................................	26
Item 3. Legal Proceedings....................................................................................................................................................	26
Item 4. Mine Safety Disclosures...........................................................................................................................................	26

PART II.
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...........	26
Item 6. Selected Financial Data............................................................................................................................................	29
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations...............................................	30
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......................................................................................	59
Item 8. Financial Statements and Supplementary Data.............................................................................................................	60
Reports of Independent Registered Public Accounting Firm.........................................................................................	61
Consolidated Financial Statements............................................................................................................................	63
Notes to the Consolidated Financial Statements..........................................................................................................	68
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..............................................	117
Item 9A. Controls and Procedures........................................................................................................................................	117
Item 9B. Other Information..................................................................................................................................................	118

PART III.
Item 10. Directors, Executive Officers and Corporate Governance...........................................................................................	118
Item 11. Executive Compensation........................................................................................................................................	118
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..............................	118
Item 13. Certain Relationships and Related Transactions and Director Independence.................................................................	118
Item 14. Principal Accounting Fees and Services....................................................................................................................	118

PART IV.
Item 15. Exhibits, Financial Statement Schedules...................................................................................................................	118
Item 16. Form 10-K Summary..............................................................................................................................................	122
Signatures.........................................................................................................................................................................	123

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

•       failure of the Administration and Congress to agree on spending priorities, which may result in temporary shutdowns of non-essential federal functions, adversely affecting the regional economy;

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

PART I

Item 1.  BUSINESS

General

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. Sandy Spring Bank traces its origin to 1868, making it among the oldest banking institutions in the region. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 55 community offices and 6 financial centers located in Central Maryland, Northern Virginia, and Washington D. C as of December 31, 2018. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and their other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area.  Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank offers a comprehensive menu of insurance and investment management services.  On January 1, 2018, the Company completed its acquisition of WashingtonFirst Bankshares, Inc. (“WashingtonFirst”), the parent company for WashingtonFirst Bank, in a transaction valued at $447 million. WashingtonFirst was headquartered in Reston, Virginia, and had assets of $2.1 billion, loans of $1.7 billion and deposits of $1.6 billion as of December 31, 2017. The results of operations from the acquisition are included in the Company’s consolidated results of operations for 2018.

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

Market and Economic Overview

Sandy Spring Bank is headquartered in Montgomery County, Maryland and conducts business primarily in Central Maryland, Northern Virginia and Washington D.C.  The Bank’s business footprint serves Greater Washington, which includes the District of Columbia proper, Northern Virginia and suburban Maryland, one of the country’s most economically successful regions. The region’s economic strength is due to the region’s significant federal government presence and the strong growth in the business and professional services sector. The proximity to numerous armed forces installations in Maryland, including the United States Cyber Command in Ft. Meade, Maryland, together with a strategic location between two of the country’s leading ports –  the Port of Baltimore and the Port of Norfolk - its proximity to numerous interstates and railways have provided opportunities for growth in a variety of areas, including logistics and transportation.

The region’s unemployment rate has remained below the national average for the last several years. This low unemployment is due primarily to the region’s highly trained and educated workforce. According to the U.S. Census Bureau, the region is home to six of the top ten most highly educated counties in the nation and five of the top ten most affluent counties, as measured by household income. The Company’s geographical location provides access to key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor.

The local economy that the Company operates in continued to strengthen and expand throughout 2018.  While the economic improvement has resulted in many positive economic trends such as lower unemployment, high consumer confidence, increased housing starts and steady housing prices, these have been tempered by concerns such as the lack of wage growth, low inflation levels, the strength of the dollar and temporary government shutdowns.  Volatility in global economic markets, domestic political issues and various episodes of geo-political unrest continue to cause a degree of uncertainty in the financial markets.  Additionally, interest rate increases during 2018 have affected confidence among individual consumers and small and mid-sized businesses.   Management continues to be encouraged by the overall strength of the current economic environment and the prospects for continued growth of the Company.

Loan Products

The Company currently offers a complete menu of loan products primarily in the Company’s identified market footprint that are discussed in detail below and on the following pages.  These following sections should be read in conjunction with the section “Credit Risk” on page 49 of this report.

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

Commercial Loans

Included in this category are commercial real estate loans, commercial construction loans and other commercial loans. The Company’s commercial loan clients represent a diverse cross-section of small to mid-size local businesses within the Company’s market footprint, whose owners and employees are often established Bank customers. Such banking relationships are a natural business for the Company, with its long-standing community roots and extensive experience in serving and lending to this market segment.

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

Included in commercial loans are credits directly originated by the Company and, to a lesser extent, syndicated transactions or loan participations that are originated by other lenders. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender.  Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $100.0 million in the aggregate. At December 31, 2018, the Company had no outstanding SNC purchases or SNC sold.

The Company sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. The Company also purchases whole loans and loan participations as part of its asset/liability management strategy. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2018, other financial institutions had $71.8 million in outstanding commercial and commercial real estate loan participations sold by the Company. In addition, the Company had $54.0 million in outstanding commercial and commercial real estate loan participations purchased from other lenders.

The Company's commercial real estate loans consist of both loans secured by owner occupied properties and non-owner occupied properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. The commercial real estate categories contain mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Commercial real estate loans secured by owner-occupied properties are based upon the borrower’s financial condition and the ability of the borrower and the business to repay. The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective. Interest rate risks are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than three years.  While loan amortizations may be approved for up to 300 months, each loan generally has a call provision (maturity date) of five to ten years or less.

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

The Company also originates commercial business loans. Commercial term loans are made to provide funds for equipment and general corporate needs.  This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months.  The Company generally requires a first lien position on all collateral and requires guarantees from owners having at least a 10% interest in the involved business.  Interest rates on commercial term loans are generally floating or fixed for a term not to exceed five years.  Management monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial business loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors.  Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually depending on the degree to which the Company desires information resources for monitoring a borrower’s financial condition and compliance with loan covenants.  Examples of properly margined collateral for loans, as required by bank policy, would be a 75% advance on the lesser of appraisal or recent sales price on commercial property, an 80% or less advance on eligible receivables, a 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees.  Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager. Whenever appropriate and available, the Bank seeks governmental loan guarantees, such as the Small Business Administration loan programs, to reduce risks.

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

The home equity category consists mainly of revolving lines of credit to consumers that are secured by residential real estate. Home equity lines of credit and other home equity loans are originated by the Company for typically up to 85% of the appraised value, less the amount of any existing prior liens on the property. While home equity loans have maximum terms of up to twenty years and interest rates are generally fixed, home equity lines of credit have maximum terms of up to ten years for draws and thirty years for repayment, and interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). Purchase money second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. These loans generally carry a fixed rate of interest for a term of 15 or 20 years. ARM loans have a 30 year amortization period with a fixed rate of interest for the first five, seven or ten years, re-pricing annually thereafter at a predetermined spread to LIBOR. Home equity lines are generally governed by the same lending policies and subject to the same credit risk as described for residential real estate loans.

Other consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles. These consumer loans are generally governed by the same overall lending policies as described for residential real estate loans. Credit risk for consumer loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.

Consumer installment loans are generally offered for terms of up to six years at fixed interest rates.  Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Company also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. The majority of outstanding unsecured loans usually do not exceed $50 thousand and have a term of no longer than 36 months.

Deposit Activities

Subject to the Company’s Asset/Liability Committee (the “ALCO”) policies and current business plan, the Treasury function works closely with the Company’s retail deposit operations to accomplish the objectives of maintaining deposit market share within the Company’s primary markets and managing funding costs to preserve the net interest margin.

One of the Company’s primary objectives as a community bank is to develop long-term, multi-product customer relationships from its comprehensive menu of financial products. To that end, the lead product to develop such relationships is typically a deposit product. The Company intends to rely primarily on core deposit growth to fund long-term loan growth.

Treasury Activities

The Treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds and long-term debt, and is responsible for all facets of interest rate risk management for the Company, which includes the pricing of deposits consistent with conservative interest rate risk and liquidity practices. Management’s objective is to achieve the maximum level of consistent earnings over the long term, while minimizing interest rate risk, credit risk and liquidity risk and optimizing capital utilization. In managing the investment portfolio under its stated objectives, the Company invests primarily in U.S. Treasury and Agency securities, U.S Agency mortgage-backed and asset-backed securities (“MBS”), U.S. Agency Collateralized Mortgage Obligations (“CMO”), municipal bonds and, to a minimal extent, trust preferred securities and corporate bonds. Treasury strategies and activities are overseen by the Risk Committee of the board of directors, ALCO and the Company’s Investment Committee, which reviews all investment and funding transactions. The ALCO activities are summarized and reviewed quarterly with the Company’s board of directors.

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The overall average duration of 3.9 years of the investment portfolio together with the types of investments (97% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by secured lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve, and to a lesser extent, unsecured lines of credit with correspondent banks.

Borrowing Activities

Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased, FHLB borrowings, retail repurchase agreements and subordinated debentures. FHLB borrowings typically carry rates at varying spreads from the LIBOR rate or treasury yield curve for the equivalent term because they may be secured with investments or high quality loans. Federal funds purchased, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate.  The subordinated debentures were assumed as part of the WashingtonFirst acquisition and qualify for regulatory capital treatment.

The Company’s borrowing activities are achieved through the use of the previously mentioned lines of credit to address overnight and short-term funding needs, match-fund loan activity and, when opportunities are present, to lock in attractive rates due to market conditions.

Employees

The Company and its subsidiaries employed 932 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2018. None of the Company's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

Competition

The Bank's principal competitors for deposits are other financial institutions, including other banks, credit unions, and savings institutions located in the Bank’s primary market area of central Maryland, Northern Virginia and Washington D.C. Competition among these institutions is based primarily on interest rates and other terms offered, product offerings, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from mutual funds, U.S. Government securities, and private issuers of debt obligations and suppliers of other investment alternatives for depositors such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

The banking business in Central Maryland, Northern Virginia and Washington D.C. generally, and the Bank's primary service areas specifically, are highly competitive with respect to both loans and deposits. As noted above, the Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide-ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services, such as international banking, that are not offered directly by the Bank (but are available indirectly through correspondent institutions), and, by virtue of their larger total capitalization, such banks have substantially higher legal lending limits, which are based on bank capital, than does the Bank. The Bank can arrange loans in excess of its lending limit, or in excess of the level of risk it desires to take, by arranging participations with other banks.  The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies.

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

The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total average assets and capital to risk-weighted assets. See "Regulatory Capital Requirements."

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

The Federal Reserve has adopted regulations regarding capital adequacy, which require member banks to maintain specified minimum ratios of capital to total average assets and capital to risk-weighted assets. See "Regulatory Capital Requirements." Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See “Note 12 –Stockholders’ Equity” in the Notes to the Consolidated Financial Statements.

The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in their stock or other securities. These restrictions prevent the Company and the Bank's other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third parties. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank's capital and surplus and as to the Company and all other affiliates together to an aggregate of 20% of the Bank's capital and surplus. Certain exemptions to these limitations apply to extensions of credit and other transactions between the Bank and its subsidiaries. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

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

Sandy Spring Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates currently range from 1.5 to 30 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment.  Deposit insurance assessments are based on total assets less tangible equity.   The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Management cannot predict what insurance assessment rates will be in the future.

Regulatory Capital Requirements

The Federal Reserve establishes capital and leverage requirements for the Company and the Bank. Specifically, the Company and the Bank are subject to the following minimum capital requirements: (1) a common equity Tier 1 risk-based capital ratio of 4.5%; (2) a Tier 1 risk-based capital ratio of 6%; (3) a total risk-based capital ratio of 8%; and (4) a leverage ratio of 4%.

The Company’s Common Equity Tier 1 capital consists solely of common stock plus related surplus and retained earnings, adjusted for goodwill, intangible assets and the related deferred taxes. Additional Tier 1 capital may include other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock, if applicable. Capital rules also permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that previously qualified in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements.  Beginning January 2019, this buffer must consist solely of Tier 1 Common Equity and the buffer applies to all three measurements: Common Equity Tier 1, Tier 1 capital and total capital.

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

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  However, institutions are rated on their performance in meeting the needs of their communities.  Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.  The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of the community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions.  The CRA also requires that all institutions make public disclosure of their CRA ratings.  The Bank was assigned an “outstanding” rating as a result of its last CRA examination.

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

Executive Officers

The following listing sets forth the name, age (as of February 22, 2019), principal position and recent business experience of each executive officer:

R. Louis Caceres, 56, Executive Vice President of the Bank. Mr. Caceres was made Executive Vice President of the Bank in 2002.  Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Ronald E. Kuykendall, 66, became Executive Vice President, General Counsel and Secretary of the Company and the Bank in 2002.  Prior to that, Mr. Kuykendall was General Counsel and Secretary of the Company and Senior Vice President of the Bank.

Philip J. Mantua, CPA, 60, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004.  Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Ronda M. McDowell, 54, became an Executive Vice President and Chief Credit Officer of the Bank in 2013. Prior to that, Ms. McDowell served as a Senior Vice President, Loan Administration and Retail Senior Credit Officer of the Bank.

Joseph J. O'Brien, Jr., 55, became Executive Vice President and Chief Banking Officer on January 1, 2011.  Mr. O’Brien joined the Bank in July 2007 as Executive Vice President for Commercial Banking.

John D. Sadowski, 55, became Executive Vice President and Chief Information Officer of the Bank on February 1, 2011. Prior to that, Mr. Sadowski served as a Senior Vice President of the Bank.

Daniel J. Schrider, 54, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009.  Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

Kevin Slane, 59, became Executive Vice President and Chief Risk Officer of the Bank on May 1, 2018.  Prior to that, Mr. Slane was the Director of Enterprise Risk Management at Hancock Whitney Bank in the southeast United States.

Item 1A.  RISK FACTORS

Investing in the Company’s common stock involves risks, including the possibility that the value of the investment could fall substantially and that dividends or other distributions could be reduced or eliminated. Investors should carefully consider the following risk factors before making an investment decision regarding the Company’s stock. The risk factors may cause future earnings to be lower or the financial condition to be less favorable than expected, which could adversely affect the value of, and return on, an investment in the Company. In addition, other risks that the Company is not aware of, or which are not believed to be material, may cause earnings to be lower, or may deteriorate the financial condition of the Company. Consideration should also be given to the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into this Form 10-K.

Changes in U.S. or regional economic conditions could have an adverse effect on the Company’s business, financial condition or results of operations.

The Company’s business activities and earnings are affected by general business conditions in the United States and in the Company’s local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in the Company’s market area in particular.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits.  A return to elevated levels of unemployment, declines in the values of real estate, extended federal government shutdowns, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

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

The Company maintains an allowance for loan losses in an amount that is believed to be adequate to provide for probable losses inherent in the portfolio. The Company has a proactive program to monitor credit quality and to identify loans that may become non-performing; however, at any time there could be loans in the portfolio that may result in losses, but that have not been identified as non-performing or potential problem credits. There can be no assurance that the ability exists to identify all deteriorating credits prior to them becoming non-performing assets, or that the Company will have the ability to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, or as a result of assumptions by management in determining the allowance. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the adequacy of Company’s allowance for loan losses. These regulatory agencies may require an increase in the provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for loan losses could have a negative effect on the financial condition and results of operations of the Company.

The Company may not be able to adequately measure and limit its credit risk, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover the Company’s outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of the Company’s loans are made to small to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. The Company’s risk management practices, such as monitoring the concentration of loans within specific industries and credit approval practices, may not adequately reduce credit risk, and credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with the Company’s loan portfolio could lead to unexpected losses and have a material adverse effect on the Company’s business, financial condition and results of operations.

If non-performing assets increase, earnings will be adversely impacted.

At December 31, 2018, non-performing assets, which are comprised of non-accrual loans, 90 days past due loans, restructured accruing loans and other real estate owned, totaled $37.6 million, or 0.46% of total assets, compared to non-performing assets of $31.6 million, or 0.58% of total assets at December 31, 2017. Non-performing assets adversely affect net income in various ways. Interest income is not accrued on non-accrual loans or other real estate owned. The Company must record a reserve for probable losses on loans, which is established through a current period charge to the provision for loan losses, and from time to time must write-down the value of properties in the Company’s other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activities. Finally, if the estimate for the recorded allowance for loan losses proves to be incorrect and the allowance is inadequate, the allowance will have to be increased and, as a result, Company earnings would be adversely affected.  A downturn in the Company’s market areas could increase credit risk associated with the loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans.

The Company’s commercial real estate lending activities expose it to increased lending risks and related loan losses.

At December 31, 2018, the Company’s commercial real estate loan portfolio totaled $3.8 billion, or 58% of its total loan portfolio. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then the Company may not be able to recover the full contractual amount of principal and interest that the Company anticipated at the time it originated the loan, which could cause the Company to increase its provision for loan losses and would adversely affect the Company’s earnings and financial condition.

Imposition of limits by the bank regulators on commercial real estate lending activities could curtail the Company’s growth and adversely affect its earnings.

In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” referred to herein as the CRE Guidance. Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months.  Additionally, in December 2015, the federal banking regulators released a new statement on prudent risk management for commercial real estate lending, referred to herein as the 2015 Statement. In the 2015 Statement, the federal banking regulators, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward.  Taking into account this guidance, if the Federal Reserve, the Bank’s primary federal regulator, were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, for reasons noted above or otherwise, the Company’s earnings would be adversely affected.

At December 31, 2018, the Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans represented 343% of the Bank’s total risk-based capital and the growth in the CRE portfolio exceeded 50% over the preceding 36 months.  Management has established a CRE lending framework to monitor specific exposures and limits by types within the CRE portfolio and takes appropriate actions, as necessary.

The Company’s concentration of residential mortgage loans exposes it to increased lending risks.

At December 31, 2018, 19%, of the Company’s loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in central Maryland, Northern Virginia and Washington, D.C. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the housing market could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of the Company’s residential mortgages to be inadequately collateralized, which would expose the Company to a greater risk of loss if it seeks to recover on defaulted loans by selling the real estate collateral.

The Company may be subject to certain risks related to originating and selling mortgage loans.

When mortgage loans are sold, it is customary to make representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require the repurchase or substitution of mortgage loans in the event the Company breaches any of these representations or warranties. In addition, there may be a requirement to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. The Company receives a limited number of repurchase and indemnity demands from purchasers as a result of borrower fraud and early payment default of the borrower on mortgage loans. The Company has enhanced its underwriting policies and procedures; however, these steps may not be effective or reduce the risk associated with loans sold in the past. If repurchase and indemnity demands increase materially, the Company’s results of operations could be adversely affected.

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

Changes in market interest rates are affected by many factors beyond the Company’s control, including inflation, unemployment, money supply, international events, and events in world financial markets. The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2018, the Company’s interest rate sensitivity simulation model projected that net interest income would increase by 2.38% if interest rates immediately rose by 200 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that the Company will be able to successfully manage interest rate risk.

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

Effective liquidity management is essential for the operation of the Company’s business. The Company requires sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. The Company’s access to funding sources in amounts adequate to finance its activities on terms that are acceptable to the Company could be impaired by factors that affect the Company specifically or the financial services industry or economy generally. Core deposits and Federal Home Loan Bank advances are the Company’s primary source of funding. A significant decrease in core deposits, an inability to renew Federal Home Loan Bank advances, an inability to obtain alternative funding to core deposits or Federal Home Loan Bank advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on the Company’s business, financial condition and results of operations.

Impairment in the carrying value of goodwill could negatively impact the Company’s earnings.

At December 31, 2018, goodwill totaled $347.1 million.  Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination.  The estimated fair values of the acquired assets and assumed liabilities may be subject to refinement as additional information relative to closing date fair values becomes available and may result in adjustments to goodwill within the first 12 months following the closing date of the acquisition. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There could be a requirement to evaluate the recoverability of goodwill prior to the normal annual assessment if there is a disruption in the Company’s business, unexpected significant declines in operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would adversely affect the results of operations. A goodwill impairment charge does not adversely affect regulatory capital ratios or tangible capital. Based on an analysis, it was determined that the fair value of the Company’s reporting units exceeded the carrying value of their assets and liabilities and, therefore, goodwill was not considered to be impaired at December 31, 2018.

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

The market price for the Company’s common stock has fluctuated, ranging between $29.87 and $43.56 per share during the 12 months ended December 31, 2018. The overall market and the price of the Company’s common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:

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

The ability to pay dividends to shareholders largely depends on Sandy Spring Bancorp’s receipt of dividends from Sandy Spring Bank. The amount of dividends that Sandy Spring Bank may pay to Sandy Spring Bancorp is limited by federal laws and regulations. The ability of Sandy Spring Bank to pay dividends is also subject to its profitability, financial condition and cash flow requirements.  There is no assurance that Sandy Spring Bank will be able to pay dividends to Sandy Spring Bancorp in the future.  In addition, as a bank holding company, the Company’s ability to declare and pay dividends is dependent on federal regulatory considerations, including limits on dividends should the Company not maintain the required capital conservation buffer and guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. The Company may limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other uses.

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

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that could have an impact on the banking industry, borrowers and the market for single family residential and multifamily residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: lower limits on the deductibility of mortgage interest on single family residential mortgages; the elimination of interest deductions for home equity loans; a limitation on deductibility of business interest expense; and a limitation on the deductibility of property taxes and state and local income taxes. Such changes in the tax laws may have an adverse effect on the market for, and valuation of, single family residential properties and multifamily residential properties, and on the demand for such loans in the future. In addition, these changes may have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership or multifamily residential property ownership becomes less attractive, demand for mortgage loans would decrease. The value of the properties securing loans in the Company’s portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in the Company’s provision for loan losses, which would reduce its profitability and could materially adversely affect its business, financial condition and results of operations. Additionally, certain borrowers could become less able to service their debts as a result of higher tax obligations. These changes could adversely affect the Company’s business, financial condition and results of operations.

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

The implementation of a new accounting standard could require the Company to increase its allowance for loan losses and may have a material adverse effect on its financial condition and results of operations.

FASB has adopted a new accounting standard that will be effective for the Company’s first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which the Company expects could require it to increase its allowance for loan losses, and will likely greatly increase the data the Company would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect the Company’s business, financial condition and earnings. The Company’s business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that the Company maintains and in those maintained by third parties with whom the Company contracts to provide data services. The Company also maintains important internal company data such as personally identifiable information about its employees and information relating to its operations. The Company is subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, the Company’s business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on the Company’s ability to share nonpublic personal information about its customers with nonaffiliated third parties; (ii) requires that the Company provide certain disclosures to customers about its information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by the Company with nonaffiliated third parties (with certain exceptions); and (iii) requires that the Company develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on the Company’s size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various state and federal laws and regulations impose data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that the Company’s collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase costs.

Furthermore, the Company may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with the Company, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), the Company could be exposed to litigation or regulatory sanctions under personal information laws and regulations.  Concerns regarding the effectiveness of the Company’s measures to safeguard personal information, or even the perception that such measures are inadequate, could cause the Company to lose customers or potential customers for its products and services and thereby reduce its revenues.  Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject the Company to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage the Company’s reputation and otherwise adversely affect the Company’s business, financial condition and earnings.

The reliance of the Company on third-party vendors could expose it to additional cyber risk and liability.

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

Regulation of the financial services industry is intense, and the Company may be adversely affected by changes in laws and regulations.

The Company is subject to extensive government regulation, supervision and examination. Such regulation, supervision and examination govern the activities in which the Company may engage, and are intended primarily for the protection of the deposit insurance fund and the Bank’s depositors, rather than for stockholders.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation affecting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or CFPB, to implement consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008 and 2009. The Dodd-Frank Act has had and may continue to have a material impact on the Company’s operations, particularly through increased regulatory burden and compliance costs. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the EGRRCPA, became law. Among other things, the EGRRCPA changes certain regulatory requirements of the Dodd-Frank Act and includes provisions intended to relieve the regulatory burden on community banks. Any future legislative changes could have a material impact on the Company’s profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose the Company to additional costs, liabilities, enforcement action and reputational risk.

Federal regulatory agencies have the ability to take strong supervisory actions against financial institutions that have experienced increased loan production and losses and other underwriting weaknesses or have compliance weaknesses. These actions include entering into formal or informal written agreements and cease and desist orders that place certain limitations on their operations. If  the Company were to become subject to a regulatory action, such action could negatively impact the Company’s ability to execute its business plan, and result in operational restrictions, as well as the Company’s ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions.

Federal banking agencies periodically conduct examinations of the Company’s business, including compliance with laws and regulations; the failure to comply with any supervisory actions to which the Company is or becomes subject as a result of such examinations could adversely affect the Company.

As part of the bank regulatory process, the Federal Reserve and the Maryland Commissioner of Financial Regulation periodically conduct comprehensive examinations of the Company’s business, including compliance with laws and regulations. If, as a result of an examination, either of these banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. The Federal Reserve may enjoin “unsafe or unsound” practices or violations of law, require affirmative actions to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in the Company’s capital levels, restrict the Company’s growth, assess civil monetary penalties against the Company, the Bank or their respective officers or directors, and remove officers and directors. The FDIC also has authority to review the Bank’s financial condition, and, if the FDIC were to conclude that the Bank or its directors were engaged in unsafe or unsound practices, that the Bank was in an unsafe or unsound condition to continue operations, or that the Bank or the directors violated applicable law, the FDIC could move to terminate the Bank’s deposit insurance. If the Company becomes subject to such regulatory actions, its business, financial condition, earnings and reputation could be adversely affected.

The Company is subject to numerous laws designed to protect consumers, including the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA requires the Federal Reserve to assess the Bank’s performance in meeting the credit needs of the communities it serves, including low and moderate income neighborhoods, and if the Federal Reserve determines that the Bank needs to improve its performance or is in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services.

A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2018, Sandy Spring Bank owned 12 of its 55 full-service community banking centers and leased the remaining banking centers. See Note 7–Premises and Equipment to the Notes to the Consolidated Financial Statements for additional information.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”.  At February 22, 2019 there were approximately 2,200 holders of record of the Company’s common stock.

Transfer Agent and Registrar

Computershare Shareholder Services, P.O. Box 30170, College Station, TX 77842-3170

Share Transactions with Employees

Shares issued under the employee stock purchase plan, which was authorized on July 1, 2011, totaled 28,996 in 2018 and 17,578 in 2017, while issuances pursuant to exercises of stock options and grants of restricted stock were 59,248 and 77,631 in the respective years.  No shares were issued under the director stock purchase plan in 2018 or 2017.

Issuer Purchases of Equity Securities

The Company’s stock repurchase program expired on August 31, 2017.  Under that program the company repurchased a total of 736,139 common shares.  In December 2018, the Company’s board of directors authorized the repurchase of up to 1,800,000 shares of common stock.

Total Return Comparison

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $5 billion to $10 billion.  The cumulative total return on the stock or the index equals the total increase in value since December 31, 2013, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2013, in the common stock and the securities included in the indexes.

The Peer Group Index includes nine publicly traded bank holding companies, other than the Company, headquartered in the Mid-Atlantic region and with assets of $5 billion to $10 billion.  The companies included in this index are:  ConnectOne Bancorp, Inc. (NJ); Eagle Bancorp, Inc. (MD); First Bancorp (NC); First Commonwealth Financial Corporation (PA); Lakeland Bancorp, Inc. (NJ); OceanFirst Financial Corp. (NJ); Park National Corporation (OH); S&T Bancorp, Inc. (PA); TriState Capital Holdings, Inc. (PA).  Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown. The Company modified the criteria used to form the Peer Group Index to reflect the Company’s asset growth.

Equity Compensation Plans

The following table presents the number of shares available for issuance under the Company’s equity compensation plans at December 31, 2018.

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)
Equity compensation plans	81,508	$29.74	1,244,475
approved by security holders
Equity compensation plans not	-	-	-
approved by security holders
Total	81,508	$29.74	1,244,475

Item 6. SELECTED FINANCIAL DATA
Consolidated Summary of Financial Results
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Results of Operations:
Tax-equivalent interest income	$328,797	$202,258	$177,267	$164,790	$153,558
Interest expense	63,637	26,031	21,004	20,113	18,818
Tax-equivalent net interest income	265,160	176,227	156,236	144,677	134,740
Tax-equivalent adjustment	4,715	7,459	6,711	6,478	5,192
Provision (credit) for loan losses	9,023	2,977	5,546	5,371	(163)
Net interest income after provision (credit) for loan losses	251,422	165,791	144,006	132,828	129,711
Non-interest income	61,049	51,243	51,042	49,901	46,871
Non-interest expenses	179,783	129,099	123,058	115,347	120,800
Income before taxes	132,688	87,935	71,990	67,382	55,782
Income tax expense	31,824	34,726	23,740	22,027	17,582
Net income	100,864	53,209	48,250	45,355	38,200

Per Share Data:
Net income - basic per share	$2.82	$2.20	$2.00	$1.84	$1.53
Net income - diluted per share	2.82	2.20	2.00	1.84	1.52
Dividends declared per common share	1.10	1.04	0.98	0.90	0.76
Book value per common share	30.06	23.50	22.32	21.58	20.83
Dividends declared to diluted net income per common share	39.01%	47.27%	49.00%	48.91%	50.00%

Period End Balances:
Assets	$8,243,272	$5,446,675	$5,091,383	$4,655,380	$4,397,132
Investment securities	1,010,724	775,025	779,648	841,650	933,619
Loans	6,571,634	4,314,248	3,927,808	3,495,370	3,127,392
Deposits	5,914,880	3,963,662	3,577,544	3,263,730	3,066,509
Borrowings	1,213,465	885,192	945,119	829,145	764,432
Stockholders’ equity	1,067,903	563,816	533,572	524,427	521,751

Average Balances:
Assets	$7,965,514	$5,239,920	$4,743,375	$4,486,453	$4,194,206
Investment securities	1,018,016	813,601	740,519	883,143	977,730
Loans	6,225,498	4,097,988	3,677,662	3,276,610	2,917,514
Deposits	5,689,601	3,849,186	3,460,804	3,184,359	2,986,213
Borrowings	1,190,930	798,733	717,542	735,474	662,111
Stockholders’ equity	1,024,795	550,926	527,524	519,671	514,207

Performance Ratios:
Return on average assets	1.27%	1.02%	1.02%	1.01%	0.91%
Return on average common equity	9.84	9.66	9.15	8.73	7.43
Yield on average interest-earning assets	4.47	4.08	3.96	3.91	3.93
Rate on average interest-bearing liabilities	1.24	0.77	0.68	0.70	0.69
Net interest spread	3.23	3.31	3.28	3.21	3.24
Net interest margin	3.60	3.55	3.49	3.44	3.45
Efficiency ratio – GAAP (1)	55.92	58.68	61.35	61.32	68.47
Efficiency ratio – Non-GAAP (1)	50.87	54.59	58.66	61.09	62.48

Capital Ratios:
Tier 1 leverage	9.50%	9.24%	10.14%	10.60%	11.26%
Common equity tier 1 capital to risk-weighted assets	10.90	10.84	11.01	12.17	n.a
Tier 1 capital to risk-weighted assets	11.06	10.84	11.74	13.13	13.95
Total regulatory capital to risk-weighted assets	12.26	11.85	12.80	14.25	15.06
Tangible common equity to tangible assets - Non-GAAP (2)	9.21	9.04	9.07	9.66	10.15
Average equity to average assets	12.87	10.51	11.12	11.58	12.26

Credit Quality Ratios:
Allowance for loan losses to loans	0.81%	1.05%	1.12%	1.17%	1.21%
Non-performing loans to total loans	0.55	0.68	0.81	0.99	1.09
Non-performing assets to total assets	0.46	0.58	0.66	0.80	0.85
Net charge-offs to average loans	0.01	0.04	0.06	0.07	0.03

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2018 totaled a record $100.9 million ($2.82 per diluted share).  The results for 2018 included the effect of merger expenses associated with the acquisition of WashingtonFirst Bankshares totaling $11.8 million and $2.4 million in recovered interest income from previously acquired credit impaired loans.  Merger expenses, net of the interest recoveries, resulted in an after-tax reduction to earnings per share of approximately $0.19 per share for 2018. Net income for 2017, which included an additional $5.5 million income tax expense from the revaluation of the deferred tax assets as a result of the reduction of the corporate tax rate under the Tax Cuts and Jobs Act and $2.6 million in post-tax merger expenses, was $53.2 million ($2.20 per share).  These items reduced the prior year’s earnings per share by approximately $0.34 per share.

These results reflect the impact of following events:

  The results of operations from the January 1, 2018, acquisition of WashingtonFirst are included in the Company’s consolidated results of operations for 2018.  At the acquisition date, WashingtonFirst had assets of $2.1 billion, loans of $1.7 billion and deposits of $1.6 billion.

•         Total loans at December 31, 2018 increased 52% compared to the balance at December 31, 2017 as a result of strong organic growth and the WashingtonFirst acquisition.   Compared to the post-acquisition combined portfolio at the beginning of 2018, the loan portfolio experienced 9% growth.

  The net interest margin increased to 3.60% in 2018 compared to 3.55% in 2017.
  Total deposits grew 49% year over year and achieved 6% post-acquisition growth.
  The provision for loan losses was $9.0 million for 2018 compared to $3.0 million for 2017, reflecting the impact of organic growth in the loan portfolio year over year in addition to the impact of acquired loans being re-underwritten as they reached maturity under their original lending arrangements and cease to be accounted for as acquired loans.
  Non-interest income increased 19% for 2018 compared to 2017. The increase was driven primarily by increases in income from mortgage banking activities, wealth management and insurance mortality proceeds.
  Non-interest expenses increased 39% for 2018 compared to the prior year. The current year’s expenses included $11.8 million in merger expenses compared to $4.3 million for the prior year.  Excluding penalties due to the prepayment of FHLB advances in 2017 in addition to the merger expenses from both years, non-interest expense increased 36% due to increases in compensation and benefit costs, occupancy costs and other operational expenses as a result of the acquisition of WashingtonFirst.

In 2018, the Mid-Atlantic region in which the Company operates continued to experience improved regional economic performance. The national economy improved as well throughout the year.  Consumer confidence has been bolstered by certain positive economic trends such as lower unemployment, increased housing prices and solid performance in the financial markets.   These positive trends have been tempered by international economic concerns together with concerns over a lack of wage growth, national budgetary issues and the rise in interest rates. These factors can act to constrain economic activity on the part of both large and small businesses. Despite the mixed business environment, the Company has experienced healthy loan growth while maintaining strong levels of liquidity, capital and credit quality.

Liquidity continues to remain strong due to borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.  At December 31, 2018, the Bank remained above all “well-capitalized” regulatory requirement levels. Tangible book value per common share increased modestly by 1% to $20.45 from $20.18 at December 31, 2017 as the 28% increase in book value per share was offset by the additional goodwill recorded from the WashingtonFirst acquisition.  The Company’s credit quality remained strong as non-performing assets represented 0.46% of total assets at December 31, 2018 compared to 0.58% at December 31, 2017. The ratio of net charge-offs to average loans was 0.01% for 2018, compared to 0.04% for the prior year.

Total assets at December 31, 2018 increased 51% compared to December 31, 2017. This increase was primarily the result of the acquisition of WashingtonFirst’s $2.1 billion of assets. Total loans at December 31, 2018, were $6.6 billion compared to $4.3 billion at December 31, 2017.  Post-acquisition asset growth has been primarily the result of net loan growth in 2018. Loan balances increased 52% compared to the prior year end as a result of the acquisition with post-acquisition portfolio growth of 9% driven by the 13% post-acquisition growth in commercial loans. The growth in commercial loans was driven by double digit increases in all commercial lending categories.  Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 6% compared to post-acquisition balances.  The increase in customer funding sources was driven by increases of 17% in certificates of deposit and 22% in money market savings accounts. The Company utilizes low cost FHLB borrowings to assist in the management of the net interest margin. The effect on the net interest margin partially mitigates the increased rates offered on certificates of deposit and money market accounts to retain these deposit relationships in the rising interest rate environment.  During the same period, stockholders’ equity increased to $1.1 billion at December 31, 2018 from $564 million at December 31, 2017 primarily due to the issuance of common stock to effect the acquisition of WashingtonFirst.  An additional portion of the growth in capital was due to net income in 2018, which effect was partially offset by dividends paid to stockholders during 2018.

Net interest income increased 54% compared to 2017, due to the combination of the acquisition and organic loan growth. For the year ended December 31, 2018, the net interest margin was 3.60% compared to 3.55% for the prior year. Net interest income for the year ended December 31, 2018 includes $2.4 million in recovered interest income on acquired credit impaired loans.  This amount compares to interest recoveries of $1.1 million for 2017.   Excluding these recoveries, the net interest margin would have been 3.58% for the year ended December 31, 2018 compared to 3.53% for the year ended December 31, 2017.  The amortization of the fair value adjustments for 2018 was estimated to be 13 basis points on an annual basis.  This favorable margin effect was partially offset by the impact that the current year’s reduction in the tax rate had on the tax-advantaged securities in the investment portfolio, which adversely affected the margin by 5 basis points.  Compared to the prior year, average interest-earning assets grew 48% with an increase of 39 basis points in the yield while the rate on average interest-bearing liabilities, which grew 51% from the prior year, increased 47 basis points over the same period.

Exclusive of investment securities gains of $0.2 million in 2018 and $1.3 million in 2017, non-interest income increased 22% for 2018 compared to 2017 due to increases in income from mortgage banking activities, wealth management and mortality insurance proceeds received during 2018 as compared to 2017. Non-interest expenses for the year ended December 31, 2018 increased 39% to $179.8 million compared to $129.1 million for the prior year.  The year-over-year increase in non-interest expense was 36% excluding merger expense from both years in addition to the prior year’s prepayment penalties on the early pay-off of high rate FHLB advances.  The majority of the increase was the result of the increase in the number of employees, additional branch and office locations and associated operating expenses that resulted from the acquisition of WashingtonFirst.

The net income for 2018 included the effect of merger expenses totaling $11.8 million and $2.4 million in recovered interest income from previously acquired credit impaired loans.  The additional merger expenses, net of the interest recoveries, resulted in an after-tax reduction to earnings per share of approximately $0.19 per share for 2018. The net income for 2017 included the effects of the tax rate reduction associated with tax reform legislation passed at the end of 2017.  This resulted in $5.5 million of additional income tax expense and in addition to merger expenses, net of tax, resulted in a reduction of 2017 earnings per share of approximately $0.34 per share. Pre-tax, pre-provision income which adjusts for these items for both years, in addition to the provision for loan losses, increased 61% from full-year 2017 to full-year 2018 to a record $153.5 million.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments.  Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value.  A decline in the value of assets required to be recorded at fair value may warrant an impairment write-down or valuation allowance to be established.  Carrying assets and liabilities at fair value inherently results in greater financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.  Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating the reported financial results:

•        Allowance for loan losses;

•        Goodwill and other intangible asset impairment;

•        Accounting for income taxes;

•        Fair value measurements;

•        Defined benefit pension plan.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the probable losses that are inherent in the loan portfolio at the balance sheet date.  Acquired performing loans have their fair values determined at the date of acquisition.  A portion of the fair value is determined based on credit quality.  Accordingly, those loans are not included in the total loan portfolio when determining the estimated allowance for probable loan losses.  The Company monitors the acquired performing loans to ensure that the remaining portion of the acquisition fair value adjustment is equivalent or exceeds the estimated allowance under the Company’s allowance methodology.  The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

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

The Company’s allowance for loan losses has two basic components: a general allowance (ASC 450 reserves) reflecting historical losses by loan category, as adjusted by several qualitative factors whose effects are not reflected in historical loss ratios, and specific allowances (ASC 310 reserves) for individually identified impaired loans.  Each of these components, and the allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements included in this report.  The amount of the allowance is reviewed monthly by the Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

General allowances are based upon historical loss experience by portfolio segment measured over the prior eight quarters and weighted equally.  The historical loss experience is supplemented by the inclusion of qualitative risk factors to address various risk characteristics of the Company’s loan portfolio including:

  trends in delinquencies and other non-performing loans;
  changes in the risk profile related to large loans in the portfolio;
  changes in the categories of loans comprising the loan portfolio;
  concentrations of loans to specific industry segments;
  changes in economic conditions on both a local, regional and national level;
  changes in the Company’s credit administration and loan portfolio management processes; and
  quality of the Company’s credit risk identification processes.

The general allowance comprised 91% of the total allowance at December 31, 2018 and 2017, respectively. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses.

The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the fair value of the collateral less costs to sell the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

  the borrower’s overall financial condition;
  resources and payment record;
  demonstrated or documented support available from financial guarantors; and
  the adequacy of collateral value and the ultimate realization of that value at liquidation.

The specific allowance accounted for 9% of the total allowance at December 31, 2018 and 2017, respectively.  The estimated losses on impaired loans can differ substantially from actual losses.

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

Under current accounting guidance, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it appears that the carrying value exceeds the fair value based on the qualitative assessment,  the first step of the two-step process must be performed. The Company has elected this accounting guidance with respect to its Community Banking, Investment Management and Insurance segments. At December 31, 2018 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Examples of such assets include core deposit intangibles, acquired customer lists and other identifiable intangibles.  Other intangible assets have finite lives and are reviewed for impairment annually.  These assets are amortized over their estimated useful lives on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 15 years.

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

Net Interest Income

The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For purposes of this discussion and analysis, the interest earned on tax-advantaged loans and tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income. The following discussion of net interest income should be considered in conjunction with the impact of the acquisition of WashingtonFirst and a review of the information provided in the table that provides yields and rates on average balances.

2018 vs. 2017

Net interest income for 2018 was $260.4 million compared to $168.8 million for 2017, a 54% increase, due to growth in earning assets coupled with the overall increase in the associated yields on those assets. On a tax-equivalent basis, net interest income for 2018 was $265.2 million compared to $176.2 million for 2017. The following table provides an analysis of net interest income performance that reflects a net interest margin that increased to 3.60% for 2018 compared to 3.55% for 2017.  Net interest income for the year ended December 31, 2018 included $2.4 million in recovered interest income on acquired credit impaired loans.  This amount compares to interest recoveries of $1.1 million for 2017.  Exclusive of these recoveries the net interest margin would have been 3.58% for the year ended December 31, 2018 compared to 3.53% for the year ended December 31, 2017.  The amortization of the fair value adjustments in 2018 associated with the acquisition was estimated to be 13 basis points on an annual basis.  This favorable margin effect was partially offset by the impact that the current year’s reduction in the tax rate had on the tax-advantaged securities in the investment portfolio, which adversely affected the margin by 5 basis points.  The current year’s average interest-earning assets grew 48% with an increase of 39 basis points in the yield compared to the prior year while the rate on average interest-bearing liabilities, which grew 51% from the prior year, increased 47 basis points over the same period. The increase in the margin reflects the result of the proportionate mix of the interest-earning assets and associated yields as compared to the mix of interest-bearing liabilities and their associated rates.

(In thousands)	For the Year Ended December 31, 2018
Net Interest Income Excluding Purchase Accounting Adjustments:
Net Interest Income	$260,445
Accretion of fair value adjustment on pools of homogeneous loans	(3,730)
Accretion of loan fair value adjustment on purchased credit impaired loans	(1,860)
Settlements of purchased credit impaired loans	(2,360)
Accretion of fair value adjustment on certificates of deposits	(2,056)
Accretion of fair value adjustment on subordinated debentures	(138)
Net Interest Income Excluding Purchase Accounting Adjustments	$250,301

2017 vs. 2016

Net interest income for 2017 was $168.8 million compared to $149.6 million for 2016 due to growth in earning assets coupled with the overall increase in the associated yields on those assets. On a tax-equivalent basis, net interest income for 2017 was $176.2 million compared to $156.3 million for 2016. The following table provides an analysis of net interest income performance that reflects a net interest margin that increased to 3.55% for 2017 compared to 3.49% for 2016.  Net interest income for 2017 included $1.1 million in interest recoveries on previously charged-off loans.  Exclusive of these recoveries the net interest margin would have been 3.53%.  Average interest-earning assets increased by 11% while average interest-bearing liabilities increased 10% in 2017.  The growth and increased rates earned on the interest-earning assets exceeded the growth and rates paid on interest-bearing liabilities, which resulted in the 13% increase in net interest income year over year.  Average noninterest-bearing deposits increased 14% in 2017 while the percentage of average noninterest-bearing deposits to total deposits increased to 33% for 2017 compared to 32% for 2016.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
		2018			2017			2016
			Annualized			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,115,869	$41,628	3.73%	$873,278	$30,648	3.51%	$826,089	$28,331	3.43%
Residential construction loans	208,741	8,289	3.97	167,664	6,292	3.75	143,378	5,169	3.61
Total mortgage loans	1,324,610	49,917	3.77	1,040,942	36,940	3.55	969,467	33,500	3.46
Commercial AD&C loans	609,844	35,058	5.75	298,563	14,844	4.97	283,018	13,199	4.66
Commercial investor real estate loans	1,938,633	96,125	4.96	1,040,871	46,558	4.47	812,896	37,110	4.57
Commercial owner occupied real estate loans	1,128,836	53,712	4.76	800,879	38,759	4.84	707,830	33,837	4.78
Commercial business loans	694,326	36,499	5.26	457,802	20,585	4.50	453,148	19,750	4.36
Total commercial loans	4,371,639	221,394	5.06	2,598,115	120,746	4.65	2,256,892	103,896	4.60
Consumer loans	529,249	23,568	4.45	458,931	16,934	3.72	451,303	15,596	3.48
Total loans (2)	6,225,498	294,879	4.74	4,097,988	174,620	4.26	3,677,662	152,992	4.16
Loans held for sale	28,225	1,245	4.41	6,855	279	4.06	11,256	387	3.44
Taxable securities	736,054	21,362	2.90	517,375	14,372	2.78	461,973	11,923	2.58
Tax-exempt securities (3)	281,962	9,976	3.54	296,226	12,550	4.24	278,546	11,747	4.22
Total investment securities	1,018,016	31,338	3.08	813,601	26,922	3.31	740,519	23,670	3.20
Interest-bearing deposits with banks	74,956	1,304	1.74	37,523	410	1.09	40,940	213	0.52
Federal funds sold	2,151	31	1.42	2,581	27	1.03	876	5	0.50
Total interest-earning assets	7,348,846	328,797	4.47	4,958,548	202,258	4.08	4,471,253	177,267	3.96

Less: allowance for loan losses	(48,483)			(44,557)			(42,487)
Cash and due from banks	68,183			48,970			47,219
Premises and equipment, net	61,686			53,947			53,386
Other assets	535,282			223,012			214,004
Total assets	$7,965,514			$5,239,920			$4,743,375

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$721,759	883	0.12%	$616,524	507	0.08%	$581,185	446	0.08%
Regular savings deposits	376,207	570	0.15	322,856	216	0.07	300,035	182	0.06
Money market savings deposits	1,541,142	18,719	1.21	1,000,965	5,031	0.50	920,125	1,951	0.21
Time deposits	1,290,626	18,967	1.47	651,610	7,502	1.15	558,355	5,582	1.00
Total interest-bearing deposits	3,929,734	39,139	1.00	2,591,955	13,256	0.51	2,359,700	8,161	0.35
Other borrowings	172,888	1,169	0.68	133,356	337	0.25	120,711	290	0.24
Advances from FHLB	980,541	21,408	2.18	664,966	12,426	1.87	565,342	11,610	2.05
Subordinated debentures	37,501	1,921	5.13	411	12	2.94	31,489	943	3.00
Total interest-bearing liabilities	5,120,664	63,637	1.24	3,390,688	26,031	0.77	3,077,242	21,004	0.68

Noninterest-bearing demand deposits	1,759,867			1,257,231			1,101,104
Other liabilities	60,188			41,075			37,505
Stockholders' equity	1,024,795			550,926			527,524
Total liabilities and stockholders' equity	$7,965,514			$5,239,920			$4,743,375

Net interest income and spread		$265,160	3.23%		$176,227	3.31%		$156,263	3.28%
Less: tax-equivalent adjustment		4,715			7,459			6,711
Net interest income		$260,445			$168,768			$149,552

Interest income/earning assets			4.47%			4.08%			3.96%
Interest expense/earning assets			0.87			0.53			0.47
Net interest margin			3.60%			3.55%			3.49%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 26.13% for 2018 and 39.88% for 2017 and 2016, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $4.7 million, $7.5 million and $6.7 million in 2018, 2017 and 2016, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2018 vs. 2017			2017 vs. 2016
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$10,980	$8,959	$2,021	$2,317	$1,645	$672
Residential construction loans	1,997	1,611	386	1,123	914	209
Commercial AD&C loans	20,214	17,569	2,645	1,645	744	901
Commercial investor real estate loans	49,567	43,978	5,589	9,448	10,272	(824)
Commercial owner occupied real estate loans	14,953	15,604	(651)	4,922	4,493	429
Commercial business loans	15,914	11,993	3,921	835	203	632
Consumer loans	6,634	2,830	3,804	1,338	271	1,067
Loans held for sale	966	941	25	(108)	(170)	62
Taxable securities	6,990	6,342	648	2,449	1,487	962
Tax-exempt securities	(2,574)	(581)	(1,993)	803	747	56
Interest-bearing deposits with banks	894	558	336	197	(19)	216
Federal funds sold	4	(5)	9	22	13	9
Total interest income	126,539	109,799	16,740	24,991	20,600	4,391

Interest expense on funding of earning assets:
Interest-bearing demand deposits	376	95	281	61	61	-
Regular savings deposits	354	45	309	34	11	23
Money market savings deposits	13,688	3,769	9,919	3,080	184	2,896
Time deposits	11,465	8,931	2,534	1,920	1,012	908
Other borrowings	832	122	710	47	34	13
Advances from FHLB	8,982	6,656	2,326	816	1,903	(1,087)
Subordinated debentures	1,909	1,893	16	(931)	(906)	(25)
Total interest expense	37,606	21,511	16,095	5,027	2,299	2,728
Net interest income	$88,933	$88,288	$645	$19,964	$18,301	$1,663

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

2018 vs. 2017

The Company's total tax-equivalent interest income increased 63% during 2018 compared to the prior year as average loans and investments and their associated yields increased during the year. In 2018, the average balance of the loan portfolio increased 52% and average investments increased 25% compared to the prior year.

The increase in loans was primarily the result of the WashingtonFirst acquisition coupled with the 9% post-acquisition growth of the total loan portfolio.  The post-acquisition organic loan growth was the result of greater market presence and the improvement in the regional economy. The yield on average loans increased by 48 basis points compared to the prior year due to higher yields on the entire loan portfolio due to the effect of the rising interest rate environment during 2018 from the multiple rate increases by the Federal Reserve.  Interest income for the year ended December 31, 2018 included $2.4 million in recovered interest income on acquired credit impaired loans.  This amount compares to interest recoveries of $1.1 million for 2017.  Exclusive of these recoveries, the yield on loans would have increased 46 basis points for the year ended December 31, 2018 compared to the year ended December 31, 2017.

The average yield on total investment securities decreased 23 basis points while the average balance of the portfolio increased 25% in 2018 compared to 2017. The decrease in the yield on investments was driven  by the effect that the current year’s reduction in the corporate tax rate had on the tax-advantaged securities in the investment portfolio which caused a 70 basis point erosion in the yield on tax-exempt securities.

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

Interest Expense

2018 vs. 2017

Interest expense increased by $37.6 million or 144% in 2018 compared to 2017. The increase in interest expense was driven by the combination of post-acquisition deposits and higher rates paid on deposits and borrowed funds.  The combined growth in interest-bearing liabilities was primarily due to the acquisition of WashingtonFirst with the remaining growth driven by rate sensitive deposits and borrowings utilized to fund loan growth during the year.  Average deposit growth was 48% during 2018 while average borrowed funds grew 49%.  Average deposit growth was primarily the result of the 54% growth in average money market deposits and 98% growth in average time deposits.  The overall increase in the rate paid on deposits increased 49 basis points and the rate paid on borrowings increase 45 basis points during 2018 compared to the prior year.

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

Interest Rate Performance

2018 vs. 2017

The Company’s net interest margin increased to 3.60% for 2018 compared to 3.55% for 2017 while the net interest spread decreased to 3.23% in 2018 compared to 3.31% in 2017.  The decrease in the spread was the result of the increase in the rates paid on interest-bearing liabilities exceeding the increase in the yields earned on interest-earning assets. The increase in the margin reflects the result of the proportionate mix of the interest-earning assets and associated yields as compared to the mix of interest-bearing liabilities and their associated rates.

2017 vs. 2016

The Company’s net interest margin increased to 3.55% for 2017 compared to 3.49% for 2016 while the net interest spread increased to 3.31% in 2017 compared to 3.28% in 2016.  This increase is the result of interest-earning asset growth at increased yields which exceeded the increased rate paid on interest-bearing liabilities that grew at a lower pace.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

				2018/2017	2018/2017	2017/2016	2017/2016
(Dollars in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Securities gains	$190	$1,273	$1,932	$(1,083)	(85.1)%	$(659)	(34.1)%
Service charges on deposit accounts	9,324	8,298	7,953	1,026	12.4	345	4.3
Mortgage banking activities	7,073	2,734	4,049	4,339	158.7	(1,315)	(32.5)
Wealth management income	21,284	19,146	17,805	2,138	11.2	1,341	7.5
Insurance agency commissions	6,158	6,231	5,408	(73)	(1.2)	823	15.2
Income from bank owned life insurance	4,327	2,403	2,462	1,924	80.1	(59)	(2.4)
Visa check fees	5,567	4,827	4,674	740	15.3	153	3.3
Letter of credit fees	611	847	888	(236)	(27.9)	(41)	(4.6)
Extension fees	873	568	559	305	53.7	9	1.6
Other income	5,642	4,916	5,312	726	14.8	(396)	(7.5)
Total non-interest income	$61,049	$51,243	$51,042	$9,806	19.1	$201	0.4

2018 vs. 2017

Total non-interest income was $61.0 million for 2018, compared to $51.2 million for 2017.  The year ended December 31, 2018, included gains of $0.2 million on sales of investment securities compared to $1.3 million in 2017.  Excluding these gains, non-interest income increased 22% compared to the prior year period primarily due to increases in mortgage banking activities, wealth management income and BOLI insurance mortality proceeds. Mortgage lending operations acquired as part of the WashingtonFirst transaction resulted in significant growth in mortgage banking income for the year ended December 31, 2018 as a result of the increased volume of loan originations.

Service charges on deposits increased in 2018 compared to 2017 due to increases in commercial analysis fees, ATM and point of service fees and net commercial returned item fees.  Wealth management income is comprised of income from trust and estate services and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Trust services fees increased 7% compared to the prior year, due to a combination of higher recurring and estate settlement fees.  Investment management fees in West Financial Services increased 16% for 2018 compared to 2017, due primarily to a 7% increase in assets under management from the WashingtonFirst acquisition and new client additions and to a lesser extent, market activity.  Overall total assets under management remained level at $2.8 billion at December 31, 2018 compared to December 31, 2017.  Insurance agency commissions at December 31, 2018 remained level compared to the prior year.  Income from bank owned life insurance (“BOLI”) increased 80% in 2018 compared to the prior year as a result of $1.6 million in mortality proceeds that were received in the first half of 2018.  The Company invests in bank owned life insurance products in order to manage the cost of employee benefit plans.  BOLI investments totaled $110.8 million at December 31, 2018 and $95.7 million at December 31, 2017 and were well diversified by carrier in accordance with defined policies and practices.  The average tax-equivalent yield on these insurance contract assets was 5.32% for 2018 compared to 4.21% for the prior year.  The investment yield growth of these products from the prior year was the result of the acquisition of WashingtonFirst.  Other non-interest income increased 13% during the current year compared to the prior year as a result of the growth in credit related fees driven by the increased size of the commercial loan portfolio.

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

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2018/2017	2018/2017	2017/2016	2017/2016
(Dollars in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$96,998	$73,132	$71,354	$23,866	32.6%	$1,778	2.5%
Occupancy expense of premises	18,352	13,053	12,960	5,299	40.6	93	0.7
Equipment expenses	9,335	7,015	6,883	2,320	33.1	132	1.9
Marketing	3,924	3,119	2,851	805	25.8	268	9.4
Outside data services	6,603	5,486	5,377	1,117	20.4	109	2.0
FDIC insurance	5,095	3,305	2,741	1,790	54.2	564	20.6
Amortization of intangible assets	2,162	101	130	2,061	N/M	(29)	(22.3)
Merger expenses	11,766	4,252	-	7,514	176.7	4,252	N/M
Professional fees	6,056	4,492	4,840	1,564	34.8	(348)	(7.2)
Other real estate owned	162	17	19	145	N/M	(2)	(10.5)
Postage and delivery	1,439	1,179	1,155	260	22.1	24	2.1
Communications	2,610	1,502	1,583	1,108	73.8	(81)	(5.1)
Loss on FHLB redemption	-	1,275	3,167	(1,275)	(100.0)	(1,892)	(59.7)
Other expenses	15,281	11,171	9,998	4,110	36.8	1,173	11.7
Total non-interest expense	$179,783	$129,099	$123,058	$50,684	39.3	$6,041	4.9

2018 vs. 2017

Non-interest expenses totaled $179.8 million in 2018 compared to $129.1 million in 2017. This increase in expenses was driven by merger expenses and the increased costs necessary to operate the larger post-acquisition entity.

Salaries and employee benefits, the largest component of non-interest expenses, increased in 2018 due principally to higher compensation expenses primarily as a result of the increased number of employees. The average number of full-time equivalent employees increased to 922 in 2018 compared to 729 for 2017.  The majority of the increase occurred due to the increase in the number of branches and additional loan origination associates.

Occupancy expenses increased in 2018 compared to 2017 due to increased rental and operations expense from the addition of WashingtonFirst branches.  This cost was slightly tempered by savings realized from the consolidation of six branches in mid-2018.  Equipment expenses also increased in 2018 compared to 2017 due to the effects of the larger post-acquisition company.  Marketing expense for 2018 increased compared to 2017 as a result of increased focused advertising campaigns. Outside data services expense increased in 2018 compared to 2017 due to the increased cost of contractual services with volume-based components.  FDIC insurance expense increased in 2018 compared to 2017 due to the increased size of the total asset assessment base.  Merger expenses associated with the acquisition of WashingtonFirst totaled $11.8 million in 2018 as compared to $4.3 million in the prior year.  Amortization of intangibles increased from the prior year as a result of the amortization of the core deposit intangible that was recognized in the acquisition.  Other non-interest expenses increased in 2018 compared to 2017 driven by increased professional and consulting fees, communication costs, volume based external fees and franchise taxes. Non-interest expense for the year ended December 31, 2017 included $1.3 million in prepayment penalties on the early pay-off of high rate FHLB advances.  Excluding merger expenses from both years and the prepayment penalties from the prior year, the year-over-year increase in non-interest expense was 36%.

2017 vs. 2016

Non-interest expenses totaled $129.1 million in 2017 compared to $123.1 million in 2016. This increase in expenses was driven by merger expenses and increased compensation costs.  Salaries and employee benefits, the largest component of non-interest expenses, increased in 2017 due principally to higher compensation expenses as a result of merit increases. The average number of full-time equivalent employees was 729 in 2017 compared to 728 for 2016.  Occupancy expenses remained stable in 2017 compared to 2016 as increased rental expense was offset by lower building and grounds maintenance costs during the year.  Equipment expenses increased in 2017 compared to 2016 due to an increase in equipment service costs.  Marketing expense for 2017 increased compared to 2016 as a result of focused marketing initiatives. Outside data services expense increased in 2017 compared to 2016 due to the increased cost of contractual services.  FDIC insurance expense increased in 2017 compared to 2016 due to loan growth during the year.  Merger expenses associated with the acquisition of WashingtonFirst totaled $4.3 million in 2017.  Other non-interest expenses increased in 2017 compared to 2016 driven by the impact of asset dispositions related to the closure of two branch locations that occurred in late 2017.  Expenses for postage, communications and other real estate owned expenses remained relatively stable for 2017 compared to the prior year.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger expenses, goodwill impairment losses, litigation expenses, the amortization of intangibles, and other non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio improved for 2018 compared to the prior year as a direct result of the increase in net interest income. The non-GAAP efficiency ratio also improved in 2018 compared to the prior year as a result of the 54% growth in net interest income while non-interest expense increased 39%.

In addition, the Company uses pre-tax, pre-provision income, excluding merger and litigation expenses, as a measure of the level of certain recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan losses, the provision for income taxes, merger expenses and litigation expenses back to net income. This metric increased during 2018 as compared to 2017 primarily due to an increase in net interest income.

GAAP and Non-GAAP Efficiency Ratios

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Pre-tax pre-provision pre-merger expense income:
Net income	$100,864	$53,209	$48,250	$45,355	$38,200
Plus Non-GAAP adjustments:
Litigation expenses	-	-	-	(3,869)	6,519
Merger expenses	11,766	4,252	-	-	-
Income taxes	31,824	34,726	23,740	22,027	17,582
Provision (credit) for loan losses	9,023	2,977	5,546	5,371	(163)
Pre-tax pre-provision income	$153,477	$95,164	$77,536	$68,884	$62,138

Efficiency ratio - GAAP basis:
Non-interest expenses	$179,783	$129,099	$123,058	$115,347	$120,800

Net interest income plus non-interest income	$321,494	$220,011	$200,594	$188,100	$176,419

Efficiency ratio - GAAP basis	55.92%	58.68%	61.35%	61.32%	68.47%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$179,783	$129,099	$123,058	$115,347	$120,800
Less Non-GAAP adjustments:
Amortization of intangible assets	2,162	101	130	372	821
Loss on FHLB redemption	-	1,275	3,167	-	-
Litigation expenses	-	-	-	(3,869)	6,519
Merger expenses	11,766	4,252	-	-	-
Non-interest expenses - as adjusted	$165,855	$123,471	$119,761	$118,844	$113,460

Net interest income plus non-interest income	$321,494	$220,011	$200,594	$188,100	$176,419
Plus Non-GAAP adjustment:
Tax-equivalent income	4,715	7,459	6,711	6,478	5,192
Less Non-GAAP adjustments:
Securities gains	190	1,273	1,932	36	5
Gain on redemption of subordinated debentures	-	-	1,200	-	-
Net interest income plus non-interest income - as adjusted	$326,019	$226,197	$204,173	$194,542	$181,606

Efficiency ratio - Non-GAAP basis	50.87%	54.59%	58.66%	61.09%	62.48%

	Year ended December 31,
(Dollars in thousands)	2018	2017
Supplemental Non-GAAP Performance Measurements:
Net income - GAAP	$100,864	$53,209
Plus non-GAAP adjustments:
Merger expenses - net of tax	8,692	2,556
Income taxes - Incremental impact of revaluation of deferred tax assets	-	5,544
Less non-GAAP adjustment:
Acquisition fair value marks - net of tax	7,493	77
Net income - Non-GAAP	$102,063	$61,232

Diluted net income per share - Non-GAAP	$2.86	$2.53
Return on average assets - Non-GAAP	1.28%	1.17%
Return on average common equity - Non-GAAP	9.96%	11.11%

Income Taxes

The Company had income tax expense of $31.8 million in 2018, compared to $34.7 million in 2017 and $23.7 million in 2016. The current year’s tax expense reflects the impact of the reduced corporate tax rate under the Tax Cuts and Jobs Act that was enacted at the end of 2017.  The prior year’s tax expense included $5.5 million in additional income tax expense from the revaluation of deferred tax assets as a result of that tax act.  The resulting effective rates were 24% for 2018, 39% for 2017 and 33% for 2016. Exclusive of the impact of the additional tax expense, the effective tax rate for 2017 would have been 33%.

FINANCIAL CONDITION

At December 31, 2018, the Company’s total assets amounted to $8.2 billion compared to $5.4 billion at December 31, 2017. This 51% increase was primarily the result of the acquisition of WashingtonFirst’s $2.1 billion of assets. Total loans at December 31, 2018, were $6.6 billion compared to $4.3 billion at December 31, 2017.  Post-acquisition asset growth has been primarily the result of net loan growth in 2018. The investment securities portfolio also grew 30% during this period.  Interest-bearing liabilities experienced 50% growth year-over-year with the majority of the growth occurring in deposits.

Loans

A comparison of loan portfolio for the years indicated is presented in the following table:

	December 31,
	2018		2017		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$1,228,247	18.7%	$921,435	21.4%	$306,812	33.3%
Residential construction	186,785	2.8	176,687	4.1	10,098	5.7
Commercial real estate:
Commercial owner occupied real estate	1,202,903	18.3	857,196	19.9	345,707	40.3
Commercial investor real estate	1,958,395	29.8	1,112,710	25.8	845,685	76.0
Commercial AD&C	681,201	10.4	292,443	6.8	388,758	132.9
Commercial Business	796,264	12.1	497,948	11.5	298,316	59.9
Consumer	517,839	7.9	455,829	10.5	62,010	13.6
Total loans	$6,571,634	100.0%	$4,314,248	100.0%	$2,257,386	52.3

Total loans, excluding loans held for sale, increased $2.3 billion or 52% at December 31, 2018 compared to December 31, 2017 as a result of strong organic loan growth and the WashingtonFirst acquisition. The majority of the organic loan growth occurred in the commercial loan portfolio.  Overall, the commercial loan portfolio increased by 68% to $4.6 billion at December 31, 2018 compared to the prior year end. The post-acquisition commercial loan portfolio experienced double digit organic growth in each respective category of commercial loans.  The organic growth reflected the improving economy and the Company’s increased emphasis on growth in its commercial portfolio.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, increased 29% at December 31, 2018 compared to December 31, 2017. Permanent residential mortgages, most of which are 1-4 family, increased 33% from period to period. The Company generally retains adjustable rate mortgages in its portfolio. The Company also retains a substantial portion of its fixed rate mortgage originations to low and moderate income borrowers in its portfolio.  The Company elected to sell $60 million and $40 million of residential mortgage loans during 2018 and 2017, respectively.  Residential construction loans increased 6% at December 31, 2018 compared to the balance at December 31, 2017 due to a higher volume of such loans.  The consumer loan portfolio increased 14% at December 31, 2018 compared to December 31, 2017, predominantly in the home equity loan portfolio.

Analysis of Loans

The trends in the composition of the loan  portfolio over the previous five years are presented in following table:

	December 31,
(Dollars in thousands)	2018	%	2017	%	2016	%	2015	%	2014	%
Residential real estate:
Residential mortgage	$1,228,247	18.7%	$921,435	21.4%	$841,692	21.4%	$796,358	22.8%	$717,886	22.9%
Residential construction	186,785	2.8	176,687	4.1	150,229	3.8	129,281	3.7	136,741	4.4
Commercial real estate:
Commercial owner occupied	1,202,903	18.3	857,196	19.9	775,552	19.8	678,027	19.4	611,061	19.5
Commercial investor	1,958,395	29.8	1,112,710	25.8	928,113	23.6	719,084	20.6	640,193	20.5
Commercial AD&C loans	681,201	10.4	292,443	6.8	308,279	7.9	255,980	7.3	205,124	6.6
Commercial business	796,264	12.1	497,948	11.5	467,286	11.9	465,765	13.3	390,781	12.5
Leases	-	-	-	-	-	-	-	-	54	-
Consumer	517,839	7.9	455,829	10.5	456,657	11.6	450,875	12.9	425,552	13.6
Total loans	$6,571,634	100.0%	$4,314,248	100.0%	$3,927,808	100.0%	$3,495,370	100.0%	$3,127,392	100.0%

Loan Maturities and Interest Rate Sensitivity

Loan maturities and interest rate characteristics for specific lending portfolios is presented in the following table:

	At December 31, 2018
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$162,991	$21,837	$1,957	$186,785
Commercial AD&C loans	603,986	51,764	25,451	681,201
Commercial business loans (1)	467,289	226,695	102,280	796,264
Total	$1,234,266	$300,296	$129,688	$1,664,250

Rate Terms:
Fixed	$149,013	$214,472	$79,887	$443,372
Variable or adjustable	1,085,253	85,824	49,801	1,220,878
Total	$1,234,266	$300,296	$129,688	$1,664,250

(1) Loans not secured by real estate

Investment Securities

The investment portfolio, consisting of available-for-sale and other equity securities, increased 30% to $1.0 billion at December 31, 2018, from $775 million at December 31, 2017.  The increase was primarily the result of the additional securities acquired from WashingtonFirst.

Composition of Investment Securities

The composition of investment securities for the periods indicated is presented in the following table:

	December 31,
(Dollars in thousands)	2018	%	2017	%	2016	%
Available-for-Sale: (1)
U.S. treasuries and government agencies	$296,678	29.4%	$106,568	13.8%	$121,790	15.6%
State and municipal	282,024	27.9	312,253	40.3	287,684	36.9
Mortgage-backed and asset-backed(2)	348,515	34.4	300,040	38.7	312,711	40.1
Corporate debt	9,240	0.9	9,432	1.2	9,134	1.2
Trust preferred	310	-	1,002	0.1	1,012	0.1
Marketable equity securities	568	0.1	212	-	1,223	0.2
Total available-for-sale securities(3)	937,335	92.7	729,507	94.1	733,554	94.1

Held-to-Maturity and Other Equity:
Other equity securities	73,389	7.3	45,518	5.9	46,094	5.9
Total held-to-maturity and other equity	73,389	7.3	45,518	5.9	46,094	5.9
Total Securities(3)	$1,010,724	100.0%	$775,025	100.0%	$779,648	100.0%

(1)           At estimated fair value.

(2)           Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3)           The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2018, 2017 or 2016.

The investment portfolio grew 30% from December 31, 2017 to December 31, 2018 even as the Company funded double digit loan growth.   The ability to maintain the size of the investment portfolio was possible due to post-acquisition deposit growth during 2018 and the cash flows associated with this deposit growth.  A result of the growth in the investment portfolio was a shift in the allocation of the portfolio to a greater proportion being placed in U.S. treasuries and government agencies.  The tax legislation that became effective at the end of 2017 had the effect of reducing the tax-advantages associated with the earnings streams for state and municipal securities.  Accordingly, the effective yield on tax-advantaged securities in the portfolio and on the portfolio as a whole was reduced.  The Company intends to continue to retain a significant portion of the portfolio in these securities.

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed and asset-backed securities and collateralized mortgage obligations and state and municipal securities. At December 31, 2018, 97% of the investment portfolio was invested in Aa/AA or Aaa/AAA rated securities.  The duration of the portfolio increased to 3.9 years at December 31, 2018 compared to 3.7 years at December 31, 2017 as a result of the rising interest rate environment.  The composition and duration of the investment portfolio has resulted in a portfolio with low credit risk that is expected to provide the required liquidity needed to meet increased loan and liquidity demands. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Maturities and weighted average yields for investment securities available-for-sale at December 31, 2018 are presented in the following table.  Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity.

Maturity of Investment Securities

	Years to Maturity at December 31, 2018
	Within		After One Year		After Five Years
	One Year or Less		Through Five years		Through Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available-for-Sale (1)
U. S. treasuries
and government agencies	$6,987	1.98%	$161,189	2.40%	$52,258	2.30%	$79,904	3.19%	$300,338	2.58%
State and municipal (2)	56,353	5.04	103,166	4.40	98,531	3.62	22,675	4.54	280,725	4.27
Mortgage-backed	142	4.05	12,942	3.25	52,936	2.89	289,247	2.64	355,267	2.69
Corporate debt	-	-	-	-	9,100	5.94	-	-	9,100	5.94
Trust preferred	-	-	-	-	-	-	310	5.27	310	5.27
Total	$63,482	4.70	$277,297	3.19	$212,825	3.22	$392,136	2.86	$945,740	3.16

(1) At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2) Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 21%.

Other Earning Assets

Residential mortgage loans held for sale increased $13 million to $23 million at December 31, 2018 compared to $10 million as of December 31, 2017 due to the increase in volume of originations.  Mortgage lending operations acquired as part of the WashingtonFirst transaction resulted in an increased volume of loan originations during 2018. The aggregate of federal funds sold and interest-bearing deposits with banks decreased by $22 million to $34 million in 2018.

Deposits

The composition of deposits for the periods indicated is presented in the following table:

	December 31,
	2018		2017		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$1,750,319	29.6%	$1,264,392	31.9%	$485,927	38.4%
Interest-bearing deposits:
Demand	703,145	11.9	658,716	16.6	44,429	6.7
Money market savings	1,605,024	27.1	1,030,432	26.0	574,592	55.8
Regular savings	330,231	5.6	321,171	8.1	9,060	2.8
Time deposits of less than $100,000	427,421	7.2	293,201	7.4	134,220	45.8
Time deposits of $100,000 or more	1,098,740	18.6	395,750	10.0	702,990	177.6
Total interest-bearing deposits	4,164,561	70.4	2,699,270	68.1	1,465,291	54.3
Total deposits	$5,914,880	100.0%	$3,963,662	100.0%	$1,951,218	49.2

Deposits and Borrowings

Total deposits increased by $2.0 billion or 49% at December 31, 2018 compared to December 31, 2017 as a result of the acquisition of WashingtonFirst, with post-acquisition deposit growth of 6%.  Excluding the initial impact of the acquisition, money market accounts grew 23%, time deposits grew 21%, non-interest bearing deposits grew 4%, while demand and regular savings deposits experienced double digit declines during 2018.  The decrease in these deposit segments were expected based on pricing decisions.  The increases in the money market deposit products can be attributed to clients’ emphasis on liquidity and safety in addition to rates becoming more attractive due to rising rates during the year and volatility in the equity markets. The increase in certificates of deposit occurred as the Company began to offer higher rates to manage its funding of the growth in the loan portfolio and to maintain multiple product relationships. The relative composition of the deposit portfolio was not significantly altered by the acquisition.  Interest-bearing deposits represented 70% of total deposits with the remaining 30% in noninterest-bearing balances at December 31, 2018.  At December 31, 2017, interest-bearing deposits represented 68% of total deposits while 32% represented noninterest-bearing deposits.  Total borrowings increased 37% at December 31, 2018 compared to December 31, 2017. This growth was a combination of the effects of the acquisition in addition to FHLB borrowing supplementing the deposit funding of loan growth during 2018.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $1.1 billion at December 31, 2018 compared to $564 million at December 31, 2017.   The growth in stockholders’ equity was the result of the $447 million in equity issued in connection with the WashingtonFirst acquisition in addition to net income during the period exceeding the payment of dividends.  The ratio of average equity to average assets was 12.87% for the year ended December 31, 2018, as compared to 10.51% for the year ended December 31, 2017.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

Risk-Based Capital Ratios

			Minimum
	Ratios at December 31,		Regulatory
	2018	2017	Requirements
Total Capital to risk-weighted assets	12.26%	11.85%	8.00%

Tier 1 Capital to risk-weighted assets	11.06%	10.84%	6.00%

Common Equity Tier 1 Capital to risk-weighted assets	10.90%	10.84%	4.50%

Tier 1 Leverage	9.50%	9.24%	4.00%

Regulatory capital at December 31, 2018 is comprised of tier 1 capital of $738 million and total qualifying capital of $818 million.  As of December 31, 2018, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible common equity totaled $727 million at December 31, 2018, compared to $484 million at December 31, 2017. At December 31, 2018, the ratio of tangible common equity to tangible assets has increased to 9.21% compared to 9.04% at December 31, 2017.  The initial impact on tangible common equity of the growth in intangible assets associated with the WashingtonFirst acquisition has been substantially offset during 2018 by increased net earnings.

 A reconciliation of the non-GAAP ratio of tangible equity to tangible assets and tangible book value per share are provided in the following table.

Tangible Common Equity Ratio – Non-GAAP

	December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Tangible common equity ratio:
Total stockholders' equity	$1,067,903	$563,816	$533,572	$524,427	$521,751
Accumulated other comprehensive loss	15,754	6,857	6,614	1,297	823
Goodwill	(347,149)	(85,768)	(85,768)	(84,171)	(84,171)
Other intangible assets, net	(9,788)	(580)	(680)	(138)	(510)
Tangible common equity	$726,720	$484,325	$453,738	$441,415	$437,893

Total assets	$8,243,272	$5,446,675	$5,091,383	$4,655,380	$4,397,132
Goodwill	(347,149)	(85,768)	(85,768)	(84,171)	(84,171)
Other intangible assets, net	(9,788)	(580)	(680)	(138)	(510)
Tangible assets	$7,886,335	$5,360,327	$5,004,935	$4,571,071	$4,312,451

Tangible common equity ratio	9.21%	9.04%	9.07%	9.66%	10.15%
Tangible book value per share	$20.45	$20.18	$18.98	$18.17	$17.48

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

Total non-performing loans, which exclude acquired non-performing loans, increased 23% to $36.0 million at December 31, 2018 compared to $29.3 million at December 31, 2017. This increase is the direct result of the acquisition of the WashingtonFirst loan portfolio, as several performing loans as of the acquisition date have experienced post-acquisition credit deterioration.  While the balance of non-performing loans increased, the ratio of non-performing loans to total loans decreased to 0.55% at December 31, 2018 from 0.68% at December 31, 2017 due to the increase in the size of the loan portfolio.  The diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio.  The local economic conditions and levels of non-performing loans can be influenced by any volatility being experienced in various sectors of the economy on both a regional and national level. Management monitors the performance within various sectors of the portfolio.

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

The allowance represents an estimation of the probable losses that are inherent in the loan portfolio, which excluded the acquired portfolio, as any incurred credit losses have been embedded in the determination of the fair value of the acquired loans.  The adequacy of the allowance is determined through careful and ongoing evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish an adequate allowance for loan losses.  Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.  Loans deemed uncollectible are charged-off against the allowance, while recoveries are credited to the allowance.  Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense.

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

The Company recognizes a collateral dependent lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors (such as bankruptcy, interruption of cash flows, etc.) considered at the monthly credit committee meeting. When a commercial loan is placed on non-accrual status, it is considered to be impaired and all accrued but unpaid interest is reversed.  Classification as an impaired loan is based on a determination that the Company may not collect all principal and interest payments according to contractual terms. Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential real estate and consumer loans.  Typically, all payments received on non-accrual loans are first applied to the remaining principal balance of the loans.  Any additional recoveries are credited to the allowance for loan losses.  Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific allowance on an impaired loan is warranted and, when losses are confirmed, a charge-off is taken to reduce the loan to its net realizable value. Further collateral deterioration can result in either further specific allowances being established or additional charge-offs.  When additional deterioration becomes apparent, an action plan is developed for the particular loan and an appraisal will be obtained depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation.  A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation.  The Company’s policy is to strictly adhere to regulatory appraisal standards.  If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve a specific allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process.

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

Management has established a credit process that dictates that structured procedures be performed to monitor these loans between the receipt of an original appraisal and the updated appraisal.  These procedures include the following:

•              An internal evaluation is updated periodically to include borrower financial statements and/or cash flow projections.

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was $9.0 million in 2018, $3.0 million in 2017 and $5.5 million in 2016.  The increase in the provision for 2018 as compared to 2017 reflects the organic growth in the loan portfolio year over year in addition to the impact of acquired loans being re-underwritten as they reached maturity under their original lending arrangements and ceased to be accounted for as acquired loans.   The provision for 2017 compared to compared to 2016 decreased due to the effect of the improvement in loan quality and a reduction in non-performing loans, which offset the impact of loan growth during 2017.

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

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. The Company sold $60.0 million and $39.7 million of loans on a servicing-retained basis during 2018 and 2017, respectively. Gains on these transactions were not significant for either year.  The servicing asset associated with these sales during 2018 and 2017 was $0.5 million and $0.3 million, respectively. Income earned by the Company on its loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for 2018 and 2017 was not significant.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. At December 31, 2018, and December 31, 2017, the amortized cost of the Company's mortgage loan servicing rights was $1.1 million and $697 thousand, respectively. The Company did not incur any impairment losses during 2018.

Allowance for Loan Losses

The following table presents a five-year history for the allocation of the allowance for losses.  The allowance is allocated in the following table to various loan categories based on the methodology used to estimate loan losses; however, the allocation does not restrict the usage of the allowance for any specific loan or lease category.

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Residential real estate:
Residential mortgage	$8,881	$7,273	$7,261	$6,901	$6,232
Residential construction	1,261	1,243	963	894	923
Total residential real estate	10,142	8,516	8,224	7,795	7,155
Commercial real estate:
Commercial investor	17,603	14,438	12,939	10,440	9,784
Commercial owner occupied	6,307	6,931	7,885	7,984	7,143
Commercial AD&C	5,944	3,839	4,652	4,691	4,267
Total commercial real estate	29,854	25,208	25,476	23,115	21,194

Commercial Business	11,377	9,161	7,539	6,529	5,852
Leases	-	-	-	-	9
Consumer	2,113	2,372	2,828	3,456	3,592
Total allowance	$53,486	$45,257	$44,067	$40,895	$37,802

During 2018, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers.

At December 31, 2018, total non-performing loans were $36.0 million, or 0.55% of total loans, compared to $29.3 million, or 0.68% of total loans, at December 31, 2017. The allowance represented 149% of non-performing loans at December 31, 2018 as compared to 154% at December 31, 2017. The decrease in this ratio was due primarily to the increase in the size of the loan portfolio. The allowance for loan losses as a percent of total loans was 0.81% at December 31, 2018 as compared to 1.05% at December 31, 2017.

Continued analysis of the actual loss history on problem credits in 2018 and 2017 provided an indication that the coverage of the inherent losses on problem credits was adequate. The Company continues to monitor the impact of the economic conditions on its commercial customers, the status of the underlying collateral of non-accruals, inflow in criticized loans and early stage delinquencies.  These credit metrics support management’s outlook for credit quality performance and supports the assessment of the adequacy of the allowance for loan losses.

The balance of impaired loans was $22.2 million with specific allowances of $4.9 million against those loans at December 31, 2018, as compared to $20.8 million with specific allowances of $4.0 million, at December 31, 2017.

The Company's borrowers are concentrated in central Maryland, Northern Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at December 31, 2018 and 77% of total loans at December 31, 2017.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Balance, January 1	$45,257	$44,067	$40,895	$37,802	$38,766
Provision (credit) for loan losses	9,023	2,977	5,546	5,371	(163)
Loan charge-offs:
Residential real estate:
Residential mortgage	(225)	(87)	(1,404)	(614)	(323)
Residential construction	-	-	-	-	(4)
Commercial real estate:
Commercial investor	(131)	-	(197)	(91)	(3)
Commercial owner occupied	-	(248)	-	(1,043)	(265)
Commercial AD&C	-	-	(48)	(739)	(529)
Commercial business	(449)	(1,538)	(597)	(306)	(729)
Leases	-	-	-	(4)	-
Consumer	(611)	(693)	(888)	(998)	(834)
Total charge-offs	(1,416)	(2,566)	(3,134)	(3,795)	(2,687)
Loan recoveries:
Residential real estate:
Residential mortgage	62	150	358	145	121
Residential construction	15	26	32	51	79
Commercial real estate:
Commercial investor	87	101	133	20	38
Commercial owner occupied	-	-	5	3	6
Commercial AD&C	62	103	40	580	-
Commercial business	258	94	44	475	1,477
Leases	-	-	-	-	-
Consumer	138	305	148	243	165
Total recoveries	622	779	760	1,517	1,886
Net charge-offs	(794)	(1,787)	(2,374)	(2,278)	(801)
Balance, period end	$53,486	$45,257	$44,067	$40,895	$37,802

Net charge-offs to average loans	0.01%	0.04%	0.06%	0.07%	0.03%
Allowance to total loans	0.81%	1.05%	1.12%	1.17%	1.21%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated:

	At December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans
Residential real estate
Residential mortgage	$9,336	$7,196	$7,257	$8,822	$3,012
Residential construction	159	177	195	418	1,105
Commercial real estate:
Commercial investor	5,355	5,575	8,107	8,368	8,156
Commercial owner occupied	4,234	3,582	4,823	6,340	8,941
Commercial AD&C	3,306	136	137	194	2,464
Commercial business	7,086	6,703	5,833	3,696	3,184
Consumer	4,107	2,967	2,859	2,193	1,668
Total non-accrual loans(1)	33,583	26,336	29,211	30,031	28,530

Loans 90 days past due
Residential real estate:
Residential mortgage	221	225	232	-	-
Residential construction	-	-	-	-	-
Commercial real estate:
Commercial investor	-	-	-	-	-
Commercial owner occupied	-	-	-	-	-
Commercial AD&C	-	-	-	-	-
Commercial business	49	-	-	-	-
Consumer	219	-	-	-	-
Total 90 days past due loans	489	225	232	-	-

Restructured loans (accruing)	1,942	2,788	2,489	4,467	5,497
Total non-performing loans(2), (3)	36,014	29,349	31,932	34,498	34,027
Other real estate owned, net	1,584	2,253	1,911	2,742	3,195
Total non-performing assets	$37,598	$31,602	$33,843	$37,240	$37,222

Non-performing loans to total loans	0.55%	0.68%	0.81%	0.99%	1.09%
Non-performing assets to total assets	0.46%	0.58%	0.66%	0.80%	0.85%
Allowance for loan losses to non-performing loans	148.51%	154.20%	138.00%	118.54%	111.09%

(1)      Gross interest income that would have been recorded in 2018 if non-accrual loans shown above had been current and in accordance with their original terms was $2.5 million. No interest income was accrued on these loans during the year. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.

(2)      Performing loans considered potential problem loans, as defined and identified by management, amounted to $9.0 million at December 31, 2018. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms,  well collateralized and are not believed to present significant risk of loss.  Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

(3)      Purchased credit impaired loans are not included in non-performing loans disclosure. As of December 31, 2018 these loans totaled $26.0 million.

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

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. As an example, certain money market deposit accounts are assumed to reprice at 40% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement. As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage the Bank’s net interest margin.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2018	2.74%	2.29%	2.38%	1.15%	(1.74%)	(3.15%)	N/A	N/A
December 31, 2017	(7.36%)	(4.93%)	(2.82%)	(1.13%)	(2.24%)	N/A	N/A	N/A

As shown above, measures of net interest income at risk at December 31, 2018 had improved in every interest rate change scenario from December 31, 2017. All measures remained well within prescribed policy limits. The significant improvement in the risk position from December 31, 2017 to December 31, 2018 was driven by the reduction in the assumed sensitivity of the Bank’s premier money market product to interest rate changes.  Durations of loans and deposits lengthened while securities and borrowing experience shortened durations.  Loan duration grew due to the impact of fixed loans in the loan portfolio while deposit duration grew due to the impact of a reduced decay rate.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2018	(10.23%)	(7.18%)	(3.61%)	(1.70%)	(0.77%)	(2.80%)	N/A	N/A
December 31, 2017	(21.09%)	(14.75%)	(8.58%)	(3.39%)	(0.98%)	N/A	N/A	N/A

The measure of the economic value of equity (“EVE”) at risk improved at December 31, 2018 compared to December 31, 2017 in every interest rate change scenario. The primary driver of the improvement in the EVE risk position was a result that higher market interest rates had on deposit decay assumptions, which had the effect of lengthening the durations on core deposits. The risk position also benefited from the decreased assumed sensitivity of the bank’s premier money market deposits to changes in market rates.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2018.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 63% of total interest-earning assets at December 31, 2018. In addition, loan payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

In addition to factors discussed above that can affect liquidity, the Company’s growth, mortgage banking activities and changes in the liquidity of the investment portfolio due to fluctuations in interest rates are also taken into consideration.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of December 31, 2018, provides an indication of liquidity versus requirements that the Company utilizes to determine how it will fund loans and other earning assets.

The Company has external sources of funds that can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $2.2 billion, all of which was available for borrowing based on pledged collateral, with $1.0 billion borrowed against it as of December 31, 2018. The Company also had lines of credit available from the Federal Reserve and correspondent banks of $274.9 million and $359.7 million at December 31, 2018 and 2017, respectively, collateralized by loans. In addition, the Company had unsecured lines of credit with correspondent banks of $590.0 million and $70.0 million at December 31, 2018 and 2017.  At December 31, 2018 there were no outstanding borrowings against these lines of credit.  Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2018.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2018, the Bank could have declared a dividend of $95 million to Bancorp. At December 31, 2018, Bancorp had liquid assets of $23 million.

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

Off-Balance Sheet Arrangements

With the exception of the Company’s obligations in connection with its irrevocable letters of credit and loan commitments, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors  For additional information on off-balance sheet arrangements, please see “Note 19-Financial Instruments with Off-balance Sheet Risk and Derivatives” and “Note 10-Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management”.

Contractual Obligations

The Company enters into contractual obligations in the normal course of business.  Among these obligations are FHLB advances, operating leases related to branch and administrative facilities and a long-term contract with a data processing provider.  Payments required under these obligations, are set forth in the table following as of December 31, 2018.

	Projected Maturity Date or Payment Period(1)
		Less than			After
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Retail repurchase agreements	$327,429	$327,429	$-	$-	$-
Advances from FHLB	848,611	625,969	150,142	72,500	-
Certificates of deposit	1,526,161	1,009,041	497,006	20,114	-
Operating lease obligations	61,740	11,263	29,115	16,464	4,898
Purchase obligations (2)	5,352	3,409	1,943	-	-
Total	$2,769,293	$1,977,111	$678,206	$109,078	$4,898

(1)   Assumed a seven year term for purposes of this table.

(2)   Represents payments required under contract, based on average monthly charges for 2018 with the Company’s current data processing service provider that expires in September 2020.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The information required by this item is incorporated by reference to Part II, Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Internal Control Over Financial Reporting

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The attestation reports by the Company’s independent registered public accounting firm, Ernst & Young LLP, on the Company’s internal control over financial reporting begins on the following pages.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

/s/   Ernst & Young LLP

Tysons, Virginia

February 22, 2019

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Assets
Cash and due from banks	$67,014	$55,693
Federal funds sold	609	2,845
Interest-bearing deposits with banks	33,858	53,962
Cash and cash equivalents	101,481	112,500
Residential mortgage loans held for sale (at fair value)	22,773	9,848
Investments available-for-sale (at fair value)	937,335	729,507
Other equity securities	73,389	45,518
Total loans	6,571,634	4,314,248
Less: allowance for loan losses	(53,486)	(45,257)
Net loans	6,518,148	4,268,991
Premises and equipment, net	61,942	54,761
Other real estate owned	1,584	2,253
Accrued interest receivable	24,609	15,480
Goodwill	347,149	85,768
Other intangible assets, net	9,788	580
Other assets	145,074	121,469
Total assets	$8,243,272	$5,446,675

Liabilities
Noninterest-bearing deposits	$1,750,319	$1,264,392
Interest-bearing deposits	4,164,561	2,699,270
Total deposits	5,914,880	3,963,662
Securities sold under retail repurchase agreements and federal funds purchased	327,429	119,359
Advances from FHLB	848,611	765,833
Subordinated debentures	37,425	-
Accrued interest payable and other liabilities	47,024	34,005
Total liabilities	7,175,369	4,882,859

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding 35,530,734 and
23,996,293 at December 31, 2018 and 2017, respectively	35,531	23,996
Additional paid in capital	606,573	168,188
Retained earnings	441,553	378,489
Accumulated other comprehensive loss	(15,754)	(6,857)
Total stockholders' equity	1,067,903	563,816
Total liabilities and stockholders' equity	$8,243,272	$5,446,675

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016
Interest Income:
Interest and fees on loans	$293,131	$172,091	$150,868
Interest on loans held for sale	1,245	279	387
Interest on deposits with banks	1,304	410	213
Interest and dividends on investment securities:
Taxable	20,516	13,881	11,500
Exempt from federal income taxes	7,855	8,111	7,583
Interest on federal funds sold	31	27	5
Total interest income	324,082	194,799	170,556
Interest Expense:
Interest on deposits	39,139	13,256	8,161
Interest on retail repurchase agreements and federal funds purchased	1,169	337	290
Interest on advances from FHLB	21,408	12,426	11,610
Interest on subordinated debt	1,921	12	943
Total interest expense	63,637	26,031	21,004
Net interest income	260,445	168,768	149,552
Provision for loan losses	9,023	2,977	5,546
Net interest income after provision for loan losses	251,422	165,791	144,006
Non-interest Income:
Investment securities gains	190	1,273	1,932
Service charges on deposit accounts	9,324	8,298	7,953
Mortgage banking activities	7,073	2,734	4,049
Wealth management income	21,284	19,146	17,805
Insurance agency commissions	6,158	6,231	5,408
Income from bank owned life insurance	4,327	2,403	2,462
Bank card fees	5,567	4,827	4,674
Other income	7,126	6,331	6,759
Total non-interest income	61,049	51,243	51,042
Non-interest Expenses:
Salaries and employee benefits	96,998	73,132	71,354
Occupancy expense of premises	18,352	13,053	12,960
Equipment expenses	9,335	7,015	6,883
Marketing	3,924	3,119	2,851
Outside data services	6,603	5,486	5,377
FDIC insurance	5,095	3,305	2,741
Amortization of intangible assets	2,162	101	130
Merger expenses	11,766	4,252	-
Other expenses	25,548	19,636	20,762
Total non-interest expenses	179,783	129,099	123,058
Income before income taxes	132,688	87,935	71,990
Income tax expense	31,824	34,726	23,740
Net income	$100,864	$53,209	$48,250

Net Income Per Share Amounts:
Basic net income per share	$2.82	$2.20	$2.00
Diluted net income per share	$2.82	$2.20	$2.00
Dividends declared per share	$1.10	$1.04	$0.98

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income	$100,864	$53,209	$48,250
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized losses on investments available-for-sale	(9,925)	(294)	(6,246)
Related income tax benefit	2,600	108	2,484
Net investment gains reclassified into earnings	(190)	(1,273)	(1,932)
Related income tax expense	50	504	770
Net effect on other comprehensive loss	(7,465)	(955)	(4,924)

Defined benefit pension plan:
Recognition of unrealized gain (loss)	135	1,202	(651)
Related income tax (expense) benefit	(90)	(490)	258
Net effect on other comprehensive income (loss)	45	712	(393)
Total other comprehensive loss	(7,420)	(243)	(5,317)
Comprehensive income	$93,444	$52,966	$42,933

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Operating activities:
Net income	$100,864	$53,209	$48,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,516	7,976	7,958
Provision for loan losses	9,023	2,977	5,546
Share based compensation expense	2,645	2,164	2,139
Deferred income tax expense	5,655	6,089	349
Origination of loans held for sale	(416,337)	(142,877)	(196,726)
Proceeds from sales of loans held for sale	441,023	149,367	239,705
Gains on sales of loans held for sale	(11,699)	(3,403)	(3,877)
(Gain)/loss on sales of other real estate owned	200	(68)	48
Investment securities gains	(190)	(1,273)	(1,932)
Tax benefits associated with share based compensation	299	1,809	125
Net increase in accrued interest receivable	(2,622)	(891)	(1,146)
Net (increase)/decrease in other assets	5,020	(9,829)	(5,134)
Net increase in accrued expenses and other liabilities	(2,721)	(1,007)	(2,932)
Other – net	3,970	5,174	(1,873)
Net cash provided by operating activities	147,646	69,417	90,500
Investing activities:
Proceeds (purchases) of other equity securities	(8,784)	576	(4,758)
Purchases of investments available-for-sale	(161,349)	(125,028)	(287,211)
Proceeds from sales of investment available-for-sale	117,354	2,251	40,863
Proceeds from maturities, calls and principal payments of investments held-to-maturity	-	-	5,004
Proceeds from maturities, calls and principal payments of investments available-for-sale	106,114	123,762	298,803
Net increase in loans	(641,521)	(427,773)	(469,942)
Proceeds from the sales of other real estate owned	1,151	1,275	1,393
Proceeds from sale of loans held for investment	59,945	40,031	-
Acquisition of business activity, net of cash paid	32,487	-	(1,347)
Expenditures for premises and equipment	(10,401)	(7,441)	(5,798)
Net cash used in investing activities	(505,004)	(392,347)	(422,993)
Financing activities:
Net increase in deposits	340,376	386,118	313,814
Net increase/(decrease) in retail repurchase agreements and federal funds purchased	201,184	(5,760)	15,974
Proceeds from advances from FHLB	5,477,000	3,965,000	2,665,000
Repayment of advances from FHLB	(5,633,579)	(3,989,167)	(2,560,000)
Retirement of subordinated debt	-	(30,000)	(5,000)
Proceeds from issuance of common stock	1,395	1,200	1,580
Stock rendered for payment of withholding taxes	(760)	(952)	(683)
Repurchase of Common Stock	-	-	(13,273)
Dividends paid	(39,277)	(25,134)	(23,676)
Net cash provided by financing activities	346,339	301,305	393,736
Net increase (decrease) in cash and cash equivalents	(11,019)	(21,625)	61,243
Cash and cash equivalents at beginning of year	112,500	134,125	72,882
Cash and cash equivalents at end of year	$101,481	$112,500	$134,125

Supplemental Disclosures:
Interest payments	$60,504	$26,377	$21,377
Income tax payments	25,664	31,738	22,331
Transfers of investments from held-to-maturity to available-for-sale	-	-	203,118
Transfers from loans to residential mortgage loans held for sale	60,043	39,744	36,867
Transfers from loans to other real estate owned	289	1,588	637
The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

`					Accumulated
			Additional		Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)		Stock	Capital	Earnings	Income (Loss)	Equity
	Balances at January 1, 2016	$24,296	$175,588	$325,840	$(1,297)	$524,427
	Net income	-	-	48,250	-	48,250
	Other comprehensive loss, net of tax	-	-	-	(5,317)	(5,317)
	Common stock dividends - $0.98 per share	-	-	(23,676)	-	(23,676)
	Stock compensation expense	-	2,264	-	-	2,264
	Common stock issued pursuant to:
	Stock option plan - 44,067 shares	44	672	-	-	716
	Directors stock purchase plan - 258 shares	-	7	-	-	7
	Employee stock purchase plan - 23,779 shares	24	567	-	-	591
	Restricted stock - 49,468 shares	49	(466)	-	-	(417)
	Purchase of treasury shares - 512,459 shares	(512)	(12,761)	-	-	(13,273)
	Balances at December 31, 2016	23,901	165,871	350,414	(6,614)	533,572
	Net income	-	-	53,209	-	53,209
	Other comprehensive loss, net of tax	-	-	-	(243)	(243)
	Common stock dividends - $1.04 per share	-	-	(25,134)	-	(25,134)
	Stock compensation expense	-	2,164	-	-	2,164
	Common stock issued pursuant to:
	Stock option plan - 30,567 shares	31	562	-	-	593
	Employee stock purchase plan - 17,578 shares	17	590	-	-	607
	Restricted stock - 47,064 shares	47	(999)	-	-	(952)
	Balances at December 31, 2017	23,996	168,188	378,489	(6,857)	563,816
	Net income	-	-	100,864	-	100,864
	Other comprehensive loss, net of tax	-	-	-	(7,420)	(7,420)
	Common stock dividends - $1.10 per share	-	-	(39,277)	-	(39,277)
	Stock compensation expense	-	2,645	-	-	2,645
	Common stock issued pursuant to:
	Acquisition of WashingtonFirst - 11,446,197 shares	11,446	435,194	-	-	446,640
	Stock option plan - 20,888 shares	21	420	-	-	441
	Employee stock purchase plan - 28,996 shares	29	925	-	-	954
	Restricted stock - 38,360 shares	39	(799)	-	-	(760)
	Reclassification of tax effects from other comprehensive income	-	-	1,477	(1,477)	-
	Balances at December 31, 2018	$35,531	$606,573	$441,553	$(15,754)	$1,067,903

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

Revenue from Contracts with Customers

The Company’s revenue includes net interest income on financial instruments and non-interest income. Specific categories of revenue are presented in the Consolidated Statements of Income. Most of the Company’s revenue is not within the scope of Accounting Standard Update (ASU) No. 2014-09 – Revenue from Contracts with Customers. For revenue within the scope of ASU 2014-09, the Company provides services to customers and has related performance obligations. The revenue from such services is recognized upon satisfaction of all contractual performance obligations. The following discusses key revenue streams within the scope of the new revenue recognition guidance.

Wealth Management Income

West Financial Services, Inc., a subsidiary of the Bank, provides comprehensive investment management and financial planning services. Wealth management income is comprised of income for providing trust, estate and investment management services. Trust services include acting as a trustee for corporate or personal trusts. Investment management services include investment management, record-keeping and reporting of security portfolios. Fees for these services are recognized based on a contractually-agreed fixed percentage applied to net assets under management at the end of each reporting period. The Company does not charge or recognize any performance based fees.

Insurance Agency Commissions

Sandy Spring Insurance, a subsidiary of the Bank, performs the function of an insurance intermediary by introducing the policyholder and insurer and is compensated by a commission fee for placement of an insurance policy. Sandy Spring Insurance does not provide any captive management services or any claim handling services. Commission fees are set as a percentage of the premium for the insurance policy for which Sandy Spring Insurance is a producer. The Company recognizes revenue when the insurance policy has been contractually agreed to by the insurer and policyholder (at transaction date).

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

Loan Financing Receivables

The Company’s financing receivables consist primarily of loans that are stated at their principal balance outstanding net of any unearned income and deferred fees and costs. Loans acquired in business combinations with no evidence of credit deterioration as of the acquisition date are recorded at fair value. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

  the financial condition of the borrower;
  reliability and sources of the cash flows;
  absorption or vacancy rates; and
  deterioration of related collateral.

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

  trends in delinquencies and other non-performing loans;
  changes in the risk profile related to large loans in the portfolio;
  changes in the categories of loans comprising the loan portfolio;
  concentrations of loans to specific industry segments;
  changes in economic conditions on both a local and national level;
  changes in the Company’s credit administration and loan portfolio management processes; and
  the quality of the Company’s credit risk identification processes.

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

  the borrower’s overall financial condition;
  resources and payment record;
  demonstrated or documented support available from financial guarantors; and
  the adequacy of collateral value and the ultimate realization of that value at liquidation.

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

Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company assesses qualitative factors on a quarterly basis. Based on the assessment of these qualitative factors, if it is determined that it is more likely than not that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that it is more likely than not that the carrying value exceeds the fair value the first step, described above, of the two-step process must be performed.  At December 31, 2018 and 2017 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

Interest Rate Swap Agreements

The Company enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans.  These swaps are matched in exact offsetting terms to swaps that the Company enters into with an outside third party.  The swaps are reported at fair value in other assets or other liabilities. The Company's swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income.  Further discussion of the Company's financial derivatives is set forth in Note 19 to the Consolidated Financial Statements.

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

The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns by the Internal Revenue Service, as well as all of the states where it conducts business, for the years ending after December 31, 2015.  There are currently no examinations in process as of December 31, 2018.

Adopted Accounting Pronouncement

The FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic  606), in May 2014, which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The Company’s revenue is comprised of net interest income and non-interest income. The guidance does not apply to revenue associated with financial instruments, net interest income, mortgage origination and servicing activities, and gains and losses from securities. Accordingly, the majority of the Company’s revenues have not been affected. The following revenue streams were identified to be in scope of ASC 606: 1) wealth management income; 2) insurance agency commissions; and 3) service charges on deposit accounts. The Company adopted the standard on January 1, 2018 using the modified retrospective adoption method. The Company’s accounting policies and revenue recognition principles did not change materially as the principles of ASC 606 were largely consistent with the current revenue recognition practices.

The FASB issued Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in February 2018. The guidance permits entities to reclassify from accumulated other comprehensive income (“OCI”) to retained earnings stranded income tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. The Company made the election to adopt this guidance during the first quarter of 2018 and reclassified $1.5 million of stranded income tax effects from OCI to retained earnings. The Company made the adjustment between OCI and retained earnings in the Consolidated Statements of Changes in Stockholders’ Equity as of the beginning of the current reporting period.

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

The FASB issued Update No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, in June 2016. This guidance changes the impairment model for most financial assets measured at amortized cost and certain other instruments. Entities will be required to use an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current condition and reasonable and supportable forecasts.  This will result in earlier recognition of loss allowances in most instances. Credit losses related to available-for-sale debt securities (regardless of whether the impairment is considered to be other-than-temporary) will be measured in a manner similar to the present, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities. With respect to trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures, the guidance requires that an entity estimate its lifetime expected credit loss and record an allowance resulting in the net amount expected to be collected to be reflected as the financial asset.  Entities are also required to provide significantly more disclosures, including information used to track credit quality by year of origination for most financing receivables. This guidance is effective for public business entities for the first interim or annual period beginning after December 15, 2019. The standard’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption by public business entities is permitted for the first interim or annual period beginning after December 15, 2018. The Company assessed the guidance and has identified the available historical loan level information and completed a data gap analysis. The Company is in process of reviewing various calculation methodologies and the approximate impact on the Company’s financial position, results of operations and cash flows.

The FASB issued Update No. 2016-02, Leases, in February 2016. From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The guidance also eliminates the current real estate-specific provision and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs. For public entities, this guidance is effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. The Company assessed this guidance and collected relevant terms for each of its lease agreements. The Company concluded that all of its leases will be classified as operating leases. The Company has estimated its Lease Liability and Right of Use Asset will be in the range of approximately $110 million to $130 million. The Company does not expect that the adoption of the new standard will have a material impact on its Consolidated Statements of Income.

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

WashingtonFirst, headquartered in Reston, Virginia, had 19 community banking offices throughout the Washington D.C. metropolitan region and approximately $2.1 billion in assets as of December 31, 2017. In addition, WashingtonFirst provided wealth management services through its subsidiary, 1st Portfolio Wealth Advisors, and mortgage banking services through the bank’s subsidiary, WashingtonFirst Mortgage Corporation.

The acquisition of WashingtonFirst is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. During the current year, management recorded re-measurement period adjustments to goodwill, fair value of the acquired loan portfolio and deferred taxes in the total amount of $4.2 million. The amount of goodwill recognized as of the Acquisition Date was approximately $261.4 million.

The consideration paid for WashingtonFirst's common equity and the provisional fair values of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

(In thousands)	January 1, 2018
Purchase Price:
Fair value of common shares issued (11,446,197 shares) based on Sandy Spring's share price of $39.02	$446,640
Cash for fractional shares	10
Total purchase price	$446,650

Identifiable assets:
Cash and cash equivalents	$32,497
Residential mortgage loans held for sale	25,789
Investment securities	302,321
Loans	1,676,191
Premises and equipment	4,602
Other Real Estate Owned	497
Accrued Interest Receivable	6,648
Other Intangible assets	11,370
Other Assets	37,014
Total identifiable assets	$2,096,929

Identifiable liabilities:
Deposits	$1,610,327
Borrowings	283,808
Other Liabilities	17,525
Total identifiable liabilities	$1,911,660

Fair value of net assets acquired including identifiable intangible assets	185,269
Goodwill	$261,381

Note 3 – Cash and Due from Banks

The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2018 was $70.0 million and in 2017 was $37.4 million.

Note 4 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at December 31 are presented in the following table:

	2018				2017
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. treasuries and government agencies	$300,338	$370	$(4,030)	$296,678	$109,349	$-	$(2,781)	$106,568
State and municipal	280,725	2,080	(781)	282,024	306,109	6,313	(169)	312,253
Mortgage-backed and asset-backed	355,267	653	(7,405)	348,515	302,664	1,585	(4,209)	300,040
Corporate debt	9,100	140	-	9,240	9,100	332	-	9,432
Trust preferred	310	-	-	310	931	71	-	1,002
Total debt securities	945,740	3,243	(12,216)	936,767	728,153	8,301	(7,159)	729,295
Marketable equity securities	568	-	-	568	212	-	-	212
Total investments available-for-sale	$946,308	$3,243	$(12,216)	$937,335	$728,365	$8,301	$(7,159)	$729,507

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal or mortgage-backed and asset-backed securities at December 31, 2018 are the result of changes in interest rates.  These declines are considered temporary in nature and will decline over time and recover as these securities approach maturity.

The mortgage-backed and asset backed portfolio at December 31, 2018 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($120.8 million), GNMA, FNMA or FHLMC mortgage-backed securities ($175.2 million) and SBA asset-backed securities ($52.5 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

During the first quarter of 2018, the Company sold a pooled trust preferred security for an insignificant gain. This security had incurred credit related other-than-temporary impairment, which was recognized in periods prior to 2017.

Gross unrealized losses and fair values by length of time that individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following table:

	2018
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	33	$194,135	$452	$3,578	$4,030
State and municipal	80	78,232	569	212	781
Mortgage-backed and asset-backed	110	308,254	1,592	5,813	7,405
Total	223	$580,621	$2,613	$9,603	$12,216

	2017
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	13	$106,568	$545	$2,236	$2,781
State and municipal	20	18,228	107	62	169
Mortgage-backed	46	221,621	402	3,807	4,209
Total	79	$346,417	$1,054	$6,105	$7,159

The amortized cost and estimated fair values of debt securities available-for-sale by contractual maturity at December 31 are provided in the following table.  The Company has allocated mortgage-backed and asset-backed securities into the four maturity groupings reflected in the following table using the expected average life of the individual securities based on statistics provided by independent third party industry sources.  Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	2018		2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$63,482	$63,747	$12,789	$12,889
Due after one year through five years	277,297	276,830	180,109	184,264
Due after five years through ten years	212,825	210,386	228,484	227,688
Due after ten years	392,136	385,804	306,771	304,454
Total debt securities available-for-sale	$945,740	$936,767	$728,153	$729,295

At December 31, 2018 and 2017, investments available-for-sale with a book value of $477.3 million and $431.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. government agency securities, exceeded ten percent of stockholders' equity at December 31, 2018 and 2017.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	2018	2017
Federal Reserve Bank stock	$22,456	$8,398
Federal Home Loan Bank of Atlanta stock	50,933	37,120
Total equity securities	$73,389	$45,518

Securities gains

Gross realized gains and losses on all investments for the years ended December 31 are presented in the following table:

(In thousands)	2018	2017	2016
Gross realized gains from sales of investments available-for-sale	$2,519	$-	$1,491
Gross realized losses from sales of investments available-for-sale	(2,343)	-	-
Net gains from calls of investments available-for-sale	14	32	440
Net gains from calls of investments held-to-maturity	-	-	1
Gross realized gains from sales of equity securities	-	1,241	-
Net securities gains	$190	$1,273	$1,932

Note 5 – Loans

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

Outstanding loan balances at December 31, 2018 and 2017 are net of unearned income including net deferred loan costs of $0.9 million and $1.8 million, respectively.

The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2018	2017
Residential real estate:
Residential mortgage	$1,228,247	$921,435
Residential construction	186,785	176,687
Commercial real estate:
Commercial owner occupied real estate	1,202,903	857,196
Commercial investor real estate	1,958,395	1,112,710
Commercial AD&C	681,201	292,443
Commercial Business	796,264	497,948
Consumer	517,839	455,829
Total loans	$6,571,634	$4,314,248

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

The fair value of the financial assets acquired in the WashingtonFirst transaction included loans receivable with a gross amortized cost basis of $1.7 billion. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. Interest and credit fair value adjustments related to loans acquired without evidence of credit quality deterioration are accreted or amortized into interest income over the remaining expected lives of the loans. The specific credit adjustment on acquired credit impaired loans includes accretable and non-accretable components. During the current year, management recorded a re-measurement period adjustment to goodwill and fair value of the acquired loan portfolio in the total amount of $7.5 million, as the Company concluded its assessment of the credit quality of the acquired loan portfolio from WashingtonFirst. Of the $14.5 million specific credit mark on acquired credit impaired loans, approximately $4.0 million was estimated to be an accretable adjustment recognized over the remaining expected lives of the loans and $10.5 million non-accretable adjustment.

In conjunction with the WashingtonFirst acquisition, the acquired loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	January 1, 2018
Gross amortized cost basis at January 1, 2018	$1,697,760
Interest rate fair value adjustment	15,370
Credit fair value adjustment on pools of homogeneous loans	(22,421)
Credit fair value adjustment on purchased credit impaired loans	(14,518)
Fair value of acquired loan portfolio at January 1, 2018	$1,676,191

The following table presents the acquired credit impaired loans receivable as of the Acquisition Date:

(Dollars in thousands)	January 1, 2018
Contractual principal and interest at acquisition	$49,412
Contractual cash flows not expected to be collected (Nonaccretable yield)	(17,915)
Expected cash flows at acquisition	31,497
Interest component of expected cash flows (Accretable yield)	(3,988)
Fair value of purchased credit impaired loans	$27,509

The outstanding balance of purchased credit impaired loans receivable totaled $41.9 million and $26.0 million at January 1, 2018 and December 31, 2018, respectively. The fair value of purchased credit impaired loans was $15.3 million at December 31, 2018. The decrease in the loans receivable and fair value amounts since the acquisition date was driven primarily by the settlement of two purchased credit impaired loans during the current year. Liquidation of the collateral resulted in full pay-off of the outstanding principal balances of $12.4 million and the related release of accretable and non-accretable adjustments into interest income in the total amounts of $0.9 million and $1.3 million, respectively.

Activity for the accretable yield since the Acquisition Date was as follows:

For the Year Ended December 31, 2018
(Dollars in thousands)
Accretable yield at the beginning of the period	$-
Addition of accretable yield due to acquisition	3,988
Accretion into interest income	(1,860)
Disposals (including maturities, foreclosures, and charge-offs)	(849)
Accretable yield at the end of the period.	$1,279

Loans to Related Parties

Certain directors and executive officers have loan transactions with the Company. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during the periods indicated:

(In thousands)	2018	2017	2016
Balance at January 1	$36,712	$41,988	$21,050
Additions	21,871	6,140	21,355
Repayments	(4,375)	(11,416)	(417)
Balance at December 31	$54,208	$36,712	$41,988

Note 6 – CREDIT QUALITY ASSESSMENT

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

Summary information on the allowance for loan loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2018	2017	2016
Balance at beginning of year	$45,257	$44,067	$40,895
Provision for loan losses	9,023	2,977	5,546
Loan charge-offs	(1,416)	(2,566)	(3,134)
Loan recoveries	622	779	760
Net charge-offs	(794)	(1,787)	(2,374)
Balance at period end	$53,486	$45,257	$44,067

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the years ended December 31:

	2018
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$8,711	$3,501	$14,970	$7,178	$2,383	$7,268	$1,246	$45,257
Provision (credit)	2,857	2,381	2,677	(871)	203	1,776	-	9,023
Charge-offs	(449)	-	(131)	-	(611)	(225)	-	(1,416)
Recoveries	258	62	87	-	138	62	15	622
Net (charge-offs)/ recoveries	(191)	62	(44)	-	(473)	(163)	15	(794)
Balance at end of period	$11,377	$5,944	$17,603	$6,307	$2,113	$8,881	$1,261	$53,486

Total loans	$796,264	$681,201	$1,958,395	$1,202,903	$517,839	$1,228,247	$186,785	$6,571,634
Allowance for loans to total loans ratio	1.43%	0.87%	0.90%	0.52%	0.41%	0.72%	0.68%	0.81%

Balance of loans specifically evaluated for impairment	$7,586	$3,306	$5,355	$4,234	na.	$1,729	$-	$22,210
Allowance for loans specifically evaluated for impairment	$3,594	$-	$1,207	$123	na.	$-	$-	$4,924
Specific allowance to specific loans ratio	47.38%	na.	22.54%	2.91%	na.	na.	na.	22.17%

Balance of loans collectively evaluated	$788,678	$677,895	$1,953,040	$1,198,669	$517,839	$1,226,518	$186,785	$6,549,424
Allowance for loans collectively evaluated	$7,783	$5,944	$16,396	$6,184	$2,113	$8,881	$1,261	$48,562
Collective allowance to collective loans ratio	0.99%	0.88%	0.84%	0.52%	0.41%	0.72%	0.68%	0.74%

Balance of loans acquired with deterioriated credit quality	$8,155	$-	$14,328	$2,182	$1,272	$10	$-	$25,947
Allowance for loans acquired with deterioriated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Allowance for loans acquired with deterioriated credit quality ratio	-	-	-	-	-	-	-	-

	2017
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$7,539	$4,652	$12,939	$7,885	$2,828	$7,261	$963	$44,067
Provision (credit)	2,616	(1,254)	1,930	(459)	(57)	(56)	257	2,977
Charge-offs	(1,538)	-	-	(248)	(693)	(87)	-	(2,566)
Recoveries	94	103	101	-	305	150	26	779
Net (charge-offs)/ recoveries	(1,444)	103	101	(248)	(388)	63	26	(1,787)
Balance at end of period	$8,711	$3,501	$14,970	$7,178	$2,383	$7,268	$1,246	$45,257

Total loans	$497,948	$292,443	$1,112,710	$857,196	$455,829	$921,435	$176,687	$4,314,248
Allowance for loans total loans ratio	1.75%	1.20%	1.35%	0.84%	0.52%	0.79%	0.71%	1.05%

Balance of loans specifically evaluated for impairment	$8,105	$136	$5,575	$4,078	na.	$2,915	$-	$20,809
Allowance for loans specifically evaluated for impairment	$3,220	$-	$663	$131	na.	$-	$-	$4,014
Specific allowance to specific loans ratio	39.73%	na.	11.89%	3.21%	na.	na.	na.	19.29%

Balance of loans collectively evaluated	$489,843	$292,307	$1,107,135	$853,118	$455,829	$918,520	$176,687	$4,293,439
Allowance for loans collectively evaluated	$5,491	$3,501	$14,307	$7,047	$2,383	$7,268	$1,246	$41,243
Collective allowance to collective loans ratio	1.12%	1.20%	1.29%	0.83%	0.52%	0.79%	0.71%	0.96%

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions to a borrower experiencing financial difficulty are considered trouble debt restructured loans. All restructurings that constitute concessions to a troubled borrower are considered impaired loans that may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category if the borrower is no longer experiencing financial difficulty, a re-underwriting event took place and the revised loan terms of the subsequent restructuring agreement are considered to be consistent with terms that can be obtained in the credit market for loans with comparable credit risk.  At December 31, 2018, restructured loans totaled $7.4 million, of which $2.0 million were accruing and $5.4 million were non-accruing.  Commitments to lend additional funds on loans that have been restructured at December 31, 2018 were insignificant. Restructured loans at December 31, 2017 totaled $9.0 million, of which $2.8 million were accruing and $6.2 million were non-accruing.  Commitments to lend additional funds on loans that have been restructured at December 31, 2017 were insignificant.

The following table provides summary information regarding impaired loans at December 31 and for the years then ended:

(In thousands)	2018	2017	2016
Impaired loans with a specific allowance	$12,876	$11,693	$13,563
Impaired loans without a specific allowance	9,334	9,116	10,529
Total impaired loans	$22,210	$20,809	$24,092

Allowance for loan losses related to impaired loans	$4,924	$4,014	$4,825
Allowance for loan related to loans collectively evaluated	48,562	41,243	39,242
Total allowance for loan losses	$53,486	$45,257	$44,067

Average impaired loans for the period	$20,211	$23,179	$26,382
Contractual interest income due on impaired loans during the period	$2,513	$2,314	$2,082
Interest income on impaired loans recognized on a cash basis	$506	$754	$511
Interest income on impaired loans recognized on an accrual basis	$138	$169	$186

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at December 31 for the years indicated:

	2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,126	$-	$5,117	$767	$-	$10,010
Restructured accruing	328	-	-	-	-	328
Restructured non-accruing	1,766	-	-	772	-	2,538
Balance	$6,220	$-	$5,117	$1,539	$-	$12,876

Allowance	$3,594	$-	$1,207	$123	$-	$4,924

Impaired loans without a specific allowance
Non-accruing	$220	$3,170	$238	$1,216	$-	$4,844
Restructured accruing	172	-	-	-	1,442	1,614
Restructured non-accruing	974	136	-	1,479	287	2,876
Balance	$1,366	$3,306	$238	$2,695	$1,729	$9,334

Total impaired loans
Non-accruing	$4,346	$3,170	$5,355	$1,983	$-	$14,854
Restructured accruing	500	-	-	-	1,442	1,942
Restructured non-accruing	2,740	136	-	2,251	287	5,414
Balance	$7,586	$3,306	$5,355	$4,234	$1,729	$22,210

Unpaid principal balance in total impaired loans	$11,056	$4,419	$9,909	$6,656	$3,081	$35,121

	2018

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,685	$770	$5,696	$3,823	$2,237	$20,211
Contractual interest income due on impaired loans during the period	$858	$495	$610	$407	$143
Interest income on impaired loans recognized on a cash basis	$215	$-	$20	$175	$96
Interest income on impaired loans recognized on an accrual basis	$63	$-	$-	$-	$75

	2017
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,516	$-	$5,157	$-	$-	$9,673
Restructured accruing	1,129	-	-	-	-	1,129
Restructured non-accruing	108	-	-	783	-	891
Balance	$5,753	$-	$5,157	$783	$-	$11,693

Allowance	$3,220	$-	$663	$131	$-	$4,014

Impaired loans without a specific allowance
Non-accruing	$391	$-	$418	$1,318	$-	$2,127
Restructured accruing	273	-	-	496	890	1,659
Restructured non-accruing	1,688	136	-	1,481	2,025	5,330
Balance	$2,352	$136	$418	$3,295	$2,915	$9,116

Total impaired loans
Non-accruing	$4,907	$-	$5,575	$1,318	$-	$11,800
Restructured accruing	1,402	-	-	496	890	2,788
Restructured non-accruing	1,796	136	-	2,264	2,025	6,221
Balance	$8,105	$136	$5,575	$4,078	$2,915	$20,809

Unpaid principal balance in total impaired loans	$11,263	$1,248	$10,166	$6,331	$3,681	$32,689

	2017

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,903	$137	$6,835	$5,336	$2,968	$23,179
Contractual interest income due on impaired loans during the period	$828	$333	$669	$400	$84
Interest income on impaired loans recognized on a cash basis	$204	$-	$24	$394	$132
Interest income on impaired loans recognized on an accrual basis	$111	$-	$-	$26	$32

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at December 31 for the years indicated:

	2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans (1)	$7,086	$3,306	$5,355	$4,234	$4,107	$9,336	$159	$33,583
Loans 90 days past due	49	-	-	-	219	221	-	489
Restructured loans	500	-	-	-	-	1,442	-	1,942
Total non-performing loans	7,635	3,306	5,355	4,234	4,326	10,999	159	36,014
Other real estate owned	39	315	409	-	-	821	-	1,584
Total non-performing assets	$7,674	$3,621	$5,764	$4,234	$4,326	$11,820	$159	$37,598
(1) Includes $3.2 million of Commercial acquisition, development and construction loans and $1.3 million of Consumer loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

	2017
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$6,703	$136	$5,575	$3,582	$2,967	$7,196	$177	$26,336
Loans 90 days past due	-	-	-	-	-	225	-	225
Restructured loans	1,402	-	-	496	-	890	-	2,788
Total non-performing loans	8,105	136	5,575	4,078	2,967	8,311	177	29,349
Other real estate owned	39	365	-	400	-	1,449	-	2,253
Total non-performing assets	$8,144	$501	$5,575	$4,478	$2,967	$9,760	$177	$31,602

	2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$2,737	$474	$3,041	$433	$3,871	$8,181	$3,226	$21,963
61-90 days	-	-	789	-	1,477	2,517	-	4,783
> 90 days	49	-	-	-	219	221	-	489
Total past due	2,786	474	3,830	433	5,567	10,919	3,226	27,235
Non-accrual loan (1)	7,086	3,306	5,355	4,234	4,107	9,336	159	33,583
Loans acquired with deteriorated credit quality	8,155	-	14,328	2,182	1,272	10	-	25,947
Current loans	778,237	677,421	1,934,882	1,196,054	506,893	1,207,982	183,400	6,484,869
Total loans	$796,264	$681,201	$1,958,395	$1,202,903	$517,839	$1,228,247	$186,785	$6,571,634

(1) Includes $3.2 million of Commercial acquisition, development and construction loans and $1.3 million of Consumer loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

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

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at December 31 for the years indicated:

	2018
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$773,958	$677,574	$1,934,886	$1,189,903	$4,576,321
Special Mention (1)	1,942	321	3,826	2,738	8,827
Substandard (2)	20,364	3,306	19,683	10,262	53,615
Doubtful	-	-	-	-	-
Total	$796,264	$681,201	$1,958,395	$1,202,903	$4,638,763

(1) Includes $3.9 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.
(2) Includes $24.3 million of purchased credit impaired loans acquired from WashingtonFirst and $7.2 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

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

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at December 31 for the years indicated:

	2018
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$513,513	$1,217,248	$186,626	$1,917,387
Non-performing:
90 days past due	219	221	-	440
Non-accruing (1)	4,107	9,336	159	13,602
Restructured loans	-	1,442	-	1,442
Total	$517,839	$1,228,247	$186,785	$1,932,871
(1) Includes $1.3 million of Consumer loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

	2017
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$452,862	$913,124	$176,510	$1,542,496
Non-performing:
90 days past due	-	225	-	225
Non-accruing	2,967	7,196	177	10,340
Restructured loans	-	890	-	890
Total	$455,829	$921,435	$176,687	$1,553,951

During the year ended December 31, 2018, the Company restructured $1.6 million in loans that were designated as troubled debt restructurings.  Modifications consisted principally of interest rate concessions.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2018 have specific reserves of $0.6 million at December 31, 2018.  For the year ended December 31, 2017, the Company restructured $2.1 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2017 had specific reserves of $0.2 million at December 31, 2017.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Year Ended December 31, 2018
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

Other Real Estate Owned

Other real estate owned totaled $1.6 million and $2.3 million at December 31, 2018 and 2017, respectively.  At December 31, 2018, $0.8 million of the other real estate owned was comprised of consumer mortgage loans.  There was one consumer mortgage loan secured by a residential real estate property in the total amount of $0.2 million for which formal foreclosure proceedings were in process as of December 31, 2018.

Note 7 – Premises and Equipment

Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2018	2017
Land	$10,160	$10,160
Buildings and leasehold improvements	69,620	64,278
Equipment	44,802	37,452
Total premises and equipment	124,582	111,890
Less: accumulated depreciation and amortization	(62,640)	(57,129)
Net premises and equipment	$61,942	$54,761

Depreciation and amortization expense for premises and equipment amounted to $7.2 million, $5.3 million and $5.3 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.

Total rental expense of premises and equipment, net of rental income, for the years ended December 31, 2018, 2017 and 2016 was $12.8 million, $7.9 million, and $7.6 million, respectively. Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises.

Future minimum lease payments, including any additional rents due to escalation clauses, for all non-cancelable operating leases within the years ending December 31 are presented in the table below:

Operating
(In thousands)	Leases
2019	$11,263
2020	10,890
2021	9,880
2022	8,345
2023	7,534
Thereafter	13,828
Total minimum lease payments	$61,740

Note 8 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2018			Weighted	2017			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$10,678	$(1,941)	$8,737	9.0 years	$-	$-	$-	-
Other identifiable intangibles	$1,478	$(427)	$1,051	10.6 years	$786	$(206)	$580	13.1 years
Total amortizing intangible assets	$12,156	$(2,368)	$9,788		$786	$(206)	$580

Goodwill	$347,149		$347,149		$85,768		$85,768

The following table presents the net carrying amount of goodwill by segment for the periods indicated:

	Community		Investment
(In thousands)	Banking	Insurance	Management	Total
Balance December 31, 2016	$69,991	$6,788	$8,989	$85,768
No Activity	-	-	-	-
Balance December 31, 2017	69,991	6,788	8,989	85,768
Acquisition of WashingtonFirst Bankshares Inc.	261,182	-	199	261,381
Balance December 31, 2018	$331,173	$6,788	$9,188	$347,149

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2019	$1,944
2020	1,720
2021	1,507
2022	1,295
Thereafter	3,322
Total amortizing intangible assets	$9,788

Note 9  – Deposits

The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2018	2017
Noninterest-bearing deposits	$1,750,319	$1,264,392
Interest-bearing deposits:
Demand	703,145	658,716
Money market savings	1,605,024	1,030,432
Regular savings	330,231	321,171
Time deposits of less than $100,000	427,421	293,201
Time deposits of $100,000 or more	1,098,740	395,750
Total interest-bearing deposits	4,164,561	2,699,270
Total deposits	$5,914,880	$3,963,662

Demand deposit overdrafts reclassified as loan balances were $2.7 million and $2.0 million at December 31, 2018 and 2017, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2019	$1,009,041
2020	324,474
2021	98,007
2022	74,525
Thereafter	20,114
Total time deposits	$1,526,161

The Company's time deposits of $100,000 or more represented 19.0% of total deposits at December 31, 2018 and are presented by maturity in the following table:

	Months to Maturity
	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	to 12	12	Total
Time deposits--$100 thousand or more	$198,272	$250,574	$336,909	$312,985	$1,098,740

Interest expense on time deposits of $100,000 or more amounted to $12.5 million, $4.5 million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Deposits received in the ordinary course of business from the directors and officers of the Company amounted to $51.2 million and $29.9 million for the years ended December 31, 2018 and 2017, respectively

Note 10 – Borrowings

Information relating to retail repurchase agreements and other short-term borrowings is presented in the following table at and for the years ending December 31:

	2018		2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Retail repurchase agreements	$137,429	0.51%	$119,359	0.24%	$125,119	0.24%
Average for the Year:
Retail repurchase agreements	$142,938	0.34%	$133,356	0.25%	$120,711	0.24%
Maximum Month-end Balance:
Retail repurchase agreements	$154,435		$147,459		$139,325

The Company pledges U.S. Agencies and Corporate securities, based upon their market values, as collateral for 102.5% of the principal and accrued interest of its retail repurchase agreements.

At December 31, 2018, the Company had additional short term daily rate credit borrowing with FHLB with the total outstanding amount of $190.0 million and a yield of 2.65%. The Company fully paid off this short-term borrowing on January 2, 2019.

At December 31, 2018, the Company had an available line of credit for $2.2 billion with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $2.2 billion based on pledged collateral at prevailing market interest rates with $1.0 billion borrowed against it at December 31, 2018.  At December 31, 2017, lines of credit totaled $1.6 billion under which $1.6 billion was available based on pledged collateral with $765.8 million borrowed against the line.  Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.1 billion, commercial real estate loans amounting to $1.8 billion, home equity lines of credit (“HELOC”) amounting to $312.7 million and multifamily loans amounting to $127.6 million at December 31, 2018 as collateral under the borrowing agreement with the FHLB.  At December 31, 2017 the Company had pledged collateral of qualifying mortgage loans of $805.7 million, commercial real estate loans of $1.2 billion, HELOC loans of $281.0 million and multifamily loans of $83.0 million under the FHLB borrowing agreement.  The Company also had lines of credit available from the Federal Reserve and correspondent banks of $274.9 million and $359.7 million at December 31, 2018 and 2017, respectively, collateralized by loans. In addition, the Company had unsecured lines of credit with correspondent banks of $590.0 million and $70.0 million at December 31, 2018 and 2017.  At December 31, 2018 there were no outstanding borrowings against these lines of credit.

Advances from FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2018		2017
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amounts	Rate	Amounts	Rate
Maturity:
One year	$625,969	2.46%	$575,000	1.43%
Two years	42,500	2.12	80,000	3.50
Three years	80,816	3.08	100,833	3.13
Four years	26,826	2.90	10,000	3.49
Five years	72,500	3.12	-	-
After five years	-	-	-	-
Total advances from FHLB	$848,611	2.57	$765,833	1.89

Note 11 – SUBORDINATED DEBT

In conjunction with the acquisition of WashingtonFirst, the Company assumed $25.0 million in non-callable subordinated debt and $10.3 million in callable junior subordinated debt securities. The associated purchase premiums at acquisition were $2.2 million and $0.1 million, respectively. The premiums are amortized over the contractual life of each obligation.

The subordinated debt has a maturity of ten years, is due in full on October 15, 2025, is non-callable and currently bears a fixed interest rate of 6.00% per annum, payable quarterly, subject to a reset after 5 years (on October 5, 2020) at 3 month LIBOR plus 467 basis points. The entire amount of subordinated debt is considered Tier 2 capital under current regulatory guidelines.

In 2003, Alliance Bankshares Corporation, which was acquired by WashingtonFirst in 2012, issued $10.3 million of junior subordinated debt securities to Alliance Virginia Capital Trust I, of which Alliance Bankshares Corporation owned all of the common securities.  The trust used the proceeds from the issuance of its underlying common securities and preferred securities, which were sold to third parties, to purchase the debt securities. These debt securities are the trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The obligations under the debt securities were assumed by the Company at the date of acquisition. The debt securities are due on June 30, 2033 and are callable at any time, without penalty. The interest rate associated with the debt securities is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2018 was 5.96%. Under the indenture governing the debt securities, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted. The trust’s preferred securities are mandatorily redeemable upon maturity of the debt securities, or upon earlier redemption as provided in the indenture. If the debt securities are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. The Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the trust securities subject to certain exceptions, the redemption price with respect to any trust securities called for redemption and amounts due if the trust is liquidated or terminated. As of December 31, 2018, the Company was current on all interest payments. Under current regulatory guidelines the trust preferred securities are considered to be Tier 1 capital.

The following table provides information on subordinated debentures for the period indicated:

(In thousands)	December 31, 2018
Subordinated debt	$25,000
Add: Purchase accounting premium	2,023
Trust preferred capital notes	10,310
Add: Purchase accounting premium	92
Total subordinated debentures	$37,425

Note 12 – Stockholders’ Equity

The Company’s Articles of Incorporation authorize 100,000,000 shares of capital stock (par value $1.00 per share).  Issued shares have been classified as common stock.  The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004.  Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock.  The Company has reserved 45,000 authorized but unissued shares of common stock for purchase under the plan.  Purchases are made at the fair market value of the stock on the purchase date.  At December 31, 2018, there were 25,291 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which was authorized on July 1, 2011.  The Company has reserved 300,000 authorized but unissued shares of common stock for purchase under the current version of the plan.  Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month.  The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors.  At December 31, 2018, there were 109,571 shares available for issuance under this plan.

The Company’s 2015 stock repurchase plan expired on August 31, 2017. The program permitted the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares. Under the 2015 expired stock repurchase program a total of 736,139 shares of common stock were repurchased for a total cost of $19.2 million.  In December 2018, the Company’s board of directors authorized the repurchase of up to 1,800,000 shares of common stock.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2018, the Bank could have paid additional dividends of $94.6 million to its parent company without regulatory approval. There were no loans outstanding between the Bank and the Company at December 31, 2018 and 2017, respectively.

Note 13 – Share Based Compensation

At December 31, 2018, the Company had two share-based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”).  The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised.  The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,244,475 shares are available for issuance at December 31, 2018, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the years ended December 31 are presented in the following table:

	2018	2017	2016
Dividend yield	2.64%	2.45%	3.48%
Weighted average expected volatility	39.13%	40.27%	41.54%
Weighted average risk-free interest rate	2.61%	2.14%	1.42%
Weighted average expected lives (in years)	5.61	5.67	5.71
Weighted average grant-date fair value	$11.73	$13.42	$7.75

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. Compensation expense of $2.5 million, $2.1 million, and $1.9 million was recognized for the years ended December 31, 2018, 2017 and 2016, respectively, related to the awards of stock options and restricted stock grants.  The intrinsic value for the stock options exercised was $0.4 million, $0.7 million, and $0.6 million in the years ended December 31, 2018, 2017 and 2016, respectively. The total of unrecognized compensation cost related to stock options was approximately $0.2 million as of December 31, 2018.  That cost is expected to be recognized over a weighted average period of approximately 1.9 years.  The total of unrecognized compensation cost related to restricted stock was approximately $5.1 million as of December 31, 2018.  That cost is expected to be recognized over a weighted average period of approximately 3.0 years.  The fair value of the options vested during the years ended December 31, 2018, 2017 and 2016, was $0.1 million, $0.2 million and $0.2 million, respectively.

In the first quarter of 2018, 16,212 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  The Company granted 36,003 shares of restricted stock in the first quarter of 2018, of which 9,170 shares are subject to a three year vesting schedule with one third of the shares vesting each year and 26,833 shares subject to a five year vesting schedule with one fifth of the shares vesting each year. During the second quarter of 2018, the Company granted 46,582 shares of restricted stock, all of which are subject to a five year vesting schedule with one fifth of shares vesting April 1st of each year. There were no additional stock options or shares of restricted stock granted during the remainder of 2018.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2018	87,300	$26.22		$1,160
Granted	16,212	$38.15
Exercised	(20,888)	$21.13		$383
Forfeited	(920)	$36.19
Expired	(196)	$42.48
Balance at December 31, 2018	81,508	$29.74	3.7	$369

Exercisable at December 31, 2018	51,801	$25.48	2.6	$347

Weighted average fair value of options
granted during the year		$11.73

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2018	189,035	$30.92
Granted	82,585	$38.93
Vested	(65,530)	$27.84
Forfeited	(2,487)	$32.63
Restricted stock at December 31, 2018	203,603	$35.14

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

The Plan’s funded status at December 31 is as follows:

(In thousands)	2018	2017
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$43,441	$40,783
Interest cost	1,540	1,640
Actuarial gain	(593)	(32)
Benefit payments	(1,188)	(1,945)
Increase related to change in assumptions	(3,048)	2,995
Projected obligation at December 31	40,152	43,441
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	41,246	36,020
Actual return on plan assets	(2,646)	4,971
Contribution	360	2,200
Benefit payments	(1,188)	(1,945)
Fair value of plan assets at December 31	37,772	41,246

Funded status at December 31	$(2,380)	$(2,195)

Accumulated benefit obligation at December 31	$40,152	$43,441

Unrecognized net actuarial loss	$12,352	$12,487
Net periodic pension cost not yet recognized	$12,352	$12,487

Weighted-average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2018	2017	2016
Discount rate	4.15%	3.65%	4.15%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2018	2017	2016
Interest cost on projected benefit obligation	$1,540	$1,640	$1,657
Expected return on plan assets	(1,861)	(1,985)	(1,614)
Recognized net actuarial loss	1,000	1,181	1,164
Net periodic benefit cost	$679	$836	$1,207

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2018	2017	2016
Discount rate	3.65%	4.15%	4.26%
Expected return on plan assets	5.00%	6.00%	5.00%
Rate of compensation increase	N/A	N/A	N/A

The expected rate of return on assets of 5.00% reflects the Plan’s predominant investment of assets in fixed income mutual funds and was developed as a weighted average rate based on the target asset allocation of the Plan. Key economic inputs used included future inflation, economic growth, and interest rate environment.

The following table reflects the components of the net unrecognized benefits costs that is reflected in accumulated other comprehensive loss for the periods indicated. Additions represent the growth in the unrecognized actuarial loss during the period.  Reclassifications represent the portion of the unrecognized benefits that are recognized each period as a component of the net periodic benefit cost.

Unrecognized
Net
(In thousands)	Loss
Included in accumulated other comprehensive loss at January 1, 2016	$13,038
Additions during the year	1,108
Reclassifications due to recognition as net periodic pension cost	(1,164)
Increase related to change in assumptions	707
Included in accumulated other comprehensive loss as of December 31, 2016	13,689
Reductions during the year	(3,016)
Reclassifications due to recognition as net periodic pension cost	(1,181)
Increase related to change in assumptions	2,995
Included in accumulated other comprehensive loss as of December 31, 2017	12,487
Additions during the year	3,914
Reclassifications due to recognition as net periodic pension cost	(1,000)
Decrease related to change in assumptions	(3,049)
Included in accumulated other comprehensive loss as of December 31, 2018	12,352
Applicable tax effect	(3,228)
Included in accumulated other comprehensive loss net of tax effect at December 31, 2018	$9,124

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$1,021

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2018	2017	2016
Net actuarial loss	$12,352	$12,487	$13,689
Net periodic benefit cost not yet recognized	$12,352	$12,487	$13,689

Pension Plan Assets

The Company’s pension plan weighted average allocations at December 31 are presented in the following table:

	2018	2017
Asset Category:
Equity Securities Mutual Funds	13.5	15.6
Fixed Income Mutual Funds	86.5	84.4
Total pension plan assets	100.0%	100.0%

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

Investment strategies and asset allocations are based on careful consideration of Plan liabilities, the Plan’s funded status and the Company’s financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis. Management allocates plan assets towards fixed income securities in order to align expected cash outflows with its funding source. This asset allocation has been set after taking into consideration the Plan’s current frozen status and the possibility of partial plan terminations over the intermediate term. The Plan’s asset allocation remained consistent during the current year.

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 70% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets.  Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased.  The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio.  Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years.  Fixed income investments must carry an “A” or better rating by a recognized credit rating agency.  Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio.  The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited.  Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted.  Foreign currency-denominated debt instruments are not permitted. At December 31, 2018, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance.  Investment performance is measured against industry accepted benchmarks.  The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values

The fair values of the Company’s pension plan assets by asset category at December 31 are presented in the following tables:

	2018
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Mutual funds:
Large cap U.S. equity funds	$1,366	$1,720	$-	$3,086
Small/Mid cap U.S. equity funds	-	646	-	646
International equity funds	1,368	-	-	1,368
Short-term fixed income funds	-	1,186	-	1,186
Fixed income funds	4,403	27,083	-	31,486
Total mutual funds	7,137	30,635	-	37,772
Total pension plan assets	$7,137	$30,635	$-	$37,772

	2017
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Mutual funds:
Large cap U.S. equity funds	$1,299	$1,309	$-	$2,608
Small/Mid cap U.S. equity funds	-	867	-	867
International equity funds	2,980	-	-	2,980
Short-term fixed income funds	-	1,220	-	1,220
Fixed income funds	4,574	28,997	-	33,571
Total mutual funds	8,853	32,393	-	41,246
Total pension plan assets	$8,853	$32,393	$-	$41,246

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. After consideration of these factors, the Company made a contribution of $0.4 million in 2018. Management continues to monitor the funding level of the Plan and may make contributions as necessary during 2019.

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December 31 are presented in the following table:

Pension
(In thousands)	Benefits
2019	$2,760
2020	1,760
2021	2,570
2022	2,360
2023	2,320
2024 - 2028	13,730

Sandy Spring Bank 401(k) Plan

The Sandy Spring Bank 401(k) Plan (“the 401(k)”) is voluntary and covers all eligible employees after ninety days of service.  The 401(k) provides that employees contributing to the 401(k) receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations.  The Company matching contribution vests immediately.  The Plan permits employees to purchase shares of the Company’s common stock with their 401(k) contributions, Company match, and other contributions under the Plan.  The Company’s matching contribution to the 401(k) Plan that are included in non-interest expenses totaled $2.8 million, $2.0 million, and $2.0 million in 2018, 2017 and 2016, respectively.

Executive Incentive Retirement Plan

The Executive Incentive Retirement Plan is a non-qualified deferred compensation defined contribution plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. This level of performance is determined annually by the board of directors.  Benefit costs related to the Plan included in non-interest expense for 2018, 2017 and 2016 were $0.4 million, $0.4 million, and $0.3 million, respectively.

Note 15 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2018	2017	2016
Letter of credit fees	$611	$847	$888
Extension fees	873	568	559
Other income	5,642	4,916	5,312
Total other non-interest income	$7,126	$6,331	$6,759

(In thousands)	2018	2017	2016
Professional fees	$6,056	$4,492	$4,840
Other real estate owned	162	17	19
Postage and delivery	1,439	1,179	1,155
Communications	2,610	1,502	1,583
Loss on FHLB redemption	-	1,275	3,167
Other expenses	15,281	11,171	9,998
Total other non-interest expense	$25,548	$19,636	$20,762

Note 16 – Income Taxes

The following table provides the components of income tax expense for the years ended December 31:

(In thousands)	2018	2017	2016
Current income taxes:
Federal	$18,615	$22,355	$18,699
State	7,183	5,146	4,692
Total current	25,798	27,501	23,391
Deferred income taxes:
Federal	4,808	6,973	516
State	1,218	252	(167)
Total deferred	6,026	7,225	349
Total income tax expense	$31,824	$34,726	$23,740

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

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:

(In thousands)	2018	2017
Deferred Tax Assets:
Allowance for loan and lease losses	$13,979	$12,024
Fair value acquisition adjustments	2,253	-
Employee benefits	4,339	1,398
Pension plan OCI	3,228	3,318
Deferred loan fees and costs	306	416
Non-qualified stock option expense	457	429
Unrealized losses on investments available-for-sale	2,343	-
Losses on other real estate owned	202	42
Other than temporary impairment	76	217
Loan and deposit premium/discount	3,950	91
Deferred rent	1,270	856
Reserve for recourse loans	210	133
Loss carryforward	679	-
Merger expenses	-	299
Tax credits carryforwards	251	-
Other	280	7
Gross deferred tax assets	33,823	19,230

Deferred Tax Liabilities:
Unrealized gains on investments available-for-sale	-	(307)
Pension plan costs	(2,607)	(2,735)
Depreciation	(3,307)	(2,708)
Intangible assets	(3,701)	(1,264)
Bond accretion	(188)	(146)
Section 481 adjustments	(2,053)	-
Other	(404)	(204)
Gross deferred tax liabilities	(12,260)	(7,364)
Net deferred tax asset	$21,563	$11,866

The Company has approximately $1.6 million of net operating loss carryovers and an AMT tax credit carryforward subject to the annual limitations under Internal Revenue Code Section 382 at December 31, 2018 from the WashingtonFirst acquisition. The net operating loss begins to expire in 2029.

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2018		2017		2016
		Percentage of		Percentage of		Percentage of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$27,865	21.0%	$30,776	35.0%	$25,194	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(2,427)	(1.8)	(3,929)	(4.5)	(3,606)	(5.0)
Bank-owned life insurance	(909)	(0.7)	(841)	(0.9)	(862)	(1.1)
State income taxes, net of federal income tax benefits	6,637	5.0	3,508	4.0	2,965	4.1
Federal tax rate change	-	-	5,544	6.3	-	-
Other, net	658	0.5	(332)	(0.4)	49	-
Total income tax expense and rate	$31,824	24.0%	$34,726	39.5%	$23,740	33.0%

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduced the U.S. federal corporate tax rate from 35% to 21% for years beginning on or after January 1, 2018.  The Company recorded a provisional amount to deferred tax expense of $5.5 million in 2017, which was primarily due to a re-measurement deferred tax assets and liabilities at the newly enacted rate. Certain deferred tax assets and liabilities were re-measured based on the rates at which they are expected to reverse in the future, which is generally 21%.  The Company completed an analysis on the impact of the Act in 2018 and determined that the provisional amount recorded in 2017 was reasonable, and that no further adjustments to deferred tax amounts are required.  During 2018, the Company also adopted recently issued FASB guidance on reclassification of the tax effects stranded in OCI and reclassified $1.5 million from OCI to retained earnings.

Note 17 – Net Income per Common Share

The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2018	2017	2016
Net income	$100,864	$53,209	$48,250

Basic:
Basic weighted average EPS shares	35,707	24,175	24,120

Basic net income per share	$2.82	$2.20	$2.00

Diluted:
Basic weighted average EPS shares	35,707	24,175	24,120
Dilutive common stock equivalents	21	32	29
Dilutive EPS shares	35,728	24,207	24,149

Diluted net income per share	$2.82	$2.20	$2.00

Anti-dilutive shares	7	3	3

 NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2016	$6,566	$(7,863)	$(1,297)
Period change, net of tax	(4,924)	(393)	(5,317)
Balance at December 31, 2016	1,642	(8,256)	(6,614)
Period change, net of tax	(955)	712	(243)
Balance at December 31, 2017	687	(7,544)	(6,857)
Period change, net of tax	(7,465)	45	(7,420)
Reclassification of tax effects from other comprehensive income	148	(1,625)	(1,477)
Balance at December 31, 2018	$(6,630)	$(9,124)	$(15,754)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$190	$1,273	$1,932
Income before taxes	190	1,273	1,932
Tax expense	50	504	770
Net income	$140	$769	$1,162

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$(1,000)	$(1,181)	$(651)
Income before taxes	(1,000)	(1,181)	(651)
Tax benefit	(261)	(467)	(258)
Net loss	$(739)	$(714)	$(393)
(1)	This amount is included in the computation of net periodic benefit cost, see Note 14

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

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2018	2017
Commercial real estate development and construction	$562,777	$390,646
Residential real estate-development and construction	130,251	130,751
Real estate-residential mortgage	31,227	18,238
Lines of credit, principally home equity and business lines	1,296,481	1,044,949
Standby letters of credit	59,826	62,937
Total Commitments to extend credit and available credit lines	$2,080,562	$1,647,521

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Any amounts due to the Company will be expected to be collected from the borrower.   Management reviews this credit exposure on a monthly basis.  At December 31, 2018 and 2017, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance and therefore no component of credit loss was factored into the valuation of the swaps.  A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2018
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$8,324	$(446)	4.1	3.45%	5.47%
Pay Variable/Receive Fixed Swaps	8,324	446	4.1	5.47%	3.45%
Total Swaps	$16,648	$-	4.1	4.46%	4.46%

	2017
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$8,894	$(707)	5.2	2.54%	5.42%
Pay Variable/Receive Fixed Swaps	8,894	707	5.2	5.42%	2.54%
Total Swaps	$17,788	$-	5.2	3.98%	3.98%

The estimated fair value of the swaps at December 31 for the periods indicated in the table above were recorded in other assets and other liabilities.  The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 20 - litigation

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

Investments available-for-sale

U.S. government agencies, mortgage-backed and asset-backed securities

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the December 31 for the years indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2018
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Residential mortgage loans held for sale	$-	$22,773	$-	$22,773
Investments available-for-sale:
U.S. government agencies	-	296,678	-	296,678
State and municipal	-	282,024	-	282,024
Mortgage-backed and asset-backed	-	348,515	-	348,515
Corporate debt	-	-	9,240	9,240
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	446	-	446

Liabilities
Interest rate swap agreements	$-	$(446)	$-	$(446)

	2017
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Residential mortgage loans held for sale	$-	$9,848	$-	$9,848
Investments available-for-sale:
U.S. government agencies	-	106,568	-	106,568
State and municipal	-	312,253	-	312,253
Mortgage-backed	-	300,040	-	300,040
Corporate debt	-	-	9,432	9,432
Trust preferred	-	-	1,002	1,002
Marketable equity securities	-	212	-	212
Interest rate swap agreements	-	707	-	707

Liabilities
Interest rate swap agreements	$-	$(707)	$-	$(707)

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

The following table provides activity of assets reported as Level 3 for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2018	$10,434
Additions of Level 3 assets	310
Sales of Level 3 assets	(1,002)
Total unrealized losses included in accumulated other comprehensive loss	(192)
Balance at December 31, 2018	$9,550

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31 for the year indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2018
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$6,780	$6,780	$(10,932)
Other real estate owned	-	-	1,584	1,584	(262)
Total	$-	$-	$8,364	$8,364	$(11,194)

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

At December 31, 2018, impaired loans totaling $22.2 million were written down to fair value of $17.3 million as a result of specific loan loss allowances of $4.9 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $20.8 million were written down to fair value of $16.8 million at December 31, 2017 as a result of specific loan loss allowances of $4.0 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:

			Fair Value Measurements
	2018		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$73,389	$73,389	$-	$73,389	$-
Loans, net of allowance	6,518,148	6,376,307	-	-	6,376,307
Other assets (1)	110,823	110,823	-	110,823	-

Financial Liabilities
Time deposits	$1,526,161	$1,536,238	$-	$1,536,238	$-
Securities sold under retail repurchase agreements and
federal funds purchased	327,429	327,429	-	327,429	-
Advances from FHLB	848,611	850,186	-	850,186	-
Subordinated debentures	37,425	33,588	-	-	33,588

(1) Includes bank owned life investment products.

			Fair Value Measurements
	2017		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$45,518	$45,518	$-	$45,518	$-
Loans, net of allowance	4,268,991	4,320,719	-	-	4,320,719
Other assets (1)	95,730	95,730	-	95,730	-

Financial Liabilities
Time deposits	$688,951	$684,139	$-	$684,139	$-
Securities sold under retail repurchase agreements and
federal funds purchased	119,359	119,359	-	119,359	-
Advances from FHLB	765,833	769,860	-	769,860	-

(1) Includes bank owned life investment products.

Note 22 – Parent Company Financial Information

Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statement of Condition
	December 31,
(In thousands)	2018	2017
Assets
Cash and cash equivalents	$23,334	$13,237
Investments available-for-sale (at fair value)	10,118	9,644
Investment in subsidiary	1,066,550	541,062
Goodwill	1,292	-
Other assets	4,463	304
Total assets	$1,105,757	$564,247

Liabilities
Subordinated debentures	$37,425	$-
Accrued expenses and other liabilities	429	431
Total liabilities	37,854	431
Stockholders’ Equity
Common stock	35,531	23,996
Additional paid in capital	606,573	168,188
Retained earnings	441,553	378,489
Accumulated other comprehensive loss	(15,754)	(6,857)
Total stockholders’ equity	1,067,903	563,816
Total liabilities and stockholders’ equity	$1,105,757	$564,247

Statements of Income
	Year Ended December 31,
(In thousands)	2018	2017	2016
Income:
Cash dividends from subsidiary	$39,370	$25,420	$43,975
Other income	897	1,832	2,476
Total income	40,267	27,252	46,451
Expenses:
Interest	1,922	12	944
Other expenses	1,135	970	1,139
Total expenses	3,057	982	2,083
Income before income taxes and equity in undistributed income of subsidiary	37,210	26,270	44,368
Income tax expense (benefit)	(283)	331	78
Income before equity in undistributed income of subsidiary	37,493	25,939	44,290
Equity in undistributed income of subsidiary	63,371	27,270	3,960
Net income	$100,864	$53,209	$48,250

Statements of Cash Flows
	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$100,864	$53,209	$48,250
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(63,371)	(27,270)	(3,960)
Decrease in receivable from subsidiary bank	-	30,000	-
Share based compensation expense	2,645	2,164	2,139
Tax benefit from stock options exercised	8	-	125
Other-net	(3,252)	(4,028)	3,213
Net cash provided by operating activities	36,894	54,075	49,767
Cash Flows from Investing Activities:
Proceeds (purchases) of investment available-for-sale	-	3,179	(7,000)
Acquistion of business activity, net of cash paid	11,845	-	-
Net cash provided/ (used) by investing activities	11,845	3,179	(7,000)
Cash Flows from Financing Activities:
Retirement of subordinated debt	-	(30,000)	(5,000)
Proceeds from issuance of common stock	1,395	1,200	1,580
Stock tendered for payment of withholding taxes	(760)	(952)	(683)
Repurchase of common stock	-	-	(13,273)
Dividends paid	(39,277)	(25,134)	(23,676)
Net cash used by financing activities	(38,642)	(54,886)	(41,052)
Net increase in cash and cash equivalents	10,097	2,368	1,715
Cash and cash equivalents at beginning of year	13,237	10,869	9,154
Cash and cash equivalents at end of year	$23,334	$13,237	$10,869

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2018 and 2017, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2018, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018:
Total Capital to risk-weighted assets
Company	$818,393	12.26%	$533,994	8.00%	N/A	N/A
Sandy Spring Bank	$780,858	11.72%	$532,970	8.00%	$666,213	10.00%
Tier 1 Capital to risk-weighted assets
Company	$737,883	11.06%	$400,496	6.00%	N/A	N/A
Sandy Spring Bank	$727,371	10.92%	$399,728	6.00%	$532,970	8.00%
Common Equity Tier 1 Capital to risk-
weighted assets
Company	$727,481	10.90%	$300,372	4.50%	N/A	N/A
Sandy Spring	$727,371	10.92%	$299,796	4.50%	$433,038	6.50%
Tier 1 Leverage
Company	$737,883	9.50%	$310,807	4.00%	N/A	N/A
Sandy Spring Bank	$727,371	9.38%	$310,224	4.00%	$387,780	5.00%

As of December 31, 2017:
Total Capital to risk-weighted assets
Company	$531,070	11.85%	$358,501	8.00%	N/A	N/A
Sandy Spring Bank	$508,514	11.38%	$357,352	8.00%	$446,690	10.00%
Tier 1 Capital to risk-weighted assets
Company	$485,814	10.84%	$268,875	6.00%	N/A	N/A
Sandy Spring Bank	$463,257	10.37%	$268,014	6.00%	$357,352	8.00%
Common Equity Tier 1 Capital to risk-
weighted assets
Company	$485,814	10.84%	$201,657	4.50%	N/A	N/A
Sandy Spring	$463,257	10.37%	$201,011	4.50%	$290,349	6.50%
Tier 1 Leverage
Company	$485,814	9.24%	$210,407	4.00%	N/A	N/A
Sandy Spring Bank	$463,257	8.82%	$210,006	4.00%	$262,508	5.00%

Note 24 - Segment Reporting

Currently, the Company conducts business in three operating segments—Community Banking, Insurance and Investment Management.  Each of the operating segments is a strategic business unit that offers different products and services.  The Insurance and Investment Management segments were businesses that were acquired in separate transactions where management of acquisition was retained.  The accounting policies of the segments are the same as those of the Company.  However, the segment data reflects inter-segment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities totaled $1.9 million for the year ended December 31, 2018 and were not significant for the years ended December 31, 2017 and 2016, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities were not significant for the years ended December 31, 2018, 2017 and 2016, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.5 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2018, 2017 and 2016, respectively.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:

	2018
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$324,081	$3	$8	$(10)	$324,082
Interest expense	63,647	-	-	(10)	63,637
Provision for loan losses	9,023	-	-	-	9,023
Non-interest income	45,841	6,153	9,670	(615)	61,049
Non-interest expenses	168,261	5,601	6,536	(615)	179,783
Income before income taxes	128,991	555	3,142	-	132,688
Income tax expense	30,827	169	828	-	31,824
Net income	$98,164	$386	$2,314	$-	$100,864

Assets	$8,246,282	$9,165	$16,332	$(28,507)	$8,243,272

	2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$194,798	$2	$7	$(8)	$194,799
Interest expense	26,039	-	-	(8)	26,031
Provision for loan losses	2,977	-	-	-	2,977
Non-interest income	37,447	6,233	8,335	(772)	51,243
Non-interest expenses	119,607	5,533	4,731	(772)	129,099
Income before income taxes	83,622	702	3,611	-	87,935
Income tax expense	33,684	(399)	1,441	-	34,726
Net income	$49,938	$1,101	$2,170	$-	$53,209

Assets	$5,446,056	$8,873	$13,126	$(21,380)	$5,446,675

	2016
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$170,556	$3	$5	$(8)	$170,556
Interest expense	21,012	-	-	(8)	21,004
Provision (credit) for loan losses	5,546	-	-	-	5,546
Non-interest income	38,769	5,418	7,568	(713)	51,042
Non-interest expenses	114,368	5,097	4,306	(713)	123,058
Income before income taxes	68,399	324	3,267	-	71,990
Income tax expense	22,337	130	1,273	-	23,740
Net income	$46,062	$194	$1,994	$-	$48,250

Assets	$5,092,283	$7,732	$13,650	$(22,282)	$5,091,383

Note 25 – Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for the years ended December 31 is provided in the following tables:

	2018
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$75,504	$78,597	$84,374	$85,607
Interest expense	12,613	14,779	16,783	19,462
Net interest income	62,891	63,818	67,591	66,145
Provision for loan losses	1,997	1,733	1,890	3,403
Non-interest income	17,118	14,868	15,033	14,030
Non-interest expense	49,641	45,082	42,393	42,667
Income before income taxes	28,371	31,871	38,341	34,105
Income tax expense	6,706	7,472	9,107	8,539
Net income	$21,665	$24,399	$29,234	$25,566

Basic net income per share	$0.61	$0.68	$0.82	$0.72
Diluted net income per share	$0.61	$0.68	$0.82	$0.72

	2017
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$45,958	$48,576	$49,589	$50,676
Interest expense	5,705	6,250	6,892	7,184
Net interest income	40,253	42,326	42,697	43,492
Provision for loan losses	194	1,322	934	527
Non-interest income	12,632	13,571	12,746	12,294
Non-interest expense	29,981	32,868	31,191	35,059
Income before income taxes	22,710	21,707	23,318	20,200
Income tax expense	7,598	6,966	8,229	11,933
Net income	$15,112	$14,741	$15,089	$8,267

Basic net income per share	$0.63	$0.61	$0.62	$0.34
Diluted net income per share	$0.63	$0.61	$0.62	$0.34

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2018 Changes In Internal Controls Over Financial Reporting

No change occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2018.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Management’s annual report on internal control over financial reporting is located on page 60 of this report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related   Stockholder Matters

The material labeled “Owners of More than 5% of Bancorp’s Common Stock” and, "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from “Equity Compensation Plans” on page  28 of this Report.

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

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

   Consolidated Statements of Condition at December 31, 2018 and 2017

   Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016

   Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

   Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016

   Notes to the Consolidated Financial Statements

   Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

Exhibit No.	Description
3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065)
3(b)	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc. (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065)
3(c)	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 2, 2018, SEC File No 0-19065)
3(d)	Bylaws of Sandy Spring Bancorp, Inc. (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3, SEC File No. 333-222910)
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

10(r)*	Sandy Spring Bancorp, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement filed on March 31, 2015, SEC File No. 0-19065)
10(s)*	Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Kevin Slane dated March 29, 2018.
21	Subsidiaries
23(a)	Consent of Ernst and Young LLP
31(a)	Rule 13a-14(a)/15d-14(a) Certification
31(b)	Rule 13a-14(a)/15d-14(a) Certification
32(a)	18 U.S.C. Section 1350 Certification
32(b)	18 U.S.C. Section 1350 Certification
101. INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Daniel J. Schrider
President and Chief Executive Officer
Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 22, 2019.

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