Form 10-Q
period 2019-03-31
SANDY SPRING BANCORP INC
filed 2019-05-03
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

301-774-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	SASR	The NASDAQ Stock Market, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act x  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes            No   X

The number of outstanding shares of common stock outstanding as of April 30, 2019

Common stock, $1.00 par value – 35,602,868 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
March 31, 2019 and December 31, 2018	4

Condensed Consolidated Statements of Income - Unaudited for the Three Months
Ended March 31, 2019 and 2018	5

Condensed Consolidated Statements of Comprehensive Income – Unaudited for
the Three Months Ended March 31, 2019 and 2018	6

Condensed Consolidated Statements of Cash Flows – Unaudited for the Three
Months Ended March 31, 2019 and 2018	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Three Months Ended March 31, 2019 and 2018	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	54

Item 4. CONTROLS AND PROCEDURES	54

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	54

Item 1A. RISK FACTORS	54

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54

Item 3. DEFAULTS UPON SENIOR SECURITIES	54

Item 4. MINE SAFETY DISCLOSURES	54

Item 5. OTHER INFORMATION	54

Item 6. EXHIBITS	54

SIGNATURES	56

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2018 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Assets
Cash and due from banks	$67,282	$67,014
Federal funds sold	481	609
Interest-bearing deposits with banks	65,886	33,858
Cash and cash equivalents	133,649	101,481
Residential mortgage loans held for sale (at fair value)	24,998	22,773
Investments available-for-sale (at fair value)	926,530	937,335
Other equity securities	60,769	73,389
Total loans	6,569,990	6,571,634
Less: allowance for loan losses	(53,089)	(53,486)
Net loans	6,516,901	6,518,148
Premises and equipment, net	61,003	61,942
Other real estate owned	1,410	1,584
Accrued interest receivable	26,182	24,609
Goodwill	347,149	347,149
Other intangible assets, net	9,297	9,788
Other assets	220,012	145,074
Total assets	$8,327,900	$8,243,272

Liabilities
Noninterest-bearing deposits	$1,813,708	$1,750,319
Interest-bearing deposits	4,410,815	4,164,561
Total deposits	6,224,523	5,914,880
Securities sold under retail repurchase agreements and federal funds purchased	122,626	327,429
Advances from FHLB	726,278	848,611
Subordinated debentures	37,389	37,425
Accrued interest payable and other liabilities	121,236	47,024
Total liabilities	7,232,052	7,175,369

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding 35,557,110
and 35,530,734 at March 31, 2019 and December 31, 2018, respectively	35,557	35,531
Additional paid in capital	607,479	606,573
Retained earnings	461,862	441,553
Accumulated other comprehensive loss	(9,050)	(15,754)
Total stockholders' equity	1,095,848	1,067,903
Total liabilities and stockholders' equity	$8,327,900	$8,243,272

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Interest Income:
Interest and fees on loans	$80,397	$67,592
Interest on loans held for sale	192	368
Interest on deposits with banks	194	357
Interest and dividends on investment securities:
Taxable	5,685	5,102
Exempt from federal income taxes	1,710	2,072
Interest on federal funds sold	5	13
Total interest income	88,183	75,504
Interest Expense:
Interest on deposits	14,480	6,959
Interest on retail repurchase agreements and federal funds purchased	398	108
Interest on advances from FHLB	6,064	5,078
Interest on subordinated debt	491	468
Total interest expense	21,433	12,613
Net interest income	66,750	62,891
Provision (credit) for loan losses	(128)	1,997
Net interest income after provision for loan losses	66,878	60,894
Non-interest Income:
Investment securities gains	-	63
Service charges on deposit accounts	2,307	2,259
Mortgage banking activities	2,863	2,207
Wealth management income	5,236	5,061
Insurance agency commissions	1,900	1,824
Income from bank owned life insurance	1,189	2,331
Bank card fees	1,252	1,370
Other income	2,222	2,003
Total non-interest income	16,969	17,118
Non-interest Expenses:
Salaries and employee benefits	25,976	23,912
Occupancy expense of premises	5,231	4,942
Equipment expenses	2,576	2,225
Marketing	943	1,148
Outside data services	1,778	1,397
FDIC insurance	1,136	1,193
Amortization of intangible assets	491	541
Merger expenses	-	8,958
Professional fees and services	1,245	1,040
Other expenses	4,816	4,285
Total non-interest expenses	44,192	49,641
Income before income taxes	39,655	28,371
Income tax expense	9,338	6,706
Net income	$30,317	$21,665

Net Income Per Share Amounts:
Basic net income per share	$0.85	$0.61
Diluted net income per share	$0.85	$0.61
Dividends declared per common share	$0.28	$0.26

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income	$30,317	$21,665
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	8,814	(12,689)
Related income tax expense	(2,306)	3,321
Net investment gains reclassified into earnings	-	(63)
Related income tax expense	-	16
Net effect on other comprehensive income for the period	6,508	(9,415)

Defined benefit pension plan:
Recognition of unrealized loss	265	250
Related income tax expense	(69)	(119)
Net effect on other comprehensive income for the period	196	131
Total other comprehensive income (loss)	6,704	(9,284)
Comprehensive income	$37,021	$12,381

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Operating activities:
Net income	$30,317	$21,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,326	2,990
Provision (credit) for loan losses	(128)	1,997
Stock based compensation expense	690	582
Tax benefits associated with share based compensation	41	34
Deferred income tax expense	1,069	(1,673)
Origination of loans held for sale	(97,286)	(47,975)
Proceeds from sales of loans held for sale	97,456	58,121
Gains on sales of loans held for sale	(2,395)	(2,872)
Losses on sales of other real estate owned	-	90
Investment securities gains	-	(63)
Net increase in accrued interest receivable	(1,573)	(397)
Net decrease in other assets	5,191	11,407
Net decrease in accrued expenses and other liabilities	(10,381)	(403)
Other – net	992	754
Net cash provided by operating activities	27,319	44,257
Investing activities:
(Purchases of)/proceeds from other equity securities	12,620	(700)
Purchases of investments available-for-sale	(15,919)	(497)
Proceeds from sales of investment available-for-sale	-	994
Proceeds from maturities, calls and principal payments of investments available-for-sale	34,829	23,975
Net (increase)/ decrease in loans	1,644	(123,945)
Proceeds from the sales of other real estate owned	-	292
Proceeds from sales of loans previously held for investment	-	59,945
Acquisition of business activity, net of cash acquired	-	32,552
Expenditures for premises and equipment	(1,066)	(2,842)
Net cash provided by/ (used in) investing activities	32,108	(10,226)
Financing activities:
Net increase in deposits	309,643	52,702
Net increase/ (decrease) in retail repurchase agreements and federal funds purchased	(204,803)	23,078
Proceeds from advances from FHLB	1,079,000	1,990,000
Repayment of advances from FHLB	(1,201,333)	(1,984,081)
Proceeds from issuance of common stock	343	456
Stock tendered for payment of withholding taxes	(101)	-
Dividends paid	(10,008)	(9,267)
Net cash provided by/ (used in) financing activities	(27,259)	72,888
Net increase in cash and cash equivalents	32,168	106,919
Cash and cash equivalents at beginning of period	101,481	112,500
Cash and cash equivalents at end of period	$133,649	$219,419

Supplemental disclosures:
Interest payments	$21,455	$11,680
Income tax payments	-	15
Transfer from loans to residential mortgage loans held for sale	-	60,043
Transfer from loans to other real estate owned	-	289

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2019	$35,531	$606,573	$441,553	$(15,754)	$1,067,903
Net income	-	-	30,317	-	30,317
Other comprehensive income, net of tax	-	-	-	6,704	6,704
Common stock dividends - $0.28 per share	-	-	(10,008)	-	(10,008)
Stock compensation expense	-	690	-	-	690
Common stock issued pursuant to:
Stock option plan - 6,755 shares	7	122	-	-	129
Employee stock purchase plan - 7,662 shares	7	207	-	-	214
Restricted stock - 11,959 shares	12	(113)	-	-	(101)
Balances at March 31, 2019	$35,557	$607,479	$461,862	$(9,050)	$1,095,848

Balance at January 1, 2018	$23,996	$168,188	$378,489	$(6,857)	$563,816
Net income	-	-	21,665	-	21,665
Other comprehensive income, net of tax	-	-	-	(9,284)	(9,284)
Common stock dividends - $0.26 per share	-	-	(9,267)	-	(9,267)
Stock compensation expense	-	582	-	-	582
Common stock issued pursuant to:
Acquisition of WashingtonFirst - 11,446,197 shares	11,446	435,194	-	-	446,640
Stock option plan - 12,353 shares	12	220	-	-	232
Employee stock purchase plan - 6,912 shares	7	217	-	-	224
Restricted stock - 1,514 shares	2	(2)	-	-	-
Reclassification of tax effects from other comprehensive income	-	-	1,477	(1,477)	-
Balances at March 31, 2018	$35,463	$604,399	$392,364	$(17,618)	$1,014,608

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Notes to the CONDENSED Consolidated Financial Statements - UNAUDITED

Note 1 – Significant Accounting Policies

Nature of Operations

Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”). Independent and community-oriented, Sandy Spring Bank offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. Sandy Spring Bank also offers a comprehensive menu of insurance and wealth management services through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2019. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2018 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2019.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2018 Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sandy Spring Bank and its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc. Consolidation has resulted in the elimination of all intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, in addition to affecting the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for loan losses and the related allowance, determination of impaired loans and the related measurement of impairment, potential impairment of goodwill or other intangible assets, valuation of investment securities and the determination of whether impaired securities are other-than-temporarily impaired, valuation of other real estate owned, valuation of share-based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, the calculation of current and deferred income taxes and the actuarial projections related to pension expense and the related liability.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits with banks (items with stated original maturity of three months or less).

Revenue from Contracts with Customers

The Company’s revenue includes net interest income on financial instruments and non-interest income. Specific categories of revenue are presented in the Condensed Consolidated Statements of Income. Most of the Company’s revenue is not within the scope of Accounting Standard Update (ASU) No. 2014-09 – Revenue from Contracts with Customers. For revenue within the scope of ASU 2014-09, the Company provides services to customers and has related performance obligations. The revenue from such services is recognized upon satisfaction of all contractual performance obligations. The following discusses key revenue streams within the scope of revenue recognition guidance.

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

Loans Acquired with Deteriorated Credit Quality

Acquired loans with evidence of credit deterioration since their origination as of the date of the acquisition are recorded at their initial fair value.  Credit deterioration is determined based on the probability of collection of all contractually required principal and interest payments.  The historical allowance for loan losses related to the acquired loans is not carried over to the Company’s financial statements.  The determination of credit quality deterioration as of the purchase date may include parameters such as past due and non-accrual status, commercial risk ratings, cash flow projections, type of loan and collateral, collateral value and recent loan-to-value ratios or appraised values.  For loans acquired with evidence of credit deterioration, the Company determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans, is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the purchase date, increases in expected cash flows over those expected at the purchase date are recognized prospectively as interest income over the remaining life of the loan as an adjustment to the accretable yield.  The present value of any decreases in expected cash flows after the purchase date is recognized as impairment through addition to the valuation allowance.

Leases

The Company determines if an arrangement is a lease at inception. All of the Company’s leases are currently classified as operating leases and are included in other assets and other liabilities on the Company’s Condensed Consolidated Statements of Condition.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the expected future lease payments over the remaining lease term. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating ROU assets are adjusted for any lease payments made at or before lease commencement date, initial direct costs and any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense is recognized on a straight line basis over the expected lease term.

Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

Adopted Accounting Pronouncements

The FASB issued Update No. 2016-02, Leases, in February 2016. From the lessee’s perspective, the new standard requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted the standard on January 1, 2019 (“adoption date”) using modified retrospective approach. The Company elected the transition option to apply the provisions of the new standard only as of the beginning of the adoption period and did not restate comparative historical periods presented. The Company also elected a package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification of those leases in existence as of the adoption date.

The standard had a material impact on the Company’s Condensed Consolidated Statements of Condition, but did not have a material impact on Condensed Consolidated Statements of Income. The most significant impact at the adoption date was the recognition of ROU assets and lease liabilities for operating leases which totaled $77.7 million and $85.1 million, respectively. Refer to Note 12 – Leases for other required disclosures.

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

The FASB issued Update No. 2016-13, Current Expected Credit Losses (CECL), in June 2016. This guidance changes the impairment model for most financial assets measured at amortized cost and certain other instruments. Entities will be required to use an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  This will result in earlier recognition of loss allowances in most instances. Credit losses related to available-for-sale debt securities (regardless of whether the impairment is considered to be other-than-temporary) will be measured in a manner similar to the present, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities. With respect to trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures, the guidance requires that an entity estimate its lifetime expected credit loss and record an allowance resulting in the net amount expected to be collected to be reflected as the financial asset.  Entities will also be required to provide significantly more disclosures, including information used to track credit quality by year of origination for most financing receivables. This guidance is effective for public business entities for the first interim or annual period beginning after December 15, 2019. The standard’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption by public business entities is permitted for the first interim or annual period beginning after December 15, 2018. The Company assessed the guidance and has identified the available historical loan level information and completed a data gap analysis. The Company is in process of designing calculation methodologies under the new guidance and quantifying the approximate impact on the Company’s financial position and results of operations.

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	March 31, 2019				December 31, 2018
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. treasuries and government agencies	$314,928	$546	$(1,886)	$313,588	$300,338	$370	$(4,030)	$296,678
State and municipal	261,126	3,491	(37)	264,580	280,725	2,080	(781)	282,024
Mortgage-backed and asset-backed	340,657	1,037	(3,597)	338,097	355,267	653	(7,405)	348,515
Corporate debt	9,100	287	-	9,387	9,100	140	-	9,240
Trust preferred	310	-	-	310	310	-	-	310
Total debt securities	926,121	5,361	(5,520)	925,962	945,740	3,243	(12,216)	936,767
Marketable equity securities	568	-	-	568	568	-	-	568
Total investments available-for-sale	$926,689	$5,361	$(5,520)	$926,530	$946,308	$3,243	$(12,216)	$937,335

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at March 31, 2019 are not the result of credit related events but due to changes in interest rates.   These declines in fair market value are considered temporary in nature and are expected to recover over time as these securities approach maturity.

The mortgage-backed securities portfolio at March 31, 2019 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($117.6 million), GNMA, FNMA or FHLMC mortgage-backed securities ($170.4 million) and SBA asset-backed securities ($50.1 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time to allow for any anticipated recovery in fair value.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	March 31, 2019
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	27	$186,675	$204	$1,682	$1,886
State and municipal	9	8,724	-	37	37
Mortgage-backed and asset-backed	78	254,545	23	3,574	3,597
Total	114	$449,944	$227	$5,293	$5,520

	December 31, 2018
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	33	$194,135	$452	$3,578	$4,030
State and municipal	80	78,232	569	212	781
Mortgage-backed and asset-backed	110	308,254	1,592	5,813	7,405
Total	223	$580,621	$2,613	$9,603	$12,216

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

	March 31, 2019		December 31, 2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$57,794	$58,089	$63,482	$63,747
Due after one year through five years	283,422	284,235	277,297	276,830
Due after five years through ten years	190,435	191,473	212,825	210,386
Due after ten years	394,470	392,165	392,136	385,804
Total debt securities available for sale	$926,121	$925,962	$945,740	$936,767

At March 31, 2019 and December 31, 2018, investments available-for-sale with a book value of $446.3 million and $477.3 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2019 and December 31, 2018.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	March 31, 2019	December 31, 2018
Federal Reserve Bank stock	$22,496	$22,456
Federal Home Loan Bank of Atlanta stock	38,273	50,933
Total equity securities	$60,769	$73,389

Note 3 – LOANS

Outstanding loan balances at March 31, 2019 and December 31, 2018 are net of unearned income including net deferred loan fees of $0.6 million and $0.9 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2019	December 31, 2018
Residential real estate:
Residential mortgage	$1,249,968	$1,228,247
Residential construction	176,388	186,785
Commercial real estate:
Commercial owner occupied real estate	1,216,713	1,202,903
Commercial investor real estate	1,962,879	1,958,395
Commercial AD&C	688,939	681,201
Commercial business	769,660	796,264
Consumer	505,443	517,839
Total loans	$6,569,990	$6,571,634

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

The following table presents the acquired credit impaired loans receivable as of January 1, 2018 (the “Acquisition Date”):

(Dollars in thousands)	January 1, 2018
Contractual principal and interest at acquisition	$49,412
Contractual cash flows not expected to be collected (Nonaccretable yield)	(17,915)
Expected cash flows at acquisition	31,497
Interest component of expected cash flows (Accretable yield)	(3,988)
Fair value of purchased credit impaired loans	$27,509

The outstanding balance of purchased credit impaired loans receivable totaled $41.9 million, $26.0 million and $19.1 million at January 1, 2018, December 31, 2018 and March 31, 2019, respectively. The fair value of purchased credit impaired loans was $11.2 million and $15.3 million at March 31, 2019 and December 31, 2018, respectively. The decrease in the outstanding amounts of purchased credit impaired loans receivable from the acquisition date through the current period was driven by the efforts of credit management function to resolve the most material credit deteriorated borrowers. During 2018, liquidation of the collateral resulted in full pay-off of the outstanding principal balances of $12.4 million and the related release of accretable and non-accretable adjustments into interest income in the total amounts of $0.9 million and $1.3 million, respectively. During the current quarter, the Company settled two additional purchased credit impaired loans with total outstanding balances of $4.4 million resulting in the related release of accretable and non-accretable adjustments into interest income in the total amounts of $0.2 million and $1.6 million, respectively.

Activity for the accretable yield since the Acquisition Date was as follows:

	For the Period Ended,
(Dollars in thousands)	March 31, 2019	December 31, 2018
Accretable yield at the beginning of the period	$1,279	$-
Addition of accretable yield due to acquisition	-	3,988
Accretion into interest income	(292)	(1,860)
Disposals (including maturities, foreclosures, and charge-offs)	(199)	(849)
Accretable yield at the end of the period.	$788	$1,279

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan Losses

Summary information on the allowance for loan loss activity for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2019	2018
Balance at beginning of year	$53,486	$45,257
Provision (credit) for loan losses	(128)	1,997
Loan charge-offs	(356)	(477)
Loan recoveries	87	154
Net charge-offs	(269)	(323)
Balance at period end	$53,089	$46,931

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$11,377	$5,944	$17,603	$6,307	$2,113	$8,881	$1,261	$53,486
Provision (credit)	(422)	497	(329)	(139)	212	253	(200)	(128)
Charge-offs	(17)	-	-	-	(226)	(113)	-	(356)
Recoveries	10	-	7	-	44	24	2	87
Net recoveries (charge-offs)	(7)	-	7	-	(182)	(89)	2	(269)
Balance at end of period	$10,948	$6,441	$17,281	$6,168	$2,143	$9,045	$1,063	$53,089

Total loans	$769,660	$688,939	$1,962,879	$1,216,713	$505,443	$1,249,968	$176,388	$6,569,990
Allowance for loans losses to total loans ratio	1.42%	0.93%	0.88%	0.51%	0.42%	0.72%	0.60%	0.81%

Balance of loans specifically evaluated for impairment	$8,286	$3,306	$6,845	$5,992	na.	$1,711	$-	$26,140
Allowance for loans specifically evaluated for impairment	$3,624	$151	$1,315	$251	na.	$-	$-	$5,341
Specific allowance to specific loans ratio	43.74%	-	19.21%	4.19%	na.	-	-	20.43%

Balance of loans collectively evaluated	$754,019	$685,633	$1,945,061	$1,210,721	$504,219	$1,248,247	$176,388	$6,524,288
Allowance for loans collectively evaluated	$7,324	$6,290	$15,966	$5,917	$2,143	$9,045	$1,063	$47,748
Collective allowance to collective loans ratio	0.97%	0.92%	0.82%	0.49%	0.43%	0.72%	0.60%	0.73%

Balance of loans acquired with deteriorated credit quality	$7,355	$-	$10,973	$-	$1,224	$10	$-	$19,562
Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Allowance to loans acquired with deteriorated credit quality ratio	na.	na.	na.	na.	na.	na.	na.	na.

	For the Year Ended December 31, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$8,711	$3,501	$14,970	$7,178	$2,383	$7,268	$1,246	$45,257
Provision (credit)	2,857	2,381	2,677	(871)	203	1,776	-	9,023
Charge-offs	(449)	-	(131)	-	(611)	(225)	-	(1,416)
Recoveries	258	62	87	-	138	62	15	622
Net recoveries (charge-offs)	(191)	62	(44)	-	(473)	(163)	15	(794)
Balance at end of period	$11,377	$5,944	$17,603	$6,307	$2,113	$8,881	$1,261	$53,486

Total loans	$796,264	$681,201	$1,958,395	$1,202,903	$517,839	$1,228,247	$186,785	$6,571,634
Allowance for loan losses to total loans ratio	1.43%	0.87%	0.90%	0.52%	0.41%	0.72%	0.68%	0.81%

Balance of loans specifically evaluated for impairment	$7,586	$3,306	$5,355	$4,234	na.	$1,729	$-	$22,210
Allowance for loans specifically evaluated for impairment	$3,594	$-	$1,207	$123	na.	$-	$-	$4,924
Specific allowance to specific loans ratio	47.38%	-	22.54%	2.91%	na.	-	-	22.17%

Balance of loans collectively evaluated	$780,523	$677,895	$1,938,712	$1,196,487	$516,567	$1,226,508	$186,785	$6,523,477
Allowance for loans collectively evaluated	$7,783	$5,944	$16,396	$6,184	$2,113	$8,881	$1,261	$48,562
Collective allowance to collective loans ratio	1.00%	0.88%	0.85%	0.52%	0.41%	0.72%	0.68%	0.74%

Balance of loans acquired with deteriorated credit quality	$8,155	$-	$14,328	$2,182	$1,272	$10	$-	$25,947
Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Allowance to loan acquired with deteriorated credit quality ratio	na.	na.	na.	na.	na.	na.	na.	na.

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	March 31, 2019	December 31, 2018
Impaired loans with a specific allowance	$17,848	$12,876
Impaired loans without a specific allowance	8,292	9,334
Total impaired loans	$26,140	$22,210

Allowance for loan losses related to impaired loans	$5,341	$4,924
Allowance for loan losses related to loans collectively evaluated	47,748	48,562
Total allowance for loan losses	$53,089	$53,486

Average impaired loans for the period	$24,175	$20,211
Contractual interest income due on impaired loans during the period	$646	$2,513
Interest income on impaired loans recognized on a cash basis	$110	$506
Interest income on impaired loans recognized on an accrual basis	$42	$138

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	March 31, 2019
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,706	$1,261	$5,117	$2,950	$-	$14,034
Restructured accruing	105	-	-	-	-	105
Restructured non-accruing	2,151	-	789	769	-	3,709
Balance	$6,962	$1,261	$5,906	$3,719	$-	$17,848

Allowance	$3,624	$151	$1,315	$251	$-	$5,341

Impaired loans without a specific allowance
Non-accruing	$214	$1,910	$165	$840	$-	$3,129
Restructured accruing	168	-	774	-	1,432	2,374
Restructured non-accruing	942	135	-	1,433	279	2,789
Balance	$1,324	$2,045	$939	$2,273	$1,711	$8,292

Total impaired loans
Non-accruing	$4,920	$3,171	$5,282	$3,790	$-	$17,163
Restructured accruing	273	-	774	-	1,432	2,479
Restructured non-accruing	3,093	135	789	2,202	279	6,498
Balance	$8,286	$3,306	$6,845	$5,992	$1,711	$26,140

Unpaid principal balance in total impaired loans	$11,421	$4,419	$11,397	$8,434	$3,066	$38,737

	March 31, 2019
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,936	$3,306	$6,100	$5,113	$1,720	$24,175
Contractual interest income due on impaired loans during the period	$127	$184	$179	$122	$34
Interest income on impaired loans recognized on a cash basis	$49	$-	$4	$52	$5
Interest income on impaired loans recognized on an accrual basis	$13	$-	$10	$-	$19

	December 31, 2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,126	$-	$5,117	$767	$-	$10,010
Restructured accruing	328	-	-	-	-	328
Restructured non-accruing	1,766	-	-	772	-	2,538
Balance	$6,220	$-	$5,117	$1,539	$-	$12,876

Allowance	$3,594	$-	$1,207	$123	$-	$4,924

Impaired loans without a specific allowance
Non-accruing	$220	$3,170	$238	$1,216	$-	$4,844
Restructured accruing	172	-	-	-	1,442	1,614
Restructured non-accruing	974	136	-	1,479	287	2,876
Balance	$1,366	$3,306	$238	$2,695	$1,729	$9,334

Total impaired loans
Non-accruing	$4,346	$3,170	$5,355	$1,983	$-	$14,854
Restructured accruing	500	-	-	-	1,442	1,942
Restructured non-accruing	2,740	136	-	2,251	287	5,414
Balance	$7,586	$3,306	$5,355	$4,234	$1,729	$22,210

Unpaid principal balance in total impaired loans	$11,056	$4,419	$9,909	$6,656	$3,081	$35,121

	December 31, 2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,685	$770	$5,696	$3,823	$2,237	$20,211
Contractual interest income due on impaired loans during the period	$858	$495	$610	$407	$143
Interest income on impaired loans recognized on a cash basis	$215	$-	$20	$175	$96
Interest income on impaired loans recognized on an accrual basis	$63	$-	$-	$-	$75

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	March 31, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans (1)	$8,013	$3,306	$6,071	$5,992	$4,081	$9,704	$156	$37,323
Loans 90 days past due	-	-	-	90	-	221	-	311
Restructured loans	273	-	774	-	-	1,432	-	2,479
Total non-performing loans	8,286	3,306	6,845	6,082	4,081	11,357	156	40,113
Other real estate owned	39	315	409	-	-	647	-	1,410
Total non-performing assets	$8,325	$3,621	$7,254	$6,082	$4,081	$12,004	$156	$41,523

(1) Includes $5.4 million of loans acquired from WashingtonFirst considered performing at the Acquisition Date, the majority of which are collateralized by real estate properties.

	December 31, 2018
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

(1) Includes $4.8 million of loans acquired from WashingtonFirst considered performing at the Acquisition Date, the majority of which are collateralized by real estate properties.

	March 31, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$1,417	$277	$3,669	$1,506	$1,863	$12,508	$1,219	$22,459
61-90 days	2,682	-	1,815	-	1,572	2,612	477	9,158
> 90 days	-	-	-	90	-	221	-	311
Total past due	4,099	277	5,484	1,596	3,435	15,341	1,696	31,928
Non-accrual loans (1)	8,013	3,306	6,071	5,992	4,081	9,704	156	37,323
Loans acquired with deteriorated credit quality	7,355	-	10,973	-	1,224	10	-	19,562
Current loans	750,193	685,356	1,940,351	1,209,125	496,703	1,224,913	174,536	6,481,177
Total loans	$769,660	$688,939	$1,962,879	$1,216,713	$505,443	$1,249,968	$176,388	$6,569,990

(1) Includes $5.4 million of loans acquired from WashingtonFirst considered performing at the Acquisition Date, the majority of which are collateralized by real estate properties.

	December 31, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$2,737	$474	$3,041	$433	$3,871	$8,181	$3,226	$21,963
61-90 days	-	-	789	-	1,477	2,517	-	4,783
> 90 days	49	-	-	-	219	221	-	489
Total past due	2,786	474	3,830	433	5,567	10,919	3,226	27,235
Non-accrual loans (1)	7,086	3,306	5,355	4,234	4,107	9,336	159	33,583
Loans acquired with deteriorated credit quality	8,155	-	14,328	2,182	1,272	10	-	25,947
Current loans	778,237	677,421	1,934,882	1,196,054	506,893	1,207,982	183,400	6,484,869
Total loans	$796,264	$681,201	$1,958,395	$1,202,903	$517,839	$1,228,247	$186,785	$6,571,634

(1) Includes $4.8 million of loans acquired from WashingtonFirst considered performing at the Acquisition Date, majority of which are collateralized by real estate properties.

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	March 31, 2019
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$747,335	$685,313	$1,942,814	$1,204,269	$4,579,731
Special Mention (1)	2,162	320	1,980	2,140	6,602
Substandard (2)	20,163	3,306	18,085	10,304	51,858
Doubtful	-	-	-	-	-
Total	$769,660	$688,939	$1,962,879	$1,216,713	$4,638,191

(1) Includes $2.0 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

(2) Includes $17.9 million of purchased credit impaired loans acquired from WashingtonFirst and $9.2 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

	December 31, 2018
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$773,958	$677,574	$1,934,886	$1,189,903	$4,576,321
Special Mention (1)	1,942	321	3,826	2,738	8,827
Substandard (2)	20,364	3,306	19,683	10,262	53,615
Doubtful	-	-	-	-	-
Total	$796,264	$681,201	$1,958,395	$1,202,903	$4,638,763

(1) Includes $4.2 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

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

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	March 31, 2019
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$501,362	$1,238,611	$176,232	$1,916,205
Non-performing:
90 days past due	-	221	-	221
Non-accruing (1)	4,081	9,704	156	13,941
Restructured loans	-	1,432	-	1,432
Total	$505,443	$1,249,968	$176,388	$1,931,799

(1) Includes $1.1 million of consumer loans acquired from WashingtonFirst considered performing at the Acquisition Date.

	December 31, 2018
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$513,513	$1,217,248	$186,626	$1,917,387
Non-performing:
90 days past due	219	221	-	440
Non-accruing (1)	4,107	9,336	159	13,602
Restructured loans	-	1,442	-	1,442
Total	$517,839	$1,228,247	$186,785	$1,932,871

(1) Includes $1.3 million of consumer loans acquired from WashingtonFirst considered performing at the Acquisition Date.

During the three months ended March 31, 2019, the Company restructured $1.8 million in loans that were designated as troubled debt restructurings.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during the three months ended March 31, 2019 had specific reserves of $0.3 million.  For the year ended December 31, 2018, the Company restructured $1.6 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2018 had specific reserves of $0.6 million at December 31, 2018.  The commitments to lend additional funds on loans that have been restructured at March 31, 2019 and December 31, 2018 were not significant.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Three Months Ended March 31, 2019
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$-	$-	$775	$-	$-	$775
Restructured non-accruing	261	-	789	-	-	1,050
Balance	$261	$-	$1,564	$-	$-	$1,825

Specific allowance	$184	$-	$108	$-	$-	$292

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2018
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$-	$-	$-	$-	$-	$-
Restructured non-accruing	1,464	-	-	158	-	1,622
Balance	$1,464	$-	$-	$158	$-	$1,622

Specific allowance	$563	$-	$-	$-	$-	$563

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $1.4 million and $1.6 million at March 31, 2019 and December 31, 2018, respectively. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2019.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	March 31, 2019			Weighted	December 31, 2018			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$10,678	$(2,378)	$8,300	8.8 years	$10,678	$(1,941)	$8,737	9.0 years
Other identifiable intangibles	1,478	(481)	997	10.4 years	1,478	(427)	1,051	10.6 years
Total amortizing intangible assets	$12,156	$(2,859)	$9,297		$12,156	$(2,368)	$9,788

Goodwill	$347,149		$347,149		$347,149		$347,149

The amount of goodwill by reportable segment is presented in the following table:

	Community		Investment
(Dollars in thousands)	Banking	Insurance	Management	Total
Balance December 31, 2018	$331,173	$6,788	$9,188	$347,149
No Activity	-	-	-	-
Balance March 31, 2019	$331,173	$6,788	$9,188	$347,149

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2019	$1,453
2020	1,720
2021	1,507
2022	1,295
Thereafter	3,322
Total amortizing intangible assets	$9,297

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2019	December 31, 2018
Noninterest-bearing deposits	$1,813,708	$1,750,319
Interest-bearing deposits:
Demand	755,676	703,145
Money market savings	1,686,178	1,605,024
Regular savings	336,950	330,231
Time deposits of less than $100,000	433,944	427,421
Time deposits of $100,000 or more	1,198,067	1,098,740
Total interest-bearing deposits	4,410,815	4,164,561
Total deposits	$6,224,523	$5,914,880

Note 7 – SUBORDINATED DEBENTURES

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

In 2003, Alliance Bankshares Corporation, which was acquired by WashingtonFirst in 2012, issued $10.3 million of junior subordinated debt securities to Alliance Virginia Capital Trust I, of which Alliance Bankshares Corporation owned all of the common securities.  The trust used the proceeds from the issuance of its underlying common securities and preferred securities, which were sold to third parties, to purchase the debt securities. These debt securities are the trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The obligations under the debt securities were assumed by the Company at the date of acquisition. The debt securities are due on June 30, 2033 and are callable at any time, without penalty. The interest rate associated with the debt securities is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of March 31, 2019 was 5.75%. Under the indenture governing the debt securities, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted. The trust’s preferred securities are mandatorily redeemable upon maturity of the debt securities, or upon earlier redemption as provided in the indenture. If the debt securities are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. The Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the trust securities subject to certain exceptions, the redemption price with respect to any trust securities called for redemption and amounts due if the trust is liquidated or terminated. As of March 31, 2019, the Company was current on all interest payments. Under current regulatory guidelines the trust preferred securities are considered to be Tier 1 capital.

The following table provides information on subordinated debentures for the period indicated:

	As of,
(In thousands)	March 31, 2019	December 31, 2018
Subordinated debentures	$25,000	$25,000
Add: Purchase accounting premium	1,989	2,023
Trust preferred securities	10,310	10,310
Add: Purchase accounting premium	90	92
Total subordinated debentures	$37,389	$37,425

Note 8 – Share Based Compensation

At March 31, 2019, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,151,509 are available for issuance at March 31, 2019, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model. The weighted-average assumptions for the periods shown are presented in the following table:

	Three Months Ended March 31,
	2019	2018
Dividend yield	-%	2.64%
Weighted average expected volatility	-%	39.13%
Weighted average risk-free interest rate	-%	2.61%
Weighted average expected lives (in years)	-	5.61
Weighted average grant-date fair value	$0.00	$11.73

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.7 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, related to the awards of stock options and restricted stock grants.  The intrinsic value of stock options exercised in the three months ended March 31, 2019 and 2018 was $0.1 million and $0.2 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.2 million as of March 31, 2019.  That cost is expected to be recognized over a weighted average period of approximately 1.7 years.  The total of unrecognized compensation cost related to restricted stock was approximately $7.8 million as of March 31, 2019.  That cost is expected to be recognized over a weighted average period of approximately 3.3 years.  The fair value of the options vested during the three months ended March 31, 2019 and 2018, was not significant.

The Company granted 96,191 shares of restricted stock in the first quarter of 2019, of which 21,390 shares are subject to a three year vesting schedule with one third of the shares vesting on April 1st of each year and 74,801 shares subject to a five year vesting schedule with one fifth of the shares vesting on April 1st of each year. The Company did not grant any stock options during the first quarter of 2019.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2019	81,508	$29.74		$369
Granted	-	$-
Exercised	(6,755)	$19.02		$76
Forfeited	(1,007)	$37.11
Balance at March 31, 2019	73,746	$30.62	3.7	$283

Exercisable at March 31, 2019	45,046	$26.45	2.6	$261

Weighted average fair value of options
granted during the year		$-

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2019	203,603	$35.14
Granted	96,191	$34.98
Vested	(8,199)	$27.95
Forfeited	(3,848)	$31.98
Restricted stock at March 31, 2019	287,747	$35.33

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2019	2018
Interest cost on projected benefit obligation	$402	$385
Expected return on plan assets	(412)	(465)
Recognized net actuarial loss	265	250
Net periodic benefit cost	$255	$170

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  Management continues to monitor the funding level of the pension plan and may make additional contributions as necessary during 2019.

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2019	2018
Net income	$30,317	$21,665

Basic:
Basic weighted average EPS shares	35,794	35,659

Basic net income per share	$0.85	$0.61

Diluted:
Basic weighted average EPS shares	35,794	35,659
Dilutive common stock equivalents	13	25
Dilutive EPS shares	35,807	35,684

Diluted net income per share	$0.85	$0.61

Anti-dilutive shares	12	4

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2019	$(6,630)	$(9,124)	$(15,754)
Other comprehensive income before reclassification, net of tax	6,508	-	6,508
Reclassifications from accumulated other comprehensive income, net of tax	-	196	196
Current period change in other comprehensive income, net of tax	6,508	196	6,704
Balance at March 31, 2019	$(122)	$(8,928)	$(9,050)

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2018	$687	$(7,544)	$(6,857)
Other comprehensive income before reclassification, net of tax	(9,368)	-	(9,368)
Reclassifications from accumulated other comprehensive income, net of tax	(47)	131	84
Current period change in other comprehensive income, net of tax	(9,415)	131	(9,284)
Reclassification of tax effects from accumulated other comprehensive income	148	(1,625)	(1,477)
Balance at March 31, 2018	$(8,580)	$(9,038)	$(17,618)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2019	2018
Unrealized gains on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$-	$63
Income before taxes	-	63
Tax expense	-	16
Net income	$-	$47

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss(1)	$(265)	$(250)
Income before taxes	(265)	(250)
Tax benefit	69	(119)
Net loss	$(196)	$(131)
(1) This amount is included in the computation of net periodic benefit cost, see Note 9.

In the first quarter of 2018, the Company elected to make a one-time reclassification from accumulated other comprehensive income to retained earnings for the effects of re-measuring the deferred tax assets and liabilities originally recorded in other comprehensive income as a result of the change in the federal tax rate by the Tax Cuts and Jobs Act.

NOTE 12 – LEASES

The Company leases real estate properties for its network of bank branches, financial centers and corporate offices. All of the Company’s leases are currently classified as operating. Most lease agreements include one or more options to renew, with renewal terms that can extend the original lease term from one to twenty years or more. The Company does not sublease any of its leased real estate properties.

As of March 31, 2019, ROU assets and lease liabilities totaled $75.5 million and $83.0 million, respectively. For the three months ended March 31, 2019, the Company recognized total operating lease expense in the amount of $2.9 million. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $2.2 million and is included in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. There were no new ROU assets obtained in exchange for lease obligations during the three months ended March 31, 2019.

As of March 31, 2019, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
One year	$11,193
Two years	10,682
Three years	10,147
Four years	10,110
Five years	9,997
Thereafter	48,791
Total undiscounted lease payments	100,920
Less: Present value discount	(17,929)
Lease Liability	$82,991

As of March 31, 2019, the weighted average remaining lease term was 10.8 years and the weighted average operating discount rate to determine the operating lease liability was 3.31%.

The Company had no additional operating and finance leases that have not yet commenced at March 31, 2019. The Company does not have any lease arrangements with any of its related parties as of March 31, 2019.

Note 13 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $43.8 million with a fair value of $0.7 million as of March 31, 2019 compared to $16.6 million with a fair value of $0.4 million as of December 31, 2018.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Fair values of the swaps are carried as both gross assets and gross liabilities in the Condensed Consolidated Statements of Condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Investments available-for-sale

U.S. government agencies, mortgage-backed, and asset-backed securities

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2019
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$24,998	$-	$24,998
Investments available-for-sale:
U.S. government agencies	-	313,588	-	313,588
State and municipal	-	264,580	-	264,580
Mortgage-backed and asset-backed	-	338,097	-	338,097
Corporate debt	-	-	9,387	9,387
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	701	-	701

Liabilities
Interest rate swap agreements	$-	$(701)	$-	$(701)

	December 31, 2018
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$22,773	$-	$22,773
Investments available-for-sale:
U.S. government agencies	-	296,678	-	296,678
State and municipal	-	282,024	-	282,024
Mortgage-backed and asset-backed	-	348,515	-	348,515
Corporate debt	-	-	9,240	9,240
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	446	-	446

Liabilities
Interest rate swap agreements	$-	$(446)	$-	$(446)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2019	$9,550
Additions of Level 3 assets	-
Sales of Level 3 assets	-
Total unrealized gain included in other comprehensive income	147
Balance at March 31, 2019	$9,697

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2019
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$6,748	$6,748	$(10,862)
Other real estate owned	-	-	1,410	1,410	(436)
Total	$-	$-	$8,158	$8,158	$(11,298)

	December 31, 2018
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$6,780	$6,780	$(10,932)
Other real estate owned	-	-	1,584	1,584	(262)
Total	$-	$-	$8,364	$8,364	$(11,194)

At March 31, 2019, impaired loans totaling $26.1 million were written down to fair value of $20.8 million as a result of specific loan loss allowances of $5.3 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $22.2 million were written down to fair value of $17.3 million at December 31, 2018 as a result of specific loan loss allowances of $4.9 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	March 31, 2019		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$60,769	$60,769	$-	$60,769	$-
Loans, net of allowance	6,516,901	6,377,572	-	-	6,377,572
Other assets (1)	111,195	111,195	-	111,195	-

Financial Liabilities
Time deposits	$1,632,011	$1,628,658	$-	$1,628,658	$-
Securities sold under retail repurchase agreements and
federal funds purchased	122,626	122,626	-	122,626	-
Advances from FHLB	726,278	729,767	-	729,767	-
Subordinated debentures	37,389	35,260	-	-	35,260

(1) Includes bank owned life insurance products.

			Fair Value Measurements
	December 31, 2018		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$73,389	$73,389	$-	$73,389	$-
Loans, net of allowance	6,518,148	6,376,307	-	-	6,376,307
Other assets (1)	110,823	110,823	-	110,823	-

Financial Liabilities
Time deposits	$1,526,161	$1,536,238	$-	$1,536,238	$-
Securities sold under retail repurchase agreements and
federal funds purchased	327,429	327,429	-	327,429	-
Advances from FHLB	848,611	850,186	-	850,186	-
Subordinated debentures	37,425	33,588	-	-	33,588

(1) Includes bank owned life insurance products.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles were $0.4 million for both the three months ended March 31, 2019 and March 31, 2018, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles were not significant for the three months ended March 31, 2019 and 2018, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.6 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles were not significant for the three months ended March 31, 2019 and 2018, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended March 31, 2019
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$88,183	$1	$2	$(3)	$88,183
Interest expense	21,436	-	-	(3)	21,433
Provision (credit) for loan losses	(128)	-	-	-	(128)
Noninterest income	12,707	1,904	2,525	(167)	16,969
Noninterest expense	41,211	1,420	1,728	(167)	44,192
Income before income taxes	38,371	485	799	-	39,655
Income tax expense	8,993	135	210	-	9,338
Net income	$29,378	$350	$589	$-	$30,317

Assets	$8,326,141	$11,519	$20,564	$(30,324)	$8,327,900

	Three Months Ended March 31, 2018
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$75,504	$-	$1	$(1)	$75,504
Interest expense	12,614	-	-	(1)	12,613
Provision for loan losses	1,997	-	-	-	1,997
Non-interest income	13,171	1,822	2,279	(154)	17,118
Non-interest expense	47,031	1,379	1,385	(154)	49,641
Income before income taxes	27,033	443	895	-	28,371
Income tax expense	6,353	123	230	-	6,706
Net income	$20,680	$320	$665	$-	$21,665

Assets	$7,894,964	$8,984	$16,216	$(25,246)	$7,894,918

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank").  The Company is an $8.3 billion community banking organization that focuses its lending and other services on businesses and consumers in the local market area. The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve").  The Company began operating in 1988.  The Bank traces its origin to 1868, making it among the oldest institutions in the region. Independent and community-oriented, Sandy Spring Bank offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank also offers a variety of comprehensive insurance and wealth management services. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Bank’s subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., offer a variety of comprehensive insurance and investment management services.  During 2018, the Company completed the acquisition of WashingtonFirst Bankshares, Inc., the parent company for WashingtonFirst Bank (collectively referred to as “WashingtonFirst”). At the date of acquisition, WashingtonFirst had 19 community banking offices and more than $2.1 billion in assets.  The all-stock transaction resulted in the issuance of 11.4 million common shares and was valued at approximately $447 million.

Overview

Net income for the Company for the first quarter of 2019 totaled $30.3 million ($0.85 per diluted share) as compared to net income of $21.7 million ($0.61 per diluted share) for the first quarter of 2018 and net income of $25.6 million ($0.72 per diluted share) for the fourth quarter of 2018. The current quarter’s results included $1.8 million of recovered interest income from a previously acquired credit impaired loans.  Excluding the after-tax impact of this item, the net income for the first quarter of 2019 would have been $29.0 million or $0.81 per diluted share.

These results reflect the following events:

•         Total assets grew 5% while loans and deposits grew by 8% and 11%, respectively, compared to the first quarter of 2018.

•         First quarter results reflected an annualized return on average assets of 1.49% and annualized return on average common equity of 11.46% as compared to 1.12% and 8.70% respectively for the first quarter of 2018 including the impact of merger expenses of $9.0 million.  Exclusive of the prior year’s first quarter merger costs on an after-tax basis, the return on average assets and return on average common equity would have been 1.47% and 11.40%, respectively.

•         The net interest margin was 3.60% for the first quarter of 2019, compared to 3.58% for the first quarter of 2018 and 3.57% for the fourth quarter of 2018. Excluding recovered interest income on acquired credit impaired loans during the quarter the net interest margin would have been 3.52%. Neither the prior year quarter nor the previous quarter recorded any recovered interest.

•         Non-interest income excluding insurance mortality proceeds and securities gains increased 6% from the prior year quarter.

•         Tangible book value increased 10% to $21.05 per share at the end of the first quarter of the current year compared to $19.12 at March 31, 2018.

•         The tangible common equity ratio increased to 9.39% at March 31, 2019 from 8.99% at March 31, 2018.

•         The Non-GAAP efficiency ratio was 51.44% for the current quarter as compared to 49.54% for the first quarter of 2018 and 51.78% for the fourth quarter of 2018.

The local economy continues to experience low unemployment rate, wage growth and increased housing starts; however, these trends have been tempered by other concerns such as deficit growth, domestic political turmoil and geo-political uncertainty. These factors, in concert, impact the pace of economic expansion and create volatility in global economic markets.  Additionally, the recent trends in interest rates continue to cause a degree of uncertainty among individual consumers and small and mid-sized businesses. Management remains confident that future growth opportunities for the Company will continue to present themselves despite this mixed economic environment.

Total assets at March 31, 2019 increased 5% compared to March 31, 2018.  This growth has been driven by organic loan growth as loan balances at March 31, 2019 have increased 8% compared to March 31, 2018.  Deposits increased 11% compared to balances at March 31, 2018. Liquidity continues to remain strong due to the available borrowing lines with the Federal Home Loan Bank of Atlanta, the Federal Reserve and other sources, in addition to the size and composition of the available-for-sale investment portfolio.  Stockholders’ equity increased $81.2 million compared to March 31, 2018 due to the retention of earnings from the past twelve months.

Non-performing loans (which excludes purchased credit impaired loans) represented 0.61% of total loans at March 31, 2019 compared to 0.48% at March 31, 2018.  The Company’s non-performing loans were $40.1 million at March 31, 2019 compared to $29.4 million at March 31, 2018.  The ratio of annualized net charge-offs to average loans for the current quarter remained at the same level as the prior year quarter at 0.02%.

Net interest income for the first quarter of 2019 increased 6% compared to the first quarter of 2018 as a result of the increased interest income driven by the Company’s organic loan growth during the period that more than offset the growth in interest expense during the period.  The net interest margin was 3.60% for the first quarter of 2019 compared to 3.58% for the first quarter of 2018.  The current quarter’s margin included the effect of $1.8 million in recovered interest income from a previously acquired credit impaired loans.  Excluding this amount, the net interest margin for the current quarter would have been 3.52%.  No recovered interest was recorded in the first quarter of the prior year.

The provision for loan losses was a credit of $0.1 million for the first quarter of 2019 compared to charge of $2.0 million for the first quarter of 2018.  The decrease in the provision reflects the overall improvement in the qualitative credit metrics of the loan portfolio during the previous twelve months and lower loan growth during the current quarter.

Non-interest income increased 6% for the first quarter of 2019 as compared to the first quarter of 2018 excluding the insurance mortality proceeds that were realized for each of the quarters, as well as the securities gains for the previous year’s quarter.  This increase in non-interest income was primarily due to the impact of increased mortgage banking income and, to a lesser extent, income from wealth management activities and credit related fees.

Non-interest expenses decreased 11% to $44.2 million for the first quarter of 2019 compared to $49.6 million in the first quarter of 2018.  The prior year’s quarter included $9.0 million in merger expenses.  Excluding these expenses, non-interest expenses increased 9% compared to the first quarter of 2018 due to increased compensation and benefit costs driven by a combination of increases in compensation levels resulting from annual merit increases, current quarter health care expenses and an increase in the Company’s contribution to the employee retirement savings plans.  The non-GAAP efficiency ratio was 51.44% for the first quarter of 2019, compared to 49.54% for the first quarter of 2018.  The current period’s ratio increased as compared to the prior period, as the rate of increase in the non-interest expenses exceeded the rate of increase in the non-GAAP income.

Results of Operations

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net income for the Company for the first quarter of 2019 totaled $30.3 million ($0.85 per diluted share) compared to net income of $21.7 million ($0.61 per diluted share) for the first quarter of 2018.

Net Interest Income

For the first quarter of 2019 net interest income increased 6% to $66.8 million compared to $62.9 million for the first quarter of 2018.  On a tax-equivalent basis, net interest income for the first quarter of 2019 was $68.0 million compared to $64.0 million for the first quarter of 2018, an increase of 6%.  The growth in net interest income was the result of the Company’s organic loan growth during the previous twelve months which more than offset the impact of deposit growth as interest rates rose during that period.

Net interest margin was 3.60% for the first quarter of 2019 compared to 3.58% for the first quarter of 2018.  The current quarter’s margin included the effect of $1.8 million in recovered interest income from a previously acquired credit impaired loans.  Excluding this amount, the net interest margin for the current quarter would have been 3.52%.  Amortization of the fair value adjustments to both interest-earning assets and interest-bearing liabilities directly attributable to the acquisition had an 8 basis point positive effect on net interest margin for the current period. Excluding the amortization of fair value adjustments and recovered interest from net interest income, the net interest margin for the current quarter would have been 3.44%, compared to 3.45% for the prior year’s first quarter and 3.44% for the fourth quarter of 2018, on a comparative basis.

The impact of the amortization of the fair value adjustments on net interest income for the current quarter is presented in the following table:

(In thousands)	For the Three Months Ended March 31, 2019
Net Interest Income Excluding Purchase Accounting Adjustments:
Net Interest Income	$66,750
Accretion of fair value adjustment on pools of homogeneous loans	(197)
Accretion of loan fair value adjustment on purchased credit impaired loans	(292)
Settlements of purchased credit impaired loans	(1,799)
Accretion of fair value adjustment on certificates of deposits	(178)
Accretion of fair value adjustment on subordinated debentures	(36)
Net Interest Income Excluding Purchase Accounting Adjustments	$64,248

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended March 31,
		2019			2018
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,230,319	$11,788	3.83%	$1,117,478	$10,381	3.72%
Residential construction loans	189,720	1,963	4.20	193,327	1,844	3.87
Total mortgage loans	1,420,039	13,751	3.88	1,310,805	12,225	3.74
Commercial AD&C loans	676,205	9,880	5.93	582,876	8,136	5.66
Commercial investor real estate loans	1,964,699	25,729	5.31	1,988,340	23,428	4.78
Commercial owner occupied real estate loans	1,207,799	14,386	4.83	940,065	10,578	4.56
Commercial business loans	780,318	10,808	5.62	657,372	8,049	4.97
Total commercial loans	4,629,021	60,803	5.33	4,168,653	50,191	4.88
Consumer loans	515,644	6,330	4.98	538,198	5,546	4.24
Total loans (2)	6,564,704	80,884	4.99	6,017,656	67,962	4.57
Loans held for sale	17,846	192	4.31	35,768	368	4.12
Taxable securities	768,658	5,976	3.11	761,392	5,267	2.77
Tax-exempt securities (3)	242,282	2,173	3.59	300,933	2,622	3.49
Total investment securities (4)	1,010,940	8,149	3.23	1,062,325	7,889	2.97
Interest-bearing deposits with banks	33,068	194	2.38	93,241	357	1.55
Federal funds sold	629	5	3.33	3,888	13	1.32
Total interest-earning assets	7,627,187	89,424	4.74	7,212,878	76,589	4.29

Less: allowance for loan losses	(53,095)			(45,673)
Cash and due from banks	62,478			76,965
Premises and equipment, net	61,722			60,143
Other assets	559,824			537,298
Total assets	$8,258,116			$7,841,611

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$709,844	300	0.17%	$758,305	204	0.11%
Regular savings deposits	331,473	93	0.11	468,651	301	0.26
Money market savings deposits	1,658,628	6,307	1.54	1,380,380	3,127	0.92
Time deposits	1,570,277	7,780	2.01	1,231,121	3,327	1.10
Total interest-bearing deposits	4,270,222	14,480	1.38	3,838,457	6,959	0.74
Other borrowings	170,660	398	0.95	139,610	108	0.31
Advances from FHLB	925,652	6,064	2.66	1,101,282	5,078	1.87
Subordinated debentures	37,412	491	5.25	37,555	468	4.99
Total interest-bearing liabilities	5,403,946	21,433	1.61	5,116,904	12,613	1.00

Noninterest-bearing demand deposits	1,682,720			1,651,258
Other liabilities	98,159			63,343
Stockholders' equity	1,073,291			1,010,106
Total liabilities and stockholders' equity	$8,258,116			$7,841,611

Net interest income and spread		67,991	3.13%		63,976	3.29%
Less: tax-equivalent adjustment		1,241			1,085
Net interest income		$66,750			$62,891

Interest income/earning assets			4.74%			4.29%
Interest expense/earning assets			1.14			0.71
Net interest margin			3.60%			3.58%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 26.13% for 2019 and 2018, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.2 million and $1.1 million in 2019 and 2018, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.
(4) Investments available-for-sale are presented at amortized cost.

Interest Income

The Company's total tax-equivalent interest income increased 17% for the first quarter of 2019 compared to the prior year quarter. The previous table reflects the growth in the various categories of interest-earning assets as loan growth during the previous twelve months more than offset modest declines in other interest-earning assets.

The average balance of the loan portfolio increased 9% for the first quarter of 2019 compared to the prior year period. A significant amount of this growth was concentrated in the commercial real estate loan portfolios. The yield on average loans increased by 42 basis points compared to the prior year quarter. Excluding the interest recovery noted during the quarter, the increase in the average loan yield was 32 basis points.   The average yield on total investment securities increased 26 basis points while the average balance of the investment portfolio decreased by 5% for the first quarter of 2019 compared to the first quarter of 2018. The increase in the yield on investments was driven by the yield increase in taxable investments as a result of an increase in yields on U.S. treasuries and government agencies.  The increase in the yield on loans and the investment portfolio resulted in the 45 basis point rise in the yield on interest-earning assets from period to period. The net increase in the yield on interest-earning assets was 37 basis points, excluding the aforementioned interest recovery.

Interest Expense

Interest expense increased 70% in the first quarter of 2019 compared to the first quarter of 2018. The majority of the increase from period to period was mainly attributable to the rates that were either increased or, due to pre-existing rates structures in WashingtonFirst acquisition, maintained on various categories of deposits to perpetuate deposit relationships or provide the funding for loan growth.  The cost of interest-bearing deposits increased predominantly due to the 20% growth in money market and 28% growth in time deposit average balances coupled with the significant increases in money market and time deposit rates.  Additionally, the amount of average borrowings decreased by 11% from period to period and the average rate paid increased 70 basis points.  The overall impact was an increase of 61 basis points in the average rate paid on interest-bearing liabilities in the first quarter of 2019 compared to the first quarter of 2018.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2019 vs. 2018			2018 vs. 2017
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$1,407	$1,088	$319	$3,033	$2,473	$560
Residential construction loans	119	(35)	154	408	344	64
Commercial AD&C loans	1,744	1,344	400	4,482	3,697	785
Commercial investor real estate loans	2,301	(280)	2,581	13,009	12,240	769
Commercial owner occupied real estate loans	3,808	3,153	655	1,550	1,865	(315)
Commercial business loans	2,759	1,624	1,135	3,042	2,316	726
Consumer loans	784	(241)	1,025	1,616	751	865
Loans held for sale	(176)	(192)	16	286	292	(6)
Taxable securities	709	(23)	732	1,532	1,572	(40)
Tax exempt securities	(449)	(492)	43	(399)	159	(558)
Interest-bearing deposits with banks	(163)	(298)	135	267	141	126
Federal funds sold	(8)	(16)	8	9	5	4
Total interest income	12,835	5,632	7,203	28,835	25,855	2,980

Interest expense on funding of earning assets:
Interest-bearing demand deposits	96	(13)	109	90	35	55
Regular savings deposits	(208)	(70)	(138)	252	32	220
Money market savings deposits	3,180	732	2,448	2,349	408	1,941
Time deposits	4,453	1,112	3,341	1,780	1,703	77
Other borrowings	290	28	262	32	7	25
Advances from FHLB	986	(906)	1,892	1,949	1,699	250
Subordinated debentures	23	(2)	25	456	441	15
Total interest expense	8,820	881	7,939	6,908	4,325	2,583
Net interest income	$4,015	$4,751	$(736)	$21,927	$21,530	$397

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2019/2018	2019/2018
(Dollars in thousands)	2019	2018	$ Change	% Change
Securities gains	$-	$63	$(63)	(100.0)%
Service charges on deposit accounts	2,307	2,259	48	2.1
Mortgage banking activities	2,863	2,207	656	29.7
Wealth management income	5,236	5,061	175	3.5
Insurance agency commissions	1,900	1,824	76	4.2
Income from bank owned life insurance	1,189	2,331	(1,142)	(49.0)
Bank card fees	1,252	1,370	(118)	(8.6)
Other income	2,222	2,003	219	10.9
Total non-interest income	$16,969	$17,118	$(149)	(0.9)

Total non-interest income was $17.0 million for the first quarter of 2019 compared to $17.1 million for the first quarter of 2018, a decrease of 1%.  Exclusive of insurance mortality proceeds of $0.6 million in the current quarter and similar proceeds of $1.6 million, as well as $0.1 million in securities gains in the prior year’s quarter, non-interest income grew $0.9 million or 6% compared to the prior year.  While the current quarter experienced increases in mortgage banking income and other non-interest income over the prior year’s quarter with lesser increases in wealth management and insurance commission income, these were offset by lower insurance mortality proceeds.  Further detail by type of non-interest income follows:

•         Income from mortgage banking activities increased by $0.7 million in the first quarter of 2019 as compared to the first quarter of 2018.  The increase in mortgage banking activities is attributable to the increased origination volume that is being driven by the current lower interest rate environment.

•        Wealth management income increased 3% in the first quarter of 2019 as compared to the first quarter of 2018.  Revenue from wealth management is comprised of income from trust and estate services earned by the Bank and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Investment management fees increased 12% for the first quarter of 2019 compared to the same period of 2018, driven primarily by an increase in assets under management.  Overall total assets under management increased to $3.1 billion at March 31, 2019 compared to $2.9 billion at March 31, 2018 due to positive market movements and additions from new and existing clients.

•        Insurance agency commissions increased 4% in the first quarter of 2019 compared to the first quarter of 2018 as commission revenue associated with the majority of product lines increased in the current quarter compared to the prior year.

•        Income from bank owned life insurance policies declined $1.1 million in the first quarter of 2019 compared to the first quarter of 2018 as mortality proceeds, typically an infrequent event, declined from $1.6 million in the first quarter of the prior year to $0.6 million for the current year’s quarter.

•        Bank card fees declined 8.6% in the first quarter of 2019 compared to the first quarter of 2018.  This was the result of the prior year’s quarter including a $0.2 million for interchange income related to the acquisition of WashingtonFirst.  Excluding this adjustment, bank card fees increased 6% year over year due to increased transaction volume.

•        Other non-interest income increased 11% or $0.2 million for the quarter ended March 31, 2019 compared to the same quarter of the prior year as a result of credit related fees that are sporadic in their timing.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2019/2018	2019/2018
(Dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$25,976	$23,912	$2,064	8.6%
Occupancy expense of premises	5,231	4,942	289	5.8
Equipment expenses	2,576	2,225	351	15.8
Marketing	943	1,148	(205)	(17.9)
Outside data services	1,778	1,397	381	27.3
FDIC insurance	1,136	1,193	(57)	(4.8)
Amortization of intangible assets	491	541	(50)	(9.2)
Merger expenses	-	8,958	(8,958)	(100.0)
Professional fees and services	1,245	1,040	205	19.7
Other expenses	4,816	4,285	531	12.4
Total non-interest expense	$44,192	$49,641	$(5,449)	(11.0)

Non-interest expenses decreased 11% to $44.2 million for the first quarter of 2019 compared to $49.6 million in the first quarter of 2018, which included $9.0 million in merger expenses related to the completion and integration of the acquisition of WashingtonFirst in 2018.  Exclusive of the merger expenses, non-interest expense for the current quarter increased 9% driven primarily by higher compensation and benefit costs, in addition to greater facilities and operational costs.  Further detail by category of non-interest expense follows:

•         Salaries and employee benefits, the largest component of non-interest expenses, increased 9% in the first quarter of 2019 resulting from the combination of higher compensation expense from annual merit increases over the preceding twelve months, an increase in health care expenses experienced during the current quarter and management’s decision, beginning in the current year, to increase the Company’s contribution to the employee retirement savings plan as a result of the reduction in the corporate tax rate that occurred at the end of 2017.  The average number of full-time equivalent employees decreased to 910 in the first quarter of 2019 compared to 923 in the first quarter of 2018.

•        Occupancy and equipment expense increased as a result of the impact on rent expense from the adoption of new lease accounting guidance and, to a lesser extent, greater maintenance costs.

•        Reduced advertising initiatives resulted in 18% reduction in marketing costs.

•        Professional fees and services grew 20% from the prior year quarter due to the greater utilization of various consulting services.

Income Taxes

The Company had income tax expense of $9.3 million in the first quarter of 2019, compared to income tax expense of $6.7 million in the first quarter of 2018. The lower tax expense for the prior year was the result of lower income before taxes due to lower net interest income and merger expenses for that period.  The resultant effective tax rate was 23.5% for the first quarter of 2019 compared to 23.6% for the first quarter of 2018.

Operating Expense Performance

Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management.  The ratio expresses the level of non-interest expenses as a percentage of total revenue (net interest income plus total non-interest income).  Lower ratios may indicate improved productivity as the growth rate in revenue streams exceeds the growth in operating expenses.

Non-GAAP Financial Measures

The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio in the first quarter of 2019 improved compared to the first quarter of 2018, as non-interest expense decreased due to the lack of merger expenses and net interest income increased. Conversely, the non-GAAP efficiency ratio in the current period increased compared to the prior year period as the rate of increase in the non-GAAP non-interest expenses exceeded the rate of increase in the non-GAAP income.

In addition to efficiency ratios, the Company uses pre-tax, pre-provision income, excluding merger expenses, as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding the provision for loan losses, merger expenses and the provision for income taxes back to net income. This metric increased modestly in the first quarter of 2019 compared to the first quarter of 2018 primarily due to an increase in net interest income which offset the decline in merger expenses.

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Pre-tax pre-provision pre-merger income:
Net income	$30,317	$21,665
Plus non-GAAP adjustments:
Merger expenses	-	8,958
Income taxes	9,338	6,706
Provision (credit) for loan losses	(128)	1,997
Pre-tax pre-provision pre-merger income	$39,527	$39,326

Efficiency ratio - GAAP basis:
Non-interest expense	$44,192	$49,641

Net interest income plus non-interest income	$83,719	$80,009

Efficiency ratio - GAAP basis	52.79%	62.04%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$44,192	$49,641
Less non-GAAP adjustments:
Amortization of intangible assets	491	541
Merger expenses	-	8,958
Non-interest expenses - as adjusted	$43,701	$40,142

Net interest income plus non-interest income	$83,719	$80,009
Plus non-GAAP adjustment:
Tax-equivalent income	1,241	1,085
Less non-GAAP adjustment:
Securities gains	-	63
Net interest income plus non-interest income - as adjusted	$84,960	$81,031

Efficiency ratio - Non-GAAP basis	51.44%	49.54%

FINANCIAL CONDITION

The Company’s total assets grew to $8.3 billion at March 31, 2019, as compared to $8.2 billion at December 31, 2018. Total loans remained level at March 31, 2019 compared December 31, 2018 at $6.6 billion.  Loans experienced significant growth in the fourth quarter of 2018, which had the effect of slowing loan demand during the first quarter of the current year.  The lower loan demand was typical of the seasonality experienced during the first quarter of each year.  Management expects loan growth to resume throughout the remainder of 2019.  Deposit growth was 5% from December 31, 2018, to March 31, 2019, as interest-bearing deposits experienced 6% growth and noninterest-bearing deposits grew 4%.

Analysis of Loans

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	March 31, 2019		December 31, 2018		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Residential real estate:
Residential mortgage	$1,249,968	19.0%	$1,228,247	18.7%	$21,721	1.8%
Residential construction	176,388	2.7	186,785	2.8	(10,397)	(5.6)
Commercial real estate:
Commercial owner occupied real estate	1,216,713	18.5	1,202,903	18.3	13,810	1.1
Commercial investor real estate	1,962,879	29.9	1,958,395	29.8	4,484	0.2
Commercial AD&C	688,939	10.5	681,201	10.4	7,738	1.1
Commercial business	769,660	11.7	796,264	12.1	(26,604)	(3.3)
Consumer	505,443	7.7	517,839	7.9	(12,396)	(2.4)
Total loans	$6,569,990	100.0%	$6,571,634	100.0%	$(1,644)	-

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	March 31, 2019		December 31, 2018		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Investments available-for-sale:
U.S. treasuries and government agencies	$313,588	31.7%	$296,678	29.4%	$16,910	5.7%
State and municipal	264,580	26.8	282,024	27.9	(17,444)	(6.2)
Mortgage-backed and asset-backed	338,097	34.2	348,515	34.4	(10,418)	(3.0)
Corporate debt	9,387	1.0	9,240	0.9	147	1.6
Trust preferred	310	-	310	-	-	-
Marketable equity securities	568	0.1	568	0.1	-	-
Total available-for-sale securities	926,530	93.8	937,335	92.7	(10,805)	(1.2)

Other equity securities:
Other equity securities	60,769	6.2	73,389	7.3	(12,620)	(17.2)
Total other equity securities	60,769	6.2	73,389	7.3	(12,620)	(17.2)
Total securities	$987,299	100.0%	$1,010,724	100.0%	$(23,425)	(2.3)

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities.  The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis.  At March 31, 2019, 97% of the investment portfolio was invested in Aa/AA or Aaa/AAA-rated securities. The composition and size of the portfolio at March 31, 2019 has remained stable compared to the prior year-end. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands.  At March 31, 2019 the duration of the portfolio was 3.7 years compared to 3.9 years at December 31, 2018. The decrease in the duration is attributable to the declining interest rate environment during the first quarter of 2019. These attributes have resulted in a portfolio with low credit risk that would provide the liquidity necessary to meet the loan demand.

Other Earning Assets

Residential mortgage loans held for sale were $25 million at March 31, 2019 compared to $23 million at December 31, 2018.  The aggregate of interest-bearing deposits with banks and federal funds increased by $32 million at March 31, 2019 compared to December 31, 2018 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	March 31, 2019		December 31, 2018		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$1,813,708	29.1%	$1,750,319	29.6%	$63,389	3.6%
Interest-bearing deposits:
Demand	755,676	12.1	703,145	11.9	52,531	7.5
Money market savings	1,686,178	27.1	1,605,024	27.1	81,154	5.1
Regular savings	336,950	5.5	330,231	5.6	6,719	2.0
Time deposits of less than $100,000	433,944	7.0	427,421	7.2	6,523	1.5
Time deposits of $100,000 or more	1,198,067	19.2	1,098,740	18.6	99,327	9.0
Total interest-bearing deposits	4,410,815	70.9	4,164,561	70.4	246,254	5.9
Total deposits	$6,224,523	100.0%	$5,914,880	100.0%	$309,643	5.2

Deposits and Borrowings

Total deposits increased by 5% from $5.9 billion at December 31, 2018 to $6.2 billion at March 31, 2019. The majority of this increase occurred in interest-bearing deposits, predominantly in the money market, demand and time deposit categories with lesser increases in savings and noninterest-bearing demand deposits.  Interest-bearing deposits represented 71% of deposits with the remaining 29% in noninterest-bearing balances at March 31, 2019 compared to 30% and 70%, respectively at December 31, 2018. As a result of the increase in deposits, total borrowings were reduced by $0.3 billion or 27% at March 31, 2019 compared to December 31, 2018 primarily in advances from the FHLB and overnight funding.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $1.1 billion at March 31, 2019 and December 31, 2018.   The ratio of average equity to average assets was 13.00% for the three months ended March 31, 2019, as compared to 12.88% for the first three months of 2018.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	March 31, 2019	December 31, 2018	Requirements
Total capital to risk-weighted assets	12.54%	12.26%	8.00%

Tier 1 capital to risk-weighted assets	11.35%	11.06%	6.00%

Common equity tier 1 capital	11.19%	10.90%	4.50%

Tier 1 leverage	9.61%	9.50%	4.00%

As of March 31, 2019, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible common equity totaled $748 million at March 31, 2019, compared to $727 million at December 31, 2018. At March 31, 2019, the ratio of tangible common equity to tangible assets has increased to 9.39% compared to 9.21% at December 31, 2018.  Tangible common equity growth was the result of increased net earnings during the current quarter.

A reconciliation of the non-GAAP ratio of tangible equity to tangible assets and tangible book value per share are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	March 31, 2019	December 31, 2018
Tangible common equity ratio:
Total stockholders' equity	$1,095,848	$1,067,903
Accumulated other comprehensive loss	9,050	15,754
Goodwill	(347,149)	(347,149)
Other intangible assets, net	(9,297)	(9,788)
Tangible common equity	$748,452	$726,720

Total assets	$8,327,900	$8,243,272
Goodwill	(347,149)	(347,149)
Other intangible assets, net	(9,297)	(9,788)
Tangible assets	$7,971,454	$7,886,335

Tangible common equity ratio	9.39%	9.21%

Tangible book value per share	$21.05	$20.45

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

Total non-performing loans increased to $40.1 million at March 31, 2019 or 0.61% of total loans compared to $36.0 million or 0.55% of total loans at December 31, 2018. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level.

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was a credit of $0.1 million for the first quarter of 2019 compared to a charge of $2.0 million for the first quarter of 2018 and $3.4 million for the fourth quarter of 2018.  The decrease in the provision for the current period compared to the prior year was primarily the result of the overall improvement in the qualitative credit metrics of the loan portfolio during the previous twelve months and lower loan growth during the current quarter.

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

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. There were no whole loan sales of mortgage loans from the portfolio during the current quarter.  During the first three months of 2018 the Company sold $60.0 million of loans on a servicing-retained basis. The gain on that transaction was insignificant and the servicing asset associated with those sales was $0.5 million. Income earned by the Company on its loan servicing rights which is derived primarily from contractually specified servicing fees and other ancillary fees, is not significant. At March 31, 2019 none of the loans sold were considered impaired.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights was $1.1 million both at March 31, 2019 and December 31, 2018. The Company did not incur any impairment losses during the current period.

Allowance for Loan Losses

During the first quarter of 2019, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.

At March 31, 2019, total non-performing loans, excluding credit deteriorated loans from acquisitions, were $40.1 million, or 0.61% of total loans, compared to $36.0 million, or 0.55% of total loans, at December 31, 2018.  The growth in non-performing loans occurred as a result of modest increases in all segments of the loan portfolio, predominantly loans secured by real estate.  Non-performing loans include accruing loans 90 days or more past due and restrucutred loans, but exclude acquired non-performing loans.  The allowance represented 132% of non-performing loans at March 31, 2019 as compared to 149% at December 31, 2018. The allowance for loan losses as a percent of total loans was 0.81% at both March 31, 2019 and December 31, 2018.

Continued analysis of the actual loss history on the problem credits in 2018 and 2019 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers together with the reduced inflow of non-accruals and criticized loans.  The improvement in these credit metrics supports management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $26.1 million, with specific allowances of $5.3 million against those loans at March 31, 2019, as compared to $22.2 million with specific allowances of $4.9 million, at December 31, 2018.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 88% of total loans at March 31, 2019 and 87% of total loans at December 31, 2018.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2019	December 31, 2018
Balance, January 1	$53,486	$45,257
Provision (credit) for loan losses	(128)	9,023
Loan charge-offs:
Residential real estate:
Residential mortgage	(113)	(225)
Residential construction	-	-
Commercial real estate:
Commercial investor	-	(131)
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	(17)	(449)
Consumer	(226)	(611)
Total charge-offs	(356)	(1,416)
Loan recoveries:
Residential real estate:
Residential mortgage	24	62
Residential construction	2	15
Commercial real estate:
Commercial investor	7	87
Commercial owner occupied	-	-
Commercial AD&C	-	62
Commercial business	10	258
Consumer	44	138
Total recoveries	87	622
Net charge-offs	(269)	(794)
Balance, period end	$53,089	$53,486

Net charge-offs to average loans	0.02%	0.01%
Allowance for loan losses to loans	0.81%	0.81%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Non-accrual loans:
Residential real estate:
Residential mortgage	$9,704	$9,336
Residential construction	156	159
Commercial real estate:
Commercial investor	6,071	5,355
Commercial owner occupied	5,992	4,234
Commercial AD&C	3,306	3,306
Commercial business	8,013	7,086
Consumer	4,081	4,107
Total non-accrual loans	37,323	33,583

Loans 90 days past due
Residential real estate:
Residential mortgage	221	221
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	90	-
Commercial AD&C	-	-
Commercial business	-	49
Consumer	-	219
Total 90 days past due loans	311	489

Restructured loans (accruing)	2,479	1,942
Total non-performing loans	40,113	36,014
Other real estate owned, net	1,410	1,584
Total non-performing assets	$41,523	$37,598

Non-performing loans to total loans	0.61%	0.55%
Non-performing assets to total assets	0.50%	0.46%
Allowance for loan to non-performing loans	132.35%	148.51%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
March 31, 2019	4.58%	3.73%	2.76%	1.46%	(2.05%)	(3.85%)	N/A	N/A
December 31, 2018	2.74%	2.29%	2.38%	1.15%	(1.74%)	(3.15%)	N/A	N/A

As shown above, the overall net interest income at risk decreased in rising parallel interest rate movements and increased as interest rates declined compared to  December 31, 2018.  The decrease in the risk position results primarily from the decline in borrowing costs which were partially offset by increases in interest expenses associated with money market and certificate of deposit accounts.  All measures remained well within prescribed policy limits.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
March 31, 2019	(11.94%)	(7.23%)	(3.49%)	(0.51%)	(1.89%)	(4.39%)	N/A	N/A
December 31, 2018	(10.23%)	(7.18%)	(3.61%)	(1.70%)	(0.77%)	(2.80%)	N/A	N/A

Overall, the measure of the economic value of equity (“EVE”) at risk increased from December 31, 2018 to March 31, 2019 in larger rising and declining interest rate scenarios.  The primary driver of the degradation in the indicated EVE risk positions was the result of lower market rates and shorter durations than the previous quarter.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2019.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 66% of total interest-earning assets at March 31, 2019. In addition, loan payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  The projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $2.2 billion, all of which was available for borrowing based on pledged collateral, with $0.8 billion borrowed against it as of March 31, 2019. The secured lines of credit at the Federal Reserve and correspondent banks totaled $280 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2019.  In addition, the Company had unsecured lines of credit with correspondent banks of $590 million at March 31, 2019.  At March 31, 2019, there were no outstanding borrowings against these lines of credit.  Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2019.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2019, the Bank could have declared a dividend of $111 million to Bancorp. At March 31, 2019, Bancorp had liquid assets of $27 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Commercial real estate development and construction	$517,551	$562,777
Residential real estate-development and construction	114,677	130,251
Real estate-residential mortgage	65,527	31,227
Lines of credit, principally home equity and business lines	1,312,115	1,296,481
Standby letters of credit	60,634	59,826
Total commitments to extend credit and available credit lines	$2,070,504	$2,080,562

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2018, the Company’s board of directors authorized the repurchase of up to 1,800,000 shares of common stock.  The Company did not repurchase any shares of its common stock in the quarter ended March 31, 2019.

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

               Exhibit 31(a)                      Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

               Exhibit 31(b)                      Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

               Exhibit 32(a)                      Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                      Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

Exhibit 101. INS                XBRL Instance Document

Exhibit 101.SCH                              XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL                              XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF                XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB                              XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE                XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: May 3, 2019

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: May 3, 2019