Form 10-Q
period 2019-06-30
SANDY SPRING BANCORP INC
filed 2019-08-09
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐No ☑

The number of outstanding shares of common stock outstanding as of August 7, 2019

Common stock, $1.00 par value – 35,618,558 shares

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2018 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:

•general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate prices, unemployment levels, and consumer and business confidence, which could lead to decreases in the demand for loans, deposits and other financial services that we provide and increases in loan delinquencies and defaults;

•changes or volatility in the capital markets and interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

•our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates we use to value certain of the securities in our portfolio;

•the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and costs savings from, and limit any unexpected liabilities associated with, any business combinations;

•competitive factors among financial services companies, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and other regulatory agencies; and

•the effect of fiscal and governmental policies of the United States federal government.

Forward-looking statements speak only as of the date of this report. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

Part I

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Assets
Cash and due from banks	$75,781	$67,014
Federal funds sold	583	609
Interest-bearing deposits with banks	155,312	33,858
Cash and cash equivalents	231,676	101,481
Residential mortgage loans held for sale (at fair value)	50,511	22,773
Investments available-for-sale (at fair value)	901,025	937,335
Other equity securities	54,690	73,389
Total loans	6,551,243	6,571,634
Less: allowance for loan losses	(54,024)	(53,486)
Net loans	6,497,219	6,518,148
Premises and equipment, net	60,372	61,942
Other real estate owned	1,486	1,584
Accrued interest receivable	26,148	24,609
Goodwill	347,149	347,149
Other intangible assets, net	8,813	9,788
Other assets	219,430	145,074
Total assets	$8,398,519	$8,243,272

Liabilities
Noninterest-bearing deposits	$2,023,614	$1,750,319
Interest-bearing deposits	4,366,135	4,164,561
Total deposits	6,389,749	5,914,880
Securities sold under retail repurchase agreements and federal funds purchased	150,604	327,429
Advances from FHLB	582,768	848,611
Subordinated debentures	37,353	37,425
Accrued interest payable and other liabilities	118,600	47,024
Total liabilities	7,279,074	7,175,369

Stockholders' Equity
Common stock -- par value $ 1.00 ; shares authorized 100,000,000; shares issued and outstanding 35,614,953
and 35,530,734 at June 30, 2019 and December 31, 2018, respectively	35,615	35,531
Additional paid in capital	608,006	606,573
Retained earnings	479,389	441,553
Accumulated other comprehensive loss	(3,565)	(15,754)
Total stockholders' equity	1,119,445	1,067,903
Total liabilities and stockholders' equity	$8,398,519	$8,243,272

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$79,464	$70,672	$159,861	$138,264
Interest on loans held for sale	381	279	573	647
Interest on deposits with banks	428	514	622	871
Interest and dividends on investment securities:
Taxable	5,396	5,083	11,081	10,185
Exempt from federal income taxes	1,544	2,042	3,254	4,114
Interest on federal funds sold	1	7	6	20
Total interest income	87,214	78,597	175,397	154,101
Interest expense:
Interest on deposits	16,146	8,851	30,626	15,810
Interest on retail repurchase agreements and federal funds purchased	290	108	688	216
Interest on advances from FHLB	4,103	5,338	10,167	10,416
Interest on subordinated debt	490	482	981	950
Total interest expense	21,029	14,779	42,462	27,392
Net interest income	66,185	63,818	132,935	126,709
Provision for loan losses	1,633	1,733	1,505	3,730
Net interest income after provision for loan losses	64,552	62,085	131,430	122,979
Non-interest income:
Investment securities gains	5	-	5	63
Service charges on deposit accounts	2,442	2,290	4,749	4,549
Mortgage banking activities	3,270	2,064	6,133	4,271
Wealth management income	5,539	5,387	10,775	10,448
Insurance agency commissions	1,265	1,180	3,165	3,004
Income from bank owned life insurance	654	670	1,843	3,001
Bank card fees	1,467	1,393	2,719	2,763
Other income	1,914	1,884	4,136	3,887
Total non-interest income	16,556	14,868	33,525	31,986
Non-interest expense:
Salaries and employee benefits	25,489	24,664	51,465	48,576
Occupancy expense of premises	4,760	4,642	9,991	9,584
Equipment expense	2,712	2,243	5,288	4,468
Marketing	887	945	1,830	2,093
Outside data services	1,962	1,707	3,740	3,104
FDIC insurance	1,084	1,390	2,220	2,583
Amortization of intangible assets	483	541	974	1,082
Merger expenses	-	2,228	-	11,186
Professional fees and services	1,634	1,699	2,879	2,739
Other expenses	4,876	5,023	9,692	9,308
Total non-interest expense	43,887	45,082	88,079	94,723
Income before income taxes	37,221	31,871	76,876	60,242
Income tax expense	8,945	7,472	18,283	14,178
Net income	$28,276	$24,399	$58,593	$46,064

Per share information:
Basic net income per share	$0.79	$0.68	$1.64	$1.29
Diluted net income per share	$0.79	$0.68	$1.63	$1.29
Dividends declared per common share	$0.30	$0.28	$0.58	$0.54

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$28,276	$24,399	$58,593	$46,064
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains/(losses) on investments available-for-sale	7,167	(4,230)	15,981	(16,919)
Related income tax expense/(benefit)	(1,873)	1,107	(4,179)	4,428
Net investment gains reclassified into earnings	(5)	-	(5)	(63)
Related income tax expense	1	-	1	16
Net effect on other comprehensive income/(loss) for the period	5,290	(3,123)	11,798	(12,538)

Defined benefit pension plan:
Recognition of unrealized loss	265	250	530	500
Related income tax benefit	(70)	(65)	(139)	(184)
Net effect on other comprehensive income for the period	195	185	391	316
Total other comprehensive income/(loss)	5,485	(2,938)	12,189	(12,222)
Comprehensive income	$33,761	$21,461	$70,782	$33,842

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Operating activities:
Net income	$58,593	$46,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,724	6,099
Provision for loan losses	1,505	3,730
Stock based compensation expense	1,473	1,250
Tax benefits associated with share based compensation	57	252
Deferred income tax expense	1,795	2,358
Origination of loans held for sale	(299,401)	(186,777)
Proceeds from sales of loans held for sale	278,290	186,211
Gains on sales of loans held for sale	(6,627)	(3,674)
Losses on sales of other real estate owned	173	106
Investment securities gains	(5)	(63)
Net increase in accrued interest receivable	(1,540)	(1,211)
Net increase in other assets	(4,880)	(443)
Net decrease in accrued expenses and other liabilities	(6,126)	(2,239)
Other – net	1,162	2,712
Net cash provided by operating activities	31,193	54,375
Investing activities:
(Purchases of)/proceeds from other equity securities	18,699	(12,027)
Purchases of investments available-for-sale	(15,919)	(497)
Proceeds from sales of investment available-for-sale	-	994
Proceeds from maturities, calls and principal payments of investments available-for-sale	66,887	52,798
Net (increase)/ decrease in loans	19,979	(315,872)
Proceeds from the sales of other real estate owned	324	676
Proceeds from sales of loans previously held for investment	-	59,945
Acquisition of business activity, net of cash acquired	-	32,552
Expenditures for premises and equipment	(2,456)	(6,788)
Net cash provided by/ (used in) investing activities	87,514	(188,219)
Financing activities:
Net increase in deposits	474,869	263,322
Net increase/ (decrease) in retail repurchase agreements and federal funds purchased	(176,825)	13,402
Proceeds from advances from FHLB	2,123,000	3,920,000
Repayment of advances from FHLB	(2,388,843)	(3,861,413)
Proceeds from issuance of common stock	746	829
Stock tendered for payment of withholding taxes	(702)	(760)
Dividends paid	(20,757)	(19,268)
Net cash provided by financing activities	11,488	316,112
Net increase in cash and cash equivalents	130,195	182,268
Cash and cash equivalents at beginning of period	101,481	112,500
Cash and cash equivalents at end of period	$231,676	$294,768

Supplemental disclosures:
Interest payments	$43,348	$26,587
Income tax payments	18,629	11,598
Transfer from loans to residential mortgage loans held for sale	-	60,043
Transfer from loans to other real estate owned	414	289

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at April 1, 2019	$35,557	$607,479	$461,862	$(9,050)	$1,095,848
Net income	-	-	28,276	-	28,276
Other comprehensive income, net of tax	-	-	-	5,485	5,485
Common stock dividends - $0.30 per share	-	-	(10,749)	-	(10,749)
Stock compensation expense	-	783	-	-	783
Common stock issued pursuant to:
Directors stock purchase plan - 867 shares	1	29	-	-	30
Stock option plan - 4,142 shares	4	91	-	-	95
Employee stock purchase plan - 10,004 shares	10	268	-	-	278
Restricted stock - 42,830 shares	43	(644)	-	-	(601)
Balances at June 30, 2019	$35,615	$608,006	$479,389	$(3,565)	$1,119,445

Balance at April 1, 2018	$35,463	$604,399	$392,364	$(17,618)	$1,014,608
Net income	-	-	24,399	-	24,399
Other comprehensive income, net of tax	-	-	-	(2,938)	(2,938)
Common stock dividends - $0.28 per share	-	-	(10,001)	-	(10,001)
Stock compensation expense	-	668	-	-	668
Common stock issued pursuant to:
Stock option plan - 5,574 shares	6	132	-	-	138
Employee stock purchase plan - 6,909 shares	7	228	-	-	235
Restricted stock - 36,191 shares	36	(796)	-	-	(760)
Balances at June 30, 2018	$35,512	$604,631	$406,762	$(20,556)	$1,026,349

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2019	$35,531	$606,573	$441,553	$(15,754)	$1,067,903
Net income	-	-	58,593	-	58,593
Other comprehensive income, net of tax	-	-	-	12,189	12,189
Common stock dividends - $0.58 per share	-	-	(20,757)	-	(20,757)
Stock compensation expense	-	1,473	-	-	1,473
Common stock issued pursuant to:
Directors stock purchase plan - 867 shares	1	29	-	-	30
Stock option plan - 10,897 shares	11	213	-	-	224
Employee stock purchase plan - 17,666 shares	17	475	-	-	492
Restricted stock - 54,789 shares	55	(757)	-	-	(702)
Balances at June 30, 2019	$35,615	$608,006	$479,389	$(3,565)	$1,119,445

Balance at January 1, 2018	$23,996	$168,188	$378,489	$(6,857)	$563,816
Net income	-	-	46,064	-	46,064
Other comprehensive income, net of tax	-	-	-	(12,222)	(12,222)
Common stock dividends - $0.54 per share	-	-	(19,268)	-	(19,268)
Stock compensation expense	-	1,250	-	-	1,250
Common stock issued pursuant to:
Acquisition of WashingtonFirst - 11,446,197 shares	11,446	435,194	-	-	446,640
Stock option plan - 17,927 shares	18	352	-	-	370
Employee stock purchase plan - 13,821 shares	14	445	-	-	459
Restricted stock - 37,705 shares	38	(798)	-	-	(760)
Reclassification of tax effects from other comprehensive income	-	-	1,477	(1,477)	-
Balances at June 30, 2018	$35,512	$604,631	$406,762	$(20,556)	$1,026,349

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2019. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

The FASB issued Update No. 2016-13, Current Expected Credit Losses (CECL), in June 2016. This guidance changes the impairment model for most financial assets measured at amortized cost and certain other instruments. Entities will be required to use an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This will result in earlier recognition of loss allowances in most instances. Credit losses related to available-for-sale debt securities (regardless of whether the impairment is considered to be other-than-temporary) will be measured in a manner similar to the present, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities. With respect to trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures, the guidance requires that an entity estimate its lifetime expected credit loss and record an allowance resulting in the net amount expected to be collected to be reflected as the financial asset. Entities will also be required to provide significantly more disclosures, including information used to track credit quality by year of origination for most financing receivables. This guidance is effective for public business entities for the first interim or annual period beginning after December 15, 2019. The standard’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption by public business entities is permitted for the first interim or annual period beginning after December 15, 2018. The Company assessed the guidance and has identified the available historical loan level information and completed a data gap analysis. The Company is in process of designing calculation methodologies under the new guidance and quantifying the approximate impact on the Company’s financialposition and results of operations.

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	June 30, 2019				December 31, 2018
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. treasuries and government agencies	$314,564	$1,072	$(867)	$314,769	$300,338	$370	$(4,030)	$296,678
State and municipal	245,086	4,499	(9)	249,576	280,725	2,080	(781)	282,024
Mortgage-backed and asset-backed	324,394	2,930	(978)	326,346	355,267	653	(7,405)	348,515
Corporate debt	9,100	356	-	9,456	9,100	140	-	9,240
Trust preferred	310	-	-	310	310	-	-	310
Total debt securities	893,454	8,857	(1,854)	900,457	945,740	3,243	(12,216)	936,767
Marketable equity securities	568	-	-	568	568	-	-	568
Total investments available-for-sale	$894,022	$8,857	$(1,854)	$901,025	$946,308	$3,243	$(12,216)	$937,335

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at June 30, 2019 are not the result of credit related events but due to changes in interest rates. These declines in fair market value are considered temporary in nature and are expected to recover over time as these securities approach maturity.

The mortgage-backed securities portfolio at June 30, 2019 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($114.2 million), GNMA, FNMA or FHLMC mortgage-backed securities ($164.3 million) and SBA asset-backed securities ($47.8 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time to allow for any anticipated recovery in fair value.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	June 30, 2019
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	12	$134,475	$667	$200	$867
State and municipal	3	6,065	-	9	9
Mortgage-backed and asset-backed	28	120,081	-	978	978
Total	43	$260,621	$667	$1,187	$1,854

	December 31, 2018
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	33	$194,135	$452	$3,578	$4,030
State and municipal	80	78,232	569	212	781
Mortgage-backed and asset-backed	110	308,254	1,592	5,813	7,405
Total	223	$580,621	$2,613	$9,603	$12,216

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

	June 30, 2019		December 31, 2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$64,147	$64,455	$63,482	$63,747
Due after one year through five years	278,728	281,339	277,297	276,830
Due after five years through ten years	172,732	175,655	212,825	210,386
Due after ten years	377,847	379,008	392,136	385,804
Total debt securities available for sale	$893,454	$900,457	$945,740	$936,767

At June 30, 2019 and December 31, 2018, investments available-for-sale with a book value of $467.6 million and $477.3 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2019 and December 31, 2018.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	June 30, 2019	December 31, 2018
Federal Reserve Bank stock	$22,515	$22,456
Federal Home Loan Bank of Atlanta stock	32,175	50,933
Total equity securities	$54,690	$73,389

Note 3 – LOANS

Outstanding loan balances at June 30, 2019 and December 31, 2018 are net of unearned income including net deferred loan fees of $0.6 million and $0.9 million, respectively. The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2019	December 31, 2018
Residential real estate:
Residential mortgage	$1,241,081	$1,228,247
Residential construction	171,106	186,785
Commercial real estate:
Commercial owner occupied real estate	1,224,986	1,202,903
Commercial investor real estate	1,994,027	1,958,395
Commercial AD&C	658,709	681,201
Commercial business	772,158	796,264
Consumer	489,176	517,839
Total loans	$6,551,243	$6,571,634

The fair value of the financial assets acquired in the Company’s acquisition of WashingtonFirst Bancshares, Inc. (“WashingtonFirst”) on January 1, 2018 included loans receivable with a gross amortized cost basis of $1.7 billion. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. Interest and credit fair value adjustments related to loans acquired without evidence of credit quality deterioration are accreted or amortized into interest income over the remaining expected lives of the loans. The specific credit adjustment on acquired credit impaired loans includes accretable and non-accretable components. Of the $14.5 million specific credit mark on acquired credit impaired loans, approximately $4.0 million was estimated to be an accretable adjustment recognized over the remaining expected lives of the loans and $10.5 million was estimated to be non-accretable adjustment.

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

The outstanding balance of purchased credit impaired loans receivable totaled $41.9 million, $26.0 million and $13.2 million at January 1, 2018, December 31, 2018 and June 30, 2019, respectively. The fair value of purchased credit impaired loans was $9.7 million and $15.3 million at June 30, 2019 and December 31, 2018, respectively. The decrease in the outstanding amounts of purchased credit impaired loans receivable from the acquisition date through the current period was driven by the efforts of credit management function to resolve the most material credit deteriorated borrowers. During 2018, liquidation of the collateral resulted in full pay-off of the outstanding principal balances of $12.4 million and the related release of accretable and non-accretable adjustments into interest income in the total amounts of $0.9 million and $1.3 million, respectively. During the current year to date, the Company settled additional purchased credit impaired loans with total outstanding balances of $5.8 million resulting in the related release of accretable and non-accretable adjustments into interest income in the total amounts of $0.2 million and $1.6 million, respectively. During the current quarter, the Company completed the charge-off of a purchased credit impaired loan with a total outstanding balance of $4.1 million. This charge-off did not result in any associated impact to the valuation allowance due to adequacy of non-accretable discount.

Activity for the accretable yield since the Acquisition Date was as follows:

	For the Period Ended,
(Dollars in thousands)	June 30, 2019	December 31, 2018
Accretable yield at the beginning of the period	$1,279	$-
Addition of accretable yield due to acquisition	-	3,988
Accretion into interest income	(664)	(1,860)
Disposals (including maturities, foreclosures, and charge-offs)	(199)	(849)
Accretable yield at the end of the period.	$416	$1,279

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan Losses

Summary information on the allowance for loan loss activity for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2019	2018
Balance at beginning of year	$53,486	$45,257
Provision for loan losses	1,505	3,730
Loan charge-offs	(1,197)	(818)
Loan recoveries	230	324
Net charge-offs	(967)	(494)
Balance at period end	$54,024	$48,493

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$11,377	$5,944	$17,603	$6,307	$2,113	$8,881	$1,261	$53,486
Provision (credit)	(61)	474	1,070	(212)	153	297	(216)	1,505
Charge-offs	(776)	-	-	-	(308)	(113)	-	(1,197)
Recoveries	34	4	10	-	144	34	4	230
Net recoveries (charge-offs)	(742)	4	10	-	(164)	(79)	4	(967)
Balance at end of period	$10,574	$6,422	$18,683	$6,095	$2,102	$9,099	$1,049	$54,024

Total loans	$772,158	$658,709	$1,994,027	$1,224,986	$489,176	$1,241,081	$171,106	$6,551,243
Allowance for loans losses to total loans ratio	1.37%	0.97%	0.94%	0.50%	0.43%	0.73%	0.61%	0.82%

Balance of loans specifically evaluated for impairment	$7,347	$1,990	$7,184	$3,766	na.	$1,370	$-	$21,657
Allowance for loans specifically evaluated for impairment	$2,945	$393	$1,413	$26	na.	$-	$-	$4,777
Specific allowance to specific loans ratio	40.08%	-	19.67%	0.69%	na.	-	-	22.06%

Balance of loans collectively evaluated	$762,100	$656,719	$1,977,069	$1,221,220	$488,068	$1,239,702	$171,106	$6,515,984
Allowance for loans collectively evaluated	$7,629	$6,029	$17,270	$6,069	$2,102	$9,099	$1,049	$49,247
Collective allowance to collective loans ratio	1.00%	0.92%	0.87%	0.50%	0.43%	0.73%	0.61%	0.76%

Balance of loans acquired with deteriorated credit quality	$2,711	$-	$9,774	$-	$1,108	$9	$-	$13,602
Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Allowance to loans acquired with deteriorated credit quality ratio	-	-	-	-	-	-	-	-

	For the Year Ended December 31, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$8,711	$3,501	$14,970	$7,178	$2,383	$7,268	$1,246	$45,257
Provision (credit)	2,857	2,381	2,677	(871)	203	1,776	-	9,023
Charge-offs	(449)	-	(131)	-	(611)	(225)	-	(1,416)
Recoveries	258	62	87	-	138	62	15	622
Net recoveries (charge-offs)	(191)	62	(44)	-	(473)	(163)	15	(794)
Balance at end of period	$11,377	$5,944	$17,603	$6,307	$2,113	$8,881	$1,261	$53,486

Total loans	$796,264	$681,201	$1,958,395	$1,202,903	$517,839	$1,228,247	$186,785	$6,571,634
Allowance for loan losses to total loans ratio	1.43%	0.87%	0.90%	0.52%	0.41%	0.72%	0.68%	0.81%

Balance of loans specifically evaluated for impairment	$7,586	$3,306	$5,355	$4,234	na.	$1,729	$-	$22,210
Allowance for loans specifically evaluated for impairment	$3,594	$-	$1,207	$123	na.	$-	$-	$4,924
Specific allowance to specific loans ratio	47.38%	-	22.54%	2.91%	na.	-	-	22.17%

Balance of loans collectively evaluated	$780,523	$677,895	$1,938,712	$1,196,487	$516,567	$1,226,508	$186,785	$6,523,477
Allowance for loans collectively evaluated	$7,783	$5,944	$16,396	$6,184	$2,113	$8,881	$1,261	$48,562
Collective allowance to collective loans ratio	1.00%	0.88%	0.85%	0.52%	0.41%	0.72%	0.68%	0.74%

Balance of loans acquired with deteriorated credit quality	$8,155	$-	$14,328	$2,182	$1,272	$10	$-	$25,947
Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Allowance to loan acquired with deteriorated credit quality ratio	-	-	-	-	-	-	-	-

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	June 30, 2019	December 31, 2018
Impaired loans with a specific allowance	$14,498	$12,876
Impaired loans without a specific allowance	7,159	9,334
Total impaired loans	$21,657	$22,210

Allowance for loan losses related to impaired loans	$4,777	$4,924
Allowance for loan losses related to loans collectively evaluated	49,247	48,562
Total allowance for loan losses	$54,024	$53,486

Average impaired loans for the period	$23,335	$20,211
Contractual interest income due on impaired loans during the period	$1,313	$2,513
Interest income on impaired loans recognized on a cash basis	$267	$506
Interest income on impaired loans recognized on an accrual basis	$78	$138

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	June 30, 2019
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,034	$1,261	$5,468	$767	$-	$11,530
Restructured accruing	102	-	-	-	-	102
Restructured non-accruing	1,957	-	782	127	-	2,866
Balance	$6,093	$1,261	$6,250	$894	$-	$14,498

Allowance	$2,945	$393	$1,413	$26	$-	$4,777

Impaired loans without a specific allowance
Non-accruing	$169	$729	$159	$1,053	$-	$2,110
Restructured accruing	162	-	775	-	1,094	2,031
Restructured non-accruing	923	-	-	1,819	276	3,018
Balance	$1,254	$729	$934	$2,872	$1,370	$7,159

Total impaired loans
Non-accruing	$4,203	$1,990	$5,627	$1,820	$-	$13,640
Restructured accruing	264	-	775	-	1,094	2,133
Restructured non-accruing	2,880	-	782	1,946	276	5,884
Balance	$7,347	$1,990	$7,184	$3,766	$1,370	$21,657

Unpaid principal balance in total impaired loans	$9,840	$1,990	$11,744	$5,598	$2,725	$31,897

	June 30, 2019
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,740	$2,867	$6,461	$4,664	$1,603	$23,335
Contractual interest income due on impaired loans during the period	$506	$240	$358	$145	$64
Interest income on impaired loans recognized on a cash basis	$154	$-	$12	$94	$7
Interest income on impaired loans recognized on an accrual basis	$25	$-	$19	$-	$34

	December 31, 2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,126	$-	$5,117	$767	$-	$10,010
Restructured accruing	328	-	-	-	-	328
Restructured non-accruing	1,766	-	-	772	-	2,538
Balance	$6,220	$-	$5,117	$1,539	$-	$12,876

Allowance	$3,594	$-	$1,207	$123	$-	$4,924

Impaired loans without a specific allowance
Non-accruing	$220	$3,170	$238	$1,216	$-	$4,844
Restructured accruing	172	-	-	-	1,442	1,614
Restructured non-accruing	974	136	-	1,479	287	2,876
Balance	$1,366	$3,306	$238	$2,695	$1,729	$9,334

Total impaired loans
Non-accruing	$4,346	$3,170	$5,355	$1,983	$-	$14,854
Restructured accruing	500	-	-	-	1,442	1,942
Restructured non-accruing	2,740	136	-	2,251	287	5,414
Balance	$7,586	$3,306	$5,355	$4,234	$1,729	$22,210

Unpaid principal balance in total impaired loans	$11,056	$4,419	$9,909	$6,656	$3,081	$35,121

	December 31, 2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,685	$770	$5,696	$3,823	$2,237	$20,211
Contractual interest income due on impaired loans during the period	$858	$495	$610	$407	$143
Interest income on impaired loans recognized on a cash basis	$215	$-	$20	$175	$96
Interest income on impaired loans recognized on an accrual basis	$63	$-	$-	$-	$75

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	June 30, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans (1)	$7,083	$1,990	$6,409	$3,766	$4,439	$10,625	$-	$34,312
Loans 90 days past due	-	-	1,248	-	-	-	-	1,248
Restructured loans	264	-	775	-	-	1,094	-	2,133
Total non-performing loans	7,347	1,990	8,432	3,766	4,439	11,719	-	37,693
Other real estate owned	39	665	409	-	64	309	-	1,486
Total non-performing assets	$7,386	$2,655	$8,841	$3,766	$4,503	$12,028	$-	$39,179
(1) Includes $4.3 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

	December 31, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans (1)	$7,086	$3,306	$5,355	$4,234	$4,107	$9,336	$159	$33,583
Loans 90 days past due	49	-	-	-	219	221	-	489
Restructured loans	500	-	-	-	-	1,442	-	1,942
Total non-performing loans	7,635	3,306	5,355	4,234	4,326	10,999	159	36,014
Other real estate owned	39	315	409	-	-	821	-	1,584
Total non-performing assets	$7,674	$3,621	$5,764	$4,234	$4,326	$11,820	$159	$37,598
(1) Includes $4.8 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

	June 30, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$2,855	$3,790	$2,244	$385	$1,513	$11,009	$2,386	$24,182
61-90 days	2,958	-	169	711	1,200	2,567	477	8,082
> 90 days	-	-	1,248	-	-	-	-	1,248
Total past due	5,813	3,790	3,661	1,096	2,713	13,576	2,863	33,512
Non-accrual loans (1)	7,083	1,990	6,409	3,766	4,439	10,625	-	34,312
Loans acquired with deteriorated credit quality	2,711	-	9,774	-	1,108	9	-	13,602
Current loans	756,551	652,929	1,974,183	1,220,124	480,916	1,216,871	168,243	6,469,817
Total loans	$772,158	$658,709	$1,994,027	$1,224,986	$489,176	$1,241,081	$171,106	$6,551,243
(1) Includes $4.3 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

	December 31, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$2,737	$474	$3,041	$433	$3,871	$8,181	$3,226	$21,963
61-90 days	-	-	789	-	1,477	2,517	-	4,783
> 90 days	49	-	-	-	219	221	-	489
Total past due	2,786	474	3,830	433	5,567	10,919	3,226	27,235
Non-accrual loans (1)	7,086	3,306	5,355	4,234	4,107	9,336	159	33,583
Loans acquired with deteriorated credit quality	8,155	-	14,328	2,182	1,272	10	-	25,947
Current loans	778,237	677,421	1,934,882	1,196,054	506,893	1,207,982	183,400	6,484,869
Total loans	$796,264	$681,201	$1,958,395	$1,202,903	$517,839	$1,228,247	$186,785	$6,571,634
(1) Includes $4.8 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	June 30, 2019
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$752,645	$656,719	$1,972,903	$1,214,105	$4,596,372
Special Mention (1)	5,111	-	3,910	3,117	12,138
Substandard (2)	14,402	1,990	17,214	7,764	41,370
Doubtful	-	-	-	-	-
Total	$772,158	$658,709	$1,994,027	$1,224,986	$4,649,880
(1) Includes $2.0 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.
(2) Includes $12.1 million of purchased credit impaired loans acquired from WashingtonFirst and $8.1 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

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

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	June 30, 2019
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$484,737	$1,229,362	$171,106	$1,885,205
Non-performing:
90 days past due	-	-	-	-
Non-accruing (1)	4,439	10,625	-	15,064
Restructured loans	-	1,094	-	1,094
Total	$489,176	$1,241,081	$171,106	$1,901,363
(1) Includes $1.2 million of consumer loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

	December 31, 2018
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$513,513	$1,217,248	$186,626	$1,917,387
Non-performing:
90 days past due	219	221	-	440
Non-accruing (1)	4,107	9,336	159	13,602
Restructured loans	-	1,442	-	1,442
Total	$517,839	$1,228,247	$186,785	$1,932,871
(1) Includes $1.3 million of consumer loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

During the six months ended June 30, 2019, the Company restructured $1.8 million in loans that were designated as troubled debt restructurings. No modifications resulted in the reduction of the principal in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during the six months ended June 30, 2019 had specific reserves of $0.4 million. For the year ended December 31, 2018, the Company restructured $1.6 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2018 had specific reserves of $0.6 million at December 31, 2018. The commitments to lend additional funds on loans that have been restructured at June 30, 2019 and December 31, 2018 were not significant.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Six Months Ended June 30, 2019
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$-	$-	$775	$-	$-	$775
Restructured non-accruing	254	-	782	-	-	1,036
Balance	$254	$-	$1,557	$-	$-	$1,811

Specific allowance	$204	$-	$202	$-	$-	$406

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2018
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$-	$-	$-	$-	$-	$-
Restructured non-accruing	1,464	-	-	158	-	1,622
Balance	$1,464	$-	$-	$158	$-	$1,622

Specific allowance	$563	$-	$-	$-	$-	$563

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate OwnedOther real estate owned totaled $1.5 million and $1.6 million at June 30, 2019 and December 31, 2018, respectively. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2019.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	June 30, 2019			Weighted		December 31, 2018			Weighted
	Gross		Net	Average		Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining		Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life		Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$10,678	$(2,815)	$7,863	8.5	years	$10,678	$(1,941)	$8,737	9.0	years
Other identifiable intangibles	1,478	(528)	950	10.2	years	1,478	(427)	1,051	10.6	years
Total amortizing intangible assets	$12,156	$(3,343)	$8,813			$12,156	$(2,368)	$9,788

Goodwill	$347,149		$347,149			$347,149		$347,149

The amount of goodwill by reportable segment is presented in the following table:

	Community		Investment
(Dollars in thousands)	Banking	Insurance	Management	Total
Balance December 31, 2018	$331,173	$6,788	$9,188	$347,149
No Activity	-	-	-	-
Balance June 30, 2019	$331,173	$6,788	$9,188	$347,149

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2019	$969
2020	1,720
2021	1,507
2022	1,295
Thereafter	3,322
Total amortizing intangible assets	$8,813

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2019	December 31, 2018
Noninterest-bearing deposits	$2,023,614	$1,750,319
Interest-bearing deposits:
Demand	721,389	703,145
Money market savings	1,705,164	1,605,024
Regular savings	331,164	330,231
Time deposits of less than $100,000	456,520	427,421
Time deposits of $100,000 or more	1,151,898	1,098,740
Total interest-bearing deposits	4,366,135	4,164,561
Total deposits	$6,389,749	$5,914,880

Note 7 – SUBORDINATED DEBENTURES

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

In 2003, Alliance Bankshares Corporation, which was acquired by WashingtonFirst in 2012, issued $10.3 million of junior subordinated debt securities to Alliance Virginia Capital Trust I, of which Alliance Bankshares Corporation owned all of the common securities. The trust used the proceeds from the issuance of its underlying common securities and preferred securities, which were sold to third parties, to purchase the debt securities. These debt securities are the trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The obligations under the debt securities were assumed by the Company at the date of acquisition of WashingtonFirst. The debt securities are due on June 30, 2033 and are callable at any time, without penalty. The interest rate associated with the debt securities is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of June 30, 2019 was 5.47%. Under the indenture governing the debt securities, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted. The trust’s preferred securities are mandatorily redeemable upon maturity of the debt securities, or upon earlier redemption as provided in the indenture. If the debt securities are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. The Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the trust securities subject to certain exceptions, the redemption price with respect to any trust securities called for redemption and amounts due if the trust is liquidated or terminated. As of June 30, 2019, the Company was current on all interest payments. Under current regulatory guidelines the trust preferred securities are considered to be Tier 1 capital.

The following table provides information on subordinated debentures as the date indicated:

(In thousands)	June 30, 2019	December 31, 2018
Subordinated debentures	$25,000	$25,000
Add: Purchase accounting premium	1,954	2,023
Trust preferred securities	10,310	10,310
Add: Purchase accounting premium	89	92
Total subordinated debentures	$37,353	$37,425

Note 8 – Share Based Compensation

At June 30, 2019, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected directors and employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,153,936 are available for issuance at June 30, 2019, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing moddel. The weighted-average assumptions for the periods shown are presented in the following table:

	Six Months Ended June 30,
	2019	2018
Dividend yield	-%	2.64%
Weighted average expected volatility	-%	39.13%
Weighted average risk-free interest rate	-%	2.61%
Weighted average expected lives (in years)	-	5.61
Weighted average grant-date fair value	-	$11.73

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.7 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, related to the awards of stock options and restricted stock grants. Compensation expense of $1.4 million and $1.1 million was recognized for the six months ended June 30, 2019 and 2018, respectively. The intrinsic value of stock options exercised in the six months ended June 30, 2019 and 2018 was $0.1 million and $0.3 million, respectively. The total of unrecognized compensation cost related to stock options was approximately $0.1 million as of June 30, 2019. That cost is expected to be recognized over a weighted average period of approximately 1.5years. The total of unrecognized compensation cost related to restricted stock was approximately $6.8 million as of June 30, 2019. That cost is expected to be recognized over a weighted average period of approximately 3.1years. The fair value of the options vested during the six months ended June 30, 2019 and 2018, was not significant.

The Company granted 96,191 shares of restricted stock in the first quarter of 2019, of which 21,390 shares are subject to a three year vesting schedule with one third of the shares vesting on April 1st of each year and 74,801 shares subject to a five year vesting schedule with one fifth of the shares vesting on April 1st of each year. The

Company did not grant any additional shares of restricted stock during the second quarter of 2019. The Company did not grant any stock options during 2019.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2019	81,508	$29.74		$369
Granted	-	$-
Exercised	(10,897)	$20.56		$145
Forfeited	(1,007)	$37.11
Expired	(142)	$42.48
Balance at June 30, 2019	69,462	$31.05	3.6	$403

Exercisable at June 30, 2019	55,362	$28.94	3.1	$403

Weighted average fair value of options
granted during the year		$-

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2019	203,603	$35.14
Granted	96,191	$33.27
Vested	(69,842)	$31.55
Forfeited	(6,673)	$33.16
Restricted stock at June 30, 2019	223,279	$35.52

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Interest cost on projected benefit obligation	$402	$385	$804	$770
Expected return on plan assets	(412)	(465)	(824)	(930)
Recognized net actuarial loss	265	250	530	500
Net periodic benefit cost	$255	$170	$510	$340

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. After consideration of these factors, the Company made a contribution of $0.2 million in 2019. Management continues to monitor the funding level of the Plan and may make additional contributions as necessary during 2019.

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2019	2018	2019	2018
Net income	$28,276	$24,399	$58,593	$46,064

Basic:
Basic weighted average EPS shares	35,862	35,721	35,816	35,686

Basic net income per share	$0.79	$0.68	$1.64	$1.29

Diluted:
Basic weighted average EPS shares	35,862	35,721	35,816	35,686
Dilutive common stock equivalents	28	23	50	24
Dilutive EPS shares	35,890	35,744	35,866	35,710

Diluted net income per share	$0.79	$0.68	$1.63	$1.29

Anti-dilutive shares	10	6	11	6

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2019	$(6,630)	$(9,124)	$(15,754)
Other comprehensive income before reclassification, net of tax	11,802	-	11,802
Reclassifications from accumulated other comprehensive income, net of tax	(4)	391	387
Current period change in other comprehensive income, net of tax	11,798	391	12,189
Balance at June 30, 2019	$5,168	$(8,733)	$(3,565)

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2018	$687	$(7,544)	$(6,857)
Other comprehensive income before reclassification, net of tax	(12,491)	-	(12,491)
Reclassifications from accumulated other comprehensive income, net of tax	(47)	316	269
Current period change in other comprehensive income, net of tax	(12,538)	316	(12,222)
Reclassification of tax effects from accumulated other comprehensive income	148	(1,625)	(1,477)
Balance at June 30, 2018	$(11,703)	$(8,853)	$(20,556)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2019	2018
Unrealized gains on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$5	$63
Income before taxes	5	63
Tax expense	(1)	(16)
Net income	$4	$47

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss(1)	$(530)	$(500)
Income before taxes	(530)	(500)
Tax benefit	139	184
Net loss	$(391)	$(316)
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

As June 30, 2019, ROU assets and lease liabilities totaled $73.1 million and $80.6 million, respectively. For the three and six months ended June 30, 2019, the Company recognized total operating lease expense in the amount of $2.8 million and $5.7 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019 was $2.2 million and $4.3 million, respectively and is included in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. There were no new ROU assets obtained in exchange for lease obligations during the six months ended June 30, 2019.

As of June 30, 2019, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
One year	$11,023
Two years	10,563
Three years	10,002
Four years	10,090
Five years	9,494
Thereafter	46,671
Total undiscounted lease payments	97,843
Less: Present value discount	(17,228)
Lease Liability	$80,615

As of June 30, 2019, the weighted average remaining lease term was 10.7 years and the weighted average operating discount rate to determine the operating lease liability was 3.31%.

The Company had one operating lease for a branch location that had not commenced at June 30, 2019. The Company does not have any lease arrangements with any of its related parties as of June 30, 2019.

Note 13 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The notional value of commercial loan swaps outstanding was $106.7 million with a fair value of $1.4 million as of June 30, 2019 compared to $16.6 million with a fair value of $0.4 million as of December 31, 2018. The swap positions are offset to minimize the potential impact on the Company’s financial statements. Fair values of the swaps are carried as both gross assets and gross liabilities in the Condensed Consolidated Statements of Condition. The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2019
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$50,511	$-	$50,511
Investments available-for-sale:
U.S. government agencies	-	314,769	-	314,769
State and municipal	-	249,576	-	249,576
Mortgage-backed and asset-backed	-	326,346	-	326,346
Corporate debt	-	-	9,456	9,456
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	1,358	-	1,358

Liabilities
Interest rate swap agreements	$-	$(1,358)	$-	$(1,358)

	December 31, 2018
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$22,773	$-	$22,773
Investments available-for-sale:
U.S. government agencies	-	296,678	-	296,678
State and municipal	-	282,024	-	282,024
Mortgage-backed and asset-backed	-	348,515	-	348,515
Corporate debt	-	-	9,240	9,240
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	446	-	446

Liabilities
Interest rate swap agreements	$-	$(446)	$-	$(446)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2019	$9,550
Additions of Level 3 assets	-
Sales of Level 3 assets	-
Total unrealized gain included in other comprehensive income	216
Balance at June 30, 2019	$9,766

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2019
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$6,653	$6,653	$(6,561)
Other real estate owned	-	-	1,486	1,486	(277)
Total	$-	$-	$8,139	$8,139	$(6,838)

	December 31, 2018
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$6,780	$6,780	$(10,932)
Other real estate owned	-	-	1,584	1,584	(262)
Total	$-	$-	$8,364	$8,364	$(11,194)

At June 30, 2019, impaired loans totaling $21.7 million were written down to fair value of $16.9 million as a result of specific loan loss allowances of $4.8 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $22.2 million were written down to fair value of $17.3 million at December 31, 2018 as a result of specific loan loss allowances of $4.9 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	June 30, 2019		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$54,690	$54,690	$-	$54,690	$-
Loans, net of allowance	6,497,219	6,383,069	-	-	6,383,069
Other assets (1)	111,850	111,850	-	111,850	-

Financial Liabilities
Time deposits	$1,608,418	$1,615,849	$-	$1,615,849	$-
Securities sold under retail repurchase agreements and
federal funds purchased	150,604	150,604	-	150,604	-
Advances from FHLB	582,768	590,246	-	590,246	-
Subordinated debentures	37,353	35,435	-	-	35,435

(1) Includes bank owned life insurance products.

			Fair Value Measurements
	December 31, 2018		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$73,389	$73,389	$-	$73,389	$-
Loans, net of allowance	6,518,148	6,376,307	-	-	6,376,307
Other assets (1)	110,823	110,823	-	110,823	-

Financial Liabilities
Time deposits	$1,526,161	$1,536,238	$-	$1,536,238	$-
Securities sold under retail repurchase agreements and
federal funds purchased	327,429	327,429	-	327,429	-
Advances from FHLB	848,611	850,186	-	850,186	-
Subordinated debentures	37,425	33,588	-	-	33,588

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles were $0.4 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. These charges totaled $0.9 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles were not significant for the three and six months ended June 30, 2019 and 2018, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $1.7 billion in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles were not significant for the three and six months ended June 30, 2019 and 2018, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended June 30, 2019
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$87,214	$1	$3	$(4)	$87,214
Interest expense	21,033	-	-	(4)	21,029
Provision (credit) for loan losses	1,633	-	-	-	1,633
Noninterest income	12,856	1,269	2,597	(166)	16,556
Noninterest expense	40,859	1,304	1,890	(166)	43,887
Income before income taxes	36,545	(34)	710	-	37,221
Income tax expense	8,769	(8)	184	-	8,945
Net income	$27,776	$(26)	$526	$-	$28,276

Assets	$8,398,263	$11,552	$20,253	$(31,549)	$8,398,519

	Three Months Ended June 30, 2018
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$78,596	$1	$2	$(2)	$78,597
Interest expense	14,781	-	-	(2)	14,779
Provision for loan losses	1,733	-	-	-	1,733
Non-interest income	11,252	1,179	2,590	(153)	14,868
Non-interest expense	42,302	1,302	1,631	(153)	45,082
Income before income taxes	31,032	(122)	961	-	31,871
Income tax expense	7,249	(32)	255	-	7,472
Net income	$23,783	$(90)	$706	$-	$24,399

Assets	$8,154,957	$9,041	$15,407	$(26,805)	$8,152,600

	Six Months Ended June 30, 2019
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$175,397	$2	$5	$(7)	$175,397
Interest expense	42,469	-	-	(7)	42,462
Provision for loan losses	1,505	-	-	-	1,505
Noninterest income	25,563	3,173	5,122	(333)	33,525
Noninterest expense	82,070	2,724	3,618	(333)	88,079
Income before income taxes	74,916	451	1,509	-	76,876
Income tax expense	17,762	127	394	-	18,283
Net income	$57,154	$324	$1,115	$-	$58,593

Assets	$8,398,263	$11,552	$20,253	$(31,549)	$8,398,519

	Six Months Ended June 30, 2018
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$154,100	$1	$3	$(3)	$154,101
Interest expense	27,395	-	-	(3)	27,392
Provision for loan losses	3,730	-	-	-	3,730
Non-interest income	24,423	3,001	4,869	(307)	31,986
Non-interest expense	89,333	2,681	3,016	(307)	94,723
Income before income taxes	58,065	321	1,856	-	60,242
Income tax expense	13,602	91	485	-	14,178
Net income	$44,463	$230	$1,371	$-	$46,064

Assets	$8,154,957	$9,041	$15,407	$(26,805)	$8,152,600

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is an $8.4 billion community banking organization that focuses its lending and other services on businesses and consumers in the local market area. The Company, which began operating in 1988, is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve").

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

Overview

Net income for the Company for the second quarter of 2019 totaled $28.3 million ($0.79 per diluted share) as compared to net income of $24.4 million ($0.68 per diluted share) for the second quarter of 2018 and net income of $30.3 million ($0.85 per diluted share) for the first quarter of 2019. The prior year’s earnings for the second quarter contained $2.2 million in merger expenses, while the prior quarter contained a $1.8 million interest recovery from acquired impaired loans, a credit versus a provision for loan losses and $0.6 million in life insurance mortality proceeds. There were no similar items in the current quarter’s earnings.

These results reflect the following events:

•Total loans increased 5% compared to the second quarter of 2018. Loans outstanding remained stable compared to the prior quarter, as overall loan production and commitment origination in previously unfunded construction lending was offset by portfolio run-off which was impacted by changes in the interest rate environment and competitive forces in the marketplace. The Bank also successfully executed on a strategy to sell the majority of its mortgage loan production for gains versus retaining them in the loan portfolio.

•Total deposits grew 9% from the second quarter of 2018 and 8% from the end of 2018. This deposit growth has reduced the loan to deposit ratio from 111% at year-end 2018 to 103% at the end of the current quarter. The year-to-date deposit growth included a 16% increase in noninterest-bearing deposits and a 20% reduction in wholesale deposits.

•Current quarter has a $1.6 million charge for the provision for loan losses compared to the prior quarter’s $0.1 million credit to the provision.

•The net interest margin was 3.54% for the second quarter of 2019 compared to 3.56% for the second quarter of 2018 and 3.52% for the first quarter of 2019, after adjusting for recovered interest income of $1.8 million on acquired credit impaired loans. The current quarter’s margin benefited from an increase in average noninterest-bearing deposits from the first quarter of 2019 and the current quareter’s shifting of short-term FHLB borrowings into medium-term lower rate borrowings.

•Second quarter results reflected an annualized return on average assets of 1.37% and annualized return on average equity of 10.32% as compared to 1.23% and 9.66% respectively for the second quarter of 2018. Exclusive of merger costs on an after-tax basis, the return on average assets and return on average equity for the second quarter of 2018 would have been 1.32% and 10.32%, respectively.

•Non-interest income increased 11% from the prior year quarter driven by income from mortgage banking activities that grew 58% during the same period. Growth was experienced in almost every other major category of non-interest income.

•The non-GAAP efficiency ratio was 51.71% for the current quarter as compared to 52.98% for the second quarter of 2018 and 51.44% for the first quarter of 2019. The stability of the current quarter’s non-GAAP ratio, as compared to the previous quarter’s, reflects the slight decline in non-interest expense during the second quarter of 2019 compared to the first quarter of the current year.

•Dividends paid increased by 7% or $0.02 per share during the current quarter to $0.30 per share. Additionally, as a result of net earnings during the past twelve months, tangible book value per share and tangible common equity have grown 11% from the second quarter of 2018.

The local economy continues to experience low unemployment rate, wage growth and increased housing starts; however, these trends have been tempered by other concerns of deficit growth, domestic political turmoil and geo-political uncertainty. These factors, in concert, impact the pace of economic expansion and create volatility in global economic markets. Additionally, the recent trends in interest rates have caused a degree of concern among individual consumers and small and mid-sized businesses. Management remains confident that the Company remains well positioned for continued growth opportunities as they present themselves, despite the current mixed economic environment.

Total assets at June 30, 2019 increased 3% compared to June 30, 2018. This growth has been driven by organic loan growth as loan balances at June 30, 2019 have increased 5% compared to June 30, 2018. Deposits increased 9% compared to balances at June 30, 2018. The Company’s liquidity position remains strong as a result of its operational cash flows in addition to the available borrowing lines with the Federal Home Loan Bank of Atlanta, the Federal Reserve and other sources, and the size and composition of the available-for-sale investment portfolio. Stockholders’ equity has grown $93.1 million compared to June 30, 2018 due to the retention of earnings from the past twelve months.

Non-performing loans (which excludes purchased credit impaired loans) represented 0.58% of total loans at June 30, 2019 compared to 0.46% at June 30, 2018. The Company’s non-performing loans were $37.7 million at June 30, 2019 compared to $28.8 million at June 30, 2018. The ratio of annualized net charge-offs to average loans for the current quarter was 0.04% compared to 0.01% for the prior year quarter.

Net interest income for the second quarter of 2019 increased 4% compared to the second quarter of 2018. As a result of the Company’s organic loan growth during the period interest income increased by $8.6 million, which more than offset the $6.3 million growth in interest expense which was driven by the increased rates paid on deposits. The net interest margin was 3.54% for the second quarter of 2019 compared to 3.56% for the second quarter of 2018. The provision for loan losses was $1.6 million for the second quarter of 2019 compared to $1.7 million for the second quarter of 2018. Non-interest income increased 11% for the second quarter of 2019 as compared to the second quarter of 2018. This increase in non-interest income was driven by the impact of increased mortgage banking income and, to a lesser extent, income from other major categories of non-interest income. Non-interest expenses decreased 3% to $43.9 million for the second quarter of 2019 compared to $45.1 million in the second quarter of 2018, which included $2.2 million in merger expenses. Excluding these expenses, non-interest expenses increased 2% compared to the second quarter of 2018 due to increased compensation and benefit costs driven by a combination of increases in compensation levels resulting from annual merit increases and an increase in the Company’s contribution to the employee retirement savings plans. The non-GAAP efficiency ratio was 51.71% for the second quarter of 2019, compared to 52.98% for the second quarter of 2018. The decrease in the current quarter compared to the prior period was the result of the growth in the net revenue streams.

Results of Operations

For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net income for the Company for the first six months of 2019 totaled $58.6 million ($1.63 per diluted share) compared to net income of $46.1 million ($1.29 per diluted share) for the first six months of 2018.

Net Interest Income

Net interest income for the first six months of 2019 was $132.9 million compared to $126.7 million for the first six months of 2018. On a tax-equivalent basis, net interest income for the first six months of 2019 was $135.4 million compared to $129.0 million for the first six months of 2018, a 5% increase. Net interest income increased as a result of the Company’s organic loan growth during the previous twelve months which more than offset the impact of deposit growth and the corresponding interest expense, as average interest rates rose during that period.

The following tables provide an analysis of net interest income performance that reflects a net interest margin that has increased to 3.58% for the first six months of 2019 compared to 3.57% for the first six months of 2018. Net interest income for the first six months of 2019 included $1.8 million of recovered interest income from previously acquired credit impaired loans. Excluding these recoveries, the net interest margin would have been 3.53%. In addition, after excluding the impact of amortization of the fair value adjustments to both interest-earning assets and interest-bearing liabilities directly attributable to the acquisition, the net interest margin for the first six months of 2019 would have been 3.47%, compared to 3.45% for the first six months of 2018.

The impact of the amortization of the fair value adjustments on net interest income for the first six months of 2019 is presented in the following table:

For the Six Months Ended June 30, 2019
(In thousands)
Net Interest Income Excluding Purchase Accounting Adjustments:
Net Interest Income	$132,935
Accretion of fair value adjustment on pools of homogeneous loans	(567)
Accretion of loan fair value adjustment on purchased credit impaired loans	(664)
Settlements of purchased credit impaired loans	(1,799)
Accretion of fair value adjustment on certificates of deposits	(311)
Accretion of fair value adjustment on subordinated debentures	(72)
Net Interest Income Excluding Purchase Accounting Adjustments	$129,522

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Six Months Ended June 30,
		2019			2018
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,237,241	$23,759	3.84%	$1,075,540	$19,795	3.68%
Residential construction loans	181,864	3,836	4.25	208,332	4,043	3.91
Total mortgage loans	1,419,105	27,595	3.89	1,283,872	23,838	3.72
Commercial AD&C loans	681,271	20,148	5.96	579,458	16,407	5.71
Commercial investor real estate loans	1,962,799	50,086	5.15	1,956,374	46,089	4.75
Commercial owner occupied real estate loans	1,211,737	29,226	4.86	1,062,912	24,567	4.66
Commercial business loans	768,390	21,129	5.55	661,851	16,856	5.14
Total commercial loans	4,624,197	120,589	5.26	4,260,595	103,919	4.92
Consumer loans	510,411	12,665	5.00	535,064	11,299	4.32
Total loans (2)	6,553,713	160,849	4.94	6,079,531	139,056	4.61
Loans held for sale	27,537	573	4.17	30,557	647	4.24
Taxable securities	756,613	11,665	3.09	747,862	10,549	2.82
Tax-exempt securities (3)	231,161	4,132	3.57	297,359	5,220	3.51
Total investment securities (4)	987,774	15,797	3.20	1,045,221	15,769	3.02
Interest-bearing deposits with banks	53,543	622	2.34	104,115	871	1.69
Federal funds sold	624	6	1.97	2,925	20	1.36
Total interest-earning assets	7,623,191	177,847	4.70	7,262,349	156,363	4.33

Less: allowance for loan losses	(53,081)			(46,689)
Cash and due from banks	64,264			71,664
Premises and equipment, net	61,294			61,027
Other assets	580,933			535,844
Total assets	$8,276,601			$7,884,195

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$725,816	760	0.21%	$744,048	426	0.12%
Regular savings deposits	332,138	211	0.13	412,053	395	0.19
Money market savings deposits	1,674,608	12,896	1.55	1,467,823	7,698	1.06
Time deposits	1,625,469	16,759	2.08	1,225,755	7,291	1.20
Total interest-bearing deposits	4,358,031	30,626	1.42	3,849,679	15,810	0.83
Other borrowings	164,043	688	0.85	144,100	216	0.30
Advances from FHLB	773,856	10,167	2.65	1,055,982	10,416	1.99
Subordinated debentures	37,394	981	5.25	37,536	950	5.07
Total interest-bearing liabilities	5,333,324	42,462	1.61	5,087,297	27,392	1.09

Noninterest-bearing demand deposits	1,740,076			1,724,353
Other liabilities	116,945			60,943
Stockholders' equity	1,086,256			1,011,602
Total liabilities and stockholders' equity	$8,276,601			$7,884,195

Net interest income and spread		135,385	3.09%		128,971	3.24%
Less: tax-equivalent adjustment		2,450			2,262
Net interest income		$132,935			$126,709

Interest income/earning assets			4.70%			4.33%
Interest expense/earning assets			1.12			0.76
Net interest margin			3.58%			3.57%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 26.13% for both 2019 and 2018. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $2.5 million and $2.3 million in 2019 and 2018, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.
(4) Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2019 vs. 2018			2018 vs. 2017
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$3,964	$3,075	$889	$4,916	$4,024	$892
Residential construction loans	(207)	(540)	333	1,028	875	153
Commercial AD&C loans	3,741	2,995	746	8,986	7,545	1,441
Commercial investor real estate loans	3,997	150	3,847	24,390	22,952	1,438
Commercial owner occupied real estate loans	4,659	3,566	1,093	5,558	6,688	(1,130)
Commercial business loans	4,273	2,857	1,416	6,787	4,985	1,802
Consumer loans	1,366	(536)	1,902	3,198	1,438	1,760
Loans held for sale	(74)	(65)	(9)	493	494	(1)
Taxable securities	1,116	(66)	1,182	3,136	3,026	110
Tax exempt securities	(1,088)	(1,131)	43	(1,060)	22	(1,082)
Interest-bearing deposits with banks	(249)	(514)	265	690	449	241
Federal funds sold	(14)	(20)	6	10	3	7
Total interest income	21,484	9,771	11,713	58,132	52,501	5,631

Interest expense on funding of earning assets:
Interest-bearing demand deposits	334	(10)	344	189	57	132
Regular savings deposits	(184)	(70)	(114)	289	42	247
Money market savings deposits	5,198	1,214	3,984	5,844	1,252	4,592
Time deposits	9,468	2,915	6,553	3,977	3,575	402
Other borrowings	472	33	439	61	18	43
Advances from FHLB	(249)	(3,195)	2,946	4,139	3,462	677
Subordinated debentures	31	(4)	35	938	922	16
Total interest expense	15,070	883	14,187	15,437	9,328	6,109
Net interest income	$6,414	$8,888	$(2,474)	$42,695	$43,173	$(478)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income increased 14% for the first six months of 2019 compared to the prior year period. During this period, the yield on interest-earning assets increased 37 basis points to 4.70%. The previous tables reflect that the increase in interest income has been driven predominantly by the 5% growth in interest-earning assets as well as the rise in the associated interest rates during the past twelve months.

The average balance of the loan portfolio increased 8% for the first six months of 2019 compared to the first six months of 2018. This growth occurred in the majority of segments of the loan portfolio with the most significant growth in the commercial real estate portfolios. The yield on average loans increased 33 basis points compared to the prior year period. Excluding the previously mentioned interest recoveries of $1.8 million, the yield on average loans increased 28 basis points. The average yield on total investment securities increased 18 basis points as the average balance of the portfolio decreased 5% for the first six months of 2019 compared to the first six months of 2018. Composition of the average investment portfolio shifted to a higher percentage of taxable securities (77%) in the current period as compared to 72% for the prior year period. During the same period, the average yield for taxable securities rose 27 basis points versus the average yield on tax-exempt securities, which rose 6 basis points.

Interest Expense

Interest expense increased 55% in the first six months of 2019 compared to the first six months of 2018. The majority of the increase from period to period was due to increased rates on the majority of deposit categories to provide funding for loan growth. The cost of interest-bearing deposits increased due predominantly to the 14% growth in money market and 33% growth in time deposit average balances coupled with a 49 basis point increase in money market deposit rates and an 88 basis point increase in time deposit rates. Additionally, while the amount of average borrowings decreased 21% from period to period, the average rate paid increased 66 basis points. This resulted in the associated interest expense remaining stable. The overall impact to the total rate paid on interest-bearing liabilities was an increase of 52 basis points in the first six months of 2019 compared to the first six months of 2018.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2019/2018	2019/2018
(Dollars in thousands)	2019	2018	$ Change	% Change
Securities gains	$5	$63	$(58)	(92.1)%
Service charges on deposit accounts	4,749	4,549	200	4.4
Mortgage banking activities	6,133	4,271	1,862	43.6
Wealth management income	10,775	10,448	327	3.1
Insurance agency commissions	3,165	3,004	161	5.4
Income from bank owned life insurance	1,843	3,001	(1,158)	(38.6)
Bank card fees	2,719	2,763	(44)	(1.6)
Other income	4,136	3,887	249	6.4
Total non-interest income	$33,525	$31,986	$1,539	4.8

Total non-interest income was $33.5 million for the first six months of 2019 compared to $32.0 million for the first six months of 2018. Excluding life insurance mortality proceeds of $0.6 million and $1.6 million from the first six months of each year, non-interest income increased 8%. The increase was driven primarily by income from mortgage banking activities, and to a lesser degree, wealth management income, insurance agency commissions and service charges. Further detail by type of non-interest income follows:

•Service charges on deposit accounts increased 4% in the first six months of 2019, compared to the first six months of 2018.

•Income from mortgage banking activities increased 44% in the first six months of 2019, compared to the first six months of 2018. Origination volume associated with the mortgage lending operations contributed to the significant growth in mortgage banking income for the first six months of 2019. Sales of originated mortgage loans rose 27% during the current period compared to the same period for 2018.

•Wealth management income (which is comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiary) increased 3% for the first six months of 2019 compared to the same period of the prior year. Trust services fees increased 5% for the first six months of 2019 compared to the prior year period due to an increase in personal trust services. Investment management fees increased 2% for the first six months of 2019 compared to the same period of 2018, due to an increase in assets under management. Overall total assets under management increased to $3.2 billion at June 30, 2019 compared to $2.9 billion at June 30, 2018 primarily as a result of positive trends occurring in the financial markets and an increase in sales efforts.

•Insurance agency commissions increased 5% for the first six months of 2019 as compared to the first six months of 2018 driven by an increase in commissions on physician’s liability policies.

•Bank-owned life insurance income decreased for the first six months of 2019 as compared to the first six months of 2018 due to the decline in insurance mortality proceeds from year-to-year of $0.6 million and $1.6 million, respectively.

•Bank card fee income remained level during the first six months of 2019, compared to the first six months of 2018.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2019/2018	2019/2018
(Dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$51,465	$48,576	$2,889	5.9%
Occupancy expense of premises	9,991	9,584	407	4.2
Equipment expenses	5,288	4,468	820	18.4
Marketing	1,830	2,093	(263)	(12.6)
Outside data services	3,740	3,104	636	20.5
FDIC insurance	2,220	2,583	(363)	(14.1)
Amortization of intangible assets	974	1,082	(108)	(10.0)
Merger expenses	-	11,186	(11,186)	N/M
Professional fees and services	2,879	2,739	140	5.1
Other expenses	9,692	9,308	384	4.1
Total non-interest expense	$88,079	$94,723	$(6,644)	(7.0)

Non-interest expenses decreased 7% to $88.1 million in the first six months of 2019 compared to $94.7 million in the first six months of 2018. The first six months of 2018 included $11.2 million in merger expenses. Excluding merger expenses, non-interest expenses increased 5% over the prior year period. The majority of the increase was in compensation, software costs and other expenses from outside data services. Further detail by category of non-interest expense follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased 6% in the first six months of 2019 as a result of a combination of higher compensation expense from annual merit increases over the preceding twelve months and management’s decision, beginning in the current year, to increase the Company’s contribution to the employee retirement savings plan as a result of the reduction of the corporate tax rate that occurred at the end of 2017. The average number of full-time equivalent employees declined to 911 in the first six months of 2019 compared to 922 in the first six months of 2018.

•Combined occupancy and equipment expenses increased 9% compared to the prior year as a result of increases to software cost and, to a lesser extent, increases in rental expense and equipment depreciation.

•Marketing expense decreased 13% as a result of decreased advertising campaigns associated with the prior year’s WashingtonFirst acquisition.

•FDIC insurance experienced a 14% decrease due to an improved assessment-based institutional rating.

•Outside data services grew by $0.6 million or 20% primarily due to increased transaction volume.

•Professional fees and services grew 5% from the prior year due to increased costs associated with consulting services.

Operating Expense Performance

Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management. The ratio expresses the level of non-interest expenses as a percentage of total revenue (net interest income plus total non-interest income). Lower ratios indicate improved productivity.

Non-GAAP Financial Measures

The Company also uses a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional efficiency ratio better focuses attention on the operating performance of the Company over time than does a GAAP efficiency ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing non-interest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the non-GAAP efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger expenses, the amortization of intangibles, and other non-recurring expenses. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio remained relatively stable at 51.57% in the first six months of 2019 compared to 51.25% for the first six months of 2018.

In addition, the Company uses pre-tax, pre-provision income adjusted for merger expenses as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding the provision for loan losses, merger expenses and the provision for income taxes back to net income. This metric increased in the first six months of 2019 compared to the first six months of 2018 due primarily to the increase in net interest income.

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018
Pre-tax pre-provision pre-merger income:
Net income	$58,593	$46,064
Plus non-GAAP adjustments:
Merger expenses	-	11,186
Income taxes	18,283	14,178
Provision for loan losses	1,505	3,730
Pre-tax pre-provision pre-merger income	$78,381	$75,158

Efficiency ratio - GAAP basis:
Non-interest expense	$88,079	$94,723

Net interest income plus non-interest income	$166,460	$158,695

Efficiency ratio - GAAP basis	52.91%	59.69%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$88,079	$94,723
Less non-GAAP adjustments:
Amortization of intangible assets	974	1,082
Merger expenses	-	11,186
Non-interest expenses - as adjusted	$87,105	$82,455

Net interest income plus non-interest income	$166,460	$158,695
Plus non-GAAP adjustment:
Tax-equivalent income	2,450	2,262
Less non-GAAP adjustment:
Securities gains	5	63
Net interest income plus non-interest income - as adjusted	$168,905	$160,894

Efficiency ratio - Non-GAAP basis	51.57%	51.25%

Income Taxes

The Company’s income tax expense increased to $18.3 million in the first six months of 2019, compared to income tax expense of $14.2 million in the first six months of 2018 as a result of the increase in pre-tax income. The resulting effective tax rates were 23.8% for the first six months of 2019 and 23.5% for the first six months of 2018. The increase in the effective tax rate was the result of a decline in tax-advantaged income for the first six months of 2019 compared to the same period for 2018.

Results of Operations

For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Net income for the Company for the second quarter of 2019 totaled $28.3 million ($0.79 per diluted share) compared to net income of $24.4 million ($0.68 per diluted share) for the second quarter of 2018.

Net Interest Income

For the second quarter of 2019, net interest income increased 4% to $66.2 million compared to $63.8 million for the second quarter of 2018. On a tax-equivalent basis, net interest income for the second quarter of 2019 was $67.4 million compared to $65.0 million for the second quarter of 2018, an increase of 4%. The growth in net interest income was the result of the Company’s 7% growth in average loans during the previous twelve months which more than offset the impact of deposit growth as interest rates rose during that period.

Net interest margin was 3.54% for the second quarter of 2019, compared to 3.56% for the second quarter of 2018. Amortization of the fair value adjustments to both interest-earning assets and interest-bearing liabilities directly attributable to the acquisition had a 5 basis point positive effect on net interest margin for the current period. Excluding the amortization of fair value adjustments, the net interest margin for the current quarter would have been 3.49%, compared to 3.44% for the prior year’s second quarter.

The impact of the amortization of the fair value adjustments on net interest income for the current quarter is presented in the following table:

(In thousands)	For the Three Months Ended June 30, 2019
Net Interest Income Excluding Purchase Accounting Adjustments:
Net Interest Income	$66,185
Accretion of fair value adjustment on pools of homogeneous loans	(370)
Accretion of loan fair value adjustment on purchased credit impaired loans	(372)
Settlements of purchased credit impaired loans	-
Accretion of fair value adjustment on certificates of deposits	(133)
Accretion of fair value adjustment on subordinated debentures	(36)
Net Interest Income Excluding Purchase Accounting Adjustments	$65,274

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended June 30,
		2019			2018
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,244,086	$11,971	3.85%	$1,034,062	$9,414	3.64%
Residential construction loans	174,095	1,873	4.32	223,171	2,199	3.95
Total mortgage loans	1,418,181	13,844	3.91	1,257,233	11,613	3.70
Commercial AD&C loans	686,282	10,268	6.00	576,076	8,271	5.76
Commercial investor real estate loans	1,960,919	24,357	4.98	1,924,759	22,661	4.72
Commercial owner occupied real estate loans	1,215,632	14,840	4.90	1,184,409	13,989	4.74
Commercial business loans	756,594	10,321	5.47	666,280	8,807	5.30
Total commercial loans	4,619,427	59,786	5.19	4,351,524	53,728	4.95
Consumer loans	505,235	6,335	5.03	531,965	5,753	4.40
Total loans (2)	6,542,843	79,965	4.90	6,140,722	71,094	4.64
Loans held for sale	37,121	381	4.11	25,403	279	4.39
Taxable securities	744,701	5,689	3.06	734,482	5,282	2.88
Tax-exempt securities (3)	220,162	1,959	3.56	293,824	2,598	3.54
Total investment securities (4)	964,863	7,648	3.17	1,028,306	7,880	3.06
Interest-bearing deposits with banks	73,793	428	2.32	114,869	514	1.79
Federal funds sold	620	1	0.60	1,972	7	1.44
Total interest-earning assets	7,619,240	88,423	4.65	7,311,272	79,774	4.37

Less: allowance for loan losses	(53,068)			(47,694)
Cash and due from banks	66,031			66,420
Premises and equipment, net	60,871			61,900
Other assets	601,809			534,837
Total assets	$8,294,883			$7,926,735

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$747,343	460	0.25%	$729,948	222	0.12%
Regular savings deposits	332,796	118	0.14	356,077	94	0.11
Money market savings deposits	1,690,413	6,589	1.56	1,554,304	4,571	1.18
Time deposits	1,680,055	8,979	2.14	1,220,447	3,964	1.30
Total interest-bearing deposits	4,450,607	16,146	1.46	3,860,776	8,851	0.92
Other borrowings	157,499	290	0.74	148,542	108	0.29
Advances from FHLB	623,727	4,103	2.64	1,011,180	5,338	2.12
Subordinated debentures	37,376	490	5.25	37,518	482	5.14
Total interest-bearing liabilities	5,269,209	21,029	1.60	5,058,016	14,779	1.17

Noninterest-bearing demand deposits	1,796,802			1,796,644
Other liabilities	129,794			58,994
Stockholders' equity	1,099,078			1,013,081
Total liabilities and stockholders' equity	$8,294,883			$7,926,735

Net interest income and spread		67,394	3.05%		64,995	3.20%
Less: tax-equivalent adjustment		1,209			1,177
Net interest income		$66,185			$63,818

Interest income/earning assets			4.65%			4.37%
Interest expense/earning assets			1.11			0.81
Net interest margin			3.54%			3.56%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 26.13% for both 2019 and 2018. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.2 million in both 2019 and 2018.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.
(4) Investments available-for-sale are presented at amortized cost.

Interest Income

The Company's total tax-equivalent interest income increased 11% for the second quarter of 2019 compared to the prior year quarter. The previous table reflects the growth in the various categories of interest-earning assets as loan growth during the previous twelve months more than offset modest declines in other interest-earning assets.

The average balance of the loan portfolio increased 7% for the second quarter of 2019 compared to the prior year period. A significant amount of this growth was concentrated in the commercial real estate loan portfolio. The yield on average loans increased by 26 basis points compared to the prior year quarter. The average yield on total investment securities increased 11 basis points while the average balance of the investment portfolio decreased by 6% for the second quarter of 2019 compared to the second quarter of 2018. The increase in the yield on investments was driven by the yield increase in taxable investments as a result of an increase in yields on U.S. treasuries and government agencies. The increase in the yield on loans and the investment portfolio resulted in the 28 basis point rise in the yield on interest-earning assets from period to period.

Interest Expense

Interest expense increased 42% in the second quarter of 2019 compared to the second quarter of 2018. The majority of the increase from period to period was mainly attributable to the rates that were increased to promote deposit growth. The main drivers in the 82% rise in the cost of interest-bearing deposits were the 9% growth in money market and the 38% growth in time deposit average balances coupled with the significant increases in money market and time deposits rates. The increase in the average interest-bearing deposits directly resulted in the 38% decrease in average FHLB borrowings from period to period as the average rate paid on those borrowings increased 52 basis points. The overall impact was an increase of 43 basis points in the average rate paid on interest-bearing liabilities in the second quarter of 2019 compared to the second quarter of 2018.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2019/2018	2019/2018
(Dollars in thousands)	2019	2018	$ Change	% Change
Securities gains	$5	$-	$5	N/M	%
Service charges on deposit accounts	2,442	2,290	152	6.6
Mortgage banking activities	3,270	2,064	1,206	58.4
Wealth management income	5,539	5,387	152	2.8
Insurance agency commissions	1,265	1,180	85	7.2
Income from bank owned life insurance	654	670	(16)	(2.4)
Bank card fees	1,467	1,393	74	5.3
Other income	1,914	1,884	30	1.6
Total non-interest income	$16,556	$14,868	$1,688	11.4

Total non-interest income was $16.6 million for the second quarter of 2019 compared to $14.9 million for the second quarter of 2018, an increase of 11%. This increase was driven predominantly by income from mortgage banking activities, and to a lesser extent, modest increases in the majority of sources of non-interest income. Further detail by type of non-interest income follows:

•Service charges on deposit accounts increased 7% in the second quarter of 2019, compared to the second quarter of 2018.

•Income from mortgage banking activities increased by $1.2 million or 58% in the second quarter of 2019 as compared to the second quarter of 2018. The increased income from mortgage banking activities was attributable to the increased origination volume during the period. The Company sold the majority of its mortgage loan production for gains during the quarter versus retaining them in the loan portfolio.

•Wealth management income increased 3% in the second quarter of 2019 as compared to the second quarter of 2018. This increase was driven by a 5% a rise in income from trust and estate services. Overall total assets under management increased to $3.2 billion at June 30, 2019 compared to $2.9 billion at June 30, 2018 due to positive market movements and additions from new and existing clients.

•Insurance agency commissions increased 7% in the second quarter of 2019, compared to the second quarter of 2018 driven by increases in commercial insurance and physician’s liability policies.

•Bank card income grew 5% in the second quarter of 2019, compared to the second quarter of 2018 as transaction volume increased from the prior year.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2019/2018	2019/2018
(Dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$25,489	$24,664	$825	3.3%
Occupancy expense of premises	4,760	4,642	118	2.5
Equipment expenses	2,712	2,243	469	20.9
Marketing	887	945	(58)	(6.1)
Outside data services	1,962	1,707	255	14.9
FDIC insurance	1,084	1,390	(306)	(22.0)
Amortization of intangible assets	483	541	(58)	(10.7)
Merger expenses	-	2,228	(2,228)	N/M
Professional fees and services	1,634	1,699	(65)	(3.8)
Other expenses	4,876	5,023	(147)	(2.9)
Total non-interest expense	$43,887	$45,082	$(1,195)	(2.7)

Non-interest expenses totaled $43.9 million in the second quarter of 2019 compared to $45.1 million in the second quarter of 2018, a decrease of 3%. The prior year included $2.2 million in merger costs. Exclusive of these expenses, non-interest expense increased 2%. Further detail by category of non-interest expense follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased 3% in the second quarter of 2019 as a result of a combination of higher compensation expense from annual merit increases over the preceding twelve months and management’s decision, beginning in the current year, to increase the Company’s contribution to the employee retirement savings plan as a result of the reduction of the corporate tax rate that occurred at the end of 2017. The average number of full-time equivalent employees declined to 912 in the second quarter of 2019 compared to 922 in the second quarter of 2018.

•Occupancy and equipment expenses for the quarter increased 9% compared to the prior year quarter as a result of increased software cost and, to a lesser extent, increases in rental expense and equipment depreciation.

•Marketing expense decreased 6% as a result of decreased advertising campaigns associated with the WashingtonFirst acquisition in the prior year.

•FDIC insurance expense decreased 22% due to an improved assessment-based institutional rating.

•Outside data service expense has grown 15% driven by transaction-based services offered by the Bank.

•Other non-interest expenses decreased 3% in the second quarter of 2019 compared to the second quarter of 2018 primarily due to a decrease in franchise taxes.

Income Taxes

The Company had income tax expense of $8.9 million in the second quarter of 2019, compared to income tax expense of $7.5 million in the second quarter of 2018. The higher tax expense for the second quarter of 2019 was the result of an increase in income before taxes compared to the same period of the prior year. The resultant effective tax rate increased to 24.0% for the second quarter of 2019 compared to 23.4% for the second quarter of 2018 as a result of the lower proportion of tax-advantaged income to income before taxes in the current period versus the prior year period.

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

Non-GAAP Financial Measures

The Company also uses a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional efficiency ratio better focuses attention on the operating performance of the Company over time than does a GAAP efficiency ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing non-interest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the non-GAAP efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger expenses, the amortization of intangibles, and other non-recurring expenses. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income. The GAAP efficiency ratio in the second quarter of 2019 improved compared to the second quarter of 2018, as non-interest expense decreased due to the lack of merger expenses and net interest income increased. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio improved to 51.71% in the second quarter of 2019 compared to 52.98% in the second quarter of 2018 as the rate of increase in the non-GAAP income exceeded the rate of increase in the non-GAAP expenses.

In addition to efficiency ratios, the Company uses pre-tax, pre-provision income, excluding merger expenses, as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding the provision for loan losses, merger expenses and the provision for income taxes back to net income. This metric increased in the second quarter of 2019 compared to the second quarter of 2018 primarily due to an increase in net interest and non-interest income which offset the decline in merger expenses from the prior year quarter.

	Three Months Ended
	June 30,
(Dollars in thousands)	2019	2018
Pre-tax pre-provision pre-merger income:
Net income	$28,276	$24,399
Plus non-GAAP adjustments:
Merger expenses	-	2,228
Income taxes	8,945	7,472
Provision for loan losses	1,633	1,733
Pre-tax pre-provision pre-merger income	$38,854	$35,832

Efficiency ratio - GAAP basis:
Non-interest expense	$43,887	$45,082

Net interest income plus non-interest income	$82,741	$78,686

Efficiency ratio - GAAP basis	53.04%	57.29%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$43,887	$45,082
Less non-GAAP adjustments:
Amortization of intangible assets	483	541
Merger expenses	-	2,228
Non-interest expenses - as adjusted	$43,404	$42,313

Net interest income plus non-interest income	$82,741	$78,686
Plus non-GAAP adjustment:
Tax-equivalent income	1,209	1,177
Less non-GAAP adjustment:
Securities gains	5	-
Net interest income plus non-interest income - as adjusted	$83,945	$79,863

Efficiency ratio - Non-GAAP basis	51.71%	52.98%

FINANCIAL CONDITION

The Company’s total assets grew to $8.4 billion at June 30, 2019, as compared to $8.2 billion at December 31, 2018 as a result of an increase in interest-bearing deposits with banks, in addition to an increase in other assets from the newly adopted lease accounting requirements. Total loans remained level at June 30, 2019 compared December 31, 2018 at $6.6 billion despite $389 million in new funded loan production during this period. In addition, commercial loans originated year-to-date had total unfunded commitments of $209 million as of June 30, 2019. The growth of the loan portfolio during the previous six months was limited due to the attrition attributable to the competitive forces in the regional economy and recent shifts that have occurred in interest rates and the sales of the majority of mortgage loan production. Total deposits grew 8% from the end of 2018 resulting in a reduction of the loan to deposit ratio from 111% at year-end 2018 to 103% at the end of the current quarter. The year-to-date deposit growth included a 16% increase in noninterest-bearing deposits and a 20% reduction in wholesale deposits.

Analysis of Loans

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	June 30, 2019		December 31, 2018		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Residential real estate:
Residential mortgage	$1,241,081	18.9%	$1,228,247	18.7%	$12,834	1.0%
Residential construction	171,106	2.6	186,785	2.8	(15,679)	(8.4)
Commercial real estate:
Commercial owner occupied real estate	1,224,986	18.7	1,202,903	18.3	22,083	1.8
Commercial investor real estate	1,994,027	30.4	1,958,395	29.8	35,632	1.8
Commercial AD&C	658,709	10.1	681,201	10.4	(22,492)	(3.3)
Commercial business	772,158	11.8	796,264	12.1	(24,106)	(3.0)
Consumer	489,176	7.5	517,839	7.9	(28,663)	(5.5)
Total loans	$6,551,243	100.0%	$6,571,634	100.0%	$(20,391)	(0.3)

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	June 30, 2019		December 31, 2018		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Investments available-for-sale:
U.S. treasuries and government agencies	$314,769	33.0%	$296,678	29.4%	$18,091	6.1%
State and municipal	249,576	26.1	282,024	27.9	(32,448)	(11.5)
Mortgage-backed and asset-backed	326,346	34.1	348,515	34.4	(22,169)	(6.4)
Corporate debt	9,456	1.0	9,240	0.9	216	2.3
Trust preferred	310	-	310	-	-	-
Marketable equity securities	568	0.1	568	0.1	-	-
Total available-for-sale securities	901,025	94.3	937,335	92.7	(36,310)	(3.9)

Other equity securities:
Other equity securities	54,690	5.7	73,389	7.3	(18,699)	(25.5)
Total other equity securities	54,690	5.7	73,389	7.3	(18,699)	(25.5)
Total securities	$955,715	100.0%	$1,010,724	100.0%	$(55,009)	(5.4)

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. At June 30, 2019, 97% of the investment portfolio was invested in Aa/AA or Aaa/AAA-rated securities. The composition and size of the portfolio at June 30, 2019 has remained stable compared to the prior year-end. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. At June 30, 2019 the duration of the portfolio was 3.3 years compared to 3.9 years at December 31, 2018. The decrease in the duration is attributable to the declining interest rate environment during the first half of 2019. These attributes have resulted in a portfolio with low credit risk that would provide the liquidity necessary to meet the loan and operational demands.

Other Earning Assets

Residential mortgage loans held for sale increased to $50 million at June 30, 2019, compared to $23 million at December 31, 2018 as a result of the increased volume in loan originations during the period. The aggregate of interest-bearing deposits with banks and federal funds increased by $131 million at June 30, 2019 compared to December 31, 2018 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	June 30, 2019		December 31, 2018		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$2,023,614	31.7%	$1,750,319	29.6%	$273,295	15.6%
Interest-bearing deposits:
Demand	721,389	11.3	703,145	11.9	18,244	2.6
Money market savings	1,705,164	26.7	1,605,024	27.1	100,140	6.2
Regular savings	331,164	5.2	330,231	5.6	933	0.3
Time deposits of less than $100,000	456,520	7.1	427,421	7.2	29,099	6.8
Time deposits of $100,000 or more	1,151,898	18.0	1,098,740	18.6	53,158	4.8
Total interest-bearing deposits	4,366,135	68.3	4,164,561	70.4	201,574	4.8
Total deposits	$6,389,749	100.0%	$5,914,880	100.0%	$474,869	8.0

Deposits and Borrowings

Total deposits increased by 8% from $5.9 billion at December 31, 2018 to $6.4 billion at June 30, 2019. The majority of this increase occurred in noninterest-bearing deposits with other notable increases in money market and time deposit categories. Interest-bearing deposits represented 68% of deposits with the remaining 32% in noninterest-bearing balances at June 30, 2019 compared to 30% and 70%, respectively, at December 31, 2018. As a result of the increase in deposits, total borrowings were reduced by $0.4 billion or 36% at June 30, 2019 compared to December 31, 2018, primarily in advances from the FHLB and overnight funding. During the quarter, the Company shifted short-term FHLB borrowings into medium-term lower rate borrowings. This shift accompanied by the increase in noninterest-bearing deposits benefited the Company’s net interest margin during the current quarter.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $1.1 billion at June 30, 2019 and December 31, 2018. The ratio of average equity to average assets was 13.12% for the six months ended June 30, 2019, as compared to 12.83% for the first six months of 2018.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	June 30, 2019	December 31, 2018	Requirements
Total capital to risk-weighted assets	12.79%	12.26%	8.00%

Tier 1 capital to risk-weighted assets	11.59%	11.06%	6.00%

Common equity tier 1 capital	11.43%	10.90%	4.50%

Tier 1 leverage	9.80%	9.50%	4.00%

As of June 30, 2019, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible common equity totaled $767 million at June 30, 2019, compared to $727 million at December 31, 2018. At June 30, 2019, the ratio of tangible common equity to tangible assets has increased to 9.54% compared to 9.21% at December 31, 2018. Tangible common equity growth was the result of increased net earnings during the current quarter.

A reconciliation of the non-GAAP ratio of tangible equity to tangible assets and tangible book value per share are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	June 30, 2019	December 31, 2018
Tangible common equity ratio:
Total stockholders' equity	$1,119,445	$1,067,903
Accumulated other comprehensive loss	3,565	15,754
Goodwill	(347,149)	(347,149)
Other intangible assets, net	(8,813)	(9,788)
Tangible common equity	$767,048	$726,720

Total assets	$8,398,519	$8,243,272
Goodwill	(347,149)	(347,149)
Other intangible assets, net	(8,813)	(9,788)
Tangible assets	$8,042,557	$7,886,335

Tangible common equity ratio	9.54%	9.21%
Tangible book value per share	$ 21.54	$ 20.45

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

Total non-performing loans increased to $37.7 million or 0.58% of total loans at June 30, 2019 compared to $36.0 million or 0.55% of total loans at December 31, 2018. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level.

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

Management has established a credit process that dictates that structured procedures be performed to monitor these loans between the receipt of an original appraisal and the updated appraisal. These procedures include the following:

•An internal evaluation is updated periodically to include borrower financial statements and/or cash flow projections.

•The borrower may be contacted for a meeting to discuss an updated or revised action plan which may include a request for additional collateral.

•Re-verification of the documentation supporting the Company’s position with respect to the collateral securing the loan.

•At the monthly credit committee meeting the loan may be downgraded and a specific allowance may be decided upon in advance of the receipt of the appraisal.

•Upon receipt of the updated appraisal (or based on an updated internal financial evaluation) the loan balance is compared to the appraisal and a specific allowance is decided upon for the particular loan, typically for the amount of the difference between the appraisal and the loan balance.

•The Company will specifically reserve for or charge-off the excess of the loan amount over the amount of the appraisal net of closing costs.

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was $1.6 million for the second quarter of 2019 compared to $1.7 million for the second quarter of 2018. The current quarter’s provision reflects the impact of organic loan production and the need to establish a loan loss provision for re-underwritten previously acquired loans that had reached their maturity under their original lending arrangements.

The Company typically sells a substantial portion of its fixed-rate residential mortgage originations in the secondary mortgage market. Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of six to twelve months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period. Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.7 million for probable losses due to repurchases.

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. There were no whole loan sales of mortgage loans from the portfolio during the current quarter.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights was $1.0 million and $1.1 million at June 30, 2019 and December 31, 2018, respectively. The Company did not incur any impairment losses during the current period.

Allowance for Loan Losses

During the second quarter of 2019, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.

The allowance for loan losses as a percent of total loans was 0.82% and 0.81% at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, total non-performing loans, excluding credit deteriorated loans from acquisitions, were $37.7 million, or 0.58% of total loans, compared to $36.0 million, or 0.55% of total loans, at December 31, 2018. The growth in non-performing loans occurred as a result of modest increases in all segments of the loan portfolio, predominantly loans secured by real estate. Non-performing loans include accruing loans 90 days or more past due and restrucutred loans, but exclude acquired non-performing loans. The allowance for loan losses represented 143% of non-performing loans at June 30, 2019 as compared to 149% at December 31, 2018. While non-performing loans increased from December 31, 2018 to the current quarter, the related reserves for those loans remained stable due to adequate collateral values.

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

The balance of impaired loans was $21.7 million, with specific allowances of $4.8 million against those loans at June 30, 2019, as compared to $22.2 million with specific allowances of $4.9 million, at December 31, 2018.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 88% of total loans at June 30, 2019 and 87% of total loans at December 31, 2018. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2019	December 31, 2018
Balance, January 1	$53,486	$45,257
Provision for loan losses	1,505	9,023
Loan charge-offs:
Residential real estate:
Residential mortgage	(113)	(225)
Residential construction	-	-
Commercial real estate:
Commercial investor	-	(131)
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	(776)	(449)
Consumer	(308)	(611)
Total charge-offs	(1,197)	(1,416)
Loan recoveries:
Residential real estate:
Residential mortgage	34	62
Residential construction	4	15
Commercial real estate:
Commercial investor	10	87
Commercial owner occupied	-	-
Commercial AD&C	4	62
Commercial business	34	258
Consumer	144	138
Total recoveries	230	622
Net charge-offs	(967)	(794)
Balance, period end	$54,024	$53,486

Net charge-offs to average loans	0.03%	0.01%
Allowance for loan losses to loans	0.82%	0.81%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-accrual loans:
Residential real estate:
Residential mortgage	$10,625	$9,336
Residential construction	-	159
Commercial real estate:
Commercial investor	6,409	5,355
Commercial owner occupied	3,766	4,234
Commercial AD&C	1,990	3,306
Commercial business	7,083	7,086
Consumer	4,439	4,107
Total non-accrual loans	34,312	33,583

Loans 90 days past due
Residential real estate:
Residential mortgage	-	221
Residential construction	-	-
Commercial real estate:
Commercial investor	1,248	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	-	49
Consumer	-	219
Total 90 days past due loans	1,248	489

Restructured loans (accruing)	2,133	1,942
Total non-performing loans	37,693	36,014
Other real estate owned, net	1,486	1,584
Total non-performing assets	$39,179	$37,598

Non-performing loans to total loans	0.58%	0.55%
Non-performing assets to total assets	0.47%	0.46%
Allowance for loan to non-performing loans	143.33%	148.51%

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

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. As an example, certain types of money market deposit accounts are assumed to reprice at 40 to 100% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement. As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage the bank’s net interest margin. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
June 30, 2019	12.57%	9.69%	6.79%	3.46%	(4.28%)	(7.51%)	N/A	N/A
December 31, 2018	2.74%	2.29%	2.38%	1.15%	(1.74%)	(3.15%)	N/A	N/A

As shown above, the overall net interest income at risk decreased in rising parallel interest rate movements and increased as interest rates declined compared to December 31, 2018. The decrease in the risk position results primarily from the reduction in short-term FHLB borrowing expense and an increase in income from interest-bearing deposits with banks. All measures remained well within prescribed policy limits.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
June 30, 2019	(0.76%)	0.60%	1.85%	1.43%	(4.21%)	(6.38%)	N/A	N/A
December 31, 2018	(10.23%)	(7.18%)	(3.61%)	(1.70%)	(0.77%)	(2.80%)	N/A	N/A

Overall, the measure of the economic value of equity (“EVE”) at risk decreased from December 31, 2018 to June 30, 2019 in rising interest rate scenarios and increased in decreasing rate scenarios. The primary driver of the improvement in the indicated EVE risk positions if rate rise is the result of the lengthening of the average lives of core deposits, in addition to low rates on borrowings which reflect a premium, in a rising rate environment.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2019.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 68% of total interest-earning assets at June 30, 2019. The Company’s growth and mortgage banking activities are also additional considerations when evaluating liquidity requirements. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. As of June 30, 2019, the Company projects an excess cash flow over the subsequent 360 days of $93 million. This projected excess liquidity versus requirements provides the Company with flexibility in funding loan demand and other liquidity demands.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $2.3 billion, all of which was available for borrowing based on pledged collateral, with $0.6 billion borrowed against it as of June 30, 2019. The secured lines of credit at the Federal Reserve and correspondent banks totaled $316 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2019. In addition, the Company had unsecured lines of credit with correspondent banks of $680 million at June 30, 2019. At June 30, 2019, there were no outstanding borrowings against these lines of credit. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2019.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of June 30, 2019, the Bank could have declared a dividend of $129 million to Bancorp. At June 30, 2019, Bancorp had liquid assets of $25 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Commercial real estate development and construction	$565,086	$562,777
Residential real estate-development and construction	95,959	130,251
Real estate-residential mortgage	124,201	31,227
Lines of credit, principally home equity and business lines	1,318,781	1,296,481
Standby letters of credit	60,180	59,826
Total commitments to extend credit and available credit lines	$2,164,207	$2,080,562

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2018, the Company’s board of directors authorized the repurchase of up to 1,800,000 shares of common stock. The Company did not repurchase any shares of its common stock in the quarter ended June 30, 2019.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

Exhibit 31(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31(b)Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32(a)Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

Exhibit 32(b)Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

Exhibit 101.SCHXBRL Taxonomy Extension Schema Document

Exhibit 101.CALXBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEFXBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LABXBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PREXBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: August 9, 2019

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: August 9, 2019