Form 10-Q
period 2019-09-30
SANDY SPRING BANCORP INC
filed 2019-11-08
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Yes ☐No ☑

The number of outstanding shares of common stock outstanding as of November 5, 2019

Common stock, $1.00 par value – 35,631,246 shares

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

•uncertainties and other factors relating to the acquisition of Revere Bank by Sandy Spring Bancorp, including the ability to obtain regulatory and shareholder approvals and meet other closing conditions to the transaction, and delay in closing the merger;

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

Part I

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Assets
Cash and due from banks	$89,377	$67,014
Federal funds sold	253	609
Interest-bearing deposits with banks	120,306	33,858
Cash and cash equivalents	209,936	101,481
Residential mortgage loans held for sale (at fair value)	78,821	22,773
Investments available-for-sale (at fair value)	894,272	937,335
Other equity securities	51,938	73,389
Total loans	6,596,548	6,571,634
Less: allowance for loan losses	(54,992)	(53,486)
Net loans	6,541,556	6,518,148
Premises and equipment, net	59,487	61,942
Other real estate owned	1,482	1,584
Accrued interest receivable	23,438	24,609
Goodwill	347,149	347,149
Other intangible assets, net	8,322	9,788
Other assets	221,137	145,074
Total assets	$8,437,538	$8,243,272

Liabilities
Noninterest-bearing deposits	$2,081,435	$1,750,319
Interest-bearing deposits	4,412,464	4,164,561
Total deposits	6,493,899	5,914,880
Securities sold under retail repurchase agreements and federal funds purchased	126,008	327,429
Advances from FHLB	517,477	848,611
Subordinated debentures	37,316	37,425
Accrued interest payable and other liabilities	122,797	47,024
Total liabilities	7,297,497	7,175,369

Stockholders' Equity
Common stock -- par value $ 1.00 ; shares authorized 100,000,000; shares issued and outstanding 35,625,822
and 35,530,734 at September 30, 2019 and December 31, 2018, respectively	35,626	35,531
Additional paid in capital	609,103	606,573
Retained earnings	498,020	441,553
Accumulated other comprehensive loss	(2,708)	(15,754)
Total stockholders' equity	1,140,041	1,067,903
Total liabilities and stockholders' equity	$8,437,538	$8,243,272

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$79,167	$76,786	$239,028	$215,050
Interest on loans held for sale	572	336	1,145	983
Interest on deposits with banks	783	211	1,405	1,082
Interest and dividends on investment securities:
Taxable	5,221	5,112	16,302	15,297
Exempt from federal income taxes	1,337	1,921	4,591	6,035
Interest on federal funds sold	2	8	8	28
Total interest income	87,082	84,374	262,479	238,475
Interest expense:
Interest on deposits	16,332	10,773	46,958	26,583
Interest on retail repurchase agreements and federal funds purchased	257	383	945	599
Interest on advances from FHLB	3,222	5,141	13,389	15,557
Interest on subordinated debt	481	486	1,462	1,436
Total interest expense	20,292	16,783	62,754	44,175
Net interest income	66,790	67,591	199,725	194,300
Provision for loan losses	1,524	1,890	3,029	5,620
Net interest income after provision for loan losses	65,266	65,701	196,696	188,680
Non-interest income:
Investment securities gains	15	82	20	145
Service charges on deposit accounts	2,516	2,316	7,265	6,865
Mortgage banking activities	4,408	1,672	10,541	5,943
Wealth management income	5,493	5,344	16,268	15,792
Insurance agency commissions	2,116	2,016	5,281	5,020
Income from bank owned life insurance	662	663	2,505	3,664
Bank card fees	1,462	1,436	4,181	4,199
Other income	1,901	1,504	6,037	5,391
Total non-interest income	18,573	15,033	52,098	47,019
Non-interest expense:
Salaries and employee benefits	26,234	24,488	77,699	73,064
Occupancy expense of premises	4,816	4,355	14,807	13,939
Equipment expense	2,641	2,441	7,929	6,909
Marketing	1,541	770	3,371	2,863
Outside data services	1,973	1,736	5,713	4,840
FDIC insurance	(83)	1,257	2,137	3,840
Amortization of intangible assets	491	540	1,465	1,622
Merger expenses	364	580	364	11,766
Professional fees and services	1,546	1,351	4,425	4,090
Other expenses	5,402	4,875	15,094	14,183
Total non-interest expense	44,925	42,393	133,004	137,116
Income before income taxes	38,914	38,341	115,790	98,583
Income tax expense	9,531	9,107	27,814	23,285
Net income	$29,383	$29,234	$87,976	$75,298

Per share information:
Basic net income per share	$0.82	$0.82	$2.46	$2.11
Diluted net income per share	$0.82	$0.82	$2.45	$2.11
Dividends declared per common share	$0.30	$0.28	$0.88	$0.82

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$29,383	$29,234	$87,976	$75,298
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains/(losses) on investments available-for-sale	912	(5,399)	16,893	(22,318)
Related income tax expense/(benefit)	(239)	1,411	(4,418)	5,839
Net investment gains reclassified into earnings	(15)	(82)	(20)	(145)
Related income tax expense	4	22	5	38
Net effect on other comprehensive income/(loss) for the period	662	(4,048)	12,460	(16,586)

Defined benefit pension plan:
Recognition of unrealized loss	264	250	794	750
Related income tax benefit	(69)	(66)	(208)	(250)
Net effect on other comprehensive income for the period	195	184	586	500
Total other comprehensive income/(loss)	857	(3,864)	13,046	(16,086)
Comprehensive income	$30,240	$25,370	$101,022	$59,212

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Operating activities:
Net income	$87,976	$75,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,006	9,265
Provision for loan losses	3,029	5,620
Stock based compensation expense	2,259	1,941
Tax benefits associated with share based compensation	75	250
Deferred income tax expense	455	6,959
Origination of loans held for sale	(638,820)	(321,224)
Proceeds from sales of loans held for sale	590,997	331,212
Gains on sales of loans held for sale	(8,225)	(5,809)
Losses on sales of other real estate owned	173	104
Investment securities gains	(20)	(145)
Net (increase)/ decrease in accrued interest receivable	1,171	(2,072)
Net (increase)/ decrease in other assets	(3,997)	1,653
Net decrease in accrued expenses and other liabilities	(4,510)	(3,160)
Other – net	2,341	3,988
Net cash provided by operating activities	42,910	103,880
Investing activities:
(Purchases of)/proceeds from other equity securities	21,451	(3,659)
Purchases of investments available-for-sale	(83,835)	(55,251)
Proceeds from sales of investment available-for-sale	-	34,691
Proceeds from maturities, calls and principal payments of investments available-for-sale	141,880	83,789
Net increase in loans	(25,327)	(454,760)
Proceeds from the sales of other real estate owned	324	759
Proceeds from sales of loans previously held for investment	-	59,945
Acquisition of business activity, net of cash acquired	-	32,552
Expenditures for premises and equipment	(4,269)	(8,545)
Net cash provided by/ (used in) investing activities	50,224	(310,479)
Financing activities:
Net increase in deposits	579,019	323,890
Net increase/ (decrease) in retail repurchase agreements and federal funds purchased	(201,421)	16,424
Proceeds from advances from FHLB	2,123,000	4,930,000
Repayment of advances from FHLB	(2,454,134)	(5,068,745)
Proceeds from issuance of common stock	1,068	1,140
Stock tendered for payment of withholding taxes	(702)	(760)
Dividends paid	(31,509)	(29,273)
Net cash provided by financing activities	15,321	172,676
Net increase/ (decrease) in cash and cash equivalents	108,455	(33,923)
Cash and cash equivalents at beginning of period	101,481	112,500
Cash and cash equivalents at end of period	$209,936	$78,577

Supplemental disclosures:
Interest payments	$65,481	$42,279
Income tax payments	23,417	19,092
Transfer from loans to residential mortgage loans held for sale	-	60,043
Transfer from loans to other real estate owned	414	289

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at July 1, 2019	$35,615	$608,006	$479,389	$(3,565)	$1,119,445
Net income	-	-	29,383	-	29,383
Other comprehensive income, net of tax	-	-	-	857	857
Common stock dividends - $0.30 per share	-	-	(10,752)	-	(10,752)
Stock compensation expense	-	786	-	-	786
Common stock issued pursuant to:
Stock option plan - 1,325 shares	1	34	-	-	35
Employee stock purchase plan - 9,544 shares	10	277	-	-	287
Balances at September 30, 2019	$35,626	$609,103	$498,020	$(2,708)	$1,140,041

Balance at July 1, 2018	$35,512	$604,631	$406,762	$(20,556)	$1,026,349
Net income	-	-	29,234	-	29,234
Other comprehensive income, net of tax	-	-	-	(3,864)	(3,864)
Common stock dividends - $0.28 per share	-	-	(10,005)	-	(10,005)
Stock compensation expense	-	691	-	-	691
Common stock issued pursuant to:
Stock option plan - 1,991 shares	2	51	-	-	53
Employee stock purchase plan - 7,607 shares	8	250	-	-	258
Balances at September 30, 2018	$35,522	$605,623	$425,991	$(24,420)	$1,042,716

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2019	$35,531	$606,573	$441,553	$(15,754)	$1,067,903
Net income	-	-	87,976	-	87,976
Other comprehensive income, net of tax	-	-	-	13,046	13,046
Common stock dividends - $0.88 per share	-	-	(31,509)	-	(31,509)
Stock compensation expense	-	2,259	-	-	2,259
Common stock issued pursuant to:
Directors stock purchase plan - 867 shares	1	29	-	-	30
Stock option plan - 12,222 shares	12	247	-	-	259
Employee stock purchase plan - 27,210 shares	27	752	-	-	779
Restricted stock - 54,789 shares	55	(757)	-	-	(702)
Balances at September 30, 2019	$35,626	$609,103	$498,020	$(2,708)	$1,140,041

Balance at January 1, 2018	$23,996	$168,188	$378,489	$(6,857)	$563,816
Net income	-	-	75,298	-	75,298
Other comprehensive income, net of tax	-	-	-	(16,086)	(16,086)
Common stock dividends - $0.82 per share	-	-	(29,273)	-	(29,273)
Stock compensation expense	-	1,941	-	-	1,941
Common stock issued pursuant to:
Acquisition of WashingtonFirst - 11,446,197 shares	11,446	435,194	-	-	446,640
Stock option plan - 19,918 shares	20	403	-	-	423
Employee stock purchase plan - 21,428 shares	22	695	-	-	717
Restricted stock - 37,705 shares	38	(798)	-	-	(760)
Reclassification of tax effects from other comprehensive income	-	-	1,477	(1,477)	-
Balances at September 30, 2018	$35,522	$605,623	$425,991	$(24,420)	$1,042,716

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2019. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2018 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2019. There have been no significant changes to the Company’s accounting policies as disclosed in the 2018 Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sandy Spring Bank, and its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc. Consolidation has resulted in the elimination of all intercompany accounts and transactions.

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

Wealth Management Income

West Financial Services, Inc., a subsidiary of the Bank, provides comprehensive investment management and financial planning services. Wealth management income is comprised of income for providing trust, estate and investment management services. Trust services include acting as a trustee for corporate or personal trusts. Investment management services include investment management, record-keeping and reporting of security portfolios. Fees for these services are recognized based on a contractually-agreed fixed percentage applied to net assets under management at the end of each reporting period. The Company does not charge/recognize any performance-based fees.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts are earned on depository accounts for consumer and commercial account holders and include fees for account and overdraft services. Account services include fees for event-driven services and periodic account maintenance activities. The obligation for event-driven services is satisfied at the time of the event when service is delivered and revenue recognized as earned. Obligation for maintenance activities is satisfied over the course of each month and revenue is recognized at month end. Obligation for overdraft services is satisfied at the time of the overdraft and revenue is recognized as earned.

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

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the expected future lease payments over the remaining lease term. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating ROU assets are adjusted for any lease payments made at or before lease commencement date, initial direct costs and any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense is recognized on a straight line basis over the expected lease term. Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

Adopted Accounting Pronouncements

The FASB issued Update No. 2016-02, Leases, in February 2016. From the lessee’s perspective, the new standard requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted the standard on January 1, 2019 (“adoption date”) using modified retrospective approach. The Company elected the transition option to apply the provisions of the new standard only as of the adoption date and did not restate comparative historical periods presented. The Company also elected a package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification of those leases in existence as of the adoption date.

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

Pending Accounting Pronouncements

The FASB issued Update No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, in March 2017. This guidance is intended to eliminate the current diversity in practice with respect to the amortization period for certain purchased callable debt securities held at a premium. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The amendments in this update shorten the amortization period for such callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. This guidance is effective for a public business entity for its fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, in January 2017. The objective of this guidance is to simplify an entity’s required test for impairment of goodwill by eliminating Step 2 from the goodwill impairment test. In Step 2 an entity measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill, an entity had to determine the fair value at the impairment date of its assets and liabilities, including any unrecognized assets and liabilities, following a procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this Update, an entity should perform its annual or quarterly goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and record an impairment charge for the excess of the carrying amount over the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit and the entity must consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is effective for a public business entity for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Update No. 2016-13, Current Expected Credit Losses (CECL), in June 2016. This guidance changes the impairment model for most financial assets measured at amortized cost and certain other instruments. Entities will be required to use an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This will result in earlier recognition of loss allowances in most instances. Credit losses related to available-for-sale debt securities (regardless of whether the impairment is considered to be other-than-temporary) will be measured in a manner similar to the present, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities. With respect to trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures, the guidance requires that an entity estimate its lifetime expected credit loss and record an allowance resulting in the net amount expected to be collected to be reflected as the financial asset. Entities will also be required to provide more disclosures, including information used to track credit quality by year of origination for most financing receivables. This guidance is effective for public business entities for the first interim or annual period beginning after December 15, 2019.

The Company expects to adopt the guidance in the first quarter of 2020. As a part of the Company’s implementation efforts, to date the following tasks have been completed:

•Reconciled and validated historical loan, charge-off and recovery data.

•Determined segmentation of the loan portfolio for application of the CECL calculation.

•Determined the key assumptions to be utilized in the calculation.

•Selected lifetime loss reserve calculation methods and established a methodology framework.

•Updated qualitative factors framework.

•Established a proposed internal controls framework under CECL.

The Company plans to utilize a third party software solution for its CECL calculation. Conceptual soundness of the proposed methodology framework along with the CECL model are currently being validated by an independent third party advisor. The ultimate impact of CECL on the allowance for credit losses will depend on the size and composition of the loan portfolio, the portfolio’s credit quality and economic conditions at the time of adoption, as well as any refinements to the CECL model, methodology and key assumptions. At adoption, the Company will record a cumulative effect adjustment to retained earnings for incremental change in the allowance for credit losses.

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	September 30, 2019				December 31, 2018
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. treasuries and government agencies	$286,478	$1,036	$(1,133)	$286,381	$300,338	$370	$(4,030)	$296,678
State and municipal	216,770	4,716	(5)	221,481	280,725	2,080	(781)	282,024
Mortgage-backed and asset-backed	373,146	3,450	(575)	376,021	355,267	653	(7,405)	348,515
Corporate debt	9,100	411	-	9,511	9,100	140	-	9,240
Trust preferred	310	-	-	310	310	-	-	310
Total debt securities	885,804	9,613	(1,713)	893,704	945,740	3,243	(12,216)	936,767
Marketable equity securities	568	-	-	568	568	-	-	568
Total investments available-for-sale	$886,372	$9,613	$(1,713)	$894,272	$946,308	$3,243	$(12,216)	$937,335

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at September 30, 2019 are due to changes in interest rates and not credit-related events. Unrealized losses on investment securities are considered temporary in nature and are expected to recover over time as these securities approach maturity.

The mortgage-backed securities portfolio at September 30, 2019 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($108.7 million), GNMA, FNMA or FHLMC mortgage-backed securities ($204.8 million) or SBA asset-backed securities ($62.5 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time to allow for any anticipated recovery in fair value.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	September 30, 2019
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	8	$103,180	$1,133	$-	$1,133
State and municipal	2	2,134	-	5	5
Mortgage-backed and asset-backed	28	126,970	52	523	575
Total	38	$232,284	$1,185	$528	$1,713

	December 31, 2018
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	33	$194,135	$452	$3,578	$4,030
State and municipal	80	78,232	569	212	781
Mortgage-backed and asset-backed	110	308,254	1,592	5,813	7,405
Total	223	$580,621	$2,613	$9,603	$12,216

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

	September 30, 2019		December 31, 2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$87,362	$87,981	$63,482	$63,747
Due after one year through five years	212,317	214,443	277,297	276,830
Due after five years through ten years	161,457	164,716	212,825	210,386
Due after ten years	424,668	426,564	392,136	385,804
Total debt securities available for sale	$885,804	$893,704	$945,740	$936,767

At September 30, 2019 and December 31, 2018, investments available-for-sale with a book value of $420.6 million and $477.3 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2019 and December 31, 2018.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	September 30, 2019	December 31, 2018
Federal Reserve Bank stock	$22,537	$22,456
Federal Home Loan Bank of Atlanta stock	29,401	50,933
Total equity securities	$51,938	$73,389

Note 3 – LOANS

Outstanding loan balances at September 30, 2019 and December 31, 2018 are net of unearned income, including net deferred loan fees of $1.4 million and $0.9 million, respectively. The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2019	December 31, 2018
Residential real estate:
Residential mortgage	$1,199,275	$1,228,247
Residential construction	150,692	186,785
Commercial real estate:
Commercial owner-occupied real estate	1,278,505	1,202,903
Commercial investor real estate	2,036,021	1,958,395
Commercial AD&C	678,906	681,201
Commercial business	772,619	796,264
Consumer	480,530	517,839
Total loans	$6,596,548	$6,571,634

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

The outstanding balance of purchased credit impaired loans receivable totaled $41.9 million, $26.0 million and $12.9 million at January 1, 2018, December 31, 2018 and September 30, 2019, respectively. The fair value of purchased credit impaired loans was $9.6 million and $15.3 million at September 30, 2019 and December 31, 2018, respectively. The decrease in the outstanding amounts of purchased credit impaired loans receivable from the Acquisition Date through the current period was driven by efforts to resolve the most material credit deteriorated borrowers. During 2018, liquidation of collateral resulted in full pay-off of the outstanding principal balances of $12.4 million and the related release of accretable and non-accretable adjustments into interest income in the total amounts of $0.8 million and $1.3 million, respectively. During the current year to date, the Company settled additional purchased credit impaired loans with total outstanding balances of $5.8 million resulting in the related release of accretable and non-accretable adjustments into interest income in the total amounts of $0.2 million and $1.6 million, respectively.

Activity for the accretable yield since the Acquisition Date was as follows:

	For the Period Ended,
(Dollars in thousands)	September 30, 2019	December 31, 2018
Accretable yield at the beginning of the period	$1,279	$-
Addition of accretable yield due to acquisition	-	3,988
Accretion into interest income	(869)	(1,860)
Disposals (including maturities, foreclosures, and charge-offs)	(199)	(849)
Accretable yield at the end of the period.	$211	$1,279

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan Losses

Summary information on the allowance for loan loss activity for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Balance at beginning of year	$53,486	$45,257
Provision for loan losses	3,029	5,620
Loan charge-offs	(2,101)	(1,003)
Loan recoveries	578	535
Net charge-offs	(1,523)	(468)
Balance at period end	$54,992	$50,409

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$11,377	$5,944	$17,603	$6,307	$2,113	$8,881	$1,261	$53,486
Provision (credit)	(422)	608	1,892	148	224	834	(255)	3,029
Charge-offs	(1,176)	-	-	-	(517)	(408)	-	(2,101)
Recoveries	45	228	13	-	166	120	6	578
Net recoveries (charge-offs)	(1,131)	228	13	-	(351)	(288)	6	(1,523)
Balance at end of period	$9,824	$6,780	$19,508	$6,455	$1,986	$9,427	$1,012	$54,992

Total loans	$772,619	$678,906	$2,036,021	$1,278,505	$480,530	$1,199,275	$150,692	$6,596,548
Allowance for loans losses to total loans ratio	1.27%	1.00%	0.96%	0.50%	0.41%	0.79%	0.67%	0.83%

Balance of loans specifically evaluated for impairment	$6,818	$829	$9,229	$3,810	na.	$1,360	$-	$22,046
Allowance for loans specifically evaluated for impairment	$2,556	$132	$1,558	$26	na.	$-	$-	$4,272
Specific allowance to specific loans ratio	37.49%	15.92%	16.88%	0.68%	na.	-	-	19.38%

Balance of loans collectively evaluated	$763,211	$678,077	$2,017,134	$1,274,695	$479,502	$1,197,906	$150,692	$6,561,217
Allowance for loans collectively evaluated	$7,268	$6,648	$17,950	$6,429	$1,986	$9,427	$1,012	$50,720
Collective allowance to collective loans ratio	0.95%	0.98%	0.89%	0.50%	0.41%	0.79%	0.67%	0.77%

Balance of loans acquired with deteriorated credit quality	$2,590	$-	$9,658	$-	$1,028	$9	$-	$13,285
Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Allowance to loans acquired with deteriorated credit quality ratio	-	-	-	-	-	-	-	-

	For the Year Ended December 31, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$8,711	$3,501	$14,970	$7,178	$2,383	$7,268	$1,246	$45,257
Provision (credit)	2,857	2,381	2,677	(871)	203	1,776	-	9,023
Charge-offs	(449)	-	(131)	-	(611)	(225)	-	(1,416)
Recoveries	258	62	87	-	138	62	15	622
Net recoveries (charge-offs)	(191)	62	(44)	-	(473)	(163)	15	(794)
Balance at end of period	$11,377	$5,944	$17,603	$6,307	$2,113	$8,881	$1,261	$53,486

Total loans	$796,264	$681,201	$1,958,395	$1,202,903	$517,839	$1,228,247	$186,785	$6,571,634
Allowance for loan losses to total loans ratio	1.43%	0.87%	0.90%	0.52%	0.41%	0.72%	0.68%	0.81%

Balance of loans specifically evaluated for impairment	$7,586	$3,306	$5,355	$4,234	na.	$1,729	$-	$22,210
Allowance for loans specifically evaluated for impairment	$3,594	$-	$1,207	$123	na.	$-	$-	$4,924
Specific allowance to specific loans ratio	47.38%	-	22.54%	2.91%	na.	-	-	22.17%

Balance of loans collectively evaluated	$780,523	$677,895	$1,938,712	$1,196,487	$516,567	$1,226,508	$186,785	$6,523,477
Allowance for loans collectively evaluated	$7,783	$5,944	$16,396	$6,184	$2,113	$8,881	$1,261	$48,562
Collective allowance to collective loans ratio	1.00%	0.88%	0.85%	0.52%	0.41%	0.72%	0.68%	0.74%

Balance of loans acquired with deteriorated credit quality	$8,155	$-	$14,328	$2,182	$1,272	$10	$-	$25,947
Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Allowance to loan acquired with deteriorated credit quality ratio	-	-	-	-	-	-	-	-

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	September 30, 2019	December 31, 2018
Impaired loans with a specific allowance	$13,371	$12,876
Impaired loans without a specific allowance	8,675	9,334
Total impaired loans	$22,046	$22,210

Allowance for loan losses related to impaired loans	$4,272	$4,924
Allowance for loan losses related to loans collectively evaluated	50,720	48,562
Total allowance for loan losses	$54,992	$53,486

Average impaired loans for the period	$23,014	$20,211
Contractual interest income due on impaired loans during the period	$1,317	$2,513
Interest income on impaired loans recognized on a cash basis	$362	$506
Interest income on impaired loans recognized on an accrual basis	$114	$138

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged off at the dates indicated:

	September 30, 2019
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$3,559	$829	$5,468	$767	$-	$10,623
Restructured accruing	269	-	-	-	-	269
Restructured non-accruing	1,806	-	548	125	-	2,479
Balance	$5,634	$829	$6,016	$892	$-	$13,371

Allowance	$2,556	$132	$1,558	$26	$-	$4,272

Impaired loans without a specific allowance
Non-accruing	$115	$-	$2,438	$1,140	$-	$3,693
Restructured accruing	156	-	775	-	1,087	2,018
Restructured non-accruing	913	-	-	1,778	273	2,964
Balance	$1,184	$-	$3,213	$2,918	$1,360	$8,675

Total impaired loans
Non-accruing	$3,674	$829	$7,906	$1,907	$-	$14,316
Restructured accruing	425	-	775	-	1,087	2,287
Restructured non-accruing	2,719	-	548	1,903	273	5,443
Balance	$6,818	$829	$9,229	$3,810	$1,360	$22,046

Unpaid principal balance in total impaired loans	$9,302	$829	$13,794	$5,686	$2,715	$32,326

	September 30, 2019
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,509	$2,358	$7,153	$4,451	$1,543	$23,014
Contractual interest income due on impaired loans during the period	$434	$113	$523	$165	$82
Interest income on impaired loans recognized on a cash basis	$200	$-	$16	$138	$8
Interest income on impaired loans recognized on an accrual basis	$48	$-	$29	$-	$37

	December 31, 2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,126	$-	$5,117	$767	$-	$10,010
Restructured accruing	328	-	-	-	-	328
Restructured non-accruing	1,766	-	-	772	-	2,538
Balance	$6,220	$-	$5,117	$1,539	$-	$12,876

Allowance	$3,594	$-	$1,207	$123	$-	$4,924

Impaired loans without a specific allowance
Non-accruing	$220	$3,170	$238	$1,216	$-	$4,844
Restructured accruing	172	-	-	-	1,442	1,614
Restructured non-accruing	974	136	-	1,479	287	2,876
Balance	$1,366	$3,306	$238	$2,695	$1,729	$9,334

Total impaired loans
Non-accruing	$4,346	$3,170	$5,355	$1,983	$-	$14,854
Restructured accruing	500	-	-	-	1,442	1,942
Restructured non-accruing	2,740	136	-	2,251	287	5,414
Balance	$7,586	$3,306	$5,355	$4,234	$1,729	$22,210

Unpaid principal balance in total impaired loans	$11,056	$4,419	$9,909	$6,656	$3,081	$35,121

	December 31, 2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,685	$770	$5,696	$3,823	$2,237	$20,211
Contractual interest income due on impaired loans during the period	$858	$495	$610	$407	$143
Interest income on impaired loans recognized on a cash basis	$215	$-	$20	$175	$96
Interest income on impaired loans recognized on an accrual basis	$63	$-	$-	$-	$75

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	September 30, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans (1)	$6,393	$829	$8,454	$3,810	$4,561	$12,574	$-	$36,621
Loans 90 days past due	17	-	1,201	-	-	-	-	1,218
Restructured loans	425	-	775	-	-	1,087	-	2,287
Total non-performing loans	6,835	829	10,430	3,810	4,561	13,661	-	40,126
Other real estate owned	39	665	409	-	64	305	-	1,482
Total non-performing assets	$6,874	$1,494	$10,839	$3,810	$4,625	$13,966	$-	$41,608
(1) Includes $2.9 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

	December 31, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans (1)	$7,086	$3,306	$5,355	$4,234	$4,107	$9,336	$159	$33,583
Loans 90 days past due	49	-	-	-	219	221	-	489
Restructured loans	500	-	-	-	-	1,442	-	1,942
Total non-performing loans	7,635	3,306	5,355	4,234	4,326	10,999	159	36,014
Other real estate owned	39	315	409	-	-	821	-	1,584
Total non-performing assets	$7,674	$3,621	$5,764	$4,234	$4,326	$11,820	$159	$37,598
(1) Includes $4.8 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

	September 30, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$1,429	$2,828	$885	$3,407	$1,834	$11,229	$1,953	$23,565
61-90 days	916	-	2,203	-	1,185	3,602	477	8,383
> 90 days	17	-	1,201	-	-	-	-	1,218
Total past due	2,362	2,828	4,289	3,407	3,019	14,831	2,430	33,166
Non-accrual loans (1)	6,393	829	8,454	3,810	4,561	12,574	-	36,621
Loans acquired with deteriorated credit quality	2,590	-	9,658	-	1,028	9	-	13,285
Current loans	761,274	675,249	2,013,620	1,271,288	471,922	1,171,861	148,262	6,513,476
Total loans	$772,619	$678,906	$2,036,021	$1,278,505	$480,530	$1,199,275	$150,692	$6,596,548
(1) Includes $2.9 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

	December 31, 2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$2,737	$474	$3,041	$433	$3,871	$8,181	$3,226	$21,963
61-90 days	-	-	789	-	1,477	2,517	-	4,783
> 90 days	49	-	-	-	219	221	-	489
Total past due	2,786	474	3,830	433	5,567	10,919	3,226	27,235
Non-accrual loans (1)	7,086	3,306	5,355	4,234	4,107	9,336	159	33,583
Loans acquired with deteriorated credit quality	8,155	-	14,328	2,182	1,272	10	-	25,947
Current loans	778,237	677,421	1,934,882	1,196,054	506,893	1,207,982	183,400	6,484,869
Total loans	$796,264	$681,201	$1,958,395	$1,202,903	$517,839	$1,228,247	$186,785	$6,571,634
(1) Includes $4.8 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	September 30, 2019
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$756,295	$678,077	$2,014,378	$1,267,241	$4,715,991
Special Mention (1)	2,242	-	2,503	3,501	8,246
Substandard (2)	14,082	829	19,140	7,763	41,814
Doubtful	-	-	-	-	-
Total	$772,619	$678,906	$2,036,021	$1,278,505	$4,766,051
(1) Includes $1.0 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.
(2) Includes $11.9 million of purchased credit impaired loans acquired from WashingtonFirst and $6.7 million of loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

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

Homogeneous loan pools do not have individual loans subjected to internal risk ratings; therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	September 30, 2019
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$475,969	$1,185,614	$150,692	$1,812,275
Non-performing:
90 days past due	-	-	-	-
Non-accruing (1)	4,561	12,574	-	17,135
Restructured loans	-	1,087	-	1,087
Total	$480,530	$1,199,275	$150,692	$1,830,497
(1) Includes $1.2 million of consumer loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

	December 31, 2018
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$513,513	$1,217,248	$186,626	$1,917,387
Non-performing:
90 days past due	219	221	-	440
Non-accruing (1)	4,107	9,336	159	13,602
Restructured loans	-	1,442	-	1,442
Total	$517,839	$1,228,247	$186,785	$1,932,871
(1) Includes $1.3 million of consumer loans acquired from WashingtonFirst and considered performing at the Acquisition Date.

During the nine months ended September 30, 2019, the Company restructured $2.0 million in loans that were designated as troubled debt restructurings. No modifications resulted in the reduction of the principal in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during the nine months ended September 30, 2019 had specific reserves of $0.5 million. For the year ended December 31, 2018, the Company restructured $1.6 million in loans. Modifications consisted principally of interest rate concessions, and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2018 had specific reserves of $0.6 million at December 31, 2018. The commitments to lend additional funds on loans that have been restructured at September 30, 2019 and December 31, 2018 were not significant.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Nine Months Ended September 30, 2019
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$170	$-	$775	$-	$-	$945
Restructured non-accruing	261	-	789	-	-	1,050
Balance	$431	$-	$1,564	$-	$-	$1,995

Specific allowance	$243	$-	$214	$-	$-	$457

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2018
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$-	$-	$-	$-	$-	$-
Restructured non-accruing	1,464	-	-	158	-	1,622
Balance	$1,464	$-	$-	$158	$-	$1,622

Specific allowance	$563	$-	$-	$-	$-	$563

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $1.5 million and $1.6 million at September 30, 2019 and December 31, 2018, respectively. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2019.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	September 30, 2019			Weighted		December 31, 2018			Weighted
	Gross		Net	Average		Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining		Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life		Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$10,678	$(3,252)	$7,426	8.3	years	$10,678	$(1,941)	$8,737	9.0	years
Other identifiable intangibles	1,478	(582)	896	9.9	years	1,478	(427)	1,051	10.6	years
Total amortizing intangible assets	$12,156	$(3,834)	$8,322			$12,156	$(2,368)	$9,788

Goodwill	$347,149		$347,149			$347,149		$347,149

The amount of goodwill by reportable segment is presented in the following table:

	Community		Investment
(Dollars in thousands)	Banking	Insurance	Management	Total
Balance December 31, 2018	$331,173	$6,788	$9,188	$347,149
No Activity	-	-	-	-
Balance September 30, 2019	$331,173	$6,788	$9,188	$347,149

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2019	$478
2020	1,720
2021	1,507
2022	1,295
Thereafter	3,322
Total amortizing intangible assets	$8,322

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2019	December 31, 2018
Noninterest-bearing deposits	$2,081,435	$1,750,319
Interest-bearing deposits:
Demand	751,762	703,145
Money market savings	1,800,683	1,605,024
Regular savings	324,464	330,231
Time deposits of less than $100,000	466,847	427,421
Time deposits of $100,000 or more	1,068,708	1,098,740
Total interest-bearing deposits	4,412,464	4,164,561
Total deposits	$6,493,899	$5,914,880

Note 7 – SUBORDINATED DEBT

In conjunction with the acquisition of WashingtonFirst, the Company assumed $25.0 million in non-callable subordinated debt and $10.3 million in callable junior subordinated debt securities. The associated purchase premiums at acquisition were $2.2 million and $0.1 million, respectively. The premiums are amortized over the contractual life of each obligation.

The subordinated debt has a maturity of ten years, is due in full on October 15, 2025, is non-callable until October 15, 2020 and currently bears a fixed interest rate of 6.00% per annum, payable quarterly, subject to a reset after 5 years (on October 5, 2020) at 3 month LIBOR plus 467 basis points. The entire amount of subordinated debt is considered Tier 2 capital under current regulatory guidelines.

In 2003, Alliance Bankshares Corporation, which was acquired by WashingtonFirst in 2012, issued $10.3 million of junior subordinated debt securities to Alliance Virginia Capital Trust I, of which Alliance Bankshares Corporation owned all of the common securities. The trust used the proceeds from the issuance of its underlying common securities and preferred securities, which were sold to third parties, to purchase the debt securities. These debt securities are the trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The obligations under the debt securities were assumed by the Company at the date of acquisition of WashingtonFirst. The debt securities are due on June 30, 2033 and are callable on any interest payment date, without penalty. The interest rate associated with the debt securities is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of September 30, 2019 was 5.24%. Under the indenture governing the debt securities, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted. The trust’s preferred securities are mandatorily redeemable upon maturity of the debt securities, or upon earlier redemption as provided in the indenture. If the debt securities are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. The Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the trust securities subject to certain exceptions, the redemption price with respect to any trust securities called for redemption and amounts due if the trust is liquidated or terminated. As of September 30, 2019, the Company was current on all interest payments. Under current regulatory guidelines the trust preferred securities are considered to be Tier 1 capital.

The following table provides information on subordinated debentures as the date indicated:

(In thousands)	September 30, 2019	December 31, 2018
Subordinated debentures	$25,000	$25,000
Add: Purchase accounting premium	1,918	2,023
Trust preferred securities	10,310	10,310
Add: Purchase accounting premium	88	92
Total subordinated debentures	$37,316	$37,425

Note 8 – Share Based Compensation

At September 30, 2019, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected directors and employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 1,144,133 are available for issuance at September 30, 2019, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.7 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, related to the awards of stock options and restricted stock grants. Compensation expense of $2.1 million and $1.8 million was recognized for the nine months ended September 30, 2019 and 2018, respectively. The intrinsic value of stock options exercised in the nine months ended September 30, 2019 and 2018 was $0.2 million and $0.4 million, respectively. The total of unrecognized compensation cost related to stock options was approximately $0.1 million as of September 30, 2019. That cost is expected to be recognized over a weighted average period of approximately 1.3years. The total of unrecognized compensation cost related to restricted stock was approximately $6.5 million as of September 30, 2019. That cost is expected to be recognized over a weighted average period of approximately 2.9 years. The fair value of the options vested during the nine months ended September 30, 2019 and 2018, was not significant.

The Company granted 96,191 shares of restricted stock in the first quarter of 2019, of which 21,390 shares are subject to a three year performance vesting schedule and 74,801 shares subject to a five year vesting schedule with one fifth of the shares vesting on April 1st of each year. The Company granted an additional 10,203 shares of restricted stock during the current quarter, of which 2,125 shares are subject to a three year performance vesting schedule and 8,078 shares subject to a three year vesting schedule with one third of the shares vesting on the anniversary date of the grant July 22nd. The Company did not grant any stock options during 2019.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2019	81,508	$29.74		$369
Granted	-	$-
Exercised	(12,222)	$21.20		$156
Forfeited	(1,007)	$37.11
Expired	(142)	$42.48
Balance at September 30, 2019	68,137	$31.14	3.4	$349

Exercisable at September 30, 2019	54,037	$29.00	2.9	$349

Weighted average fair value of options
granted during the year		$-

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2019	203,603	$35.14
Granted	106,394	$33.45
Vested	(69,842)	$31.55
Forfeited	(6,673)	$33.16
Restricted stock at September 30, 2019	233,482	$35.50

Note 9 – Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”). Benefits after January 1, 2005, are based on the benefit earned as of December 31, 2004, plus benefits earned in future years of service based on the employee’s compensation during each such year. All benefit accruals for employees were frozen as of December 31, 2007 based on past service and thus salary increases and additional years of service after such date no longer affect the defined benefit provided by the Plan, although additional vesting may continue to occur.

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Interest cost on projected benefit obligation	$403	$385	$1,207	$1,155
Expected return on plan assets	(412)	(466)	(1,236)	(1,396)
Recognized net actuarial loss	264	250	794	750
Net periodic benefit cost	$255	$169	$765	$509

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

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2019	2018	2019	2018
Net income	$29,383	$29,234	$87,976	$75,298

Basic:
Basic weighted average EPS shares	35,850	35,723	35,829	35,699

Basic net income per share	$0.82	$0.82	$2.46	$2.11

Diluted:
Basic weighted average EPS shares	35,850	35,723	35,829	35,699
Dilutive common stock equivalents	50	21	50	23
Dilutive EPS shares	35,900	35,744	35,879	35,722

Diluted net income per share	$0.82	$0.82	$2.45	$2.11

Anti-dilutive shares	8	6	10	6

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2019	$(6,630)	$(9,124)	$(15,754)
Other comprehensive income before reclassification, net of tax	12,475	-	12,475
Reclassifications from accumulated other comprehensive income, net of tax	(15)	586	571
Current period change in other comprehensive income, net of tax	12,460	586	13,046
Balance at September 30, 2019	$5,830	$(8,538)	$(2,708)

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2018	$687	$(7,544)	$(6,857)
Other comprehensive income before reclassification, net of tax	(16,479)	-	(16,479)
Reclassifications from accumulated other comprehensive income, net of tax	(107)	500	393
Current period change in other comprehensive income, net of tax	(16,586)	500	(16,086)
Reclassification of tax effects from accumulated other comprehensive income	148	(1,625)	(1,477)
Balance at September 30, 2018	$(15,751)	$(8,669)	$(24,420)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Unrealized gains on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$20	$145
Income before taxes	20	145
Tax expense	(5)	(38)
Net income	$15	$107

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss(1)	$(794)	$(750)
Income before taxes	(794)	(750)
Tax benefit	208	250
Net loss	$(586)	$(500)
(1) This amount is included in the computation of net periodic benefit cost. See Note 9.

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

As September 30, 2019, ROU assets and lease liabilities totaled $71.3 million and $78.8 million, respectively. For the three and nine months ended September 30, 2019, the Company recognized total operating lease expense in the amount of $2.9 million and $8.6 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2019 was $2.4 million and $6.7 million, respectively and is included in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. The Company had one branch location that commenced operations during the current quarter. The associated new ROU asset obtained in exchange for lease obligations totaled $0.4 million.

As of September 30, 2019, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
One year	$10,720
Two years	10,425
Three years	9,995
Four years	10,118
Five years	9,039
Thereafter	44,587
Total undiscounted lease payments	94,884
Less: Present value discount	(16,085)
Lease Liability	$78,799

As of September 30, 2019, the weighted average remaining lease term was 10.6 years and the weighted average operating discount rate used to determine the operating lease liability was 3.29%.

The Company had no additional operating or finance leases that have not yet commenced operations at September 30, 2019. The Company does not have any lease arrangements with any of its related parties as of September 30, 2019.

Note 13 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and, therefore, has no credit risk. The notional value of commercial loan swaps outstanding was $129.9 million with a fair value of $2.4 million as of September 30, 2019 compared to $16.6 million with a fair value of $0.4 million as of December 31, 2018. The swap positions are offset to minimize the potential impact on the Company’s financial statements. Fair values of the swaps are carried as both gross assets and gross liabilities in the Condensed Consolidated Statements of Condition. The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Changes to interest rates may result in changes in the cash flows due to prepayments or extinguishments. Accordingly, changes to interest rates could result in higher or lower measurements of the fair values.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2019
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$78,821	$-	$78,821
Investments available-for-sale:
U.S. government agencies	-	286,381	-	286,381
State and municipal	-	221,481	-	221,481
Mortgage-backed and asset-backed	-	376,021	-	376,021
Corporate debt	-	-	9,511	9,511
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	2,416	-	2,416

Liabilities
Interest rate swap agreements	$-	$(2,416)	$-	$(2,416)

	December 31, 2018
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$22,773	$-	$22,773
Investments available-for-sale:
U.S. government agencies	-	296,678	-	296,678
State and municipal	-	282,024	-	282,024
Mortgage-backed and asset-backed	-	348,515	-	348,515
Corporate debt	-	-	9,240	9,240
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	446	-	446

Liabilities
Interest rate swap agreements	$-	$(446)	$-	$(446)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2019	$9,550
Additions of Level 3 assets	-
Sales of Level 3 assets	-
Total unrealized gain included in other comprehensive income	271
Balance at September 30, 2019	$9,821

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2019
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$7,739	$7,739	$(6,961)
Other real estate owned	-	-	1,482	1,482	(281)
Total	$-	$-	$9,221	$9,221	$(7,242)

	December 31, 2018
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$6,780	$6,780	$(10,932)
Other real estate owned	-	-	1,584	1,584	(262)
Total	$-	$-	$8,364	$8,364	$(11,194)

At September 30, 2019, impaired loans totaling $22.0 million were written down to fair value of $17.8 million as a result of specific loan loss allowances of $4.3 million associated with the impaired loans, which was included in the allowance for loan losses. Impaired loans totaling $22.2 million were written down to fair value of $17.3 million at December 31, 2018 as a result of specific loan loss allowances of $4.9 million associated with the impaired loans.

Loan impairment is measured using the present value of expected cash flows, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loans are collateral dependent. Collateral may be real estate and/or business assets such as equipment, inventory and/or accounts receivable. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical experience, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above. Valuation techniques are consistent with those techniques applied in prior periods.

Other real estate owned (“OREO”) is adjusted to fair value upon acquisition of the real estate collateral. Subsequently, OREO is carried at the lower of carrying value or fair value. The estimated fair value for other real estate owned included in Level 3 is determined by independent market based appraisals and other available market information, less cost to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to initial recognition, the Company records the OREO as a non-recurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	September 30, 2019		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$51,938	$51,938	$-	$51,938	$-
Loans, net of allowance	6,541,556	6,486,722	-	-	6,486,722
Other assets (1)	112,511	112,511	-	112,511	-

Financial Liabilities
Time deposits	$1,535,555	$1,540,933	$-	$1,540,933	$-
Securities sold under retail repurchase agreements and
Federal funds purchased	126,008	126,008	-	126,008	-
Advances from FHLB	517,477	526,055	-	526,055	-
Subordinated debentures	37,316	37,189	-	-	37,189

(1) Includes bank owned life insurance products.

			Fair Value Measurements
	December 31, 2018		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$73,389	$73,389	$-	$73,389	$-
Loans, net of allowance	6,518,148	6,376,307	-	-	6,376,307
Other assets (1)	110,823	110,823	-	110,823	-

Financial Liabilities
Time deposits	$1,526,161	$1,536,238	$-	$1,536,238	$-
Securities sold under retail repurchase agreements and
Federal funds purchased	327,429	327,429	-	327,429	-
Advances from FHLB	848,611	850,186	-	850,186	-
Subordinated debentures	37,425	33,588	-	-	33,588

(1) Includes bank owned life insurance products.

Note 16 - Segment Reporting

Currently, the Company conducts business in three operating segments - Community Banking, Insurance and Investment Management. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance and Investment Management segments were businesses that were acquired in separate transactions where management of the acquired business was retained. The accounting policies of the segments are the same as those of the Company. However, the segment data reflect inter-segment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles were $0.4 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. These charges totaled $1.3 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles were not significant for the three and nine months ended September 30, 2019 and 2018, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $1.7 billion in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles were not significant for the three and nine months ended September 30, 2019 and 2018, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended September 30, 2019
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$87,068	$13	$4	$(3)	$87,082
Interest expense	20,295	-	-	(3)	20,292
Provision (credit) for loan losses	1,524	-	-	-	1,524
Noninterest income	14,080	2,123	2,538	(168)	18,573
Noninterest expense	41,806	1,635	1,652	(168)	44,925
Income before income taxes	37,523	501	890	-	38,914
Income tax expense	9,162	138	231	-	9,531
Net income	$28,361	$363	$659	$-	$29,383

Assets	$8,437,588	$11,615	$22,033	$(33,698)	$8,437,538

	Three Months Ended September 30, 2018
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$84,374	$1	$2	$(3)	$84,374
Interest expense	16,786	-	-	(3)	16,783
Provision for loan losses	1,890	-	-	-	1,890
Non-interest income	10,707	2,018	2,462	(154)	15,033
Non-interest expense	39,372	1,564	1,611	(154)	42,393
Income before income taxes	37,033	455	853	-	38,341
Income tax expense	8,755	127	225	-	9,107
Net income	$28,278	$328	$628	$-	$29,234

Assets	$8,038,263	$9,473	$15,969	$(29,140)	$8,034,565

	Nine Months Ended September 30, 2019
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$262,465	$15	$9	$(10)	$262,479
Interest expense	62,764	-	-	(10)	62,754
Provision for loan losses	3,029	-	-	-	3,029
Noninterest income	39,643	5,296	7,660	(501)	52,098
Noninterest expense	123,876	4,359	5,270	(501)	133,004
Income before income taxes	112,439	952	2,399	-	115,790
Income tax expense	26,924	265	625	-	27,814
Net income	$85,515	$687	$1,774	$-	$87,976

Assets	$8,437,588	$11,615	$22,033	$(33,698)	$8,437,538

	Nine Months Ended September 30, 2018
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$238,474	$2	$5	$(6)	$238,475
Interest expense	44,181	-	-	(6)	44,175
Provision for loan losses	5,620	-	-	-	5,620
Non-interest income	35,130	5,019	7,331	(461)	47,019
Non-interest expense	128,705	4,245	4,627	(461)	137,116
Income before income taxes	95,098	776	2,709	-	98,583
Income tax expense	22,357	218	710	-	23,285
Net income	$72,741	$558	$1,999	$-	$75,298

Assets	$8,038,263	$9,473	$15,969	$(29,140)	$8,034,565

Note 17 – PENDING AQUISITION

On September 24, 2019, the Company and Revere Bank (“Revere”) entered into a definitive agreement for the Company to acquire the Maryland-based Revere.

Under the terms of the agreement, Revere shareholders will receive 1.05 shares of Sandy Spring common stock for each share of Revere common stock. The transaction has a value of $460.7 million in the aggregate, based on Sandy Spring’s closing price of $35.33 on September 23, 2019. Upon closing, Sandy Spring shareholders will own approximately 74% of the combined company and Revere shareholders will own approximately 26% of the combined company. Completion of the transaction is subject to receipt of regulatory and shareholder approvals and satisfaction of customary closing conditions.

As of June 30, 2019, Revere had more than $2.6 billion in assets and operated 11 full-service community banking offices throughout the Washington D.C. metropolitan region.

Note 18 – SUBSEQUENT EVENT

On November 5, 2019, the Company completed an offering of $175 million aggregate principal amount Fixed to Floating Rate Subordinated Notes due in 2029. The notes will bear a fixed interest rate of 4.25% per year through November 14, 2024. Beginning November 15, 2024, the interest rate will become a floating rate equal to three month LIBOR plus 262 basis points through the remaining maturity or early redemption date of the notes. The interest will be paid in arrears semi-annually during the fixed rate period and quarterly during the floating rate period.

The Company expects to use the proceeds from this issuance to redeem $10 million of outstanding trust preferred securities and $25 million of subordinated debt once each debt becomes callable. The remainder of the proceeds will be used for general corporate purposes.

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

The Company completed the acquisition of WashingtonFirst Bankshares, Inc., the parent company for WashingtonFirst Bank (collectively referred to as “WashingtonFirst”), during 2018. At the date of acquisition, WashingtonFirst had more than $2.1 billion in assets, loans of $1.7 billion and deposits of $1.6 billion. The all-stock transaction resulted in the issuance of 11.4 million common shares valued at approximately $447 million. The results of operations from this January 1, 2018 acquisition were included in the Company’s consolidated results of operation for 2018.

On September 24, 2019, the Company entered into a definitive agreement and plan of merger pursuant to which Revere Bank will merge with and into the Bank in a transaction valued at approximately $461 million. Revere Bank, headquartered in Rockville, Maryland has 11 banking offices and more than $2.6 billion in assets (as of June 30, 2019).

Overview

Net income for the Company for the third quarter of 2019 totaled $29.4 million ($0.82 per diluted share) as compared to net income of $29.2 million ($0.82 per diluted share) for the third quarter of 2018 and net income of $28.3 million ($0.79 per diluted share) for the second quarter of 2019.

The third quarter’s results reflect the following events:

•Total loans at September 30, 2019 increased 3% compared to September 30, 2018. During this period, the impact of the 6% growth in commercial loans was offset by the decline in the mortgage loan portfolio. The decline of the mortgage loan portfolio was the result of the impact of mortgage refinance activity driven by the current interest rate environment, in addition to the sale of the majority of new mortgage loan production.

•Total deposits grew 10% from the third quarter of 2018 and compared to the end of 2018. Deposit growth reduced the loan-to-deposit ratio from 111% at year-end 2018 to 102% at the end of the current quarter. The year-to-date deposit growth included a 19% increase in noninterest-bearing deposits and a 45% reduction in wholesale deposits.

•The provision for loan losses for the current quarter was $1.5 million compared to $1.9 million for the third quarter of 2018 and $1.6 million for the prior quarter of the current year.

•The net interest margin was 3.51% for the third quarter of 2019, compared to 3.71% for the third quarter of 2018 and 3.54% for the second quarter of 2019. The prior year’s quarterly margin was positively impacted by an interest income recovery of $2.0 million. Excluding the recovery, the net interest margin for the prior year quarter was 3.60%.

•Quarterly non-interest income increased 24% as compared to the same period in the prior year driven by income from mortgage banking activities, which grew 164%. Growth was experienced in almost every other major category of non-interest income for the second consecutive quarter.

•Non-interest expense for the quarter increased $2.5 million or 6% compared to the same quarter of the prior year. Increases occurred in most major expense categories, notably compensation and benefits, which was driven by incentive-based programs, and an increase in marketing costs. A large portion of the overall expense increases was offset by the reduction in FDIC insurance expense during the current quarter.

•The non-GAAP efficiency ratio continued to remain stable at 50.95% for the current quarter as compared to 49.27% for the third quarter of 2018 and 51.71% for the second quarter of 2019. Excluding the previously mentioned interest recovery, the non-GAAP efficiency ratio for the prior year quarter was 50.48%.

The local economy continues to experience low unemployment, wage growth and increased housing starts; however, these trends have been tempered by the concerns over deficit growth, continued domestic political turmoil, recessionary indications and geo-political uncertainty. These factors, in concert, affect economic expansion and create volatility in global economic markets. Recent trends in interest rates, while creating beneficial borrowing opportunities for individual consumers and small and mid-sized businesses, continue to cause concerns regarding the future movements in rates. Management is confident that the Company remains well positioned for continued growth opportunities as they present themselves, despite the current mixed economic environment.

Total assets at September 30, 2019 increased 5% compared to September 30, 2018. This growth was driven by organic loan growth as loan balances at September 30, 2019 increased 3% compared to September 30, 2018. Deposits increased 10% compared to balances at September 30, 2018. The Company’s liquidity position remains strong as a result of its operational cash flows in addition to the available borrowing lines with the Federal Home Loan Bank of Atlanta, the Federal Reserve and other sources, in addition to the size and composition of the available-for-sale investment portfolio. Stockholders’ equity has grown by $97.3 million compared to September 30, 2018 due to earnings over the preceding twelve months.

Non-performing loans (which excludes purchased credit impaired loans) represented 0.61% of total loans at September 30, 2019 compared to 0.52% at September 30, 2018. The Company’s non-performing loans were $40.1 million at September 30, 2019 compared to $33.3 million at September 30, 2018. The ratio of annualized net charge-offs to average loans for the current quarter was 0.03% compared to the prior year quarter which was not significant.

Net interest income for the third quarter of 2019 decreased 1% compared to the third quarter of 2018. During this period interest income increased $2.7 million but was more than offset by the increase in interest expense, which grew $3.5 million as a result of a combination of the growth of and increased rates paid on deposits. For the third quarter of 2019, the net interest margin was 3.51% compared to 3.71% for the third quarter of 2018. The prior year’s quarterly margin was positively impacted by an interest income recovery of $2.0 million. Excluding this recovery, the prior year’s net interest margin was 3.60%. The provision for loan losses was $1.5 million for the third quarter of 2019 compared to $1.9 million for the third quarter of 2018. Non-interest income increased 24% for the third quarter of 2019 as compared to the third quarter of 2018. This increase in non-interest income was driven by the impact of increased mortgage banking income and, to a lesser extent, income from other major categories of non-interest income. Non-interest expense increased 6% to $44.9 million for the third quarter of 2019 compared to $42.4 million in the third quarter of 2018, which included merger expenses of $0.4 million in the current quarter and $0.6 million in the prior year quarter. Excluding these expenses, non-interest expenses increased 7% compared to the third quarter of 2018 due to increased compensation and benefit costs driven by higher compensation costs associated with incentive-based sales programs, marketing campaign expenses and an increase in occupancy and equipment costs. The non-GAAP efficiency ratio was 50.95% for the third quarter of 2019, compared to 49.27% for the third quarter of 2018. The non-GAAP efficiency ratio for the prior year quarter was 50.48% after excluding the previously mentioned interest income recovery.

Results of Operations

For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Net income for the Company for the first nine months of 2019 totaled $88.0 million ($2.45 per diluted share) compared to net income of $75.3 million ($2.11 per diluted share) for the first nine months of 2018.

Net Interest Income

Net interest income for the first nine months of 2019 was $199.7 million compared to $194.3 million for the first nine months of 2018. On a tax-equivalent basis, net interest income for the first nine months of 2019 was $203.3 million compared to $197.8 million for the first nine months of 2018, which is a 3% increase. Net interest income increased as a result of the Company’s interest income from organic loan growth during the previous twelve months exceeding the impact of deposit growth and the corresponding interest expense, as average interest rates rose during that period.

The following tables provide an analysis of net interest income performance that reflects a net interest margin that has decreased to 3.55% for the first nine months of 2019 compared to 3.62% for the first nine months of 2018. Net interest income for the first nine months of 2019 included $1.8 million of recovered interest income from previously acquired credit impaired loans compared to $2.0 million for the same period of the prior year. Excluding these recoveries, the net interest margin would have been 3.52% for the first nine months of 2019 compared to 3.59% for the first nine months of 2018. Additionally, after excluding the impact of amortization of the fair value adjustments to both interest-earning assets and interest-bearing liabilities directly attributable to the acquisition, the net interest margin for the first nine months of 2019 would have been 3.47%, compared to 3.45% for the first nine months of 2018.

The impact of the amortization of the fair value adjustments on net interest income for the first nine months of 2019 is presented in the following table:

For the Nine Months Ended September 30, 2019
(In thousands)
Net Interest Income Excluding Purchase Accounting Adjustments:
Net Interest Income	$199,725
Accretion of fair value adjustment on pools of homogeneous loans	(978)
Accretion of loan fair value adjustment on purchased credit impaired loans	(869)
Settlements of purchased credit impaired loans	(1,799)
Accretion of fair value adjustment on certificates of deposits	(428)
Accretion of fair value adjustment on subordinated debentures	(109)
Net Interest Income Excluding Purchase Accounting Adjustments	$195,542

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Nine Months Ended September 30,
		2019			2018
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,229,790	$35,408	3.84%	$1,091,515	$30,280	3.70%
Residential construction loans	175,236	5,582	4.26	210,774	6,203	3.93
Total mortgage loans	1,405,026	40,990	3.89	1,302,289	36,483	3.74
Commercial AD&C loans	671,375	29,853	5.95	597,283	25,592	5.73
Commercial investor real estate loans	1,969,599	74,428	5.05	1,939,205	71,824	4.95
Commercial owner occupied real estate loans	1,227,327	44,975	4.90	1,106,032	39,051	4.72
Commercial business loans	774,375	31,479	5.43	674,973	26,052	5.16
Total commercial loans	4,642,676	180,735	5.20	4,317,493	162,519	5.03
Consumer loans	502,476	18,797	5.00	531,539	17,310	4.41
Total loans (2)	6,550,178	240,522	4.91	6,151,321	216,312	4.70
Loans held for sale	39,107	1,145	3.91	30,349	983	4.32
Taxable securities	752,518	17,169	3.04	738,580	15,891	2.87
Tax-exempt securities (3)	219,510	5,827	3.54	290,177	7,662	3.52
Total investment securities (4)	972,028	22,996	3.15	1,028,757	23,553	3.05
Interest-bearing deposits with banks	83,981	1,405	2.24	86,446	1,082	1.67
Federal funds sold	623	8	1.78	2,607	28	1.41
Total interest-earning assets	7,645,917	266,076	4.65	7,299,480	241,958	4.43

Less: allowance for loan losses	(53,440)			(47,533)
Cash and due from banks	64,227			69,301
Premises and equipment, net	61,039			61,507
Other assets	590,186			535,778
Total assets	$8,307,929			$7,918,533

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$733,872	1,305	0.24%	$730,520	657	0.12%
Regular savings deposits	330,377	321	0.13	390,231	488	0.17
Money market savings deposits	1,710,520	19,617	1.53	1,520,953	13,028	1.15
Time deposits	1,629,716	25,715	2.11	1,245,510	12,410	1.33
Total interest-bearing deposits	4,404,485	46,958	1.43	3,887,214	26,583	0.91
Other borrowings	158,279	945	0.80	158,939	599	0.50
Advances from FHLB	689,224	13,389	2.60	1,000,060	15,557	2.08
Subordinated debentures	37,376	1,462	5.22	37,518	1,436	5.11
Total interest-bearing liabilities	5,289,364	62,754	1.59	5,083,731	44,175	1.16

Noninterest-bearing demand deposits	1,797,301			1,757,573
Other liabilities	122,564			59,371
Stockholders' equity	1,098,700			1,017,858
Total liabilities and stockholders' equity	$8,307,929			$7,918,533

Net interest income and spread		203,322	3.06%		197,783	3.27%
Less: tax-equivalent adjustment		3,597			3,483
Net interest income		$199,725			$194,300

Interest income/earning assets			4.65%			4.43%
Interest expense/earning assets			1.10			0.81
Net interest margin			3.55%			3.62%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 26.13% for both 2019 and 2018. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $3.6 million and $3.5 million in 2019 and 2018, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.
(4) Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2019 vs. 2018			2018 vs. 2017
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$5,128	$3,949	$1,179	$7,629	$6,274	$1,355
Residential construction loans	(621)	(1,109)	488	1,547	1,299	248
Commercial AD&C loans	4,261	3,254	1,007	14,466	12,412	2,054
Commercial investor real estate loans	2,604	1,137	1,467	37,846	33,846	4,000
Commercial owner occupied real estate loans	5,924	4,395	1,529	10,550	11,273	(723)
Commercial business loans	5,427	4,004	1,423	10,731	8,047	2,684
Consumer loans	1,487	(987)	2,474	4,814	2,152	2,662
Loans held for sale	162	262	(100)	710	755	(45)
Taxable securities	1,278	(23)	1,301	4,947	4,539	408
Tax exempt securities	(1,835)	(1,814)	(21)	(1,793)	(238)	(1,555)
Interest-bearing deposits with banks	323	(32)	355	793	529	264
Federal funds sold	(20)	(25)	5	10	1	9
Total interest income	24,118	13,011	11,107	92,250	80,889	11,361

Interest expense on funding of earning assets:
Interest-bearing demand deposits	648	3	645	285	79	206
Regular savings deposits	(167)	(66)	(101)	325	42	283
Money market savings deposits	6,589	1,805	4,784	9,695	2,475	7,220
Time deposits	13,305	4,586	8,719	7,066	5,905	1,161
Other borrowings	346	(3)	349	361	58	303
Advances from FHLB	(2,168)	(5,513)	3,345	6,172	4,817	1,355
Subordinated debentures	26	(5)	31	1,424	1,408	16
Total interest expense	18,579	807	17,772	25,328	14,784	10,544
Net interest income	$5,539	$12,204	$(6,665)	$66,922	$66,105	$817

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income increased 10% for the first nine months of 2019 compared to the prior year period. During this period, the yield on interest-earning assets increased 22 basis points to 4.65%. The previous tables reflect that the increase in interest income has been driven predominantly by the 5% growth in interest-earning assets as well as the rise in the associated interest rates during the past twelve months.

During the first nine months of 2019 the average balance of the loan portfolio increased 6% compared to the first nine months of 2018. This growth occurred in the majority of segments of the loan portfolio with the most significant growth in the commercial portfolios. The yield on average loans increased 21 basis points compared to the prior year period. Excluding the previously mentioned interest recoveries for the current year and the prior year, the increase in the yield on average loans remained at 21 basis points. The average yield on total investment securities increased 10 basis points as the average balance of the portfolio decreased 6% for the first nine months of 2019 compared to the first nine months of 2018. Composition of the average investment portfolio shifted to a higher percentage of taxable securities (77%) in the current period as compared to 72% for the prior year period. During the same period, the average yield for taxable securities rose 17 basis points versus the average yield on tax-exempt securities, which rose 2 basis points.

Interest Expense

For the first nine months of 2019 interest expense increased 42% compared to the first nine months of 2018. The majority of the increase from period to period was due to increased rates on the majority of deposit categories to stimulate deposit growth and provide funding for loan growth and the reduction of borrowed funds. The cost of interest-bearing deposits increased due predominantly to the 12% growth in money market and 31% growth in time deposit average balances, coupled with a 38 basis point increase in money market deposit rates and a 78 basis point increase in time deposit rates. Additionally, while the amount of average advances from FHLB borrowings decreased 31% from period to period, the average rate paid increased 52 basis points. The impact of these movements resulted in a 14% decrease in the associated interest expense. The overall impact to the total rate paid on interest-bearing liabilities of the average balance and rate changes was an increase of 43 basis points in the first nine months of 2019 compared to the first nine months of 2018.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2019/2018	2019/2018
(Dollars in thousands)	2019	2018	$ Change	% Change
Securities gains	$20	$145	$(125)	(86.2)%
Service charges on deposit accounts	7,265	6,865	400	5.8
Mortgage banking activities	10,541	5,943	4,598	77.4
Wealth management income	16,268	15,792	476	3.0
Insurance agency commissions	5,281	5,020	261	5.2
Income from bank owned life insurance	2,505	3,664	(1,159)	(31.6)
Bank card fees	4,181	4,199	(18)	(0.4)
Other income	6,037	5,391	646	12.0
Total non-interest income	$52,098	$47,019	$5,079	10.8

Total non-interest income increased 11% to $52.1 million for the first nine months of 2019 compared to $47.0 million for the first nine months of 2018, which is an 11% increase. Excluding life insurance mortality proceeds of $0.6 million and $1.6 million from the first nine months of each year, non-interest income increased 13%. This increase was driven primarily by income from mortgage banking activities, which increased 77%, and to lesser degrees, wealth management income, insurance agency commissions and service charges. Further detail by type of non-interest income follows:

•Service charges on deposit accounts increased 6% in the first nine months of 2019, compared to the first nine months of 2018 driven by commercial banking fees.

•Income from mortgage banking activities increased 77% in the first nine months of 2019, compared to the first nine months of 2018. Origination volume associated with the mortgage lending operations was responsible for the growth in mortgage banking income for the first nine months of 2019. Sales of originated mortgage loans rose 51% during the current period compared to the same period for 2018.

•Wealth management income, comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiary, increased 3% for the first nine months of 2019 compared to the same period of the prior year. Trust services fees increased 2% for the first nine months of 2019 compared to the prior year period due to an increase in personal trust services. Investment management fees increased 4% for the first nine months of 2019 compared to the same period of 2018, due to an increase in assets under management. Overall total assets under management increased to $3.2 billion at September 30, 2019 compared to $2.9 billion at September 30, 2018, primarily as a result of increased sales efforts.

•Insurance agency commissions increased 5% for the first nine months of 2019 as compared to the first nine months of 2018, driven by an increase in commissions on physician’s liability policies.

•Bank-owned life insurance income decreased for the first nine months of 2019 as compared to the first nine months of 2018 due to the decline in insurance mortality proceeds from year-to-year of $0.6 million and $1.6 million, respectively.

•Bank card fee income remained level during the first nine months of 2019, compared to the first nine months of 2018.

•Other non-interest income increased during the first nine months of 2019, compared to the first nine months of 2018 as a result of increased fee income.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2019/2018	2019/2018
(Dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$77,699	$73,064	$4,635	6.3%
Occupancy expense of premises	14,807	13,939	868	6.2
Equipment expenses	7,929	6,909	1,020	14.8
Marketing	3,371	2,863	508	17.7
Outside data services	5,713	4,840	873	18.0
FDIC insurance	2,137	3,840	(1,703)	(44.3)
Amortization of intangible assets	1,465	1,622	(157)	(9.7)
Merger expenses	364	11,766	(11,402)	(96.9)
Professional fees and services	4,425	4,090	335	8.2
Other expenses	15,094	14,183	911	6.4
Total non-interest expense	$133,004	$137,116	$(4,112)	(3.0)

Non-interest expense decreased 3% to $133.0 million in the first nine months of 2019 compared to $137.1 million in the first nine months of 2018. The first nine months of 2018 included $11.8 million in merger expenses. Excluding merger expenses from 2019 and 2018, non-interest expense increased 6% over the prior year period. The increase was driven by increases in expenses related to compensation, software, marketing and outside data services. A portion of these increases was offset by the decrease in FDIC insurance during the year. Further detail by category of non-interest expense follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased 6% in the first nine months of 2019 as a result of a combination of higher compensation expense from annual merit increases over the preceding twelve months and management’s decision, beginning in the current year, to increase the Company’s contribution to the employee retirement savings plan as a result of the reduction of the corporate tax rate that occurred at the end of 2017. The average number of full-time equivalent employees declined to 913 in the first nine months of 2019 compared to 921 in the first nine months of 2018.

•Combined occupancy and equipment expenses increased 9% compared to the prior year as a result of increases to software cost and, to a lesser extent, increases in rental expense and equipment depreciation.

•Marketing expense increased 18% as a result of increased advertising campaigns.

•FDIC insurance experienced a 44% decrease due to the receipt of an assessment credit resulting from the industry deposit fund reaching stipulated benchmark levels.

•Outside data services grew by $0.9 million or 18% primarily due to increased transaction volume.

•Professional fees and services grew 8% from the prior year as a result of costs associated with consulting services and mortgage loan processing.

Operating Expense Performance

Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management. The ratio expresses the level of non-interest expense as a percentage of total revenue (net interest income plus total non-interest income). Lower ratios indicate improved productivity.

Non-GAAP Financial Measures

The Company also uses a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional efficiency ratio better focuses attention on the operating performance of the Company over time than does a GAAP efficiency ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing non-interest expense. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the non-GAAP efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes merger expenses, the amortization of intangibles, and other non-recurring expenses. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio remained relatively stable at 51.36% in the first nine months of 2019 compared to 50.57% for the first nine months of 2018.

In addition, the Company uses pre-tax, pre-provision income adjusted for merger expenses as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding the provision for loan losses, merger expenses and the provision for income taxes back to net income. This metric increased by 3% in the first nine months of 2019 compared to the first nine months of 2018 due primarily to the increases in net interest income and non-interest income which offset the increase in non-interest expense.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Pre-tax pre-provision pre-merger income:
Net income	$87,976	$75,298
Plus non-GAAP adjustments:
Merger expenses	364	11,766
Income taxes	27,814	23,285
Provision for loan losses	3,029	5,620
Pre-tax pre-provision pre-merger income	$119,183	$115,969

Efficiency ratio - GAAP basis:
Non-interest expense	$133,004	$137,116

Net interest income plus non-interest income	$251,823	$241,319

Efficiency ratio - GAAP basis	52.82%	56.82%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$133,004	$137,116
Less non-GAAP adjustments:
Amortization of intangible assets	1,465	1,622
Merger expenses	364	11,766
Non-interest expense - as adjusted	$131,175	$123,728

Net interest income plus non-interest income	$251,823	$241,319
Plus non-GAAP adjustment:
Tax-equivalent income	3,597	3,483
Less non-GAAP adjustment:
Securities gains	20	145
Net interest income plus non-interest income - as adjusted	$255,400	$244,657

Efficiency ratio - Non-GAAP basis	51.36%	50.57%

Income Taxes

The Company’s income tax expense increased to $27.8 million in the first nine months of 2019, compared to income tax expense of $23.3 million in the first nine months of 2018 as a result of the increase in pre-tax income. The resulting effective tax rates were 24.0% for the first nine months of 2019 and 23.6% for the first nine months of 2018. This increase in the effective tax rate was the result of a decline in the proportion of tax-advantaged income to income before taxes for the first nine months of 2019 compared to the same period for 2018.

Results of Operations

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Net income for the Company for the third quarter of 2019 totaled $29.4 million ($0.82 per diluted share) compared to net income of $29.2 million ($0.82 per diluted share) for the third quarter of 2018.

Net Interest Income

For the third quarter of 2019, net interest income decreased 1% to $66.8 million compared to $67.6 million for the third quarter of 2018. On a tax-equivalent basis, net interest income for the third quarter of 2019 was $67.9 million compared to $68.8 million for the third quarter of 2018, a decrease of 1%. During this period, interest income increased 3% primarily due to loan growth and interest expense increased 21% related to deposit growth, resulting in the decline in net interest income. The net interest margin for the current quarter was 3.51%, compared to the net interest margin for the third quarter of 2018 of 3.71%. The prior year’s quarterly margin was positively impacted by an interest income recovery of $2.0 million. Excluding this recovery, the prior year’s net interest margin was 3.60%. The current quarter’s margin benefited from the decrease in average borrowed funds in addition to an increase in average noninterest-bearing deposits compared to the prior year quarter. Amortization of the fair value adjustments to both interest-earning assets and interest-bearing liabilities directly attributable to the WashingtonFirst acquisition had a 4 basis point positive effect on the net interest margin for the current period, compared to 8 basis points for the same period of the prior year. The resulting adjusted net interest margin for the current quarter was 3.47% as compared to 3.52% for the prior year quarter.

The impact of the amortization of the fair value adjustments on net interest income for the current quarter is presented in the following table:

(In thousands)	For the Three Months Ended September 30, 2019
Net Interest Income Excluding Purchase Accounting Adjustments:
Net Interest Income	$66,790
Accretion of fair value adjustment on pools of homogeneous loans	(411)
Accretion of loan fair value adjustment on purchased credit impaired loans	(205)
Settlements of purchased credit impaired loans	-
Accretion of fair value adjustment on certificates of deposits	(117)
Accretion of fair value adjustment on subordinated debentures	(37)
Net Interest Income Excluding Purchase Accounting Adjustments	$66,020

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended September 30,
		2019			2018
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,215,132	$11,649	3.83%	$1,122,946	$10,485	3.73%
Residential construction loans	162,196	1,746	4.27	215,578	2,160	3.98
Total mortgage loans	1,377,328	13,395	3.89	1,338,524	12,645	3.77
Commercial AD&C loans	651,905	9,705	5.91	632,354	9,185	5.76
Commercial investor real estate loans	1,982,979	24,342	4.87	1,905,427	25,735	5.36
Commercial owner occupied real estate loans	1,258,000	15,749	4.97	1,190,865	14,484	4.83
Commercial business loans	786,150	10,350	5.22	700,791	9,196	5.21
Total commercial loans	4,679,034	60,146	5.10	4,429,437	58,600	5.25
Consumer loans	486,865	6,132	5.00	524,605	6,011	4.59
Total loans (2)	6,543,227	79,673	4.84	6,292,566	77,256	4.88
Loans held for sale	61,870	572	3.70	29,939	336	4.49
Taxable securities	744,461	5,504	2.95	720,317	5,342	2.97
Tax-exempt securities (3)	196,587	1,695	3.45	276,048	2,442	3.54
Total investment securities (4)	941,048	7,199	3.06	996,365	7,784	3.12
Interest-bearing deposits with banks	143,865	783	2.16	51,683	211	1.62
Federal funds sold	619	2	1.42	1,983	8	1.58
Total interest-earning assets	7,690,629	88,229	4.56	7,372,536	85,595	4.61

Less: allowance for loan losses	(54,147)			(49,194)
Cash and due from banks	64,154			64,653
Premises and equipment, net	60,537			62,452
Other assets	609,616			536,078
Total assets	$8,370,789			$7,986,525

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$749,720	545	0.29%	$703,905	231	0.13%
Regular savings deposits	326,913	110	0.13	347,299	93	0.11
Money market savings deposits	1,781,173	6,721	1.50	1,625,481	5,330	1.30
Time deposits	1,638,072	8,956	2.17	1,284,376	5,119	1.58
Total interest-bearing deposits	4,495,878	16,332	1.44	3,961,061	10,773	1.08
Other borrowings	146,939	257	0.69	188,133	383	0.81
Advances from FHLB	522,719	3,222	2.45	890,040	5,141	2.29
Subordinated debentures	37,340	481	5.15	37,483	486	5.19
Total interest-bearing liabilities	5,202,876	20,292	1.55	5,076,717	16,783	1.31

Noninterest-bearing demand deposits	1,909,884			1,822,931
Other liabilities	134,844			56,710
Stockholders' equity	1,123,185			1,030,167
Total liabilities and stockholders' equity	$8,370,789			$7,986,525

Net interest income and spread		67,937	3.01%		68,812	3.30%
Less: tax-equivalent adjustment		1,147			1,221
Net interest income		$66,790			$67,591

Interest income/earning assets			4.56%			4.61%
Interest expense/earning assets			1.05			0.90
Net interest margin			3.51%			3.71%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 26.13% for both 2019 and 2018. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.1 million and $1.2 million in 2019 and 2018, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.
(4) Investments available-for-sale are presented at amortized cost.

Interest Income

The Company's total tax-equivalent interest income increased 3% for the third quarter of 2019 compared to the prior year quarter. The previous table reflects the growth in interest-earning assets as loan growth during the previous twelve months more than offset modest declines in other interest-earning assets.

The average balance of the loan portfolio increased 4% for the third quarter of 2019 compared to the prior year period. A significant amount of this growth was concentrated in the commercial real estate loan portfolio. The yield on average loans decreased by 4 basis points compared to the prior year quarter, which included $2.0 million in an interest income recovery. Excluding the interest recovery, the average yield on loans increased 10 basis points compared to the prior year quarter. The average yield on total investment securities decreased 6 basis points while the average balance of the investment portfolio decreased by 6% for the third quarter of 2019 compared to the third quarter of 2018. The decrease in the yield on investments was driven primarily by the decrease in the yield on tax-exempt securities as the average balance also declined. The combined decrease in the yield on loans and the investment portfolio resulted in the 5 basis point decline in the yield on interest-earning assets from period to period. Exclusive of the interest recovery, the yield on interest-earning assets would have increased 6 basis points.

Interest Expense

Interest expense increased 21% in the third quarter of 2019 compared to the third quarter of 2018. The majority of the increase from period to period was attributable to the rates that were increased to promote deposit growth. The main driver in the rise in interest expense was the 52% rise in the cost of interest-bearing deposits partially offset by the 34% decline in the cost of borrowed funds. Deposit growth was primarily the result of the 9% growth in money market and the 27% growth in time deposit average balances. The increase in the average interest-bearing deposits directly facilitated a 41% decrease in average FHLB borrowings from period to period, as the average rate paid on those borrowings increased 16 basis points. Coupled with the impact of the decline in borrowed funds, the 5% increase in non-interest bearing deposits provided an additional benefit to the Company’s interest rate margin. Overall, the impact of the growth in interest-bearing liabilities and rates was an increase of 24 basis points in the average rate paid on interest-bearing liabilities in the third quarter of 2019 compared to the third quarter of 2018.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2019/2018	2019/2018
(Dollars in thousands)	2019	2018	$ Change	% Change
Securities gains	$15	$82	$(67)	(81.7)%
Service charges on deposit accounts	2,516	2,316	200	8.6
Mortgage banking activities	4,408	1,672	2,736	163.6
Wealth management income	5,493	5,344	149	2.8
Insurance agency commissions	2,116	2,016	100	5.0
Income from bank owned life insurance	662	663	(1)	(0.2)
Bank card fees	1,462	1,436	26	1.8
Other income	1,901	1,504	397	26.4
Total non-interest income	$18,573	$15,033	$3,540	23.5

Total non-interest income increased 24% to $18.6 million for the third quarter of 2019 compared to $15.0 million for the third quarter of 2018. This increase was driven predominantly by income from mortgage banking activities and, to a lesser extent, modest increases in the majority of sources of non-interest income. Further detail by type of non-interest income follows:

•Service charges on deposit accounts increased 9% in the third quarter of 2019, compared to the third quarter of 2018.

•Income from mortgage banking activities increased by $2.8 million or 164% in the third quarter of 2019 as compared to the third quarter of 2018. The increased income from mortgage banking activities was attributable to the increased origination volume during the period. The Company sold the majority of its mortgage loan production for gains during the quarter versus retaining them in the loan portfolio.

•Wealth management income increased 3% for the third quarter of 2019 as compared to the third quarter of 2018. Overall total assets under management increased to $3.2 billion at September 30, 2019 compared to $3.0 billion at September 30, 2018 due to client additions and the impact of rising markets.

•Insurance agency commissions increased 5% in the third quarter of 2019, compared to the third quarter of 2018, driven by increases in commercial insurance income.

•Bank card income grew 2% in the third quarter of 2019, compared to the third quarter of 2018 as transaction volume increased from the prior year.

•Other non-interest income increased 26% in the third quarter of 2019, compared to the third quarter of 2018 as a result of increased fee income.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2019/2018	2019/2018
(Dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$26,234	$24,488	$1,746	7.1%
Occupancy expense of premises	4,816	4,355	461	10.6
Equipment expenses	2,641	2,441	200	8.2
Marketing	1,541	770	771	100.1
Outside data services	1,973	1,736	237	13.7
FDIC insurance	(83)	1,257	(1,340)	(106.6)
Amortization of intangible assets	491	540	(49)	(9.1)
Merger expenses	364	580	(216)	(37.2)
Professional fees and services	1,546	1,351	195	14.4
Other expenses	5,402	4,875	527	10.8
Total non-interest expense	$44,925	$42,393	$2,532	6.0

Non-interest expense totaled $44.9 million in the third quarter of 2019 compared to $42.4 million in the third quarter of 2018, an increase of 6%. The current year included $0.4 million in merger costs compared to $0.6 million for the prior year. Exclusive of these expenses, non-interest expense increased 7%. Further detail by category of non-interest expense follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased 7% in the third quarter of 2019 as a result of higher compensation expense associated with incentive-based sales programs. The average number of full-time equivalent employees declined to 917 in the third quarter of 2019 compared to 921 in the third quarter of 2018.

•Occupancy and equipment expenses for the quarter increased 10% compared to the prior year quarter as a result of increases in rental expense and software costs.

•Marketing expense increased as a result of increased advertising campaigns.

•FDIC insurance expense decreased 107% due to the receipt of an assessment credit during the current quarter.

•Outside data service expense grew 14% driven by transaction-based services offered by the Bank.

•Professional fees and services increased 14% from the prior year due to increased costs associated with consulting services and mortgage loan processing costs.

•Other non-interest expenses increased 11% in the third quarter of 2019 compared to the third quarter of 2018 primarily due to higher expenses incurred in the closure of redundant facilities, which were partially offset by a decrease in franchise taxes.

Income Taxes

The Company had income tax expense of $9.5 million in the third quarter of 2019, compared to income tax expense of $9.1 million in the third quarter of 2018. The resultant effective tax rate increased to 24.5% for the third quarter of 2019 compared to 23.8% for the third quarter of 2018 as a result of the lower proportion of tax-advantaged income to income before taxes in the current period versus the prior year period.

Operating Expense Performance

Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management. The ratio expresses the level of non-interest expense as a percentage of total revenue (net interest income plus total non-interest income). Lower ratios may indicate improved productivity as the growth rate in revenue streams exceeds the growth in operating expenses.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger expenses, the amortization of intangibles, and other non-recurring expenses. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income. The GAAP efficiency ratio in the third quarter of 2019 was 52.63% compared to 51.31% for the third quarter of 2018, as non-interest expense increased at a greater rate then net revenues. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio was 50.95% in the third quarter of 2019 compared to 49.27% in the third quarter of 2018 as the rate of increase in the non-GAAP expenses exceeded the rate of increase in the non-GAAP income.

In addition to efficiency ratios, the Company uses pre-tax, pre-provision income, excluding merger expenses, as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding the provision for loan losses, merger expenses and the provision for income taxes back to net income. This metric remained level for the third quarter of 2019 compared to the third quarter of 2018.

	Three Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Pre-tax pre-provision pre-merger income:
Net income	$29,383	$29,234
Plus non-GAAP adjustments:
Merger expenses	364	580
Income taxes	9,531	9,107
Provision for loan losses	1,524	1,890
Pre-tax pre-provision pre-merger income	$40,802	$40,811

Efficiency ratio - GAAP basis:
Non-interest expense	$44,925	$42,393

Net interest income plus non-interest income	$85,363	$82,624

Efficiency ratio - GAAP basis	52.63%	51.31%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$44,925	$42,393
Less non-GAAP adjustments:
Amortization of intangible assets	491	540
Merger expenses	364	580
Non-interest expense - as adjusted	$44,070	$41,273

Net interest income plus non-interest income	$85,363	$82,624
Plus non-GAAP adjustment:
Tax-equivalent income	1,147	1,221
Less non-GAAP adjustment:
Securities gains	15	82
Net interest income plus non-interest income - as adjusted	$86,495	$83,763

Efficiency ratio - Non-GAAP basis	50.95%	49.27%

FINANCIAL CONDITION

The Company’s total assets grew to $8.4 billion at September 30, 2019, as compared to $8.2 billion at December 31, 2018 primarily as a result of an increase in cash and interest-bearing deposits with banks, in addition to an increase in other assets from the newly adopted lease accounting standard. Total loans remained level at September 30, 2019 compared December 31, 2018 at $6.6 billion despite $618 million in new funded commercial loan production during this period. In addition, commercial loans originated year-to-date had total unfunded commitments of $359 million as of September 30, 2019. The growth of the loan portfolio during the previous nine months was limited due to the attrition attributable to the competitive forces in the regional economy and shifts that have occurred in interest rates in addition to the sales of the majority of mortgage loan production. Total deposits grew 10% from the end of 2018 resulting in a reduction of the loan to deposit ratio from 111% at year-end 2018 to 102% at the end of the current quarter. The year-to-date deposit growth included a 19% increase in noninterest-bearing deposits and a 45% reduction in wholesale deposits. The increase in deposits enabled the reduction of higher cost borrowings, which declined $533 million from year-end 2018 through September 30, 2019.

Analysis of Loans

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	September 30, 2019		December 31, 2018		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Residential real estate:
Residential mortgage	$1,199,275	18.2%	$1,228,247	18.7%	$(28,972)	(2.4)%
Residential construction	150,692	2.3	186,785	2.8	(36,093)	(19.3)
Commercial real estate:
Commercial owner occupied real estate	1,278,505	19.4	1,202,903	18.3	75,602	6.3
Commercial investor real estate	2,036,021	30.8	1,958,395	29.8	77,626	4.0
Commercial AD&C	678,906	10.3	681,201	10.4	(2,295)	(0.3)
Commercial business	772,619	11.7	796,264	12.1	(23,645)	(3.0)
Consumer	480,530	7.3	517,839	7.9	(37,309)	(7.2)
Total loans	$6,596,548	100.0%	$6,571,634	100.0%	$24,914	0.4

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	September 30, 2019		December 31, 2018		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Investments available-for-sale:
U.S. treasuries and government agencies	$286,381	30.3%	$296,678	29.4%	$(10,297)	(3.5)%
State and municipal	221,481	23.4	282,024	27.9	(60,543)	(21.5)
Mortgage-backed and asset-backed	376,021	39.7	348,515	34.4	27,506	7.9
Corporate debt	9,511	1.0	9,240	0.9	271	2.9
Trust preferred	310	-	310	-	-	-
Marketable equity securities	568	0.1	568	0.1	-	-
Total available-for-sale securities	894,272	94.5	937,335	92.7	(43,063)	(4.6)

Other equity securities:
Other equity securities	51,938	5.5	73,389	7.3	(21,451)	(29.2)
Total other equity securities	51,938	5.5	73,389	7.3	(21,451)	(29.2)
Total securities	$946,210	100.0%	$1,010,724	100.0%	$(64,514)	(6.4)

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. At September 30, 2019, 98% of the investment portfolio was invested in Aa/AA or Aaa/AAA-rated securities. The composition and size of the portfolio at September 30, 2019 has remained stable compared to the prior year-end. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. At September 30, 2019 the duration of the portfolio was 3.2 years compared to 3.9 years at December 31, 2018. The decrease in the duration is attributable to the declining interest rate environment during the first half of 2019. These attributes have resulted in a portfolio with low credit risk that could provide the liquidity necessary to meet the loan and operational demands.

Other Earning Assets

Residential mortgage loans held for sale increased to $79 million at September 30, 2019, compared to $23 million at December 31, 2018 as a result of the increased volume of loan originations during the period and the decision to sell more of the Company’s mortgage loan production. The aggregate of interest-bearing deposits with banks and federal funds increased by $86 million at September 30, 2019 compared to December 31, 2018 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	September 30, 2019		December 31, 2018		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$2,081,435	32.1%	$1,750,319	29.6%	$331,116	18.9%
Interest-bearing deposits:
Demand	751,762	11.6	703,145	11.9	48,617	6.9
Money market savings	1,800,683	27.7	1,605,024	27.1	195,659	12.2
Regular savings	324,464	5.0	330,231	5.6	(5,767)	(1.7)
Time deposits of less than $100,000	466,847	7.2	427,421	7.2	39,426	9.2
Time deposits of $100,000 or more	1,068,708	16.4	1,098,740	18.6	(30,032)	(2.7)
Total interest-bearing deposits	4,412,464	67.9	4,164,561	70.4	247,903	6.0
Total deposits	$6,493,899	100.0%	$5,914,880	100.0%	$579,019	9.8

Deposits and Borrowings

Total deposits increased by 10% from $5.9 billion at December 31, 2018 to $6.5 billion at September 30, 2019. The majority of this increase occurred in noninterest-bearing deposits with other notable increases in money market and time deposit categories. Interest-bearing deposits represented 68% of deposits with the remaining 32% in noninterest-bearing balances at September 30, 2019 compared to 70% and 30%, respectively, at December 31, 2018. In connection with the increase in deposits, total borrowings were reduced by $0.5 billion or 44% at September 30, 2019 compared to December 31, 2018, primarily in advances from the FHLB and overnight funding. This reduction, accompanied by the increase in noninterest-bearing deposits, benefited the Company’s net interest margin during the current period.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $1.1 billion at September 30, 2019 and December 31, 2018. The ratio of average equity to average assets was 13.22% for the nine months ended September 30, 2019, as compared to 12.85% for the first nine months of 2018.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	September 30, 2019	December 31, 2018	Requirements
Total capital to risk-weighted assets	12.70%	12.26%	8.00%

Tier 1 capital to risk-weighted assets	11.52%	11.06%	6.00%

Common equity tier 1 capital	11.37%	10.90%	4.50%

Tier 1 leverage	9.96%	9.50%	4.00%

As of September 30, 2019, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible common equity totaled $787 million at September 30, 2019, compared to $727 million at December 31, 2018. At September 30, 2019, the ratio of tangible common equity to tangible assets has increased to 9.74% compared to 9.21% at December 31, 2018. Tangible common equity growth was the result of increased net earnings during the current year.

A reconciliation of the non-GAAP ratio of tangible equity to tangible assets and tangible book value per share are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	September 30, 2019	December 31, 2018
Tangible common equity ratio:
Total stockholders' equity	$1,140,041	$1,067,903
Accumulated other comprehensive loss	2,708	15,754
Goodwill	(347,149)	(347,149)
Other intangible assets, net	(8,322)	(9,788)
Tangible common equity	$787,278	$726,720

Total assets	$8,437,538	$8,243,272
Goodwill	(347,149)	(347,149)
Other intangible assets, net	(8,322)	(9,788)
Tangible assets	$8,082,067	$7,886,335

Tangible common equity ratio	9.74%	9.21%
Tangible book value per share	$ 22.10	$ 20.45

Credit Risk

The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Residential mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans secured by personal property, such as auto loans, generally experience medium credit losses. Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and, for that reason, the Company has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Inconsistent economic conditions may have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

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

Total non-performing loans increased to $40.1 million or 0.61% of total loans at September 30, 2019 compared to $36.0 million or 0.55% of total loans at December 31, 2018. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level.

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

The Company’s methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, payment record and available cash resources that may include the sufficiency of collateral value and, in a select few cases, verifiable support from financial guarantors. In measuring impairment, the Company looks primarily to the discounted cash flows of the project itself or to the value of the collateral as the primary sources of repayment of the loan. The Company may consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship. Guarantees may be considered as a source of repayment based on the guarantor’s financial condition and payment capacity. Accordingly, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as impaired.

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was $1.5 million for the third quarter of 2019 compared to $1.9 million for the third quarter of 2018. The current quarter’s provision reflects the impact of organic loan production and the need to establish a loan loss provision for previously acquired loans that had reached their maturity under their original lending arrangements and were renewed by the Bank.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights was $1.0 million and $1.1 million at September 30, 2019 and December 31, 2018, respectively. The Company did not incur any impairment losses during the current period.

Allowance for Loan Losses

During the third quarter of 2019, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.

The allowance for loan losses as a percent of total loans was 0.83% and 0.81% at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, total non-performing loans, excluding credit deteriorated loans from acquisitions, were $40.1 million, or 0.61% of total loans, compared to $36.0 million, or 0.55% of total loans, at December 31, 2018. The growth in non-performing loans occurred as a result of modest increases in all segments of the loan portfolio, predominantly loans secured by real estate. Non-performing loans include accruing loans 90 days or more past due and restrucutred loans, but exclude acquired non-performing loans. The allowance for loan losses represented 137% of non-performing loans at September 30, 2019 as compared to 149% at December 31, 2018. While non-performing loans increased from December 31, 2018 to the current quarter, the related reserves for those loans remained stable due to adequate collateral values.

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

The balance of impaired loans was $22.0 million, with specific allowances of $4.3 million against those loans at September 30, 2019, as compared to $22.2 million with specific allowances of $4.9 million, at December 31, 2018.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 88% of total loans at September 30, 2019 and 87% of total loans at December 31, 2018. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2019	December 31, 2018
Balance, January 1	$53,486	$45,257
Provision for loan losses	3,029	9,023
Loan charge-offs:
Residential real estate:
Residential mortgage	(408)	(225)
Residential construction	-	-
Commercial real estate:
Commercial investor	-	(131)
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	(1,176)	(449)
Consumer	(517)	(611)
Total charge-offs	(2,101)	(1,416)
Loan recoveries:
Residential real estate:
Residential mortgage	120	62
Residential construction	6	15
Commercial real estate:
Commercial investor	13	87
Commercial owner occupied	-	-
Commercial AD&C	228	62
Commercial business	45	258
Consumer	166	138
Total recoveries	578	622
Net charge-offs	(1,523)	(794)
Balance, period end	$54,992	$53,486

Net charge-offs to average loans	0.03%	0.01%
Allowance for loan losses to loans	0.83%	0.81%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Non-accrual loans:
Residential real estate:
Residential mortgage	$12,574	$9,336
Residential construction	-	159
Commercial real estate:
Commercial investor	8,454	5,355
Commercial owner occupied	3,810	4,234
Commercial AD&C	829	3,306
Commercial business	6,393	7,086
Consumer	4,561	4,107
Total non-accrual loans	36,621	33,583

Loans 90 days past due
Residential real estate:
Residential mortgage	-	221
Residential construction	-	-
Commercial real estate:
Commercial investor	1,201	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	17	49
Consumer	-	219
Total 90 days past due loans	1,218	489

Restructured loans (accruing)	2,287	1,942
Total non-performing loans	40,126	36,014
Other real estate owned, net	1,482	1,584
Total non-performing assets	$41,608	$37,598

Non-performing loans to total loans	0.61%	0.55%
Non-performing assets to total assets	0.49%	0.46%
Allowance for loan to non-performing loans	137.05%	148.51%

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

The Company prepares a current base case and multiple alternative simulations at least once a quarter and reports the analysis to the board of directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2019	14.92%	11.47%	7.97%	4.10%	(4.43%)	N/A	N/A	N/A
December 31, 2018	2.74%	2.29%	2.38%	1.15%	(1.74%)	(3.15%)	N/A	N/A

The impact of these various interest movements on net interest income are reflected in the preceding table. At September 30, 2019, further interest rates declines are probable and when coupled with the reduction of short-term borrowings, earning asset growth and deposit increases in the first nine months of 2019 would result in a negative impact to net interest income as compared to December 31, 2018. In a rising interest rate environment, net interest income at risk decreased compared to December 31, 2018. The decrease in the risk position would result primarily from the reduction in short-term borrowings and an increase in income from earning assets that reprice or mature within one year. All measures remained well within prescribed policy limits.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2019	(4.51%)	(1.20%)	1.07%	1.78%	(3.35%)	N/A	N/A	N/A
December 31, 2018	(10.23%)	(7.18%)	(3.61%)	(1.70%)	(0.77%)	(2.80%)	N/A	N/A

Overall, the measure of the economic value of equity (“EVE”) at risk increased in the declining rate scenario from December 31, 2018 to September 30, 2019 due to the value of fixed rate liabilities, such as CD’s and certain borrowings, exceeding the current market value of those same liabilities, in addition to the declining value non-interest bearing deposits. In the rising interest rate scenarios, the measure of EVE improved in this same timeframe. The main driver of the improvement in the indicated EVE risk position during the period was the increase in the value of the noninterest-bearing demand deposit balances in addition to CD’s as interest rates rise. During the second quarter of 2019, a significant portion of long-term FHLB advances were restructured at lower rates which also provided a positive effect to the EVE risk position.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2019.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered deposits and time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 68% of total interest-earning assets at September 30, 2019. The Company’s growth and mortgage banking activities are also additional considerations when evaluating liquidity requirements. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At September 30, 2019, the Company’s liquidity and funds availability provides it with flexibility in funding loan demand and other liquidity demands.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $2.4 billion, all of which was available for borrowing based on pledged collateral, with $0.5 billion borrowed against it as of September 30, 2019. The secured lines of credit at the Federal Reserve and correspondent banks totaled $423 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2019. In addition, the Company had unsecured lines of credit with correspondent banks of $680 million at September 30, 2019. At September 30, 2019, there were no outstanding borrowings against these lines of credit. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2019.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of September 30, 2019, the Bank could have declared a dividend of $148 million to Bancorp. At September 30, 2019, Bancorp had liquid assets of $26 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Commercial real estate development and construction	$605,019	$562,777
Residential real estate-development and construction	91,782	130,251
Real estate-residential mortgage	123,685	31,227
Lines of credit, principally home equity and business lines	1,355,134	1,296,481
Standby letters of credit	61,563	59,826
Total commitments to extend credit and available credit lines	$2,237,183	$2,080,562

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2018, the Company’s board of directors authorized the repurchase of up to 1,800,000 shares of common stock. The Company did not repurchase any shares of its common stock in the quarter ended September 30, 2019.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

Exhibit 2Agreement and Plan of Merger, dated as of September 23, 2019, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank and Revere Bank (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 24, 2019, SEC File No. 0-19065)

Exhibit 31(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

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

Exhibit 104Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: November 8, 2019

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: November 8, 2019