Form 10-K
period 2019-12-31
SANDY SPRING BANCORP INC
filed 2020-02-21
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Commission File Number 0-19065

SANDY SPRING BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1532952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17801 Georgia Avenue, Olney, Maryland	20832
(Address of principal executive offices)	(Zip Code)

301-774-6400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1.00 per share	SASR	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $1.21 billion, based on the closing sales price of $34.88 per share of the registrant's Common Stock on June 28, 2019.

The number of outstanding shares of common stock outstanding as of February 19, 2020.

Common stock, $1.00 par value – 34,928,509 shares

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 4, 2020 (the "Proxy Statement").

-----------------------------------

The registrant is required to file reports pursuant to Section 13 of the Act.

Forward-Looking Statements

This Annual Report Form 10-K, as well as other periodic reports filed with the Securities and Exchange Commission, and written or oral communications made from time to time by or on behalf of Sandy Spring Bancorp, Inc. and its subsidiaries (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

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

PART I

Item 1. BUSINESS

General

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988 while Sandy Spring Bank traces its origin to 1868, making it among the oldest banking institutions in the region. The bank offers a broad range of commercial and retail banking, mortgage, private banking and trust services at over 50 locations throughout central Maryland, Northern Virginia, and Washington D.C. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and their other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation, West Financial Services, Inc. and SSB Wealth Management, Inc. (d/b/a Rembert Pendleton Jackson), Sandy Spring Bank offers a comprehensive menu of insurance and investment management services.

On January 1, 2018, the Company completed its acquisition of WashingtonFirst Bankshares, Inc. (“WashingtonFirst”), the former parent company for WashingtonFirst Bank, in a transaction valued at $447 million. WashingtonFirst was headquartered in Reston, Virginia, and had assets of $2.1 billion, loans of $1.7 billion and deposits of $1.6 billion as of December 31, 2017. The results of operations from the acquisition are included in the Company’s consolidated results of operations as of January 1, 2018.

On September 23, 2019, the Company and the Bank entered into a definitive agreement and plan of merger with Revere Bank, pursuant to which Revere Bank will merge with and into the Bank with the Bank as the surviving institution. Revere Bank, headquartered in Rockville, Maryland, has 11 banking offices and more than $2.8 billion in assets as of December 31, 2019. The Company, the Bank and Revere Bank have received all required regulatory and shareholder approvals necessary to complete the merger. Subject to the satisfaction of customary closing conditions, the Company expects that the merger will be completed in the beginning of the second quarter of 2020.

On February 1, 2020, the Company completed the acquisition of Rembert Pendleton Jackson (“RPJ”) a financial planning and investment advisory firm located in Falls Church, Virginia. RPJ was founded in 1974 and currently has more than $1.3 billion in assets under management.

The Company's and the Bank's principal executive office is located at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is 301-774-6400.

Availability of Information

This report is not part of the proxy materials for the Company’s annual meeting of shareholders; it is provided along with the annual proxy statement for convenience of use and as an expense control measure. The Company makes available through the Investor Relations area of the Company website, at www.sandyspringbank.com, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Access to these reports is provided by means of a link to a third-party vendor that maintains a database of such filings. In general, the Company intends that these reports be available as soon as practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). Technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system. There is no charge for access to these filings through either the Company’s site or the SEC’s site.

Market and Economic Overview

Sandy Spring Bank is headquartered in Montgomery County, Maryland and conducts business primarily in Central Maryland, Northern Virginia and Washington D.C. The Bank’s business footprint serves Greater Washington, which includes the District of Columbia proper, Northern Virginia and suburban Maryland, one of the country’s most economically successful regions. The region’s economic strength is due to the region’s significant federal government presence and the strong growth in the business and professional services sector. The proximity to numerous armed forces installations in Maryland, including the United States Cyber Command in Ft. Meade, Maryland, together with a strategic location between two of the country’s leading ports – the Port of Baltimore and the Port of Norfolk - and its proximity to numerous interstates and railways have provided opportunities for growth in a variety of areas, including logistics and transportation.

The region’s unemployment rate has remained below the national average for the last several years. This low unemployment rate is due primarily to the region’s highly trained and educated workforce. According to the U.S. Census Bureau, the region is home to six of the top ten most highly educated counties in the nation and five of the top ten most affluent counties, as measured by household income. The Company’s geographical location provides access to key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor.

The local economy that the Company operates in continued to strengthen and expand throughout 2019. While the economic improvement has resulted in many positive economic trends such as low unemployment, high consumer confidence, increased housing development and stable housing prices, these have been tempered by concerns such as the lack of wage growth, low inflation levels and the strength of the dollar. Volatility in global economic markets, domestic political turmoil and various episodes of geo-political unrest continue to cause a degree of uncertainty in the financial markets. Overall, management continues to be encouraged by the strength of the current economic environment and the prospects for continued growth of the Company.

Loan Products

The Company currently offers a complete menu of loan products primarily in the Company’s identified market footprint that are discussed in detail below and on the following pages. These following sections should be read in conjunction with the section “Credit Risk” on page 54 of this report.

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

Included in commercial loans are credits directly originated by the Company and, to a lesser extent, syndicated transactions or loan participations that are originated by other lenders. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $100.0 million in the aggregate. At December 31, 2019, the Company had no outstanding SNC purchases or SNC sold.

The Company sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. The Company also purchases whole loans and loan participations as part of its asset/liability management strategy. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2019, other financial institutions had $77.2 million in outstanding commercial and commercial real estate loan participations sold by the Company. In addition, the Company had $96.2 million in outstanding commercial and commercial real estate loan participations purchased from other lenders.

The Company's commercial real estate loans consist of both loans secured by owner occupied properties and non-owner occupied properties where an established banking relationship exists. The commercial real estate categories contain mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Commercial real estate loans secured by owner-occupied properties are based upon the borrower’s financial condition and the ability of the borrower and the business to repay. Commercial real estate loans secured by non-owner occupied properties involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective. Interest rate risks are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than three years. While loan amortizations may be approved for up to 360 months, each loan generally has a call provision (maturity date) of five to ten years or less.

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

Acquisition, development and construction loans (“AD&C loans”) to residential builders are generally made for the construction of residential homes for which a binding sales contract exists and the prospective buyers have been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. Loans for the development of residential land are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, which is typically a minimum of eighteen months to three years.

The Company also originates commercial business loans. Commercial term loans are made to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Company generally requires a first lien position on all collateral and requires guarantees from owners having at least a 10% interest in the involved business. Interest rates on commercial term loans are generally floating or fixed for a term not to exceed seven years. Management monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial business loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually depending on the degree to which the Company desires information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by bank policy, would be an 80% advance on the lesser of appraisal or recent sales price on commercial property, an 80% or less advance on eligible receivables, a 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees. Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager. Whenever appropriate and available, the Bank seeks governmental loan guarantees, such as the Small Business Administration loan programs, to reduce risks.

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

The home equity category consists mainly of revolving lines of credit to consumers that are secured by residential real estate. Home equity lines of credit and other home equity loans are originated by the Company for typically up to 85% of the appraised value, less the amount of any existing prior liens on the property. While home equity loans have maximum terms of up to twenty years and interest rates are generally fixed, home equity lines of credit have maximum terms of up to ten years for draws and thirty years for repayment, and interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). Purchase money second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. These loans generally carry a fixed rate of interest for a term of 15 or 20 years. Adjustable rate mortgage (“ARM”) loans have a 30 year amortization period with a fixed rate of interest for the first five, seven or ten years, re-pricing annually thereafter at a predetermined spread to LIBOR. Home equity lines are generally governed by the same lending policies and subject to the same credit risk as described for residential real estate loans.

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

One of the Company’s primary objectives as a community bank is to develop long-term, multi-product customer relationships from its comprehensive menu of financial products. To that end, the lead product to develop such relationships is typically a deposit product. The Company relies primarily on core deposit growth to fund long-term loan growth.

Treasury Activities

The Treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds and long-term debt, and is responsible for all facets of interest rate risk management for the Company, which includes the pricing of deposits consistent with conservative interest rate risk and liquidity practices. Management’s objective is to achieve the maximum level of consistent earnings over the long term, while minimizing interest rate risk, credit risk and liquidity risk and optimizing capital utilization. In managing the investment portfolio under its stated objectives, the Company invests primarily in U.S. Treasury and Agency securities, U.S Agency mortgage-backed and asset-backed securities (“MBS”), U.S. Agency collateralized mortgage obligations (“CMO”), municipal bonds and, to a minimal extent, corporate bonds. Treasury strategies and activities are overseen by the Risk Committee of the board of directors, ALCO and the Company’s Investment Committee, which reviews all investment and funding transactions. The ALCO activities are summarized and reviewed quarterly with the Company’s board of directors.

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The overall average duration of 3.5 years of the investment portfolio together with the types of investments (98% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by secured lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve, and to a lesser extent, unsecured lines of credit with correspondent banks.

Borrowing Activities

The Company’s borrowing activities are achieved through the use of lines of credit to address overnight and short-term funding needs, match-fund loan activity and to lock in attractive rates. Borrowing activities may encompass a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased, FHLB borrowings, retail repurchase agreements and long-term debt. FHLB borrowings typically carry rates at varying spreads from the LIBOR rate or treasury yield curve for the equivalent term because they may be secured with investments or high quality loans. Federal funds purchased, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. The Company issued $175 million in subordinated debt in November 2019. This debt issuance provides capital to support future growth and funding for the anticipated future redemption of higher priced debt that was assumed as part of the WashingtonFirst acquisition. Subordinated debt qualifies for regulatory capital treatment.

Employees

The Company and its subsidiaries employed 932 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2019. None of the Company's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

Competition

The Bank's principal competitors for deposits are other financial institutions, including other banks, credit unions, and savings institutions, located in the Bank’s primary market area of central Maryland, Northern Virginia and Washington D.C. Competition among these institutions is based primarily on interest rates and other terms offered, product offerings, service charges imposed on deposit accounts, the quality of services rendered, the convenience of banking facilities, and online and mobile banking functionality. Additional competition for depositors' funds comes from mutual funds, U.S. Government securities, and private issuers of debt obligations and suppliers of other investment alternatives for depositors such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

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

Sandy Spring Insurance Corporation (“SSIC”), a wholly owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. SSIC operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff & Associates, an insurance agency located in Ocean City, Maryland. Both agencies face competition primarily from other insurance agencies and insurance companies. West Financial Services, Inc. (“WFS”) located in McLean, Virginia and SSB Wealth Management, Inc. (d/b/a Rembert Pendleton Jackson) located in Falls Church, Virginia, both wholly owned subsidiaries of the Bank, are asset management and financial planning companies. The competition that WFS and Rembert Pendleton Jackson face is primarily from other financial planners, banks, and financial management companies.

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

The Federal Reserve has adopted regulations regarding capital adequacy, which require member banks to maintain specified minimum ratios of capital to total average assets and capital to risk-weighted assets. See "Regulatory Capital Requirements." Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See “Note 13 –Stockholders’ Equity” in the Notes to the Consolidated Financial Statements.

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

Sandy Spring Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates currently range from 1.5 to 30 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment. Deposit insurance assessments are based on total average assets less average tangible equity. The FDIC has authority to increase insurance assessments. Management cannot predict what insurance assessment rates will be in the future.

Regulation of Registered Investment Advisor Subsidiaries.

Our subsidiaries WFS and Rembert Pendleton Jackson are investment advisors registered with the Securities and Exchange Commission under the Investment Advisors Act of 1940. In this capacity, WFS and Rembert Pendleton Jackson are subject to oversight and inspections by the SEC. Among other things, registered investment advisors like WFS and Rembert Pendleton Jackson must comply with certain disclosure obligations, advertising and fee restrictions and requirements relating to client suitability and custody of funds and securities. Registered investment advisors are also subject to anti-fraud provisions under both federal and state law.

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

The Company’s Common Equity Tier 1 capital consists solely of common stock plus related surplus and retained earnings, adjusted for goodwill, intangible assets and the related deferred taxes. Additional Tier 1 capital may include other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock, if applicable. Capital rules also permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of unsecured instruments that are subordinated to deposits and general creditors and have a minimum original maturity of at least five years, among other requirements, plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" of 2.5 percent on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity and the buffer applies to all three measurements: Common Equity Tier 1, Tier 1 capital and total capital.

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

Regulatory Restructuring Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, implemented significant changes to the regulation of depository institutions. The Dodd-Frank Act created the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets continue to be examined for compliance with such laws and regulations by, and to be subject to the primary enforcement authority of, their primary federal regulator. In addition, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve to regulate pricing of certain debit card interchange fees, and contains a number of reforms related to mortgage originations.

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

Executive Officers

The following listing sets forth the name, age (as of February 21, 2020), principal position and recent business experience of each executive officer:

R. Louis Caceres, 57, became Executive Vice President of the Bank in 2002. Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Aaron M. Kaslow, 55, became Executive Vice President, General Counsel and Secretary of the Company and the Bank on July 22, 2019. Prior to that, Mr. Kaslow was the leader of the Financial Institutions practice at the law firm of Kilpatrick Townsend & Stockton LLP.

Philip J. Mantua, CPA, 61, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004. Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Ronda M. McDowell, 55, became an Executive Vice President and Chief Credit Officer of the Bank in 2013. Prior to that, Ms. McDowell served as a Senior Vice President, Loan Administration and Retail Senior Credit Officer of the Bank.

Joseph J. O'Brien, Jr., 56, became Executive Vice President and Chief Banking Officer on January 1, 2011. Mr. O’Brien joined the Bank in July 2007 as Executive Vice President for Commercial Banking.

John D. Sadowski, 56, became Executive Vice President and Chief Information Officer of the Bank on February 1, 2011. Prior to that, Mr. Sadowski served as a Senior Vice President of the Bank.

Daniel J. Schrider, 55, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009. Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

Kevin Slane, 60, became Executive Vice President and Chief Risk Officer of the Bank on May 1, 2018. Prior to that, Mr. Slane was the Director of Enterprise Risk Management at Hancock Whitney Bank in the southeast United States.

Item 1A. RISK FACTORS

Investing in the Company’s common stock involves risks, including the possibility that the value of the investment could fall substantially and that dividends or other distributions could be reduced or eliminated. Investors should carefully consider the following risk factors before making an investment decision regarding the Company’s stock. The risk factors may cause the Company’s future earnings to be lower or its financial condition to be less favorable than expected, which could adversely affect the value of, and return on, an investment in the Company. In addition, other risks that the Company is not aware of, or which are not believed to be material, may cause earnings to be lower, or may deteriorate the financial condition of the Company. Consideration should also be given to the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into this Form 10-K.

Risks Related to the Economy, Financial Markets, Interest Rates and Liquidity

Changes in U.S. or regional economic conditions could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business activities and earnings are affected by general business conditions in the United States and in the Company’s local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and, in particular, the Company’s market area. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Elevated levels of unemployment, declines in the values of real estate, extended federal government shutdowns, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

The geographic concentration of the Company’s operations makes the Company susceptible to downturns in local economic conditions.

The Company’s commercial and commercial real estate lending operations are concentrated in central Maryland, Northern Virginia and Washington D.C. The Company’s success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could limit growth in loans and deposits, impair the Company’s ability to collect amounts due on loans, increase problem loans and charge-offs and otherwise negatively affect the Company’s performance and financial condition. Declines in real estate values could cause some of the Company’s residential and commercial real estate loans to be inadequately collateralized, which would expose the Company to a greater risk of loss in the event that the recovery on amounts due on defaulted loans is resolved by selling the real estate collateral.

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

Changes in market interest rates are affected by many factors beyond the Company’s control, including inflation, unemployment, money supply, international events, and events in world financial markets. The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the Company’s net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2019, the Company’s interest rate sensitivity simulation model projected that net interest income would increase by 3.06% if interest rates immediately rose by 100 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions regarding customer behavior, movement of interest rates and cash flows, any of which may prove to be inaccurate.

The Company may be required to transition from the use of the LIBOR interest rate index in the future.

The Company has certain loans, investment securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (LIBOR). The United Kingdom’s Financial Conduct Authority, which is responsible for regulating LIBOR, has announced that the publication of LIBOR is not guaranteed beyond 2021 and it appears highly likely that LIBOR will be discontinued or modified by 2021. At this time, no consensus exists as to what reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, although the Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s loan agreements may result in the Company incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on the Company’s results of operations. The Company continues to develop and implement plans to mitigate the risks associated with the expected discontinuation of LIBOR. In particular, the Company has implemented or is in the process of implementing fallback language for LIBOR-linked loans.

The market price for the Company’s stock may be volatile.

The market price for the Company’s common stock has fluctuated, ranging between $30.06 and $38.13 per share during the 12 months ended December 31, 2019. The overall market and the price of the Company’s common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:

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

• the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and

• changes in global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility or other geopolitical, regulatory or judicial events.

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

The investment securities portfolio has risk factors beyond the Company’s control that may significantly influence its fair value. These risk factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required the Company to base its fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact the Company’s assessment of fair value. Adjustments for credit losses on investment securities would negatively affect the Company’s earnings and regulatory capital ratios.

Credit Risks

The Company’s allowance for credit losses may not be adequate to cover its actual credit losses, which could adversely affect the Company’s financial condition and results of operations.

The Company maintains an allowance for credit losses in an amount that is believed to be adequate to provide for expected losses inherent in the portfolio. The Company has a proactive program to monitor credit quality and to identify loans that may become non-performing; however, at any time there could be loans in the portfolio that may result in losses, but that have not been identified as non-performing or potential problem credits. The Company may be unable to identify all deteriorating credits prior to them becoming non-performing assets, or to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, or as a result of assumptions used by management in determining the allowance. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the adequacy of Company’s allowance for credit losses. These regulatory agencies may require an increase in the provision for expected credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for credit losses could have a negative effect on the financial condition and results of operations of the Company.

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

Non-performing assets adversely affect net income in various ways. Interest income is not accrued on non-accrual loans or other real estate owned. The Company must record a reserve for expected credit losses, which is established through a current period charge in the form of a provision for expected credit losses, and from time to time must write-down the value of properties in the Company’s other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activities. Finally, if the estimate for the recorded allowance for credit losses proves to be incorrect and the allowance is inadequate, the allowance will have to be increased and, as a result, Company earnings would be adversely affected.

The Company’s commercial real estate lending activities expose it to increased lending risks and related loan losses.

At December 31, 2019, the Company’s commercial real estate loan portfolio totaled $4.1 billion, or 62% of its total loan portfolio. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then the Company may not be able to recover the full contractual amount of principal and interest that the Company anticipated at the time it originated the loan, which could cause the Company to increase its provision for expected credit losses and would adversely affect the Company’s earnings and financial condition.

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

At December 31, 2019, the Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans represented 300% of the Bank’s total risk-based capital and the growth in the CRE portfolio exceeded 105% over the preceding 36 months, significantly driven by the 2018 acquisition of WashingtonFirst CRE portfolio. Management has established a CRE lending framework to monitor specific exposures and limits by types within the CRE portfolio and takes appropriate actions, as necessary.

The Company’s concentration of residential mortgage loans exposes it to increased lending risks.

At December 31, 2019, 17%, of the Company’s loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in central Maryland, Northern Virginia and Washington, D.C. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the housing market could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of the Company’s residential mortgages to be inadequately collateralized, which would expose the Company to a greater risk of loss if it seeks to recover on defaulted loans by selling the real estate collateral.

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

The origination of mortgage loans occurs with the expectation that, if the borrower defaults, the ultimate loss would be mitigated by the value of the collateral that secures the mortgage loan. The ability to mitigate the losses on defaulted loans depends upon the ability to promptly foreclose upon the collateral after an appropriate cure period. The length of the foreclosure process depends on state law and other factors, such as the volume of foreclosures and actions taken by the borrower to stop the foreclosure. Any delay in the foreclosure process will adversely affect the Company by increasing the expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and exposes the Company to losses as a result of potential additional declines in the value of such collateral.

Risks Related to the Company’s Trust and Wealth Management Business

The Company’s trust and wealth management fees may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease the Company’s revenues and net earnings.

The Company’s trust and wealth management businesses derive a significant amount of their revenues from investment management fees based on assets under management. The Company’s ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of the Company’s past performance, in either relative or absolute terms, general market and economic conditions, and competition from other investment management firms. A decline in the fair value of the assets under management would decrease the Company’s trust and wealth management fee income.

Investment performance is one of the most important factors in retaining existing clients and competing for new trust and wealth management clients. Poor investment performance could reduce the Company’s revenues and impede the growth of the Company’s trust and wealth management business in the following ways: existing clients may withdraw funds from the Company’s wealth management business in favor of better performing products or firms; asset-based management fees could decline from a decrease in assets under management; the Company’s ability to attract funds from existing and new clients might diminish; and the Company’s portfolio managers may depart, to join a competitor or otherwise.

Even when market conditions are generally favorable, the Company’s investment performance may be adversely affected by the investment style of its portfolio managers and the particular investments that they make or recommend. To the extent that the Company’s future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of the Company’s trust and wealth management business will likely be reduced and the Company’s ability to attract new clients will likely be impaired.

The Company’s investment management contracts are terminable without cause and on relatively short notice by the Company’s clients, which makes the Company vulnerable to short-term declines in the performance of the securities under the Company’s management.

Like most wealth management businesses, the investment advisory contracts the Company maintains with its clients are typically terminable by the client without cause upon less than 30 days’ notice. As a result, even short-term declines in the performance of the accounts that the Company manages, which can result from factors outside the Company’s control, such as adverse changes in general market or economic conditions or the poor performance of some of the investments the Company has recommended to its clients, could lead some of the Company’s clients to move assets under the Company’s management to other investment advisors that have investment product offerings or investment strategies different than the Company’s. A decline in assets under management, and a corresponding decline in investment management fees, would adversely affect the Company’s results of operations.

The wealth management business is heavily regulated, and the regulators have the ability to limit or restrict the Company’s activities and impose fines or suspensions on the conduct of the Company’s business.

The wealth management business is highly regulated, primarily at the federal level. The failure of the Company’s subsidiaries that are registered investment advisors to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such subsidiaries’ registration as an investment adviser. Changes in the laws or regulations governing the Company’s wealth management business could have a material adverse impact on the Company’s business, financial condition and results of operations.

Strategic and Other Risks

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

The Company believes that its continued growth and future success will depend in large part on the skills of its management team and its ability to motivate and retain these individuals and other key personnel. In particular, the Company relies on the leadership of its Chief Executive Officer, Daniel J. Schrider. The loss of service of Mr. Schrider or one or more of the Company’s other executive officers or key personnel could reduce the Company’s ability to successfully implement its long-term business strategy, its business could suffer and the value of the Company’s common stock could be materially adversely affected. Leadership changes will occur from time to time and the Company cannot predict whether significant resignations will occur or whether the Company will be able to recruit additional qualified personnel. The Company believes its management team possesses valuable knowledge about the banking industry and the Company’s markets and that their knowledge and relationships would be very difficult to replicate. Although the Company’s Chief Executive Officer and certain other executive officers have entered into employment agreements with the Company, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. The Company’s success also depends on the experience of its branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively affect the Company’s banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business, financial condition and results of operations.

Restrictions on unfriendly acquisitions could prevent a takeover of the Company.

The Company’s articles of incorporation and bylaws contain provisions that could discourage takeover attempts that are not approved by the Company’s board of directors. The Maryland General Corporation Law also includes provisions that make an acquisition of the Company more difficult. These provisions include supermajority provisions for the approval of certain business combinations and certain provisions relating to meetings of shareholders. The Company’s articles of incorporation also authorize the issuance of additional shares by the board of directors without shareholder approval on terms or in circumstances that could deter a future takeover attempt. These provisions may prevent a future takeover attempt in which the shareholders otherwise might receive a substantial premium for their shares over then-current market prices.

Future sales of the Company’s common stock or other securities may dilute the value and adversely affect the market price of the Company’s common stock.

In many situations, the Company’s board of directors has the authority, without any vote of the Company’s shareholders, to issue shares of authorized but unissued stock, including shares authorized and unissued under the Company’s equity incentive plans. In the future, additional securities may be issued, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the Company’s common stock. In addition, option holders may exercise their options at a time when the Company would otherwise be able to obtain additional equity capital on more favorable terms.

Market competition may decrease the Company’s growth or profits.

The Company competes for loans, deposits, and investment dollars with other banks and other financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders, many of which have substantially greater resources than possessed by the Company. Credit unions have federal tax exemptions, which may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy create a competitive landscape that may decrease the Company’s net interest margin, increase the Company’s operating costs, and may make it harder to compete profitably.

Changes in tax laws may negatively impact the Company’s financial performance.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that could continue to have an impact on the banking industry, borrowers and the market for single family residential and multi-family residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: lower limits on the deductibility of mortgage interest on single family residential mortgages; the elimination of interest deductions for home equity loans; a limitation on deductibility of business interest expense; and a limitation on the deductibility of property taxes and state and local income taxes. Such changes in the tax laws may have an adverse effect on the market for, and valuation of, single family residential properties and multifamily residential properties, and on the demand for such loans in the future. In addition, these changes may have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership or multifamily residential property ownership becomes less attractive, demand for mortgage loans would decrease. The value of the properties securing loans in the Company’s portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in the Company’s provision for expected credit losses. Additionally, certain borrowers could become less able to service their debts as a result of higher tax obligations. These changes could have a material adverse effect on the Company’s business, financial condition and results of operations.

Operational Risks

The high volume of transactions processed by the Company exposes the Company to significant operational risks.

The Company relies on the ability of its employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from the Company’s operations, including, but not limited to, the risk of fraud by employees or outside persons, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the Company’s internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. A breakdown in the Company’s internal control system, improper operation of systems or improper employee actions could result in material financial loss, the imposition of regulatory action, and damage to the Company’s reputation.

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

Negative public opinion regarding the Company or failure to maintain the Company’s reputation in the communities it serves could adversely affect the Company’s business and prevent the Company from growing its business.

The Company’s reputation within the communities it serves is critical to its success. The Company believes it has set itself apart from its competitors by building strong personal and professional relationships with its customers and being an active member of the communities it serves. As such, the Company strives to enhance its reputation by recruiting, hiring and retaining employees who share the Company’s core values of being an integral part of the communities it serves and delivering superior service to its customers. If the Company’s reputation is negatively affected by the actions of its employees or otherwise, the Company may be less successful in attracting new talent and customers or may lose existing customers, and its business, financial condition and earnings could be adversely affected. Further, negative public opinion can expose the Company to litigation and regulatory action and delay and impede the Company’s efforts to implement its growth strategy, which could further adversely affect its business, financial condition and results of operations.

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

The Company outsources certain aspects of its data processing to certain third-party providers, which may expose it to additional risk.

The Company outsources certain key aspects of the Company’s data processing to certain third-party providers. While the Company has selected these third-party providers carefully, it cannot control their actions. If the Company’s third-party providers encounter difficulties, including those that result from their failure to provide services for any reason or their poor performance of services, or if the Company has difficulty in communicating with them, its ability to adequately process and account for customer transactions could be affected, and the Company’s business operations could be adversely impacted. Replacing these third-party providers could also entail significant delay and expense.

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

The Company is dependent on its information technology and telecommunications systems; third-party servicers and systems failures, interruptions or breaches of security could have an adverse effect on its financial condition and results of operations.

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

Risks Related to the Company’s Financial Statements

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

The implementation of the Current Expected Credit Loss accounting standard could require the Company to increase its allowance for credit losses and may have a material adverse effect on its financial condition and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. ASU 2016-13 became effective for the Company on January 1, 2020. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. At the adoption date, exclusive of the reclassification of $2.8 million to the allowance for credit losses of amounts related to the previously acquired impaired loans, the estimated impact to retained earnings at transition date is expected to be approximately $2.0 million based on the expected performance of the economy at the transition date. The change to the CECL framework requires the Company to greatly increase the data the Company must collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have an adverse effect on the Company’s financial condition and results of operations.

Impairment in the carrying value of goodwill and other intangible assets could negatively impact the Company’s financial condition and results of operations.

At December 31, 2019, goodwill and other intangible assets totaled $355.0 million. Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. The estimated fair values of the acquired assets and assumed liabilities may be subject to refinement as additional information relative to closing date fair values becomes available and may result in adjustments to goodwill within the first 12 months following the closing date of the acquisition. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on the Company’s financial condition and results of operations.

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models.

The processes that the Company uses to estimate its expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on its financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that the Company uses for determining its expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models that the Company uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on its business, financial condition and results of operations.

Regulatory Risks

The Company operates in a highly regulated industry, and compliance with, or changes to, the laws and regulations that govern its operations may adversely affect the Company.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Sandy Spring Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by Maryland banking authorities. Sandy Spring Bancorp is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. Federal and state laws and regulations govern numerous matters affecting the Company and the Bank, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and sound financial condition, permissible types, amounts and terms of loans and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. These and other restrictions limit the manner in which the Company may conduct business and obtain financing. The laws, rules, regulations, and supervisory guidance and policies applicable to the Company and the Bank are subject to regular modification and change. Such changes may, among other things, increase the cost of doing business, limit the types of financial services and products the Company may offer, or affect the competitive balance between banks and other financial institutions. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on the Company’s business, financial condition, or results of operations. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.

The Company will become subject to reduced interchange income and increased regulation when total consolidated assets exceed $10 billion, which could result in increased costs and/or reduced revenues.

As of December 31, 2019, the Company had total consolidated assets of $8.6 billion. Based on the Company’s current total assets and growth strategy, and as a result of its pending acquisition of Revere Bank, the Company expects that its total assets will exceed $10 billion in the near future. Accordingly, the Company will become subject to certain regulations that apply only to depository institution holding companies or depository institutions with total consolidated assets of $10 billion or more.

Debit card interchange fee restrictions set forth in Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction at the sum of $0.21 plus five basis points. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. Debit card issuers with total consolidated assets of less than $10 billion, which currently includes the Company, are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year-end. As a result, if the Company’s acquisition of Revere Bank is consummated in 2020, it will become subject to the interchange restrictions of the Durbin Amendment beginning July 1, 2021.

In addition, an insured depository institution with total assets of $10 billion or more is subject to supervision, examination, and enforcement with respect to consumer protection laws by the Consumer Financial Protection Bureau, or the CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the call reports of merging insured depository institutions, on a combined basis, show total consolidated assets of $10 billion or more for four consecutive quarters ended prior to the merger. As a result, the Company will become subject to CFPB supervision, examination and enforcement at the beginning of the quarter following consummation of its acquisition of Revere Bank.

Current law relieves banking organizations with total consolidated assets of less than $10 billion (and that satisfy certain other conditions) from risk-based capital requirements, restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule, and certain other regulatory requirements. In addition, financial institutions with consolidated assets of less than $10 billion are entitled to deposit insurance assessment credits when the Deposit Insurance Fund reserve ratio exceeds 1.35%. Once the Company has total consolidated assets of $10 billion or more, it will no longer qualify for any of the foregoing relief.

The reduction in interchange income and increased regulatory burden resulting from the Company having total consolidated assets of $10 billion or more could have an adverse effect on the Company’s business, financial condition and results of operations.

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

The CRA requires the Federal Reserve to assess the Bank’s performance in meeting the credit needs of the communities it serves, including low and moderate-income neighborhoods. If the Federal Reserve determines that the Bank needs to improve its performance or is in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2019, Sandy Spring Bank owned 12 of its full-service community banking centers and leased the remaining locations. See Note 8–Leases to the Notes to the Consolidated Financial Statements for additional information.

Item 3. LEGAL PROCEEDINGS

In the normal course of business, the Company becomes involved in litigation arising from the banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of currently pending legal proceedings will have a material effect on the Company's financial condition, operating results or liquidity.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”. At February 21, 2020 there were approximately 2,100 holders of record of the Company’s common stock.

Transfer Agent and Registrar

Computershare Shareholder Services, P.O. Box 30170, College Station, TX 77842-3170

Share Transactions with Employees

Shares issued under the employee stock purchase plan, which was authorized on July 1, 2011, totaled 37,091 in 2019 and 28,996 in 2018, while issuances pursuant to exercises of stock options and grants of restricted stock were 69,869 and 59,248 in the respective years. There were 867 shares issued under the director stock purchase plan in 2019. No shares were issued under this plan in 2018.

Issuer Purchases of Equity Securities

In December 2018, the Company’s board of directors authorized the repurchase of up to 1,800,000 shares of common stock. During 2019, the Company repurchased 668,191 common shares under that program. The Company’s previous stock repurchase program expired on August 31, 2017. Under that program the Company repurchased a total of 736,139 common shares.

			Total number of Shares	Maximum Number that
			Purchased as part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
October 1, 2019 through
October 31, 2019	N/A	N/A	N/A	N/A
November 1, 2019 through
November 30, 2019	166,400	$35.45	166,400	1,633,600
December 1, 2019 through
December 31, 2019	501,791	$36.64	501,791	1,131,809

Total Return Comparison

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $5 billion to $10 billion. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2014, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2014, in the common stock and the securities included in the indexes.

The Peer Group Index includes ten publicly traded bank holding companies, other than the Company, headquartered in the Mid-Atlantic region and with assets of $5 billion to $10 billion. The companies included in this index are: ConnectOne Bancorp, Inc. (NJ); Eagle Bancorp, Inc. (MD); First Bancorp (NC); First Commonwealth Financial Corporation (PA); Lakeland Bancorp, Inc. (NJ); OceanFirst Financial Corp. (NJ); Park National Corporation (OH); S&T Bancorp, Inc. (PA); TriState Capital Holdings, Inc. (PA); Univest Financial Corporation (PA). Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown. The Company modified the criteria used to form the Peer Group Index to reflect the Company’s asset growth.

Equity Compensation Plans

The following table presents the number of shares available for issuance under the Company’s equity compensation plans at December 31, 2019.

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)
Equity compensation plans	65,279	$31.34	1,150,417
approved by security holders
Equity compensation plans not	-	-	-
approved by security holders
Total	65,279	$31.34	1,150,417

Item 6. SELECTED FINANCIAL DATA
Consolidated Summary of Financial Results
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Results of Operations:
Tax-equivalent interest income	$352,615	$328,797	$202,258	$177,267	$164,790
Interest expense	82,561	63,637	26,031	21,004	20,113
Tax-equivalent net interest income	270,054	265,160	176,227	156,236	144,677
Tax-equivalent adjustment	4,746	4,715	7,459	6,711	6,478
Provision for loan losses	4,684	9,023	2,977	5,546	5,371
Net interest income after provision for loan losses	260,624	251,422	165,791	144,006	132,828
Non-interest income	71,322	61,049	51,243	51,042	49,901
Non-interest expense	179,085	179,783	129,099	123,058	115,347
Income before taxes	152,861	132,688	87,935	71,990	67,382
Income tax expense	36,428	31,824	34,726	23,740	22,027
Net income	116,433	100,864	53,209	48,250	45,355

Per Share Data:
Net income - basic per share	$3.25	$2.82	$2.20	$2.00	$1.84
Net income - diluted per share	3.25	2.82	2.20	2.00	1.84
Dividends declared per common share	1.18	1.10	1.04	0.98	0.90
Book value per common share	32.40	30.06	23.50	22.32	21.58
Dividends declared to diluted net income per common share	36.31%	39.01%	47.27%	49.00%	48.91%

Period End Balances:
Assets	$8,629,002	$8,243,272	$5,446,675	$5,091,383	$4,655,380
Investment securities	1,125,136	1,010,724	775,025	779,648	841,650
Loans	6,705,232	6,571,634	4,314,248	3,927,808	3,495,370
Deposits	6,440,319	5,914,880	3,963,662	3,577,544	3,263,730
Borrowings	936,788	1,213,465	885,192	945,119	829,145
Stockholders’ equity	1,132,974	1,067,903	563,816	533,572	524,427

Average Balances:
Assets	$8,367,139	$7,965,514	$5,239,920	$4,743,375	$4,486,453
Investment securities	979,757	1,018,016	813,601	740,519	883,143
Loans	6,569,069	6,225,498	4,097,988	3,677,662	3,276,610
Deposits	6,266,757	5,689,601	3,849,186	3,460,804	3,184,359
Borrowings	861,926	1,190,930	798,733	717,542	735,474
Stockholders’ equity	1,108,310	1,024,795	550,926	527,524	519,671

Performance Ratios:
Return on average assets	1.39%	1.27%	1.02%	1.02%	1.01%
Return on average common equity	10.51	9.84	9.66	9.15	8.73
Yield on average interest-earning assets	4.58	4.47	4.08	3.96	3.91
Rate on average interest-bearing liabilities	1.56	1.24	0.77	0.68	0.70
Net interest spread	3.02	3.23	3.31	3.28	3.21
Net interest margin	3.51	3.60	3.55	3.49	3.44
Efficiency ratio – GAAP (1)	53.20	55.92	58.68	61.35	61.32
Efficiency ratio – Non-GAAP (1)	51.52	50.87	54.59	58.66	61.09

Capital Ratios:
Tier 1 leverage	9.70%	9.50%	9.24%	10.14%	10.60%
Common equity tier 1 capital to risk-weighted assets	11.06	10.90	10.84	11.01	12.17
Tier 1 capital to risk-weighted assets	11.21	11.06	10.84	11.74	13.13
Total regulatory capital to risk-weighted assets	14.85	12.26	11.85	12.80	14.25
Tangible common equity to tangible assets - Non-GAAP (2)	9.46	9.21	9.04	9.07	9.66
Average equity to average assets	13.25	12.87	10.51	11.12	11.58

Credit Quality Ratios:
Allowance for loan losses to loans	0.84%	0.81%	1.05%	1.12%	1.17%
Non-performing loans to total loans	0.62	0.55	0.68	0.81	0.99
Non-performing assets to total assets	0.50	0.46	0.58	0.66	0.80
Net charge-offs to average loans	0.03	0.01	0.04	0.06	0.07

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2019 totaled a record $116.4 million ($3.25 per diluted share) compared to $100.9 million ($2.82 per diluted share) for the year ended December 31, 2018. The results from 2019 and 2018 included recovered interest income from previously acquired impaired loans of $1.8 million and $2.4 million, respectively. The results for 2018 also included the effect of merger expenses totaling $11.8 million (an after tax impact of $0.24 per share), which were associated with the acquisition of WashingtonFirst Bankshares, Inc. (“WashingtonFirst”), compared to $1.3 million for 2019, which are associated with the pending acquisition of Revere Bank that is expected close in the beginning of the second quarter of 2020.

These results reflect the impact of following events:

• Total loans at December 31, 2019 increased 2% compared to December 31, 2018. During this period, the Company experienced 7% growth in total commercial loans as investor real estate loans and owner occupied real estate loans grew by 11% and 7%, respectively. The impact of commercial loan growth was offset by the decline in the mortgage loan portfolio due to the impact of mortgage loan refinance activity driven by the current interest rate environment and the sale of the majority of new mortgage loan production and the decline in consumer loan balances.

• Total deposits grew 9% compared to the end of 2018. Deposit growth reduced the loan-to-deposit ratio to 104% at the end of 2019 compared to 111% at the end of 2018. The year-over-year deposit growth included an 8% increase in noninterest-bearing deposits, a 13% increase in core interest-bearing deposits and a 38% reduction in wholesale deposits.

• The net interest margin was 3.51% in 2019, compared to 3.60% in 2018.

• The provision for loan losses was $4.7 million for 2019 compared to $9.0 million for 2018, reflecting the overall improvement in the qualitative credit metrics of the loan portfolio during the previous twelve months in addition to lower loan growth than experienced in the prior year.

• Non-interest income increased 17% to $71.3 million for 2019, compared to $61.1 million for 2018. Excluding life insurance mortality proceeds of $0.6 million and $1.6 million in 2019 and 2018, respectively, non-interest income increased 19%. This increase was driven by income from mortgage banking activities, which increased 108% from the prior year, to $14.7 million for the year ended December 31, 2019, as a result of the rise in mortgage lending activity during the year.

• Non-interest expense decreased $0.7 million to $179.1 million for 2019 compared to $179.8 million for the prior year. The prior year included $11.8 million in merger expenses compared to $1.3 million for the current year. Excluding merger expenses, non-interest expense rose 6%, driven primarily by increases in salaries and benefits. A portion of the increases in non-interest expense was offset by the significant decrease in FDIC insurance during the year.

• The non-GAAP efficiency ratio was 51.52% for 2019 compared to 50.87% for 2018.

• During the fourth quarter of 2019, the Company repurchased 668,191 shares of common stock at an average price of $36.34 per share as part of its existing share repurchase program

• The Company successfully issued $175 million in subordinated debt in November 2019. The debt will provide capital to support future growth in the real estate lending portfolio and fund anticipated future redemptions of existing higher priced funding sources.

The national economy, as well as the Mid-Atlantic region in which the Company operates, continued to exhibit a solid economic performance throughout 2019. Consumer confidence remains high as a result of certain positive economic trends such as reduced lending rates, low unemployment, stable housing prices and solid performance in the financial markets. These positive trends have been tempered by economic concerns over a lack of wage growth, the political environment, trade turmoil and the impact of regional conflict. These factors act to constrain economic activity from time to time on the part of both large and small businesses. Despite the mixed business environment, the Company has experienced consistent growth in focused areas while maintaining strong levels of liquidity, capital and credit quality.

Liquidity continues to remain strong due to borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio. At December 31, 2019, the Bank remained above all “well-capitalized” regulatory requirement levels. Tangible book value per common share increased by 9% to $22.37 from $20.45 at December 31, 2018. The Company’s credit quality remained strong as non-performing assets represented 0.50% of total assets at December 31, 2019 compared to 0.46% at December 31, 2018. The ratio of net charge-offs to average loans was 0.03% for 2019, compared to 0.01% for the prior year.

Total assets at December 31, 2019 increased 5% compared to December 31, 2018. Total loans at December 31, 2019, were $6.7 billion compared to $6.6 billion at December 31, 2018. During this period, the composition of the portfolio shifted as total commercial loans grew 7% while mortgage loans declined 8% due to the refinance activity and the strategic decision to sell the majority of new mortgage loan production. Consumer loans experienced a 10% decline related to recent mortgage refinancing activity. During this period, total funded commercial loan production was a record $884 million. Commercial loans originated during the current year had total unfunded commitments of $479 million as of December 31, 2019.

Customer funding sources at year end 2019, which include deposits plus other short-term borrowings from core customers, increased 8% compared to year end 2018. The increase in customer funding sources was driven by increases in noninterest-bearing demand and money market savings accounts. The Company reduced FHLB borrowings by 39% during the year to assist in the management of the net interest margin. During the fourth quarter of 2019, the Company issued $175 million in subordinated debt. The proceeds from the debt provides capital for future growth in the real estate lending portfolio, in addition to providing funds to reduce higher priced funding sources.

Stockholders’ equity at December 31, 2019 increased 6% to $1.13 billion as compared to $1.07 billion at December 31, 2018. The growth in stockholders’ equity during 2019 was due to net income net of the dividends paid to stockholders. During 2019 the Company repurchased 668,000 shares, resulting in a $24.3 million reduction in stockholders’ equity.

Net interest income increased 2% to $265.3 million compared to $260.4 million in 2018. For the year ended December 31, 2019, the net interest margin was 3.51% compared to 3.60% for the prior year. Net interest income for the year ended December 31, 2019 included $1.8 million in recovered interest income on acquired credit impaired loans as compared to $2.4 million in 2018. Excluding these recoveries, the net interest margin would have been 3.48% for the year ended December 31, 2019 compared to 3.58% for the year ended December 31, 2018. The amortization of the fair value adjustments for 2019 was estimated to be 5 basis points on an annual basis compared to a 13 basis point impact for the prior year. Compared to the prior year, average interest-earning assets grew 5% with an increase of 11 basis points in the yield while average interest-bearing liabilities grew 3% with an increase of 32 basis points in the rate paid.

Non-interest income increased 17% in 2019 compared to 2018 driven by the increase in income from mortgage banking activities during 2019, as favorable residential lending rates during the year resulted in a significant increase in mortgage loan originations. After excluding merger expenses from both years, non-interest expenses for the year ended December 31, 2019 increased 6% compared to the prior year due to the increase in compensation costs.

Net income for 2019 included the effect of merger expenses totaling $1.3 million, which was offset by the $1.8 million in recovered interest income from previously acquired credit impaired loans. The prior year included $11.8 million in merger expenses and $2.4 million of the interest recoveries, which resulted in an after-tax reduction to earnings per share of approximately $0.19 per share for 2018. Pre-tax, pre-provision income, which adjusts for the merger expenses in both years in addition to the provision for loan losses, increased 4% from 2018 to 2019 to a record $158.9 million.

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

The general allowance comprised 90% of the total allowance at December 31, 2019 and 2018, respectively. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan losses.

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

The specific allowance accounted for 10% of the total allowance at December 31, 2019 and 2018, respectively. The estimated losses on impaired loans can differ substantially from actual losses.

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

Under current accounting guidance, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it appears that the carrying value exceeds the fair value based on the qualitative assessment, the first step of the two-step process must be performed. The Company has elected this accounting guidance with respect to its Community Banking, Investment Management and Insurance segments. At December 31, 2019 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

The above accounting policies with respect to fair value are discussed in further detail in “Note 22-Fair Value” to the Consolidated Financial Statements.

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

The Company completed implementation of the guidance and will adopt it in the first quarter of 2020. As a part of the implementation, the Company reconciled historical loan data, determined segmentation of the loan portfolio for application of the CECL calculation, determined the key assumptions, selected calculation methods, and established an internal controls framework. The Company also used the services of an independent third party advisor to validate the conceptual soundness of the proposed methodology framework and of the CECL model. At the adoption date, exclusive of the reclassification of $2.8 million to the allowance for credit losses of amounts related to the previously acquired impaired loans, the estimated impact to retained earnings at transition date is expected to be approximately $2.0 million based on the expected performance of the economy at the transition date. Future amounts of provision expense will depend on the size and composition of the loan portfolio, future economic conditions and borrower’s payment performance.

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

2019 vs. 2018

Net interest income for 2019 was $265.3 million compared to $260.4 million for 2018, a 2% increase. On a tax-equivalent basis, net interest income for 2019 was $270.1 million compared to $265.2 million for 2018. The net interest income growth during the current year from the prior year reflects the effects of the 11 basis point increase in the yield on interest-earning assets, which grew 5%, which was largely offset by the 32 basis point growth in the rate paid on interest-bearing liabilities. Overall, the net interest margin decreased to 3.51% for 2019 compared to 3.60% for 2018. An analysis of the net interest income performance is presented in the following tables. For the year ended December 31, 2019, net interest income included $1.8 million in recovered interest income on acquired credit impaired loans compared to $2.4 million for the prior year. Exclusive of these recoveries the net interest margin would have been 3.48% for the year ended December 31, 2019 compared to 3.58% for the year ended December 31, 2018. Additionally, the amortization of the fair value adjustments in 2019 associated with the acquisition of WashingtonFirst was estimated to be a 5 basis point positive impact on the net interest margin for 2019, compared to a 13 basis point impact for the prior year.

	For the Years Ended,
(In thousands)	December 31, 2019	December 31, 2018
Net Interest Income Excluding Purchase Accounting Adjustments:
Net Interest Income	$265,308	$260,445
Accretion of fair value adjustment on pools of homogeneous loans	(1,144)	(3,730)
Accretion of loan fair value adjustment on purchased credit impaired loans	(1,073)	(1,860)
Settlements of purchased credit impaired loans	(1,799)	(2,360)
Accretion of fair value adjustment on certificates of deposits	(533)	(2,056)
Accretion of fair value adjustment on subordinated debentures	(146)	(138)
Net Interest Income Excluding Purchase Accounting Adjustments	$260,613	$250,301

2018 vs. 2017

Net interest income for 2018 was $260.4 million compared to $168.8 million for 2017, a 54% increase, due to growth in earning assets coupled with the overall increase in the associated yields on those assets. On a tax-equivalent basis, net interest income for 2018 was $265.2 million compared to $176.2 million for 2017. The following table provides an analysis of net interest income performance that reflects the net interest margin that increased to 3.60% for 2018 compared to 3.55% for 2017. Net interest income for the year ended December 31, 2018 included $2.4 million in recovered interest income on acquired credit impaired loans. This amount compares to interest recoveries of $1.1 million for 2017. Exclusive of these recoveries the net interest margin would have been 3.58% for the year ended December 31, 2018 compared to 3.53% for the year ended December 31, 2017. The amortization of the fair value adjustments in 2018 associated with the acquisition of WashingtonFirst was estimated to be 13 basis points on an annual basis. This favorable margin effect was partially offset by the impact that the 2018 reduction in the tax rate had on the tax-advantaged securities in the investment portfolio, which adversely affected the margin by 5 basis points. Average interest-earning assets grew 48% in 2018 with an increase of 39 basis points in the yield compared to 2017 while the rate on average interest-bearing liabilities, which grew 51% from 2017, increased 47 basis points. The increase in the margin reflects the result of the proportionate mix of the interest-earning assets and associated yields as compared to the mix of interest-bearing liabilities and their associated rates.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
		2019			2018			2017
			Annualized			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,214,625	$46,438	3.82%	$1,115,869	$41,628	3.73%	$873,278	$30,648	3.51%
Residential construction loans	168,797	7,232	4.28	208,741	8,289	3.97	167,664	6,292	3.75
Total mortgage loans	1,383,422	53,670	3.88	1,324,610	49,917	3.77	1,040,942	36,940	3.55
Commercial AD&C loans	677,536	39,241	5.79	609,844	35,058	5.75	298,563	14,844	4.97
Commercial investor real estate loans	2,000,571	99,410	4.97	1,938,633	96,125	4.96	1,040,871	46,558	4.47
Commercial owner occupied real estate loans	1,239,289	60,581	4.89	1,128,836	53,712	4.76	800,879	38,759	4.84
Commercial business loans	772,052	41,300	5.35	694,326	36,499	5.26	457,802	20,585	4.50
Total commercial loans	4,689,448	240,532	5.13	4,371,639	221,394	5.06	2,598,115	120,746	4.65
Consumer loans	496,199	24,391	4.92	529,249	23,568	4.45	458,931	16,934	3.72
Total loans (2)	6,569,069	318,593	4.85	6,225,498	294,879	4.74	4,097,988	174,620	4.26
Loans held for sale	41,905	1,607	3.84	28,225	1,245	4.41	6,855	279	4.06
Taxable securities	768,521	22,873	2.98	736,054	21,362	2.90	517,375	14,372	2.78
Tax-exempt securities (3)	211,236	7,403	3.50	281,962	9,976	3.54	296,226	12,550	4.24
Total investment securities	979,757	30,276	3.09	1,018,016	31,338	3.08	813,601	26,922	3.31
Interest-bearing deposits with banks	108,534	2,129	1.96	74,956	1,304	1.74	37,523	410	1.09
Federal funds sold	572	10	1.76	2,151	31	1.42	2,581	27	1.03
Total interest-earning assets	7,699,837	352,615	4.58	7,348,846	328,797	4.47	4,958,548	202,258	4.08

Less: allowance for loan losses	(53,746)			(48,483)			(44,557)
Cash and due from banks	65,181			68,183			48,970
Premises and equipment, net	60,595			61,686			53,947
Other assets	595,272			535,282			223,012
Total assets	$8,367,139			$7,965,514			$5,239,920

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$750,606	1,990	0.27%	$721,759	883	0.12%	$616,524	507	0.08%
Regular savings deposits	329,158	415	0.13	376,207	570	0.15	322,856	216	0.07
Money market savings deposits	1,751,989	25,437	1.45	1,541,142	18,719	1.21	1,000,965	5,031	0.50
Time deposits	1,604,996	33,839	2.11	1,290,626	18,967	1.47	651,610	7,502	1.15
Total interest-bearing deposits	4,436,749	61,681	1.39	3,929,734	39,139	1.00	2,591,955	13,256	0.51
Other borrowings	152,088	1,161	0.76	172,888	1,169	0.68	133,356	337	0.25
Advances from FHLB	645,587	16,578	2.57	980,541	21,408	2.18	664,966	12,426	1.87
Subordinated debentures	64,251	3,141	4.89	37,501	1,921	5.13	411	12	2.94
Total interest-bearing liabilities	5,298,675	82,561	1.56	5,120,664	63,637	1.24	3,390,688	26,031	0.77

Noninterest-bearing demand deposits	1,830,008			1,759,867			1,257,231
Other liabilities	130,146			60,188			41,075
Stockholders' equity	1,108,310			1,024,795			550,926
Total liabilities and stockholders' equity	$8,367,139			$7,965,514			$5,239,920

Net interest income and spread		$270,054	3.02%		$265,160	3.23%		$176,227	3.31%
Less: tax-equivalent adjustment		4,746			4,715			7,459
Net interest income		$265,308			$260,445			$168,768

Interest income/earning assets			4.58%			4.47%			4.08%
Interest expense/earning assets			1.07			0.87			0.53
Net interest margin			3.51%			3.60%			3.55%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 26.13% for 2019 and 2018, and 39.88% for 2017, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $4.7 million, $4.7 million and $7.5 million in 2019, 2018 and 2017, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2019 vs. 2018			2018 vs. 2017
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$4,810	$3,780	$1,030	$10,980	$8,959	$2,021
Residential construction loans	(1,057)	(1,684)	627	1,997	1,611	386
Commercial AD&C loans	4,183	3,936	247	20,214	17,569	2,645
Commercial investor real estate loans	3,285	3,090	195	49,567	43,978	5,589
Commercial owner occupied real estate loans	6,869	5,370	1,499	14,953	15,604	(651)
Commercial business loans	4,801	4,164	637	15,914	11,993	3,921
Consumer loans	823	(1,543)	2,366	6,634	2,830	3,804
Loans held for sale	362	540	(178)	966	941	25
Taxable securities	1,511	456	1,055	6,990	6,342	648
Tax-exempt securities	(2,573)	(2,434)	(139)	(2,574)	(581)	(1,993)
Interest-bearing deposits with banks	825	653	172	894	558	336
Federal funds sold	(21)	(27)	6	4	(5)	9
Total interest income	23,818	16,301	7,517	126,539	109,799	16,740

Interest expense on funding of earning assets:
Interest-bearing demand deposits	1,107	34	1,073	376	95	281
Regular savings deposits	(155)	(75)	(80)	354	45	309
Money market savings deposits	6,718	2,737	3,981	13,688	3,769	9,919
Time deposits	14,872	5,335	9,537	11,465	8,931	2,534
Other borrowings	(8)	(144)	136	832	122	710
Advances from FHLB	(4,830)	(8,189)	3,359	8,982	6,656	2,326
Subordinated debentures	1,220	1,314	(94)	1,909	1,893	16
Total interest expense	18,924	1,012	17,912	37,606	21,511	16,095
Net interest income	$4,894	$15,289	$(10,395)	$88,933	$88,288	$645

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

2019 vs. 2018

The Company's total tax-equivalent interest income increased 7% during 2019 compared to the prior year driven by the increase in average loans and the increase in their associated yields during the year. In 2019, the average balance of the loan portfolio increased 6% while the average yield increased 11 basis points. The increase in average loan balances was primarily the result of growth in all of the loan portfolio categories with the exception of consumer loans. Interest income for the year ended December 31, 2019, included $1.8 million in recovered interest income on acquired credit impaired loans. This amount compares to interest recoveries of $2.4 million for 2018. Exclusive of these recoveries, the yield on loans would have increased 13 basis points for the year ended December 31, 2019 compared to the year ended December 31, 2018.

The average yield on total investment securities remained stable while the average balance of the portfolio decreased 4% in 2019 compared to 2018. The decline in the average balance of the portfolio during the year was the result of the application of funds from the cash flows of the investment portfolio to reduce high rate borrowings rather than purchasing replacement investments, as investment rates declined during the year.

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

The average yield on total investment securities decreased 23 basis points while the average balance of the portfolio increased 25% in 2018 compared to 2017. The decrease in the yield on investments was driven by the effect that the reduction in the corporate tax rate had on the tax-advantaged securities in the investment portfolio, which caused a 70 basis point erosion in the yield on tax-exempt securities.

Interest Expense

2019 vs. 2018

Interest expense increased by $18.9 million or 30% in 2019 compared to 2018. The increase in interest expense was driven by the combination of deposit growth and higher rates paid on deposits. This increase in interest expense was partially offset by a combination of the decline in the interest expense on average FHLB advances, which declined 34%, and the benefit realized from an increase in noninterest-bearing deposits and a reduction in wholesale deposits. Average interest-bearing liabilities grew 3% due to the 13% growth in average interest-bearing deposits while total average borrowings decreased 28% during the year. Average deposit growth was primarily the result of the 14% growth in average money market deposits and 24% growth in average time deposits. The overall increase in the rate paid on deposits increased 39 basis points, and the rate paid on borrowings increased 36 basis points during 2019 compared to the prior year.

2018 vs. 2017

Interest expense increased by $37.6 million or 144% in 2018 compared to 2017. The increase in interest expense was driven by the combination of post-acquisition deposits and higher rates paid on deposits and borrowed funds. The combined growth in interest-bearing liabilities was primarily due to the acquisition of WashingtonFirst with the remaining growth driven by rate sensitive deposits and borrowings utilized to fund loan growth during the year. Average deposit growth was 48% during 2018 while average borrowed funds grew 49%. Average deposit growth was primarily the result of the 54% growth in average money market deposits and 98% growth in average time deposits. The overall rate paid on deposits increased 49 basis points and the rate paid on borrowings increased 45 basis points during 2018 compared to the prior year.

Interest Rate Performance

2019 vs. 2018

The Company’s net interest margin decreased to 3.51% for 2019 compared to 3.60% for 2018 while the net interest spread decreased to 3.02% in 2019 compared to 3.23% in 2018. The decrease in the spread was the result of the increase in the rates paid on interest-bearing liabilities exceeding the increase in the yields earned on interest-earning assets. The decrease in the margin reflects the impact of the 5% growth in average interest-earning assets as that average yield grew 11 basis but was more than offset by the 32 basis point increase in the rates paid on average interest-bearing liabilities which grew 3% during the year. As a result of these changes during the year, interest expense grew 30% while interest income grew 7% which caused compression of the margin during the current year as compared to 2018.

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

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

				2019/2018	2019/2018	2018/2017	2018/2017
(Dollars in thousands)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Securities gains	$77	$190	$1,273	$(113)	(59.5)%	$(1,083)	(85.1)%
Service charges on deposit accounts	9,692	9,324	8,298	368	3.9	1,026	12.4
Mortgage banking activities	14,711	7,073	2,734	7,638	108.0	4,339	158.7
Wealth management income	22,669	21,284	19,146	1,385	6.5	2,138	11.2
Insurance agency commissions	6,612	6,158	6,231	454	7.4	(73)	(1.2)
Income from bank owned life insurance	3,165	4,327	2,403	(1,162)	(26.9)	1,924	80.1
Visa check fees	5,616	5,567	4,827	49	0.9	740	15.3
Letter of credit fees	389	611	847	(222)	(36.3)	(236)	(27.9)
Extension fees	1,287	873	568	414	47.4	305	53.7
Other income	7,104	5,642	4,916	1,462	25.9	726	14.8
Total non-interest income	$71,322	$61,049	$51,243	$10,273	16.8	$9,806	19.1

2019 vs. 2018

Total non-interest income increased 17% to $71.3 million for 2019, compared to $61.0 million for 2018. The year ended December 31, 2019, included gains of $0.1 million on sales of investment securities compared to $0.2 million in 2018. Additionally, 2019 included life insurance mortality proceeds of $0.6 million as compared to $1.6 million for 2018. Excluding security gains and mortality proceeds from each year, non-interest income increased 19% in 2019 compared to the prior year, primarily driven by increases in mortgage banking activities, wealth management income and fees from customer level commercial loan swaps during the year.

Service charges on deposits increased 4% in 2019 compared to 2018 due to increases in commercial analysis fees and net commercial returned item fees. Wealth management income is comprised of income from trust and estate services and investment management fees earned by West Financial Services, the Company’s investment management subsidiary. Trust services fees increased 6% compared to the prior year, due to a combination of estate settlement fees and higher recurring fees. Investment management fees in West Financial Services increased 7% for 2019 compared to 2018, as assets under management grew 16% due to market activity and new client additions. Overall total assets under management grew to $3.3 billion at December 31, 2019 compared to $2.8 billion at December 31, 2018. Insurance agency commissions at December 31, 2018 grew 7% compared to the prior year as a result of increased income from commercial lines and physicians liability insurance. Income from bank owned life insurance (“BOLI”) decreased 27% in 2019 compared to the prior year primarily as a result of lower mortality proceeds that were received in 2019 compared to 2018. The Company invests in bank owned life insurance products in order to manage the cost of employee benefit plans. At December 31, 2019 BOLI investments totaled $113.2 million as compared to $110.8 million at December 31, 2018. These policies are diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets declined to 3.80% for 2019 compared to 5.32% for the prior year, as death proceeds declined during the current year versus the prior year. Other non-interest income increased 26% during the current year compared to the prior year as a result of fees from customer level commercial loan swaps and fees related to the commercial portfolio.

2018 vs. 2017

Total non-interest income was $61.0 million for 2018, compared to $51.2 million for 2017. The year ended December 31, 2018, included gains of $0.2 million on sales of investment securities compared to $1.3 million in 2017. Excluding these gains, non-interest income increased 22% compared to the prior year period primarily due to increases in mortgage banking activities, wealth management income and BOLI insurance mortality proceeds. Mortgage lending operations acquired as part of the WashingtonFirst transaction contributed to significant growth in mortgage banking income for the year ended December 31, 2018.

Service charges on deposits increased in 2018 compared to 2017 due to increases in commercial analysis fees, ATM and point of service fees and net commercial returned item fees. Trust services fees increased 7% compared to the prior year, due to a combination of higher recurring and estate settlement fees. Investment management fees in West Financial Services increased 16% for 2018 compared to 2017, due primarily to a 7% increase in assets under management from the WashingtonFirst acquisition and new client additions and to a lesser extent, market activity. Overall total assets under management remained level at $2.8 billion at December 31, 2018 compared to December 31, 2017. Insurance agency commissions at December 31, 2018 remained level compared to the prior year. Income from BOLI increased 80% in 2018 compared to the prior year as a result of $1.6 million in mortality proceeds that were received in the first half of 2018. BOLI investments totaled $110.8 million at December 31, 2018 and $95.7 million at December 31, 2017 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 5.32% for 2018 compared to 4.21% for the prior year. The investment yield growth of these products from the prior year was the result of the acquisition of WashingtonFirst. Other non-interest income increased 13% during 2018 compared to the prior year as a result of the growth in credit related fees driven by the increased size of the commercial loan portfolio.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2019/2018	2019/2018	2018/2017	2018/2017
(Dollars in thousands)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$103,950	$96,998	$73,132	$6,952	7.2%	$23,866	32.6%
Occupancy expense of premises	19,470	18,352	13,053	1,118	6.1	5,299	40.6
Equipment expenses	10,720	9,335	7,015	1,385	14.8	2,320	33.1
Marketing	4,456	3,924	3,119	532	13.6	805	25.8
Outside data services	7,567	6,603	5,486	964	14.6	1,117	20.4
FDIC insurance	2,260	5,095	3,305	(2,835)	(55.6)	1,790	54.2
Amortization of intangible assets	1,946	2,162	101	(216)	(10.0)	2,061	N/M
Merger expenses	1,312	11,766	4,252	(10,454)	(88.8)	7,514	176.7
Professional fees	6,978	6,056	4,492	922	15.2	1,564	34.8
Postage and delivery	1,502	1,439	1,179	63	4.4	260	22.1
Communications	2,414	2,610	1,502	(196)	(7.5)	1,108	73.8
Loss on FHLB redemption	-	-	1,275	-	-	(1,275)	(100.0)
Other expenses	16,510	15,443	11,188	1,067	6.9	4,255	38.0
Total non-interest expense	$179,085	$179,783	$129,099	$(698)	(0.4)	$50,684	39.3

2019 vs. 2018

Non-interest expenses decreased $0.7 million to $179.1 million in 2019 compared to $179.8 million in 2018. The prior year included $11.8 million in merger expenses compared to $1.3 million for the current year. Excluding merger expenses, non-interest expense rose 6% primarily as a result of the increase in salaries and benefit expense.

Salaries and employee benefits, the largest component of non-interest expenses, increased 7% in 2019 due principally to higher salary expense and increased compensation derived from volume based commissions or the achievement of revenue targets. The average number of full-time equivalent employees decreased to 913 in 2019 compared to 922 for 2018. Benefit expense increased 16% during the current year due to the increase to the matching contribution for the employee 401(k) plan and in addition to increases in various employee benefit programs.

Occupancy expenses increased in 2019 compared to 2018 due to an increase in rental expense. Equipment expenses also increased in 2019 compared to 2018 due to an increase in software costs. Marketing expense for 2019 increased 14% compared to 2018 as a result of advertising campaigns initiated during the current year. Outside data services expense increased 15% in 2019 compared to 2018 due to the increased cost of contractual services with volume-based components. FDIC insurance expense decreased 56% in 2019 compared to 2018 as a result of an assessment credit received during the year due to the industry deposit insurance fund reaching stipulated benchmark levels. Merger expenses associated with the pending Revere Bank acquisition totaled $1.3 million in 2019 as compared to merger expenses of $11.8 million in the prior year related to the WashingtonFirst acquisition. Amortization of intangibles decreased from the prior year as a result of the decreased amortization of the core deposit intangible that was recognized in the WashingtonFirst acquisition. Other non-interest expenses increased in 2019 compared to 2018, primarily driven by increased professional and consulting fees.

2018 vs. 2017

Non-interest expenses totaled $179.8 million in 2018 compared to $129.1 million in 2017. This increase in expenses was driven by merger expenses and the increased costs necessary to operate the larger post-acquisition entity.

Salaries and employee benefits, the largest component of non-interest expenses, increased in 2018 due principally to higher compensation expenses primarily as a result of the increased number of employees. The average number of full-time equivalent employees increased to 922 in 2018 compared to 729 for 2017. The majority of the increase occurred due to the increase in the number of branches and additional loan origination associates related to the acquisition of WahingtonFirst.

Occupancy expenses increased in 2018 compared to 2017 due to increased rental and operations expense from the addition of WashingtonFirst branches. This cost was slightly tempered by savings realized from the consolidation of six branches in mid-2018. Equipment expenses also increased in 2018 compared to 2017 due to the effects of the larger post-acquisition company. Marketing expense for 2018 increased compared to 2017 as a result of increased focused advertising campaigns. Outside data services expense increased in 2018 compared to 2017 due to the increased cost of contractual services with volume-based components. FDIC insurance expense increased in 2018 compared to 2017 due to the increased size of the total asset assessment base. Merger expenses associated with the acquisition of WashingtonFirst totaled $11.8 million in 2018 as compared to $4.3 million in the prior year. Amortization of intangibles increased from the prior year as a result of the amortization of the core deposit intangible that was recognized in the acquisition. Other non-interest expenses increased in 2018 compared to 2017 driven by increased professional and consulting fees, communication costs, volume based external fees and franchise taxes. Non-interest expense for the year ended December 31, 2017 included $1.3 million in prepayment penalties on the early pay-off of high rate FHLB advances. Excluding merger expenses from both years and the prepayment penalties from the prior year, the year-over-year increase in non-interest expense was 36%

Operating Expense Performance

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger expenses, goodwill impairment losses, litigation expenses, the amortization of intangibles, and other non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which may vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio improved for 2019 compared to the prior year as a direct result of the increase in net interest income. The non-GAAP efficiency ratio increased in 2019 compared to the prior year as a result of the 6% growth in non-GAAP non-interest expense exceeding the 5% growth in non-GAAP revenue.

In addition, the Company uses pre-tax, pre-provision income, excluding merger and litigation expenses, as a measure of the level of certain recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan losses, the provision for income taxes, merger expenses and litigation expenses back to net income. This metric increased during 2019 compared to 2018 primarily due to the increase in non-interest income which grew 17% year over year.

GAAP and Non-GAAP Efficiency Ratios

	Year ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Pre-tax pre-provision pre-merger expense income:
Net income	$116,433	$100,864	$53,209	$48,250	$45,355
Plus Non-GAAP adjustments:
Litigation expenses	-	-	-	-	(3,869)
Merger expenses	1,312	11,766	4,252	-	-
Income taxes	36,428	31,824	34,726	23,740	22,027
Provision for loan losses	4,684	9,023	2,977	5,546	5,371
Pre-tax pre-provision pre-merger income	$158,857	$153,477	$95,164	$77,536	$68,884

Efficiency ratio - GAAP basis:
Non-interest expense	$179,085	$179,783	$129,099	$123,058	$115,347

Net interest income plus non-interest income	$336,630	$321,494	$220,011	$200,594	$188,100

Efficiency ratio - GAAP basis	53.20%	55.92%	58.68%	61.35%	61.32%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$179,085	$179,783	$129,099	$123,058	$115,347
Less Non-GAAP adjustments:
Amortization of intangible assets	1,946	2,162	101	130	372
Loss on FHLB redemption	-	-	1,275	3,167	-
Litigation expenses	-	-	-	-	(3,869)
Merger expenses	1,312	11,766	4,252	-	-
Non-interest expense - as adjusted	$175,827	$165,855	$123,471	$119,761	$118,844

Net interest income plus non-interest income	$336,630	$321,494	$220,011	$200,594	$188,100
Plus Non-GAAP adjustment:
Tax-equivalent income	4,746	4,715	7,459	6,711	6,478
Less Non-GAAP adjustments:
Securities gains	77	190	1,273	1,932	36
Gain on redemption of subordinated debentures	-	-	-	1,200	-
Net interest income plus non-interest income - as adjusted	$341,299	$326,019	$226,197	$204,173	$194,542

Efficiency ratio - Non-GAAP basis	51.52%	50.87%	54.59%	58.66%	61.09%

	Year ended December 31,
(Dollars in thousands)	2019	2018
Supplemental Non-GAAP Performance Measurements:
Net income - GAAP	$116,433	$100,864
Plus non-GAAP adjustments:
Merger expenses - net of tax	969	8,692
Less non-GAAP adjustment:
Acquisition fair value marks - net of tax	4,241	7,493
Net income - Non-GAAP	$113,161	$102,063

Diluted net income per share - Non-GAAP	$3.16	$2.86
Return on average assets - Non-GAAP	1.35%	1.28%
Return on average common equity - Non-GAAP	10.21%	9.96%

Income Taxes

The Company’s income tax expense in 2019 was $36.4 million, compared to $31.8 million in 2018 and $34.7 million in 2017. The resulting effective rates for each year were 24% for 2019, 24% for 2018 and 39% for 2017. The tax expense for 2017 included $5.5 million in additional income tax expense from the revaluation of deferred tax assets as a result of Tax Cuts and Jobs Act that was enacted at the end of 2017. Exclusive of the impact of the additional tax expense, the effective tax rate for 2017 would have been 33%.

FINANCIAL CONDITION

At December 31, 2019, the Company’s total assets amounted to $8.6 billion compared to $8.2 billion at December 31, 2018. The year over year growth was mainly attributable to the growth in investment and loan portfolios and, to lesser extent, from the implementation of the requisite lease accounting standard that was implemented in 2019. Total loans at December 31, 2019, were $6.7 billion compared to $6.6 billion at December 31, 2018. Total deposits at December 31, 2019 were $6.4 billion compared to $5.9 billion at the end of 2018, a 9% increase during the period.

Loans

A comparison of loan portfolio for the years indicated is presented in the following table:

	December 31,
	2019		2018		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$1,149,327	17.1%	$1,228,247	18.7%	$(78,920)	(6.4)%
Residential construction	146,279	2.2	186,785	2.8	(40,506)	(21.7)
Commercial real estate:
Commercial owner occupied real estate	1,288,677	19.2	1,202,903	18.3	85,774	7.1
Commercial investor real estate	2,169,156	32.4	1,958,395	29.8	210,761	10.8
Commercial AD&C	684,010	10.2	681,201	10.4	2,809	0.4
Commercial Business	801,019	11.9	796,264	12.1	4,755	0.6
Consumer	466,764	7.0	517,839	7.9	(51,075)	(9.9)
Total loans	$6,705,232	100.0%	$6,571,634	100.0%	$133,598	2.0

Total loans, excluding loans held for sale, increased $134 million or 2% at December 31, 2019 compared to December 31, 2018. During this period, the Company experienced 7% growth in total commercial loans as investor real estate loans and owner occupied real estate loans grew by 11% and 7%, respectively. Commercial business and AD&C loan portfolios remained relatively stable compared to the prior year. Total funded commercial loan production during 2019 was a record $884 million. Commercial loans originated during the current year had total unfunded commitments of $479 million as of December 31, 2019.

The impact of commercial loan growth was offset by the decline in the mortgage loan portfolio due to the impact of the sale of the majority of new mortgage loan production and the decline in consumer loan balances during 2019. As a result of the strategic decision to sell the majority of new mortgage loan production rather than retaining the loans in the portfolio, the resulting normal loan run-off resulted in a 6% decline in the residential mortgage portfolio. Residential construction loans decreased by $41 million or 22% at December 31, 2019 compared to the balance at December 31, 2018 due to a decline in lending volume as a result of competitive pricing in the market. The consumer loan portfolio decreased 10% at December 31, 2019 compared to December 31, 2018, predominantly in the home equity loan portfolio. The attrition in the home equity portfolio was the by-product of the recent increase in mortgage loan refinancing activity as consumers refinanced their current mortgages and associated home equity loans with lower rate fixed rate products.

Analysis of Loans

The trends in the composition of the loan portfolio over the previous five years are presented in following table:

	December 31,
(Dollars in thousands)	2019	%	2018	%	2017	%	2016	%	2015	%
Residential real estate:
Residential mortgage	$1,149,327	17.1%	$1,228,247	18.7%	$921,435	21.4%	$841,692	21.4%	$796,358	22.8%
Residential construction	146,279	2.2	186,785	2.8	176,687	4.1	150,229	3.8	129,281	3.7
Commercial real estate:
Commercial owner occupied	1,288,677	19.2	1,202,903	18.3	857,196	19.9	775,552	19.8	678,027	19.4
Commercial investor	2,169,156	32.4	1,958,395	29.8	1,112,710	25.8	928,113	23.6	719,084	20.6
Commercial AD&C loans	684,010	10.2	681,201	10.4	292,443	6.8	308,279	7.9	255,980	7.3
Commercial business	801,019	11.9	796,264	12.1	497,948	11.5	467,286	11.9	465,765	13.3
Consumer	466,764	7.0	517,839	7.9	455,829	10.5	456,657	11.6	450,875	12.9
Total loans	$6,705,232	100.0%	$6,571,634	100.0%	$4,314,248	100.0%	$3,927,808	100.0%	$3,495,370	100.0%

Loan Maturities and Interest Rate Sensitivity

Loan maturities and interest rate characteristics for specific lending portfolios is presented in the following table:

	At December 31, 2019
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$126,069	$15,204	$5,006	$146,279
Commercial AD&C loans	599,786	34,460	49,764	684,010
Commercial business loans (1)	504,845	225,269	70,905	801,019
Total	$1,230,700	$274,933	$125,675	$1,631,308

Rate Terms:
Fixed	$170,112	$199,825	$70,062	$439,999
Variable or adjustable	1,060,588	75,108	55,613	1,191,309
Total	$1,230,700	$274,933	$125,675	$1,631,308

(1) Loans not secured by real estate

Composition of Investment Securities

The composition of investment securities for the periods indicated is presented in the following table:

	December 31,
(Dollars in thousands)	2019	%	2018	%	2017	%
Available-for-Sale: (1)
U.S. treasuries and government agencies	$258,495	23.0%	$296,678	29.4%	$106,568	13.8%
State and municipal	233,649	20.8	282,024	27.9	312,253	40.3
Mortgage-backed and asset-backed(2)	570,759	50.7	348,515	34.4	300,040	38.7
Corporate debt	9,552	0.8	9,240	0.9	9,432	1.2
Trust preferred	310	-	310	-	1,002	0.1
Marketable equity securities	568	0.1	568	0.1	212	-
Total available-for-sale securities(3)	1,073,333	95.4	937,335	92.7	729,507	94.1

Other Equity:
Other equity securities	51,803	4.6	73,389	7.3	45,518	5.9
Total other equity securities	51,803	4.6	73,389	7.3	45,518	5.9
Total Securities(3)	$1,125,136	100.0%	$1,010,724	100.0%	$775,025	100.0%

(1) At estimated fair value.

(2) Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3) The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2019, 2018 or 2017.

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed and asset-backed securities and collateralized mortgage obligations and state and municipal securities. The investment portfolio increased to $1.1 billion at December 31, 2019, from $1.0 billion at December 31, 2018. The investment portfolio’s growth of 11% from December 31, 2018 to December 31, 2019 was the result of cash flows associated with the deposit growth experienced during 2019. In addition to the growth of the portfolio during 2019, the composition of the portfolio migrated from U.S. treasuries and government agencies and state and municipal securities to mortgage-backed and asset backed securities to provide for greater cash flow from investment portfolio. At December 31, 2019, mortgage and asset-backed securities comprised 50% of the investment portfolio compared to 34% at December 31, 2018.

At December 31, 2019, 98% of the investment portfolio was invested in Aa/AA or Aaa/AAA rated securities. The duration of the portfolio decreased to 3.5 years at December 31, 2019 compared to 3.9 years at December 31, 2018 as a result of the declining interest rate environment experienced in 2019. The composition and duration of the investment portfolio has resulted in a portfolio with low credit risk that is expected to provide the liquidity needed to meet lending and other funding demands. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Maturities and weighted average yields for investment securities available-for-sale at December 31, 2019 are presented in the following table. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity.

Maturity of Investment Securities

	Years to Maturity at December 31, 2019
	Within		After One Year		After Five Years
	One Year or Less		Through Five years		Through Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available-for-Sale (1)
U. S. treasuries
and government agencies	$69,330	2.68%	$96,507	2.09%	$-	-%	$94,457	2.60%	$260,294	2.43%
State and municipal (2)	33,054	4.57	75,432	4.04	73,741	3.67	47,082	4.22	229,309	4.03
Mortgage-backed	822	2.86	6,969	3.07	54,799	2.92	505,783	2.47	568,373	2.52
Corporate debt	-	-	-	-	9,100	5.94	-	-	9,100	5.94
Trust preferred	-	-	-	-	-	-	310	5.27	310	5.27
Total	$103,206	3.28	$178,908	2.95	$137,640	3.52	$647,632	2.62	$1,067,386	2.85

(1) At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2) Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 21%.

Other Earning Assets

Residential mortgage loans held for sale increased $31 million to $54 million at December 31, 2019 compared to $23 million as of December 31, 2018 due to the increase in volume of originations as a result of the favorable interest rate environment and the strategic decision to sell the majority of the new mortgage loan production in 2019. Interest-bearing deposits with banks increased by $30 million to $63 million at December 31, 2019 compared to $34 million at December 31, 2018 as a result of an increase in daily anticipated funding requirements during the year.

Deposits

The composition of deposits for the periods indicated is presented in the following table:

	December 31,
	2019		2018		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$1,892,052	29.4%	$1,750,319	29.6%	$141,733	8.1%
Interest-bearing deposits:
Demand	836,433	13.0	703,145	11.9	133,288	19.0
Money market savings	1,839,593	28.5	1,605,024	27.1	234,569	14.6
Regular savings	329,919	5.1	330,231	5.6	(312)	(0.1)
Time deposits of less than $100,000	463,431	7.2	427,421	7.2	36,010	8.4
Time deposits of $100,000 or more	1,078,891	16.8	1,098,740	18.6	(19,849)	(1.8)
Total interest-bearing deposits	4,548,267	70.6	4,164,561	70.4	383,706	9.2
Total deposits	$6,440,319	100.0%	$5,914,880	100.0%	$525,439	8.9

Deposits and Borrowings

Total deposits at December 31, 2019 were $6.4 billion compared to $5.9 billion at December 31, 2018, a 9% increase during the period. Deposit growth reduced the loan-to-deposit ratio to 104% at the end of 2019 compared to 111% at the end of 2018. The increase from year-end 2018 was driven by increases in non-interest bearing demand, interest-bearing demand and money market deposit categories. During 2019, money market accounts grew 15%, demand deposits grew 19%, core time deposits grew 8% and non-interest bearing deposits grew 8%. The increase in the money market deposit products can be attributed to focused deposit gathering efforts during 2019. During the year, money market accounts that established a linked demand deposit relationship were offered at promotional rates. This led to the double digit growth in both of these deposit products. Additionally, demand deposit growth was further supplemented through the initiation of a deposit sweep product offering instituted during 2019. Growth in certificates of deposit less than $100,000 occurred due to higher rates that were offered as part of the effort to gather deposits during the year. The growth in these categories of core deposits enabled the reduction of brokered deposit relationships and the resulting 2% decline in certificates of deposit greater than $100,000. Interest-bearing deposits represented 71% of total deposits with the remaining 29% in noninterest-bearing balances at December 31, 2019. At December 31, 2018, interest-bearing deposits represented 70% of total deposits while 30% represented noninterest-bearing deposits.

In addition to the reduction of brokered deposits, total borrowings decreased 23% at December 31, 2019 compared to December 31, 2018. The decrease was the result of utilizing the growth in deposits to reduce the borrowing position of the Company as the rates paid on deposits were more favorable than the rates paid on certain borrowings. During the last quarter of 2019, the Company issued $175 million in subordinated debt at a 4.25% fixed-to-floating rate. The proceeds from the debt provides capital for future growth in the real estate lending portfolio, in addition to providing funds to reduce higher priced funding sources.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Stockholders’ equity at December 31, 2019 was $1.13 billion compared $1.07 billion at December 31, 2018. This increase in stockholders’ equity was due to net income in 2019, which was partially offset by dividends paid to stockholders during 2019. Additionally, during 2019 the Company repurchased approximately 668,000 shares resulting in a $24.3 million reduction in stockholders’ equity. The ratio of average equity to average assets was 13.25% for the year ended December 31, 2019, as compared to 12.87% for the year ended December 31, 2018.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

Risk-Based Capital Ratios

			Minimum
	Ratios at December 31,		Regulatory
	2019	2018	Requirements
Total Capital to risk-weighted assets	14.85%	12.26%	8.00%

Tier 1 Capital to risk-weighted assets	11.21%	11.06%	6.00%

Common Equity Tier 1 Capital to risk-weighted assets	11.06%	10.90%	4.50%

Tier 1 Leverage	9.70%	9.50%	4.00%

Regulatory capital at December 31, 2019 is comprised of tier 1 capital of $794 million and total qualifying capital of $1.1 billion. As of December 31, 2019, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

The minimum capital level requirements applicable to the Company and the Bank are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. Covered financial institutions must also maintain a “capital conservation buffer” of 2.5% above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Tangible common equity totaled $782.3 million at December 31, 2019, compared to $726.7 million at December 31, 2018. At December 31, 2019, the ratio of tangible common equity to tangible assets has increased to 9.46% compared to 9.21% at December 31, 2018. The growth in tangible common equity in 2019 is a direct result of the retention of earnings net of dividend paid during the year. As a result of stock repurchases during 2019, common equity was reduced by $24 million.

A reconciliation of the non-GAAP ratio of tangible equity to tangible assets and tangible book value per share are provided in the following table.

Tangible Common Equity Ratio – Non-GAAP

	December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Tangible common equity ratio:
Total stockholders' equity	$1,132,974	$1,067,903	$563,816	$533,572	$524,427
Accumulated other comprehensive loss	4,332	15,754	6,857	6,614	1,297
Goodwill	(347,149)	(347,149)	(85,768)	(85,768)	(84,171)
Other intangible assets, net	(7,841)	(9,788)	(580)	(680)	(138)
Tangible common equity	$782,316	$726,720	$484,325	$453,738	$441,415

Total assets	$8,629,002	$8,243,272	$5,446,675	$5,091,383	$4,655,380
Goodwill	(347,149)	(347,149)	(85,768)	(85,768)	(84,171)
Other intangible assets, net	(7,841)	(9,788)	(580)	(680)	(138)
Tangible assets	$8,274,012	$7,886,335	$5,360,327	$5,004,935	$4,571,071

Tangible common equity ratio	9.46%	9.21%	9.04%	9.07%	9.66%
Tangible book value per share	$22.37	$20.45	$20.18	$18.98	$18.17

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

Total non-performing loans, which exclude acquired non-performing loans, increased 15% to $41.3 million at December 31, 2019 compared to $36.0 million at December 31, 2018. The growth in non-performing loans over the prior year occurred primarily as a result of increases in segments of the loan portfolio secured by real estate. During 2019, non-performing commercial loans increased $2.6 million while non-performing residential real estate loans increased $2.5 million. The ratio of non-performing loans to total loans increased to 0.62% at December 31, 2019 from 0.55% at December 31, 2018. The diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio. The local economic conditions and levels of non-performing loans can be influenced by any volatility being experienced in various sectors of the economy on both a regional and national level. Management monitors the performance within various sectors of the portfolio.

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

The Company makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan losses was $4.7 million in 2019, $9.0 million in 2018 and $3.0 million in 2017. The decrease in the provision for 2019 as compared to 2018 reflects the impact of lower organic growth in the loan portfolio year over year in addition to the impact of an improvement in the qualitative credit metrics of the loan portfolio and the stability of collateral values during the previous twelve months The provision for 2018 compared to compared to 2017 increased due to the effect of the organic loan growth in the portfolio year over year in addition to the impact of acquired loans being re-underwritten as they reached maturity under their original lending arrangements and ceased to be accounted for as acquired loans.

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

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. Neither the servicing assets associated with sales during 2018 or prior year periods, nor the income earned by the Company on its loan servicing rights during such periods, was significant. The Company did not engage in any whole loan sales during 2019.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. At both December 31, 2019, and December 31, 2018, the amortized cost of the Company's mortgage loan servicing rights was $1.1 million. The Company did not incur any impairment losses during 2019.

Allowance for Loan Losses

The following table presents a five-year history for the allocation of the allowance for losses. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate loan losses; however, the allocation does not restrict the usage of the allowance for any specific loan or lease category.

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Residential real estate:
Residential mortgage	$8,803	$8,881	$7,273	$7,261	$6,901
Residential construction	967	1,261	1,243	963	894
Total residential real estate	9,770	10,142	8,516	8,224	7,795
Commercial real estate:
Commercial investor	18,407	17,603	14,438	12,939	10,440
Commercial owner occupied	6,884	6,307	6,931	7,885	7,984
Commercial AD&C	7,590	5,944	3,839	4,652	4,691
Total commercial real estate	32,881	29,854	25,208	25,476	23,115

Commercial Business	11,395	11,377	9,161	7,539	6,529
Consumer	2,086	2,113	2,372	2,828	3,456
Total allowance	$56,132	$53,486	$45,257	$44,067	$40,895

During 2019, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan losses. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers.

At December 31, 2019, total non-performing loans were $41.3 million, or 0.62% of total loans, compared to $36.0 million, or 0.55% of total loans, at December 31, 2018. The allowance represented 136% of non-performing loans at December 31, 2019 as compared to 149% at December 31, 2018. While non-performing loans increased during the year, the related reserves for those loans remained relatively stable due to the adequacy of their collateral values. The allowance for loan losses as a percent of total loans was 0.84% at December 31, 2019 as compared to 0.81% at December 31, 2018.

Continued analysis of the actual loss history on problem credits in 2019 and 2018 provided an indication that the coverage of the inherent losses on problem credits was adequate. The Company continues to monitor the impact of economic conditions on its commercial customers, the status of the underlying collateral of non-accruals, inflow in criticized loans and early stage delinquencies. These credit metrics support management’s outlook for credit quality performance and supports the assessment of the adequacy of the allowance for loan losses.

The balance of impaired loans was $24.8 million with specific allowances of $5.5 million against those loans at December 31, 2019, as compared to $22.2 million with specific allowances of $4.9 million, at December 31, 2018.

The Company's borrowers are concentrated in central Maryland, Northern Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 88% of total loans at December 31, 2019 and 88% of total loans at December 31, 2018. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Loss Experience

The following table presents the activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Balance, January 1	$53,486	$45,257	$44,067	$40,895	$37,802
Provision for loan losses	4,684	9,023	2,977	5,546	5,371
Loan charge-offs:
Residential real estate:
Residential mortgage	(690)	(225)	(87)	(1,404)	(614)
Residential construction	-	-	-	-	-
Commercial real estate:
Commercial investor	-	(131)	-	(197)	(91)
Commercial owner occupied	-	-	(248)	-	(1,043)
Commercial AD&C	-	-	-	(48)	(739)
Commercial business	(1,195)	(449)	(1,538)	(597)	(306)
Leases	-	-	-	-	(4)
Consumer	(783)	(611)	(693)	(888)	(998)
Total charge-offs	(2,668)	(1,416)	(2,566)	(3,134)	(3,795)
Loan recoveries:
Residential real estate:
Residential mortgage	138	62	150	358	145
Residential construction	8	15	26	32	51
Commercial real estate:
Commercial investor	16	87	101	133	20
Commercial owner occupied	-	-	-	5	3
Commercial AD&C	228	62	103	40	580
Commercial business	49	258	94	44	475
Leases	-	-	-	-	-
Consumer	191	138	305	148	243
Total recoveries	630	622	779	760	1,517
Net charge-offs	(2,038)	(794)	(1,787)	(2,374)	(2,278)
Balance, period end	$56,132	$53,486	$45,257	$44,067	$40,895

Net charge-offs to average loans	0.03%	0.01%	0.04%	0.06%	0.07%
Allowance to total loans	0.84%	0.81%	1.05%	1.12%	1.17%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated:

	At December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-accrual loans
Residential real estate
Residential mortgage	$12,661	$9,336	$7,196	$7,257	$8,822
Residential construction	-	159	177	195	418
Commercial real estate:
Commercial investor	8,437	5,355	5,575	8,107	8,368
Commercial owner occupied	4,148	4,234	3,582	4,823	6,340
Commercial AD&C	829	3,306	136	137	194
Commercial business	8,450	7,086	6,703	5,833	3,696
Consumer	4,107	4,107	2,967	2,859	2,193
Total non-accrual loans(1)	38,632	33,583	26,336	29,211	30,031

Loans 90 days past due
Residential real estate:
Residential mortgage	-	221	225	232	-
Residential construction	-	-	-	-	-
Commercial real estate:
Commercial investor	-	-	-	-	-
Commercial owner occupied	-	-	-	-	-
Commercial AD&C	-	-	-	-	-
Commercial business	-	49	-	-	-
Consumer	-	219	-	-	-
Total 90 days past due loans	-	489	225	232	-

Restructured loans (accruing)	2,636	1,942	2,788	2,489	4,467
Total non-performing loans(2), (3)	41,268	36,014	29,349	31,932	34,498
Other real estate owned, net	1,482	1,584	2,253	1,911	2,742
Total non-performing assets	$42,750	$37,598	$31,602	$33,843	$37,240

Non-performing loans to total loans	0.62%	0.55%	0.68%	0.81%	0.99%
Non-performing assets to total assets	0.50%	0.46%	0.58%	0.66%	0.80%
Allowance for loan losses to non-performing loans	136.02%	148.51%	154.20%	138.00%	118.54%

(1) Gross interest income that would have been recorded in 2019 if non-accrual loans shown above had been current and in accordance with their original terms was $1.9 million. No interest income was accrued on these loans during the year. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.

(2) Performing loans considered potential problem loans, as defined and identified by management, amounted to $7.6 million at December 31, 2019. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms, well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

(3) Purchased credit impaired loans are not included in non-performing loans disclosure. As of December 31, 2019 these loans totaled $13.1 million.

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

The Company’s interest rate risk management goals are (1) to increase net interest income at a growth rate consistent with the growth rate of total assets, and (2) to minimize fluctuations in net interest income as a percentage of interest-earning assets. Management attempts to achieve these goals by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets; by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched; by maintaining a pool of administered core deposits; and by adjusting pricing rates to market conditions on a continuing basis.

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

The balance sheet is subject to quarterly testing for eight alternative interest rate shock possibilities to indicate the inherent interest rate risk. Projected interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”), although the Company may elect not to use particular scenarios that it determines are impractical in a current rate environment. It is management’s goal to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. The Company augments its quarterly interest rate shock analysis with alternative external interest rate scenarios on a monthly basis. These alternative interest rate scenarios may include non-parallel rate ramps and non-parallel yield curve twists.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2019	11.26%	8.71%	6.06%	3.06%	(3.47%)	N/A	N/A	N/A
December 31, 2018	2.74%	2.29%	2.38%	1.15%	(1.74%)	(3.15%)	N/A	N/A

As shown above, measures of net interest income at risk at December 31, 2019 had improved in every rising interest rate change scenario from December 31, 2018, however this measure declined in the decreasing interest rate scenario. All measures remained well within prescribed policy limits. The significant improvement in the risk position from December 31, 2018 to December 31, 2019 in the rising rate scenarios is driven by the asset sensitivity that exists in the balance sheet. In the decreasing interest rate scenario, while the reduction in the FHLB borrowings during the year produced a positive impact, this was more than offset by effect from the shortened loan durations as interest rate decreased over the preceding twelve months.

The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities.

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2019	(9.13%)	(5.54%)	(2.34%)	(0.06%)	(0.95%)	N/A	N/A	N/A
December 31, 2018	(10.23%)	(7.18%)	(3.61%)	(1.70%)	(0.77%)	(2.80%)	N/A	N/A

The measure of the economic value of equity (“EVE”) at risk improved at December 31, 2019 compared to December 31, 2018 in all rising rate interest rate change scenarios and eroded in the declining rate scenario. The primary driver of the improvements in the EVE risk position as rates rose was the result of the impact that lengthened durations and higher market interest rates had on core deposits, in addition to the recent issuance of the subordinated debt. These improvements in the EVE position were partially offset by the decline in the market values of loans and securities as the rise in rates lengthened their respective durations.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2019. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 67% of total interest-earning assets at December 31, 2019. In addition, loan payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

In addition to factors discussed above that can affect liquidity, the Company’s growth, mortgage banking activities and changes in the liquidity of the investment portfolio due to fluctuations in interest rates are also taken into consideration. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of December 31, 2019, provides an indication of liquidity versus requirements that the Company utilizes to determine how it will fund loans and other earning assets.

The Company has external sources of funds that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $2.4 billion, all of which was available for borrowing based on pledged collateral, with $513.8 million borrowed against it as of December 31, 2019. The Company also had lines of credit available from the Federal Reserve of $443.3 million at December 31, 2019 collateralized by portfolio loans. In addition, the Company had unsecured lines of credit with correspondent banks of $730.0 million at December 31, 2019. Outstanding borrowings against these lines of credit amounted to $75.0 million. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2019.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2019, the Bank could have declared a dividend of $167 million to Bancorp. At December 31, 2019, Bancorp had liquid assets of $90 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

The Company has various contractual obligations that affect its cash flows and liquidity. For information regarding material contractual obligations, please see “Market Risk Management” previously discussed, “Contractual Obligations” below, and “Note 7-Premises and Equipment,” “Note 11-Borrowings,” “Note 15-Pension, Profit Sharing and Other Employee Benefit Plans,” “Note 20-Financial Instruments with Off-balance Sheet Risk and Derivatives,” and “Note 22-Fair Value” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

With the exception of the Company’s obligations in connection with its irrevocable letters of credit and loan commitments, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For additional information on off-balance sheet arrangements, please see “Note 20-Financial Instruments with Off-balance Sheet Risk and Derivatives” and “Note 11-Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management”.

Contractual Obligations

The Company enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances, operating leases related to branch and administrative facilities and a long-term contract with a data processing provider. Payments required under these obligations, are set forth in the table following as of December 31, 2019.

	Projected Maturity Date or Payment Period(1)
		Less than			After
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Retail repurchase agreements	$213,605	$213,605	$-	$-	$-
Advances from FHLB	513,777	134,167	307,110	72,500	-
Certificates of deposit	1,542,322	1,134,309	376,484	31,529	-
Operating lease obligations	92,284	10,741	20,311	18,502	42,730
Purchase obligations (2)	16,267	4,809	7,176	4,282	-
Total	$2,378,255	$1,497,631	$711,081	$126,813	$42,730

(1) Assumed a seven year term for purposes of this table.

(2) Represents payments required under contract, based on average monthly charges for 2019 with the Company’s current data processing service provider that expires in September 2024.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The information required by this item is incorporated by reference to Part II, Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Internal Control Over Financial Reporting

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The attestation reports by the Company’s independent registered public accounting firm, Ernst & Young LLP, on the Company’s internal control over financial reporting begins on the following pages.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan losses
Description of the Matter

As of December 31, 2019, the Company’s loan portfolio totaled $6.7 billion, and the allowance for loan losses (“allowance”) was $56.1 million. As described in Notes 1 and 6 to the consolidated financial statements, the Company estimates an allowance for loan losses representing the probable estimate of losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio. As stated in Note 1, the Company’s methodology for assessing the appropriateness of the allowance includes a general component reflecting historical losses, as adjusted, by loan portfolio segment, and a specific component for impaired loans. The general component is based upon historical loss experience and is supplemented by the inclusion of risk factors to address various risk characteristics of the Company’s loan portfolio.

Auditing management’s estimate of the allowance involved a high degree of subjectivity due to the nature of the risk factor adjustments that are included in the general component of the Company’s allowance. Management’s identification and measurement of the risk factors is highly judgmental and could have a significant effect on the allowance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its allowance for loan losses, including management’s identification and determination of the risk factors that adjust the general component. We tested controls over the review of the completeness and accuracy of the data used to develop the risk factor adjustments, and management’s review and approval of the final risk factor adjustments.

To test the risk factor adjustments, we performed audit procedures that included, among others, evaluating whether the risk factor adjustments were determined in accordance with the Company’s established methodology. We evaluated the overall appropriateness of the risk factor adjustments by comparing the general component of the allowance, inclusive of the risk factors, to the Company’s loss experience at various points within the credit cycle. We also evaluated Management’s identification and measurement of the risk factor adjustments by testing the completeness and accuracy of the third-party and internally available Company-specific data used by management in measuring the risk factor adjustments. For example, we agreed data used to support the risk factor adjustments regarding changes in local, regional and national economic conditions, to independently-obtained third-party data and/or internally available Company-specific data, as appropriate. We also evaluated the overall allowance amount, inclusive of the risk factor adjustments, and whether the amount appropriately reflects losses incurred in the loan portfolio as of the consolidated balance sheet date. For example, we compared certain of the Company’s allowance ratios, to the ratios of the Company’s peers and evaluated trends in the allowance compared to relevant company-specific trends.

/s/ Ernst & Young

We have served as the Company’s auditor since 2013.

Tysons, Virginia

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young

Tysons, Virginia

February 21, 2020

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Assets
Cash and due from banks	$82,469	$67,014
Federal funds sold	208	609
Interest-bearing deposits with banks	63,426	33,858
Cash and cash equivalents	146,103	101,481
Residential mortgage loans held for sale (at fair value)	53,701	22,773
Investments available-for-sale (at fair value)	1,073,333	937,335
Other equity securities	51,803	73,389
Total loans	6,705,232	6,571,634
Less: allowance for loan losses	(56,132)	(53,486)
Net loans	6,649,100	6,518,148
Premises and equipment, net	58,615	61,942
Other real estate owned	1,482	1,584
Accrued interest receivable	23,282	24,609
Goodwill	347,149	347,149
Other intangible assets, net	7,841	9,788
Other assets	216,593	145,074
Total assets	$8,629,002	$8,243,272

Liabilities
Noninterest-bearing deposits	$1,892,052	$1,750,319
Interest-bearing deposits	4,548,267	4,164,561
Total deposits	6,440,319	5,914,880
Securities sold under retail repurchase agreements and federal funds purchased	213,605	327,429
Advances from FHLB	513,777	848,611
Subordinated debentures	209,406	37,425
Accrued interest payable and other liabilities	118,921	47,024
Total liabilities	7,496,028	7,175,369

Stockholders' Equity
Common stock -- par value $1.00 ; shares authorized 100,000,000; shares issued and outstanding 34,970,370
and 35,530,734 at December 31, 2019 and 2018, respectively	34,970	35,531
Additional paid in capital	586,622	606,573
Retained earnings	515,714	441,553
Accumulated other comprehensive loss	(4,332)	(15,754)
Total stockholders' equity	1,132,974	1,067,903
Total liabilities and stockholders' equity	$8,629,002	$8,243,272

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017
Interest Income:
Interest and fees on loans	$316,550	$293,131	$172,091
Interest on loans held for sale	1,607	1,245	279
Interest on deposits with banks	2,129	1,304	410
Interest and dividends on investment securities:
Taxable	21,739	20,516	13,881
Exempt from federal income taxes	5,834	7,855	8,111
Interest on federal funds sold	10	31	27
Total interest income	347,869	324,082	194,799
Interest Expense:
Interest on deposits	61,681	39,139	13,256
Interest on retail repurchase agreements and federal funds purchased	1,161	1,169	337
Interest on advances from FHLB	16,578	21,408	12,426
Interest on subordinated debt	3,141	1,921	12
Total interest expense	82,561	63,637	26,031
Net interest income	265,308	260,445	168,768
Provision for loan losses	4,684	9,023	2,977
Net interest income after provision for loan losses	260,624	251,422	165,791
Non-interest Income:
Investment securities gains	77	190	1,273
Service charges on deposit accounts	9,692	9,324	8,298
Mortgage banking activities	14,711	7,073	2,734
Wealth management income	22,669	21,284	19,146
Insurance agency commissions	6,612	6,158	6,231
Income from bank owned life insurance	3,165	4,327	2,403
Bank card fees	5,616	5,567	4,827
Other income	8,780	7,126	6,331
Total non-interest income	71,322	61,049	51,243
Non-interest Expense:
Salaries and employee benefits	103,950	96,998	73,132
Occupancy expense of premises	19,470	18,352	13,053
Equipment expenses	10,720	9,335	7,015
Marketing	4,456	3,924	3,119
Outside data services	7,567	6,603	5,486
FDIC insurance	2,260	5,095	3,305
Amortization of intangible assets	1,946	2,162	101
Merger and acquisition expenses	1,312	11,766	4,252
Professional fees and services	6,978	6,056	4,492
Other expenses	20,426	19,492	15,144
Total non-interest expense	179,085	179,783	129,099
Income before income taxes	152,861	132,688	87,935
Income tax expense	36,428	31,824	34,726
Net income	$116,433	$100,864	$53,209

Net Income Per Share Amounts:
Basic net income per share	$3.25	$2.82	$2.20
Diluted net income per share	$3.25	$2.82	$2.20
Dividends declared per share	$1.18	$1.10	$1.04

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net income	$116,433	$100,864	$53,209
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains/(losses) on investments available-for-sale	14,429	(9,925)	(294)
Related income tax expense/ (benefit)	(3,742)	2,600	108
Net investment gains reclassified into earnings	(77)	(190)	(1,273)
Related income tax expense	20	50	504
Net effect on other comprehensive income/(loss)	10,630	(7,465)	(955)

Defined benefit pension plan:
Recognition of unrealized loss	1,175	135	1,202
Related income tax expense	(383)	(90)	(490)
Net effect on other comprehensive income	792	45	712
Total other comprehensive income/(loss)	11,422	(7,420)	(243)
Comprehensive income	$127,855	$93,444	$52,966

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Operating activities:
Net income	$116,433	$100,864	$53,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,398	12,516	7,976
Provision for loan losses	4,684	9,023	2,977
Share based compensation expense	3,042	2,645	2,164
Deferred income tax expense	1,719	5,655	6,089
Origination of loans held for sale	(887,216)	(416,337)	(142,877)
Proceeds from sales of loans held for sale	869,294	441,023	149,367
Gains on sales of loans held for sale	(13,006)	(11,699)	(3,403)
(Gain)/loss on sales of other real estate owned	173	200	(68)
Investment securities gains	(77)	(190)	(1,273)
Loss on sales of premises and equipment	269	-	-
Tax benefits associated with share based compensation	92	299	1,809
Net (increase)/decrease in accrued interest receivable	1,327	(2,622)	(891)
Net (increase)/decrease in other assets	(3,664)	5,020	(9,829)
Net decrease in accrued expenses and other liabilities	(5,804)	(2,721)	(1,007)
Other – net	(721)	3,970	5,174
Net cash provided by operating activities	99,943	147,646	69,417
Investing activities:
Proceeds (purchases) of other equity securities	21,586	(8,784)	576
Purchases of investments available-for-sale	(326,604)	(161,349)	(125,028)
Proceeds from sales of investment available-for-sale	2,926	117,354	2,251
Proceeds from maturities, calls and principal payments of investments available-for-sale	199,652	106,114	123,762
Net increase in loans	(134,012)	(641,521)	(427,773)
Proceeds from the sales of other real estate owned	324	1,151	1,275
Proceeds from sale of loans held for investment	-	59,945	40,031
Acquisition of business activity, net of cash paid	-	32,487	-
Expenditures for premises and equipment	(5,148)	(10,401)	(7,441)
Net cash used in investing activities	(241,276)	(505,004)	(392,347)
Financing activities:
Net increase in deposits	525,439	340,376	386,118
Net increase/(decrease) in retail repurchase agreements and federal funds purchased	(113,824)	201,184	(5,760)
Proceeds from advances from borrowings	2,298,000	5,477,000	3,965,000
Repayment of advances from borrowings	(2,457,834)	(5,633,579)	(3,989,167)
Retirement of subordinated debt	-	-	(30,000)
Proceeds from issuance of common stock	1,433	1,395	1,200
Stock rendered for payment of withholding taxes	(703)	(760)	(952)
Repurchase of Common Stock	(24,284)	-	-
Dividends paid	(42,272)	(39,277)	(25,134)
Net cash provided by financing activities	185,955	346,339	301,305
Net increase (decrease) in cash and cash equivalents	44,622	(11,019)	(21,625)
Cash and cash equivalents at beginning of year	101,481	112,500	134,125
Cash and cash equivalents at end of year	$146,103	$101,481	$112,500

Supplemental Disclosures:
Interest payments	$84,448	$60,504	$26,377
Income tax payments	33,795	25,664	31,738
Transfers from loans to residential mortgage loans held for sale	-	60,043	39,744
Transfers from loans to other real estate owned	414	289	1,588

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

`					Accumulated
			Additional		Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)		Stock	Capital	Earnings	Income (Loss)	Equity
	Balances at January 1, 2017	$23,901	$165,871	$350,414	$(6,614)	$533,572
	Net income	-	-	53,209	-	53,209
	Other comprehensive loss, net of tax	-	-	-	(243)	(243)
	Common stock dividends $1.04 per share	-	-	(25,134)	-	(25,134)
	Stock compensation expense	-	2,164	-	-	2,164
	Common stock issued pursuant to:
	Stock option plan - 30,567 shares	31	562	-	-	593
	Employee stock purchase plan - 17,578 shares	17	590	-	-	607
	Restricted stock - 47,064 shares	47	(999)	-	-	(952)
	Balances at December 31, 2017	23,996	168,188	378,489	(6,857)	563,816
	Net income	-	-	100,864	-	100,864
	Other comprehensive loss, net of tax	-	-	-	(7,420)	(7,420)
	Common stock dividends $1.10 per share	-	-	(39,277)	-	(39,277)
	Stock compensation expense	-	2,645	-	-	2,645
	Common stock issued pursuant to:
	Acquisition of WashingtonFirst Bankshares Inc. - 11,446,197 shares	11,446	435,194	-	-	446,640
	Stock option plan - 20,888 shares	21	420	-	-	441
	Employee stock purchase plan - 28,996 shares	29	925	-	-	954
	Restricted stock - 38,360 shares	39	(799)	-	-	(760)
	Reclassification of tax effects from other comprehensive income	-	-	1,477	(1,477)	-
	Balances at December 31, 2018	35,531	606,573	441,553	(15,754)	1,067,903
	Net income	-	-	116,433	-	116,433
	Other comprehensive income, net of tax	-	-	-	11,422	11,422
	Common stock dividends $1.18 per share	-	-	(42,272)	-	(42,272)
	Stock compensation expense	-	3,042	-	-	3,042
	Common stock issued pursuant to:
	Stock option plan - 15,080 shares	15	319	-	-	334
	Directors stock purchase plan - 867 shares	1	29	-	-	30
	Employee stock purchase plan - 37,091 shares	37	1,032	-	-	1,069
	Restricted stock - 54,789 shares	54	(757)	-	-	(703)
	Purchase of treasury shares	(668)	(23,616)	-	-	(24,284)
	Balances at December 31, 2019	$34,970	$586,622	$515,714	$(4,332)	$1,132,974

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

Wealth Management Income

West Financial Services, Inc., a subsidiary of the Bank, provides comprehensive investment management and financial planning services. Wealth management income is comprised of income for providing trust, estate and investment management services. Trust services include acting as a trustee for corporate or personal trusts. Investment management services include investment management, record-keeping and reporting of security portfolios. Fees for these services are recognized based on a contractually-agreed fixed percentage applied to net assets under management at the end of each reporting period. The Company does not charge or recognize any performance-based fees.

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

Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company assesses qualitative factors on a quarterly basis. Based on the assessment of these qualitative factors, if it is determined that it is more likely than not that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that it is more likely than not that the carrying value exceeds the fair value the first step, described above, of the two-step process must be performed. At December 31, 2019 and 2018 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

Interest Rate Swap Agreements

The Company enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in exact offsetting terms to swaps that the Company enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. The Company's swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income. Further discussion of the Company's financial derivatives is set forth in Note 20 to the Consolidated Financial Statements.

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

The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns by the Internal Revenue Service, as well as all of the states where it conducts business, for the years ending after December 31, 2016. There are currently no examinations in process as of December 31, 2019.

Adopted Accounting Pronouncements

The FASB issued Update No. 2016-02, Leases, in February 2016. From the lessee’s perspective, the new standard requires a lessee to record a right of use (“ROU”) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted the standard on January 1, 2019 (“adoption date”) using modified retrospective approach. The Company elected the transition option to apply the provisions of the new standard only as of the adoption date and did not restate comparative historical periods presented. The Company also elected a package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification of those leases in existence as of the adoption date.

The standard had a material impact on the Company’s Consolidated Statements of Condition, but did not have a material impact on Consolidated Statements of Income. The most significant impact at the adoption date was the recognition of ROU assets and lease liabilities for operating leases which totaled $77.7 million and $85.1 million, respectively. Refer to Note 8 for other required disclosures.

NOTE 2 – PENDING ACQUISITION

On September 23, 2019, the Company and Revere Bank (“Revere”) entered into a definitive agreement for the Company to acquire the Maryland-based Revere.

Under the terms of the agreement, Revere shareholders will receive 1.05 shares of Sandy Spring common stock for each share of Revere common stock. Upon closing, Sandy Spring shareholders will own approximately 74% of the combined company and Revere shareholders will own approximately 26% of the combined company. The Company, the Bank and Revere have received all required regulatory and shareholder approvals necessary to complete the merger. Completion of the transaction is subject to the satisfaction of customary closing conditions. The transaction is expected to close in the beginning of the second quarter of 2020.

As of December 31, 2019, Revere had more than $2.8 billion in assets and operated 11 full-service community banking offices throughout the Washington D.C. metropolitan region.

Note 3 – Cash and Due from Banks

The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2019 was $105.3 million and in 2018 was $70.0 million.

Note 4 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at December 31 are presented in the following table:

	2019				2018
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. treasuries and government agencies	$260,294	$887	$(2,686)	$258,495	$300,338	$370	$(4,030)	$296,678
State and municipal	229,309	4,377	(37)	233,649	280,725	2,080	(781)	282,024
Mortgage-backed and asset-backed	568,373	3,268	(882)	570,759	355,267	653	(7,405)	348,515
Corporate debt	9,100	452	-	9,552	9,100	140	-	9,240
Trust preferred	310	-	-	310	310	-	-	310
Total debt securities	1,067,386	8,984	(3,605)	1,072,765	945,740	3,243	(12,216)	936,767
Marketable equity securities	568	-	-	568	568	-	-	568
Total investments available-for-sale	$1,067,954	$8,984	$(3,605)	$1,073,333	$946,308	$3,243	$(12,216)	$937,335

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal or mortgage-backed and asset-backed securities at December 31, 2019 are the result of changes in interest rates. These declines are considered temporary in nature and will decline over time and recover as these securities approach maturity.

The mortgage-backed and asset backed portfolio at December 31, 2019 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($153.4 million), GNMA, FNMA or FHLMC mortgage-backed securities ($347.1 million) and SBA asset-backed securities ($70.3 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

Gross unrealized losses and fair values by length of time that individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following table:

	2019
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	12	$151,132	$2,211	$475	$2,686
State and municipal	3	7,227	37	-	37
Mortgage-backed and asset-backed	35	184,784	508	374	882
Total	50	$343,143	$2,756	$849	$3,605

	2018
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	33	$194,135	$452	$3,578	$4,030
State and municipal	80	78,232	569	212	781
Mortgage-backed	110	308,254	1,592	5,813	7,405
Total	223	$580,621	$2,613	$9,603	$12,216

The estimated fair values of debt securities available-for-sale by contractual maturity at December 31 are provided in the following table. The Company has allocated mortgage-backed and asset-backed securities into the four maturity groupings reflected in the following table using the expected average life of the individual securities based on statistics provided by independent third party industry sources. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	2019
	One Year	One to	Five to	After Ten
(In thousands)	or less	Five Years	Ten Years	Years	Total
U.S. treasuries and government agencies	$69,799	$96,709	$-	$91,987	$258,495
State and municipal	33,311	76,723	75,820	47,795	233,649
Mortgage-backed and asset-backed	852	7,125	55,226	507,556	570,759
Corporate debt	-	-	9,552	-	9,552
Trust preferred	-	-	-	310	310
Total available-for-sale debt securities	$103,962	$180,557	$140,598	$647,648	$1,072,765

	2018
	One Year	One to	Five to	After Ten
(In thousands)	or less	Five Years	Ten Years	Years	Total
U.S. treasuries and government agencies	$6,952	$159,223	$50,479	$80,024	$296,678
State and municipal	56,650	104,597	98,112	22,665	282,024
Mortgage-backed and asset-backed	145	13,010	52,555	282,805	348,515
Corporate debt	-	-	9,240	-	9,240
Trust preferred	-	-	-	310	310
Total available-for-sale debt securities	$63,747	$276,830	$210,386	$385,804	$936,767

At December 31, 2019 and 2018, investments available-for-sale with a book value of $424.8 million and $477.3 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. government agency securities, exceeded ten percent of stockholders' equity at December 31, 2019 and 2018.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	2019	2018
Federal Reserve Bank stock	$22,559	$22,456
Federal Home Loan Bank of Atlanta stock	29,244	50,933
Total equity securities	$51,803	$73,389

Securities gains

Gross realized gains and losses on all investments for the years ended December 31 are presented in the following table:

(In thousands)	2019	2018	2017
Gross realized gains from sales of investments available-for-sale	$14	$2,519	$-
Gross realized losses from sales of investments available-for-sale	(2)	(2,343)	-
Net gains from calls of investments available-for-sale	65	14	32
Gross realized gains from sales of equity securities	-	-	1,241
Net securities gains	$77	$190	$1,273

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

Outstanding loan balances at December 31, 2019 and 2018 are net of unearned income including net deferred loan fees of $1.8 million and $0.9 million, respectively.

The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2019	2018
Residential real estate:
Residential mortgage	$1,149,327	$1,228,247
Residential construction	146,279	186,785
Commercial real estate:
Commercial owner occupied real estate	1,288,677	1,202,903
Commercial investor real estate	2,169,156	1,958,395
Commercial AD&C	684,010	681,201
Commercial Business	801,019	796,264
Consumer	466,764	517,839
Total loans	$6,705,232	$6,571,634

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

The fair value of the financial assets acquired in the Company’s acquisition of WashingtonFirst Bancshares, Inc. (“WashingtonFirst”) on January 1, 2018 (the “acquisition date”) included loans receivable with a gross amortized cost basis of $1.7 billion. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. Interest and credit fair value adjustments related to loans acquired without evidence of credit quality deterioration are accreted or amortized into interest income over the remaining expected lives of the loans. The specific credit adjustment on acquired credit impaired loans includes accretable and non-accretable components. Of the $14.5 million specific credit mark on acquired credit impaired loans, approximately $4.0 million was estimated to be an accretable adjustment recognized over the remaining expected lives of the loans and $10.5 million was estimated to be non-accretable adjustment.

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

The outstanding balance of purchased credit impaired loans receivable totaled $41.9 million, $26.0 million and $12.7 million at January 1, 2018, December 31, 2018 and December 31, 2019, respectively. The fair value of purchased credit impaired loans was $9.9 million and $15.3 million at December 31, 2019 and December 31, 2018, respectively. The decrease in the outstanding amounts of purchased credit impaired loans receivable from the acquisition date through the current period was driven by efforts to resolve the most material credit deteriorated borrowers. During 2018, liquidation of collateral resulted in full pay-off of the outstanding principal balances of $12.4 million and the related release of accretable and non-accretable adjustments into interest income in the total amounts of $0.8 million and $1.3 million, respectively. During the current year, the Company settled additional purchased credit impaired loans with total outstanding balances of $5.8 million resulting in the related release of accretable and non-accretable adjustments into interest income in the total amounts of $0.2 million and $1.6 million, respectively.

Activity for the accretable yield since the acquisition date was as follows:

	For the Year Ended,
(Dollars in thousands)	December 31, 2019	December 31, 2018
Accretable yield at the beginning of the period	$1,279	$-
Addition of accretable yield due to acquisition	-	3,988
Accretion into interest income	(1,073)	(1,860)
Disposals (including maturities, foreclosures, and charge-offs)	(199)	(849)
Accretable yield at the end of the period.	$7	$1,279

Loans to Related Parties

Certain directors and executive officers have loan transactions with the Company. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during the periods indicated:

(In thousands)	2019	2018	2017
Balance at January 1	$54,208	$36,712	$41,988
Additions	4,737	21,871	6,140
Repayments	(7,578)	(4,375)	(11,416)
Balance at December 31	$51,367	$54,208	$36,712

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

Summary information on the allowance for loan loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2019	2018	2017
Balance at beginning of year	$53,486	$45,257	$44,067
Provision for loan losses	4,684	9,023	2,977
Loan charge-offs	(2,668)	(1,416)	(2,566)
Loan recoveries	630	622	779
Net charge-offs	(2,038)	(794)	(1,787)
Balance at period end	$56,132	$53,486	$45,257

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the years ended December 31:

	2019
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$11,377	$5,944	$17,603	$6,307	$2,113	$8,881	$1,261	$53,486
Provision (credit)	1,164	1,418	788	577	565	474	(302)	4,684
Charge-offs	(1,195)	-	-	-	(783)	(690)	-	(2,668)
Recoveries	49	228	16	-	191	138	8	630
Net (charge-offs)/ recoveries	(1,146)	228	16	-	(592)	(552)	8	(2,038)
Balance at end of period	$11,395	$7,590	$18,407	$6,884	$2,086	$8,803	$967	$56,132

Total loans	$801,019	$684,010	$2,169,156	$1,288,677	$466,764	$1,149,327	$146,279	$6,705,232
Allowance for loans to total loans ratio	1.42%	1.11%	0.85%	0.53%	0.45%	0.77%	0.66%	0.84%

Balance of loans specifically evaluated for impairment	$8,867	$829	$9,212	$4,148	na.	$1,717	$-	$24,773
Allowance for loans specifically evaluated for impairment	$3,817	$132	$1,529	$23	na.	$-	$-	$5,501
Specific allowance to specific loans ratio	43.05%	15.92%	16.60%	0.55%	na.	-	-	22.21%

Balance of loans collectively evaluated	$789,613	$683,181	$2,150,400	$1,284,529	$465,771	$1,147,602	$146,279	$6,667,375
Allowance for loans collectively evaluated	$7,578	$7,458	$16,878	$6,861	$2,086	$8,803	$967	$50,631
Collective allowance to collective loans ratio	0.96%	1.09%	0.78%	0.53%	0.45%	0.77%	0.66%	0.76%

Balance of loans acquired with deteriorated credit quality	$2,539	$-	$9,544	$-	$993	$8	$-	$13,084
Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Allowance for loans acquired with deteriorated credit quality ratio	-	-	-	-	-	-	-	-

	2018
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$8,711	$3,501	$14,970	$7,178	$2,383	$7,268	$1,246	$45,257
Provision (credit)	2,857	2,381	2,677	(871)	203	1,776	-	9,023
Charge-offs	(449)	-	(131)	-	(611)	(225)	-	(1,416)
Recoveries	258	62	87	-	138	62	15	622
Net (charge-offs)/ recoveries	(191)	62	(44)	-	(473)	(163)	15	(794)
Balance at end of period	$11,377	$5,944	$17,603	$6,307	$2,113	$8,881	$1,261	$53,486

Total loans	$796,264	$681,201	$1,958,395	$1,202,903	$517,839	$1,228,247	$186,785	$6,571,634
Allowance for loans total loans ratio	1.43%	0.87%	0.90%	0.52%	0.41%	0.72%	0.68%	0.81%

Balance of loans specifically evaluated for impairment	$7,586	$3,306	$5,355	$4,234	na.	$1,729	$-	$22,210
Allowance for loans specifically evaluated for impairment	$3,594	$-	$1,207	$123	na.	$-	$-	$4,924
Specific allowance to specific loans ratio	47.38%	na.	22.54%	2.91%	na.	-	-	22.17%

Balance of loans collectively evaluated	$780,523	$677,895	$1,938,712	$1,196,487	$516,567	$1,226,508	$186,785	$6,523,477
Allowance for loans collectively evaluated	$7,783	$5,944	$16,396	$6,184	$2,113	$8,881	$1,261	$48,562
Collective allowance to collective loans ratio	1.00%	0.88%	0.85%	0.52%	0.41%	0.72%	0.68%	0.74%

Balance of loans acquired with deteriorated credit quality	$8,155	$-	$14,328	$2,182	$1,272	$10	$-	$25,947
Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Allowance for loans acquired with deteriorated credit quality ratio	-	-	-	-	-	-	-	-

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions to a borrower experiencing financial difficulty are considered troubled debt restructured loans. All restructurings that constitute concessions to a troubled borrower are considered impaired loans that may either be in accruing status or non-accruing status. Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms. Loans may be removed from the restructured category if the borrower is no longer experiencing financial difficulty, a re-underwriting event took place and the revised loan terms of the subsequent restructuring agreement are considered to be consistent with terms that can be obtained in the credit market for loans with comparable credit risk. At December 31, 2019, restructured loans totaled $7.9 million, of which $2.6 million were accruing and $5.3 million were non-accruing. Commitments to lend additional funds on loans that have been restructured at December 31, 2019 were insignificant. Restructured loans at December 31, 2018 totaled $7.4 million, of which $2.0 million were accruing and $5.4 million were non-accruing. Commitments to lend additional funds on loans that have been restructured at December 31, 2018 were insignificant.

The following table provides summary information regarding impaired loans at December 31 and for the years then ended:

(In thousands)	2019	2018	2017
Impaired loans with a specific allowance	$15,333	$12,876	$11,693
Impaired loans without a specific allowance	9,440	9,334	9,116
Total impaired loans	$24,773	$22,210	$20,809

Allowance for loan losses related to impaired loans	$5,501	$4,924	$4,014
Allowance for loan related to loans collectively evaluated	50,631	48,562	41,243
Total allowance for loan losses	$56,132	$53,486	$45,257

Average impaired loans for the period	$23,365	$20,211	$23,179
Contractual interest income due on impaired loans during the period	$1,947	$2,513	$2,314
Interest income on impaired loans recognized on a cash basis	$465	$506	$754
Interest income on impaired loans recognized on an accrual basis	$169	$138	$169

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at December 31 for the years indicated:

	2019
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$5,608	$829	$5,448	$767	$-	$12,652
Restructured accruing	266	-	-	-	-	266
Restructured non-accruing	1,856	-	437	122	-	2,415
Balance	$7,730	$829	$5,885	$889	$-	$15,333

Allowance	$3,817	$132	$1,529	$23	$-	$5,501

Impaired loans without a specific allowance
Non-accruing	$114	$-	$2,552	$1,522	$-	$4,188
Restructured accruing	151	-	775	-	1,444	2,370
Restructured non-accruing	872	-	-	1,737	273	2,882
Balance	$1,137	$-	$3,327	$3,259	$1,717	$9,440

Total impaired loans
Non-accruing	$5,722	$829	$8,000	$2,289	$-	$16,840
Restructured accruing	417	-	775	-	1,444	2,636
Restructured non-accruing	2,728	-	437	1,859	273	5,297
Balance	$8,867	$829	$9,212	$4,148	$1,717	$24,773

Unpaid principal balance in total impaired loans	$11,296	$829	$13,805	$6,072	$2,618	$34,620

	2019

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,781	$2,052	$7,565	$4,390	$1,577	$23,365
Contractual interest income due on impaired loans during the period	$648	$127	$786	$258	$128
Interest income on impaired loans recognized on a cash basis	$221	$-	$49	$187	$8
Interest income on impaired loans recognized on an accrual basis	$62	$-	$39	$-	$68

	2018
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$4,126	$-	$5,117	$767	$-	$10,010
Restructured accruing	328	-	-	-	-	328
Restructured non-accruing	1,766	-	-	772	-	2,538
Balance	$6,220	$-	$5,117	$1,539	$-	$12,876

Allowance	$3,594	$-	$1,207	$123	$-	$4,924

Impaired loans without a specific allowance
Non-accruing	$220	$3,170	$238	$1,216	$-	$4,844
Restructured accruing	172	-	-	-	1,442	1,614
Restructured non-accruing	974	136	-	1,479	287	2,876
Balance	$1,366	$3,306	$238	$2,695	$1,729	$9,334

Total impaired loans
Non-accruing	$4,346	$3,170	$5,355	$1,983	$-	$14,854
Restructured accruing	500	-	-	-	1,442	1,942
Restructured non-accruing	2,740	136	-	2,251	287	5,414
Balance	$7,586	$3,306	$5,355	$4,234	$1,729	$22,210

Unpaid principal balance in total impaired loans	$11,056	$4,419	$9,909	$6,656	$3,081	$35,121

	2018

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,685	$770	$5,696	$3,823	$2,237	$20,211
Contractual interest income due on impaired loans during the period	$858	$495	$610	$407	$143
Interest income on impaired loans recognized on a cash basis	$215	$-	$20	$175	$96
Interest income on impaired loans recognized on an accrual basis	$63	$-	$-	$-	$75

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at December 31 for the years indicated:

	2019
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans (1)	$8,450	$829	$8,437	$4,148	$4,107	$12,661	$-	$38,632
Loans 90 days past due	-	-	-	-	-	-	-	-
Restructured loans	417	-	775	-	364	1,080	-	2,636
Total non-performing loans	8,867	829	9,212	4,148	4,471	13,741	-	41,268
Other real estate owned	39	665	409	-	64	305	-	1,482
Total non-performing assets	$8,906	$1,494	$9,621	$4,148	$4,535	$14,046	$-	$42,750
(1) Includes $2.9 million of loans acquired from WashingtonFirst and considered performing at the acquisition date.

	2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans (1)	$7,086	$3,306	$5,355	$4,234	$4,107	$9,336	$159	$33,583
Loans 90 days past due	49	-	-	-	219	221	-	489
Restructured loans	500	-	-	-	-	1,442	-	1,942
Total non-performing loans	7,635	3,306	5,355	4,234	4,326	10,999	159	36,014
Other real estate owned	39	315	409	-	-	821	-	1,584
Total non-performing assets	$7,674	$3,621	$5,764	$4,234	$4,326	$11,820	$159	$37,598
(1) Includes $4.8 million of loans acquired from WashingtonFirst and considered performing at the acquisition date.

	2019
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$908	$-	$932	$316	$2,697	$14,853	$280	$19,986
61-90 days	370	-	-	-	1,517	4,541	1,334	7,762
> 90 days	-	-	-	-	-	-	-	-
Total past due	1,278	-	932	316	4,214	19,394	1,614	27,748
Non-accrual loan (1)	8,450	829	8,437	4,148	4,107	12,661	-	38,632
Loans acquired with deteriorated credit quality	2,539	-	9,544	-	993	8	-	13,084
Current loans	788,752	683,181	2,150,243	1,284,213	457,450	1,117,264	144,665	6,625,768
Total loans	$801,019	$684,010	$2,169,156	$1,288,677	$466,764	$1,149,327	$146,279	$6,705,232
(1) Includes $2.9 million of loans acquired from WashingtonFirst and considered performing at the acquisition date.

	2018
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans
31-60 days	$2,737	$474	$3,041	$433	$3,871	$8,181	$3,226	$21,963
61-90 days	-	-	789	-	1,477	2,517	-	4,783
> 90 days	49	-	-	-	219	221	-	489
Total past due	2,786	474	3,830	433	5,567	10,919	3,226	27,235
Non-accrual loans (1)	7,086	3,306	5,355	4,234	4,107	9,336	159	33,583
Loans acquired with deteriorated credit quality	8,155	-	14,328	2,182	1,272	10	-	25,947
Current loans	778,237	677,421	1,934,882	1,196,054	506,893	1,207,982	183,400	6,484,869
Total loans	$796,264	$681,201	$1,958,395	$1,202,903	$517,839	$1,228,247	$186,785	$6,571,634
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

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at December 31 for the years indicated:

	2019
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$783,909	$683,181	$2,146,971	$1,278,337	$4,892,398
Special Mention (1)	2,487	-	3,189	2,284	7,960
Substandard (2)	14,623	829	18,996	8,056	42,504
Doubtful	-	-	-	-	-
Total	$801,019	$684,010	$2,169,156	$1,288,677	$4,942,862

(1) Includes $0.8 million of loans acquired from WashingtonFirst and considered performing at the acquisition date.
(2) Includes $11.7 million of purchased credit impaired loans acquired from WashingtonFirst and $6.7 million of loans acquired from WashingtonFirst and considered performing at the acquisition date.

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

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at December 31 for the years indicated:

	2019
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$462,293	$1,135,586	$146,279	$1,744,158
Non-performing:
90 days past due	-	-	-	-
Non-accruing (1)	4,107	12,661	-	16,768
Restructured loans	364	1,080	-	1,444
Total	$466,764	$1,149,327	$146,279	$1,762,370
(1) Includes $1.2 million of consumer loans acquired from WashingtonFirst and considered performing at the acquisition date.

	2018
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$513,513	$1,217,248	$186,626	$1,917,387
Non-performing:
90 days past due	219	221	-	440
Non-accruing (1)	4,107	9,336	159	13,602
Restructured loans	-	1,442	-	1,442
Total	$517,839	$1,228,247	$186,785	$1,932,871
(1) Includes $1.3 million of consumer loans acquired from WashingtonFirst and considered performing at the acquisition date.

During the year ended December 31, 2019, the Company restructured $2.4 million in loans that were designated as troubled debt restructurings. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the principal in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2019 have specific reserves of $0.4 million at December 31, 2019. For the year ended December 31, 2018, the Company restructured $1.6 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2018 had specific reserves of $0.6 million at December 31, 2018.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Year Ended December 31, 2019
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$170	$-	$775	$-	$364	$1,309
Restructured non-accruing	261	-	789	-	-	1,050
Balance	$431	$-	$1,564	$-	$364	$2,359

Specific allowance	$196	$-	$205	$-	$-	$401

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2018
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$-	$-	$-	$-	$-	$-
Restructured non-accruing	1,464	-	-	158	-	1,622
Balance	$1,464	$-	$-	$158	$-	$1,622

Specific allowance	$563	$-	$-	$-	$-	$563

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $1.5 million and $1.6 million at December 31, 2019 and 2018, respectively. At December 31, 2019, $0.4 million of the other real estate owned was comprised of consumer mortgage loans. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2019.

Note 7 – Premises and Equipment

Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2019	2018
Land	$10,160	$10,160
Buildings and leasehold improvements	70,812	69,620
Equipment	46,471	44,802
Total premises and equipment	127,443	124,582
Less: accumulated depreciation and amortization	(68,828)	(62,640)
Net premises and equipment	$58,615	$61,942

Depreciation and amortization expense for premises and equipment amounted to $7.2 million, $7.2 million, and $5.3 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.

Note 8 – Leases

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

As of December 31, 2019, right of use (“ROU”) assets and lease liabilities totaled $69.3 million and $76.9 million, respectively. For the year ended December 31, 2019, the Company recognized total operating lease expense in the amount of $11.3 million. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $8.7 million and is included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company had one branch location that commenced operations during the current year. The associated new ROU asset obtained in exchange for lease obligations totaled $0.4 million.

As of December 31, 2019, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
One year	$10,741
Two years	10,316
Three years	9,995
Four years	10,100
Five years	8,402
Thereafter	42,730
Total undiscounted lease payments	92,284
Less: Present value discount	(15,413)
Lease Liability	$76,871

As of December 31, 2019, the weighted average remaining lease term was 10.4 years and the weighted average operating discount rate used to determine the operating lease liability was 3.28%.

The Company had noadditional operating or finance leases that have not yet commenced operations at December 31, 2019. The Company does not have any lease arrangements with any of its related parties as of December 31, 2019.

Note 9 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2019			Weighted		2018			Weighted
	Gross		Net	Average		Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining		Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life		Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$10,678	$(3,689)	$6,989	8.0	years	$10,678	$(1,941)	$8,737	9.0	years
Other identifiable intangibles	$1,478	$(626)	$852	9.7	years	$1,478	$(427)	$1,051	10.6	years
Total amortizing intangible assets	$12,156	$(4,315)	$7,841			$12,156	$(2,368)	$9,788

Goodwill	$347,149		$347,149			$347,149		$347,149

The following table presents the net carrying amount of goodwill by segment for the periods indicated:

	Community		Investment
(In thousands)	Banking	Insurance	Management	Total
Balance December 31, 2017	$69,991	$6,788	$8,989	$85,768
Acquisition of WashingtonFirst Bankshares Inc.	261,182	-	199	261,381
Balance December 31, 2018	331,173	6,788	9,188	347,149
No Activity	-	-	-	-
Balance December 31, 2019	$331,173	$6,788	$9,188	$347,149

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2020	$1,717
2021	1,507
2022	1,295
2023	1,082
Thereafter	2,240
Total amortizing intangible assets	$7,841

Note 10 – Deposits

The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2019	2018
Noninterest-bearing deposits	$1,892,052	$1,750,319
Interest-bearing deposits:
Demand	836,433	703,145
Money market savings	1,839,593	1,605,024
Regular savings	329,919	330,231
Time deposits of less than $100,000	463,431	427,421
Time deposits of $100,000 or more	1,078,891	1,098,740
Total interest-bearing deposits	4,548,267	4,164,561
Total deposits	$6,440,319	$5,914,880

Demand deposit overdrafts reclassified as loan balances were $1.4 million and $2.7 million at December 31, 2019 and 2018, respectively. Overdraft charge-offs and recoveries are reflected in the allowance for loan losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2020	$1,134,309
2021	268,813
2022	107,671
2023	19,644
Thereafter	11,885
Total time deposits	$1,542,322

The Company's time deposits of $100,000 or more represented 16.8% of total deposits at December 31, 2019 and are presented by maturity in the following table:

	Months to Maturity
	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	to 12	12	Total
Time deposits--$100 thousand or more	$211,627	$195,579	$400,833	$270,852	$1,078,891

Interest expense on time deposits of $100,000 or more amounted to $23.9 million, $12.5 million, and $4.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Deposits received in the ordinary course of business from the directors and officers of the Company amounted to $29.9 million and $31.6 million for the years ended December 31, 2019 and 2018, respectively.

Note 11 – Borrowings

Information relating to retail repurchase agreements and other short-term borrowings is presented in the following table at and for the years ending December 31:

	2019		2018		2017
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Retail repurchase agreements	$138,605	0.58%	$137,429	0.51%	$119,359	0.24%
Federal funds purchased	75,000	1.62	-	-	-	-
Average for the Year:
Retail repurchase agreements	$134,070	0.54%	$142,938	0.34%	$133,356	0.25%
Federal funds purchased	17,373	2.43	-	-	-	-
Maximum Month-end Balance:
Retail repurchase agreements	$152,685		$154,435		$147,459
Federal funds purchased	75,000		-		-

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

At December 31, 2019, the Company had an available line of credit with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $2.4 billion based on pledged collateral at prevailing market interest rates with $513.8 million borrowed against it at December 31, 2019. At December 31, 2018, lines of credit totaled $2.2 billion based on pledged collateral with $1.0 billion borrowed against the line. Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.0 billion, commercial real estate loans amounting to $1.9 billion, home equity lines of credit (“HELOC”) amounting to $266.8 million and multifamily loans amounting to $109.7 million at December 31, 2019 as collateral under the borrowing agreement with the FHLB. At December 31, 2018 the Company had pledged collateral of qualifying mortgage loans of $1.1 billion, commercial real estate loans of $1.8 billion, HELOC loans of $312.7 million and multifamily loans of $127.6 million under the FHLB borrowing agreement. The Company also had lines of credit available from the Federal Reserve and correspondent banks of $463.3 million and $274.9 million at December 31, 2019 and 2018, respectively, collateralized by loans. In addition, the Company had unsecured lines of credit with correspondent banks of $730.0 million and $590.0 million at December 31, 2019 and 2018. At December 31, 2019 the total outstanding borrowings against these unsecured lines of credit was $75.0 million.

Advances from FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2019		2018
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amounts	Rate	Amounts	Rate
Maturity:
One year	$134,167	2.13%	$625,969	2.46%
Two years	230,445	2.39	42,500	2.12
Three years	76,665	2.37	80,816	3.08
Four years	72,500	3.12	26,826	2.90
Five years	-	-	72,500	3.12
After five years	-	-	-	-
Total advances from FHLB	$513,777	2.42	$848,611	2.57

Note 12 – SUBORDINATED DEBT

On November 5, 2019, the Company completed an offering of $175.0 million aggregate principal amount Fixed to Floating Rate Subordinated Notes due in 2029. The notes bear a fixed interest rate of 4.25% per year through November 14, 2024. Beginning November 15, 2024, the interest rate will become a floating rate equal to three month LIBOR, or an alternative benchmark rate as determined pursuant to the terms of the indenture for the notes in the event LIBOR has been discontinued by November 15, 2024, plus 262 basis points through the remaining maturity or early redemption date of the notes. The interest will be paid in arrears semi-annually during the fixed rate period and quarterly during the floating rate period. The Company incurred $2.9 million of debt issuance costs which are being amortized through the contractual life of the debt. The entire amount of subordinated debt is considered Tier 2 capital under current regulatory guidelines.

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

In 2003, Alliance Bankshares Corporation, which was acquired by WashingtonFirst in 2012, issued $10.3 million of junior subordinated debt securities to Alliance Virginia Capital Trust I, of which Alliance Bankshares Corporation owned all of the common securities. The trust used the proceeds from the issuance of its underlying common securities and preferred securities, which were sold to third parties, to purchase the debt securities. These debt securities are the trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The obligations under the debt securities were assumed by the Company at the date of acquisition. The debt securities are due on September 8, 2033 and are callable at any time, without penalty. The interest rate associated with the debt securities is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2019 was 5.06%. Under the indenture governing the debt securities, the Company has the right to defer payments of interest for up to twenty consecutive quarterly periods. During any such extension period, distributions on the trust’s preferred securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted. The trust’s preferred securities are mandatorily redeemable upon maturity of the debt securities, or upon earlier redemption as provided in the indenture. If the debt securities are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. The Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the trust securities subject to certain exceptions, the redemption price with respect to any trust securities called for redemption and amounts due if the trust is liquidated or terminated. As of December 31, 2019, the Company was current on all interest payments. Under current regulatory guidelines the trust preferred securities are considered to be Tier 1 capital. Subsequent to December 31, 2019, the Company called the debt securities for redemption.

The following table provides information on subordinated debentures for the period indicated:

(In thousands)	2019	2018
Subordinated debt	$200,000	$25,000
Add: Purchase accounting premium	1,894	2,023
Less: Debt issuance costs	(2,885)	-
Trust preferred capital notes	10,310	10,310
Add: Purchase accounting premium	87	92
Total subordinated debentures	$209,406	$37,425

Note 13 – Stockholders’ Equity

The Company’s Articles of Incorporation authorize 100,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004. Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock. The Company has reserved 45,000 authorized but unissued shares of common stock for purchase under the plan. Purchases are made at the fair market value of the stock on the purchase date. At December 31, 2019, there were 24,424 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which was authorized on July 1, 2011. The Company has reserved 300,000 authorized but unissued shares of common stock for purchase under the current version of the plan. Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors. At December 31, 2019, there were 72,490 shares available for issuance under this plan.

The Company’s 2015 stock repurchase plan expired on August 31, 2017. The program permitted the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares. Under the 2015 expired stock repurchase program a total of 736,139 shares of common stock were repurchased for a total cost of $19.2 million.

The Company’s board of directors approved a new stock repurchase plan in December 2018. The current program permits the repurchase of up to 1,800,000 shares of common stock. During 2019, the Company repurchased 668,191 common shares for the total cost of $24.3 million.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2019, the Bank could have paid additional dividends of $167.3 million to its parent company without regulatory approval. There were no loans outstanding between the Bank and the Company at December 31, 2019 and 2018, respectively.

Note 14 – Share Based Compensation

At December 31, 2019, the Company had two share-based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of non-qualified stock options to the Company’s directors, and incentive and non-qualified stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected key employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to ,1,500000 shares of common stock, of which 1,150,417 shares are available for issuance at December 31, 2019, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the years ended December 31 are presented in the following table:

	2019	2018	2017
Dividend yield	-%	2.64%	2.45%
Weighted average expected volatility	-%	39.13%	40.27%
Weighted average risk-free interest rate	-%	2.61%	2.14%
Weighted average expected lives (in years)	-	5.61	5.67
Weighted average grant-date fair value	-	$11.73	$13.42

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. Compensation expense of $2.9 million, $2.5 million, and $2.1 million was recognized for the years ended December 31, 2019, 2018 and 2017, respectively, related to the awards of stock options and restricted stock grants. The intrinsic value for the stock options exercised was $0.2 million, $0.4 million, and $0.7 million in the years ended December 31, 2019, 2018 and 2017, respectively. The total of unrecognized compensation cost related to stock options was approximately $0.1 million as of December 31, 2019. That cost is expected to be recognized over a weighted average period of approximately 1.1 years. The total of unrecognized compensation cost related to restricted stock was approximately $5.6 million as of December 31, 2019. That cost is expected to be recognized over a weighted average period of approximately 2.7 years. The fair value of the options vested during the years ended December 31, 2019, 2018 and 2017, was $0.2 million, $0.1 million, and $0.2 million, respectively.

The Company granted 96,191 shares of restricted stock in the first quarter of 2019, of which 21,390 shares are subject to a three year performance vesting schedule and 74,801 shares are subject to a three or a five year vesting schedule with one third or one fifth of the shares vesting on April 1st of each year. The Company granted an additional 10,203 shares of restricted stock during the third quarter of 2019, of which 2,125 shares are subject to a three year performance vesting schedule and 8,078 shares subject to a three year vesting schedule with one third of the shares vesting on the anniversary date of the grant. There were no additional shares of restricted stock granted during the remainder of the year. The Company did not grant any stock options during 2019.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2019	81,508	$29.74		$369
Granted	-	$-
Exercised	(15,080)	$22.20		$179
Forfeited	(1,007)	$37.11
Expired	(142)	$42.48
Balance at December 31, 2019	65,279	$31.34	3.2	$485

Exercisable at December 31, 2019	51,179	$29.15	2.7	$485

Weighted average fair value of options
granted during the year		$-

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2019	203,603	$35.14
Granted	106,394	$33.45
Vested	(69,842)	$31.55
Forfeited	(13,653)	$35.43
Restricted stock at December 31, 2019	226,502	$35.43

Note 15 – Pension, Profit Sharing, and Other Employee Benefit Plans

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

The Plan’s funded status at December 31 is as follows:

(In thousands)	2019	2018
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$40,152	$43,441
Interest cost	1,609	1,540
Actuarial (gain)/loss	371	(593)
Benefit payments	(1,695)	(1,188)
Increase/(decrease) related to change in assumptions	5,060	(3,048)
Projected obligation at December 31	45,497	40,152
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	37,772	41,246
Actual return on plan assets	7,195	(2,646)
Contribution	185	360
Benefit payments	(1,695)	(1,188)
Fair value of plan assets at December 31	43,457	37,772

Funded status at December 31	$(2,040)	$(2,380)

Accumulated benefit obligation at December 31	$45,497	$40,152

Unrecognized net actuarial loss	$11,177	$12,352
Net periodic pension cost not yet recognized	$11,177	$12,352

Weighted-average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2019	2018	2017
Discount rate	3.25%	4.15%	3.65%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2019	2018	2017
Interest cost on projected benefit obligation	$1,609	$1,540	$1,640
Expected return on plan assets	(1,647)	(1,861)	(1,985)
Recognized net actuarial loss	1,059	1,000	1,181
Net periodic benefit cost	$1,021	$679	$836

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2019	2018	2017
Discount rate	4.15%	3.65%	4.15%
Expected return on plan assets	5.00%	5.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A

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

Unrecognized
Net
(In thousands)	Loss
Included in accumulated other comprehensive loss at January 1, 2017	$13,689
Reductions during the year	(3,016)
Reclassifications due to recognition as net periodic pension cost	(1,181)
Increase related to change in assumptions	2,995
Included in accumulated other comprehensive loss as of December 31, 2017	12,487
Additions during the year	3,914
Reclassifications due to recognition as net periodic pension cost	(1,000)
Decrease related to change in assumptions	(3,049)
Included in accumulated other comprehensive loss as of December 31, 2018	12,352
Reductions during the year	(5,176)
Reclassifications due to recognition as net periodic pension cost	(1,059)
Increase related to change in assumptions	5,060
Included in accumulated other comprehensive loss as of December 31, 2019	11,177
Applicable tax effect	(2,845)
Included in accumulated other comprehensive loss net of tax effect at December 31, 2019	$8,332

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$488

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2019	2018	2017
Net actuarial loss	$11,177	$12,352	$12,487
Net periodic benefit cost not yet recognized	$11,177	$12,352	$12,487

Pension Plan Assets

The Company’s pension plan weighted average allocations at December 31 are presented in the following table:

	2019	2018
Asset Category:
Equity Securities Mutual Funds	10.4%	13.5%
Fixed Income Mutual Funds	89.6	86.5
Total pension plan assets	100.0%	100.0%

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

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 70% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets. Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased. The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio. Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years. Fixed income investments must carry an “A” or better rating by a recognized credit rating agency. Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio. The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited. Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted. Foreign currency-denominated debt instruments are not permitted. At December 31, 2019, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance. Investment performance is measured against industry accepted benchmarks. The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values

The fair values of the Company’s pension plan assets by asset category at December 31 are presented in the following tables:

	2019
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Mutual funds:
Large cap U.S. equity funds	$1,855	$919	$-	$2,774
Small/Mid cap U.S. equity funds	-	847	-	847
International equity funds	894	-	-	894
Short-term fixed income funds	-	3,688	-	3,688
Fixed income funds	8,769	26,485	-	35,254
Total mutual funds	11,518	31,939	-	43,457
Total pension plan assets	$11,518	$31,939	$-	$43,457

	2018
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Mutual funds:
Large cap U.S. equity funds	$1,366	$1,720	$-	$3,086
Small/Mid cap U.S. equity funds	-	646	-	646
International equity funds	1,368	-	-	1,368
Short-term fixed income funds	-	1,186	-	1,186
Fixed income funds	4,403	27,083	-	31,486
Total mutual funds	7,137	30,635	-	37,772
Total pension plan assets	$7,137	$30,635	$-	$37,772

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. After consideration of these factors, the Company made a contribution of $0.2 million in 2019. Management continues to monitor the funding level of the Plan and may make contributions as necessary during 2020.

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December 31 are presented in the following table:

Pension
(In thousands)	Benefits
2020	$2,550
2021	2,420
2022	2,630
2023	2,350
2024	3,320
Thereafter	13,890

Sandy Spring Bank 401(k) Plan

The Sandy Spring Bank 401(k) Plan (“the 401(k)”) is voluntary and covers all eligible employees after ninety days of service. The 401(k) provides that employees contributing to the 401(k) receive a matching contribution of 100% of the first 4% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company matching contribution vests immediately. The Plan permits employees to purchase shares of the Company’s common stock with their 401(k) contributions, Company match, and other contributions under the Plan. The Company’s matching contribution to the 401(k) Plan that are included in non-interest expenses totaled $4.1 million, $2.8 million, and $2.0 million in 2019, 2018 and 2017, respectively.

Executive Incentive Retirement Plan

The Executive Incentive Retirement Plan is a non-qualified deferred compensation defined contribution plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. This level of performance is determined annually by the board of directors. Benefit costs related to the Plan included in non-interest expense for 2019, 2018 and 2017 were $0.5 million, $0.4 million, and $0.4 million, respectively.

Note 16 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2019	2018	2017
Letter of credit fees	$389	$611	$847
Extension fees	1,287	873	568
Other income	7,104	5,642	4,916
Total other non-interest income	$8,780	$7,126	$6,331

(In thousands)	2019	2018	2017
Postage and delivery	$1,502	$1,439	$1,179
Communications	2,414	2,610	1,502
Loss on FHLB redemption	-	-	1,275
Other expenses	16,510	15,443	11,188
Total other non-interest expense	$20,426	$19,492	$15,144

Note 17 – Income Taxes

The following table provides the components of income tax expense for the years ended December 31:

(In thousands)	2019	2018	2017
Current income taxes:
Federal	$28,404	$18,615	$22,355
State	6,598	7,183	5,146
Total current	35,002	25,798	27,501
Deferred income taxes:
Federal	234	4,808	6,973
State	1,192	1,218	252
Total deferred	1,426	6,026	7,225
Total income tax expense	$36,428	$31,824	$34,726

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

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:

(In thousands)	2019	2018
Deferred Tax Assets:
Allowance for loan and lease losses	$14,287	$13,979
Lease liability	19,616	-
Fair value acquisition adjustments	1,322	2,253
Employee benefits	4,535	4,339
Pension plan OCI	2,845	3,228
Deferred loan fees and costs	471	306
Non-qualified stock option expense	659	457
Unrealized losses on investments available-for-sale	-	2,343
Losses on other real estate owned	201	202
Other than temporary impairment	76	76
Loan and deposit premium/discount	1,422	3,950
Deferred rent	-	1,270
Reserve for recourse loans	166	210
Loss carryforward	916	1,323
Tax credits carryforwards	-	251
Other	159	280
Gross deferred tax assets	46,675	34,467
Valuation allowance	(880)	(644)
Net deferred tax asset	45,795	33,823

Deferred Tax Liabilities:
Right of use asset	(17,688)	-
Unrealized gains on investments available-for-sale	(1,379)	-
Pension plan costs	(2,373)	(2,607)
Depreciation	(2,744)	(3,307)
Intangible assets	(3,338)	(3,701)
Bond accretion	(322)	(188)
Section 481 adjustments	(1,335)	(2,053)
Other	(585)	(404)
Gross deferred tax liabilities	(29,764)	(12,260)
Net deferred tax asset	$16,031	$21,563

The Company has approximately $0.7 million of federal net operating loss carryovers subject to the annual limitations under Internal Revenue Code Section 382 at December 31, 2019 from the WashingtonFirst acquisition. The net operating loss begins to expire in 2029. The Company has approximately $10.6 million of state net operating loss carryover which begins to expire in 2032. The Company believes that it is more likely than not that the future benefit from the state net operating loss carryover will not be realized. As such, there is a valuation allowance on the deferred tax assets of the jurisdictions in which the net operating losses relate.

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2019		2018		2017
		Percentage of		Percentage of		Percentage of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$32,101	21.0%	$27,865	21.0%	$30,776	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(2,101)	(1.4)	(2,427)	(1.8)	(3,929)	(4.5)
Bank-owned life insurance	(665)	(0.4)	(909)	(0.7)	(841)	(0.9)
State income taxes, net of federal income tax benefits	6,154	4.0	6,637	5.0	3,508	4.0
Federal tax rate change	-	-	-	-	5,544	6.3
Other, net	939	0.6	658	0.5	(332)	(0.4)
Total income tax expense and rate	$36,428	23.8%	$31,824	24.0%	$34,726	39.5%

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

Note 18 – Net Income per Common Share

The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2019	2018	2017
Net income	$116,433	$100,864	$53,209

Basic:
Basic weighted average EPS shares	35,797	35,707	24,175

Basic net income per share	$3.25	$2.82	$2.20

Diluted:
Basic weighted average EPS shares	35,797	35,707	24,175
Dilutive common stock equivalents	56	21	32
Dilutive EPS shares	35,853	35,728	24,207

Diluted net income per share	$3.25	$2.82	$2.20

Anti-dilutive shares	9	7	3

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2017	$1,642	$(8,256)	$(6,614)
Period change, net of tax	(955)	712	(243)
Balance at December 31, 2017	687	(7,544)	(6,857)
Period change, net of tax	(7,465)	45	(7,420)
Reclassification of tax effects from other comprehensive income	148	(1,625)	(1,477)
Balance at December 31, 2018	(6,630)	(9,124)	(15,754)
Period change, net of tax	10,630	792	11,422
Balance at December 31, 2019	$4,000	$(8,332)	$(4,332)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$77	$190	$1,273
Income before taxes	77	190	1,273
Tax expense	20	50	504
Net income	$57	$140	$769

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$(1,059)	$(1,000)	$(1,181)
Income before taxes	(1,059)	(1,000)	(1,181)
Tax benefit	(277)	(261)	(467)
Net loss	$(782)	$(739)	$(714)
(1)	This amount is included in the computation of net periodic benefit cost, see Note 15.

NOTE 20 – Financial Instruments with Off-balance Sheet Risk and Derivatives

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

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2019	2018
Commercial real estate development and construction	$571,368	$562,777
Residential real estate-development and construction	89,224	130,251
Real estate-residential mortgage	74,282	31,227
Lines of credit, principally home equity and business lines	1,400,038	1,296,481
Standby letters of credit	62,065	59,826
Total Commitments to extend credit and available credit lines	$2,196,977	$2,080,562

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The swap positions are offset to minimize the potential impact on the Company’s financial statements. Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Any amounts due to the Company will be expected to be collected from the borrower. Management reviews this credit exposure on a monthly basis. At December 31, 2019 and 2018, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance and therefore no component of credit loss was factored into the valuation of the swaps. A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2019
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$102,337	$(2,507)	9.1	3.40%	4.11%
Pay Variable/Receive Fixed Swaps	102,337	2,507	9.1	4.11%	3.40%
Total Swaps	$204,674	$-	9.1	3.76%	3.76%

	2018
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$8,324	$(446)	4.1	3.45%	5.47%
Pay Variable/Receive Fixed Swaps	8,324	446	4.1	5.47%	3.45%
Total Swaps	$16,648	$-	4.1	4.46%	4.46%

The estimated fair value of the swaps at December 31 for the periods indicated in the table above were recorded in other assets and other liabilities. The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 21 - litigation

The Company and its subsidiaries are subject in the ordinary course of business to various pending or threatened legal proceedings in which claims for monetary damages are asserted. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of currently pending legal proceedings will have a material adverse effect on the Company’s financial condition, operating results or liquidity.

Note 22 – Fair Value

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the December 31 for the years indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2019
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Residential mortgage loans held for sale	$-	$53,701	$-	$53,701
Investments available-for-sale:
U.S. government agencies	-	258,495	-	258,495
State and municipal	-	233,649	-	233,649
Mortgage-backed and asset-backed	-	570,759	-	570,759
Corporate debt	-	-	9,552	9,552
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	2,507	-	2,507

Liabilities
Interest rate swap agreements	$-	$(2,507)	$-	$(2,507)

	2018
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Residential mortgage loans held for sale	$-	$22,773	$-	$22,773
Investments available-for-sale:
U.S. government agencies	-	296,678	-	296,678
State and municipal	-	282,024	-	282,024
Mortgage-backed	-	348,515	-	348,515
Corporate debt	-	-	9,240	9,240
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	446	-	446

Liabilities
Interest rate swap agreements	$-	$(446)	$-	$(446)

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

The following table provides activity of assets reported as Level 3 for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2019	$9,550
Transfer into Level 3 assets	-
Additions of Level 3 assets	-
Sales of Level 3 assets	-
Total unrealized gains included in accumulated other comprehensive loss	312
Balance at December 31, 2019	$9,862

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31 for the year indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2019
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$6,886	$6,886	$(6,299)
Other real estate owned	-	-	1,482	1,482	(281)
Total	$-	$-	$8,368	$8,368	$(6,580)

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

At December 31, 2019, impaired loans totaling $24.8 million were written down to fair value of $19.3 million as a result of specific loan loss allowances of $5.5 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $22.2 million were written down to fair value of $17.3 million at December 31, 2018 as a result of specific loan loss allowances of $4.9 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:

			Fair Value Measurements
	2019		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$51,803	$51,803	$-	$51,803	$-
Loans, net of allowance	6,649,100	6,628,054	-	-	6,628,054
Other assets (1)	113,171	113,171	-	113,171	-

Financial Liabilities
Time deposits	$1,542,322	$1,547,116	$-	$1,547,116	$-
Securities sold under retail repurchase agreements and
federal funds purchased	213,605	213,605	-	213,605	-
Advances from FHLB	513,777	520,729	-	520,729	-
Subordinated debentures	209,406	200,864	-	-	200,864

(1) Includes bank owned life insurance products.

			Fair Value Measurements
	2018		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$73,389	$73,389	$-	$73,389	$-
Loans, net of allowance	6,518,148	6,376,307	-	-	6,376,307
Other assets (1)	110,823	110,823	-	110,823	-

Financial Liabilities
Time deposits	$1,526,161	$1,536,238	$-	$1,536,238	$-
Securities sold under retail repurchase agreements and
federal funds purchased	327,429	327,429	-	327,429	-
Advances from FHLB	848,611	850,186	-	850,186	-
Subordinated debentures	37,425	33,588	-	-	33,588

(1) Includes bank owned life insurance products.

Note 23 – Parent Company Financial Information

Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statement of Condition
	December 31,
(In thousands)	2019	2018
Assets
Cash and cash equivalents	$90,361	$23,334
Investments available-for-sale (at fair value)	10,430	10,118
Investment in subsidiary	1,242,229	1,066,550
Goodwill	1,292	1,292
Other assets	1,480	4,463
Total assets	$1,345,792	$1,105,757

Liabilities
Subordinated debentures	$209,406	$37,425
Accrued expenses and other liabilities	3,412	429
Total liabilities	212,818	37,854
Stockholders’ Equity
Common stock	34,970	35,531
Additional paid in capital	586,622	606,573
Retained earnings	515,714	441,553
Accumulated other comprehensive loss	(4,332)	(15,754)
Total stockholders’ equity	1,132,974	1,067,903
Total liabilities and stockholders’ equity	$1,345,792	$1,105,757

Statements of Income
	Year Ended December 31,
(In thousands)	2019	2018	2017
Income:
Cash dividends from subsidiary	$42,625	$39,370	$25,420
Other income	1,093	897	1,832
Total income	43,718	40,267	27,252
Expenses:
Interest	3,141	1,922	12
Other expenses	1,507	1,135	970
Total expenses	4,648	3,057	982
Income before income taxes and equity in undistributed income of subsidiary	39,070	37,210	26,270
Income tax expense (benefit)	(734)	(283)	331
Income before equity in undistributed income of subsidiary	39,804	37,493	25,939
Equity in undistributed income of subsidiary	76,629	63,371	27,270
Net income	$116,433	$100,864	$53,209

Statements of Cash Flows
	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$116,433	$100,864	$53,209
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(76,629)	(63,371)	(27,270)
Decrease in receivable from subsidiary bank	-	-	30,000
Share based compensation expense	3,042	2,645	2,164
Tax benefit from stock options exercised	7	8	-
Other-net	-	(3,252)	(4,028)
Net cash provided by operating activities	42,853	36,894	54,075
Cash Flows from Investing Activities:
Proceeds from investment available-for-sale	-	-	3,179
Investment in subsidiary	(85,000)	-	-
Acquisition of business activity, net of cash paid	-	11,845	-
Net cash provided/ (used) by investing activities	(85,000)	11,845	3,179
Cash Flows from Financing Activities:
Retirement of subordinated debt	-	-	(30,000)
Proceeds from issuance of subordinated debt	175,000	-	-
Proceeds from issuance of common stock	1,433	1,395	1,200
Stock tendered for payment of withholding taxes	(703)	(760)	(952)
Repurchase of common stock	(24,284)	-	-
Dividends paid	(42,272)	(39,277)	(25,134)
Net cash provided/ (used) by financing activities	109,174	(38,642)	(54,886)
Net increase in cash and cash equivalents	67,027	10,097	2,368
Cash and cash equivalents at beginning of year	23,334	13,237	10,869
Cash and cash equivalents at end of year	$90,361	$23,334	$13,237

Note 24 – Regulatory Matters

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2019 and 2018, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2019, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2019:
Total Capital to risk-weighted assets
Company	$1,052,328	14.85%	$566,863	8.00%	N/A	N/A
Sandy Spring Bank	$950,793	13.44%	$565,794	8.00%	$707,243	10.00%
Tier 1 Capital to risk-weighted assets
Company	$794,300	11.21%	$425,147	6.00%	N/A	N/A
Sandy Spring Bank	$894,659	12.65%	$424,346	6.00%	$565,794	8.00%
Common Equity Tier 1 Capital to risk-
weighted assets
Company	$783,903	11.06%	$318,860	4.50%	N/A	N/A
Sandy Spring Bank	$894,659	12.65%	$318,259	4.50%	$459,708	6.50%
Tier 1 Leverage
Company	$794,300	9.70%	$327,577	4.00%	N/A	N/A
Sandy Spring Bank	$894,659	10.94%	$327,123	4.00%	$408,904	5.00%

As of December 31, 2018:
Total Capital to risk-weighted assets
Company	$818,393	12.26%	$533,994	8.00%	N/A	N/A
Sandy Spring Bank	$780,858	11.72%	$532,970	8.00%	$666,213	10.00%
Tier 1 Capital to risk-weighted assets
Company	$737,883	11.06%	$400,496	6.00%	N/A	N/A
Sandy Spring Bank	$727,371	10.92%	$399,728	6.00%	$532,970	8.00%
Common Equity Tier 1 Capital to risk-
weighted assets
Company	$727,481	10.90%	$300,372	4.50%	N/A	N/A
Sandy Spring Bank	$727,371	10.92%	$299,796	4.50%	$433,038	6.50%
Tier 1 Leverage
Company	$737,883	9.50%	$310,807	4.00%	N/A	N/A
Sandy Spring Bank	$727,371	9.38%	$310,224	4.00%	$387,780	5.00%

Note 25 - Segment Reporting

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities totaled $1.7 million and $1.9 million for the years ended December 31, 2019 and December 31, 2018, respectively, and were not significant for the year ended December 31, 2017.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities were not significant for the years ended December 31, 2019, 2018 and 2017, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $1.7 billion in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2019, 2018 and 2017, respectively.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:

	2019
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$347,867	$26	$13	$(37)	$347,869
Interest expense	82,598	-	-	(37)	82,561
Provision for loan losses	4,684	-	-	-	4,684
Non-interest income	55,042	6,621	10,326	(667)	71,322
Non-interest expenses	166,802	5,731	7,219	(667)	179,085
Income before income taxes	148,825	916	3,120	-	152,861
Income tax expense	35,350	258	820	-	36,428
Net income	$113,475	$658	$2,300	$-	$116,433

Assets	$8,624,590	$10,340	$16,424	$(22,352)	$8,629,002

	2018
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$324,081	$3	$8	$(10)	$324,082
Interest expense	63,647	-	-	(10)	63,637
Provision for loan losses	9,023	-	-	-	9,023
Non-interest income	45,841	6,153	9,670	(615)	61,049
Non-interest expenses	168,261	5,601	6,536	(615)	179,783
Income before income taxes	128,991	555	3,142	-	132,688
Income tax expense	30,827	169	828	-	31,824
Net income	$98,164	$386	$2,314	$-	$100,864

Assets	$8,246,282	$9,165	$16,332	$(28,507)	$8,243,272

	2017
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$194,798	$2	$7	$(8)	$194,799
Interest expense	26,039	-	-	(8)	26,031
Provision for loan losses	2,977	-	-	-	2,977
Non-interest income	37,447	6,233	8,335	(772)	51,243
Non-interest expenses	119,607	5,533	4,731	(772)	129,099
Income before income taxes	83,622	702	3,611	-	87,935
Income tax expense	33,684	(399)	1,441	-	34,726
Net income	$49,938	$1,101	$2,170	$-	$53,209

Assets	$5,446,056	$8,873	$13,126	$(21,380)	$5,446,675

Note 26 – Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for the years ended December 31 is provided in the following tables:

	2019
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$88,183	$87,214	$87,082	$85,390
Interest expense	21,433	21,029	20,292	19,807
Net interest income	66,750	66,185	66,790	65,583
Provision (credit) for loan losses	(128)	1,633	1,524	1,655
Non-interest income	16,969	16,556	18,573	19,224
Non-interest expense	44,192	43,887	44,925	46,081
Income before income taxes	39,655	37,221	38,914	37,071
Income tax expense	9,338	8,945	9,531	8,614
Net income	$30,317	$28,276	$29,383	$28,457

Basic net income per share	$0.85	$0.79	$0.82	$0.80
Diluted net income per share	$0.85	$0.79	$0.82	$0.80

	2018
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$75,504	$78,597	$84,374	$85,607
Interest expense	12,613	14,779	16,783	19,462
Net interest income	62,891	63,818	67,591	66,145
Provision for loan losses	1,997	1,733	1,890	3,403
Non-interest income	17,118	14,868	15,033	14,030
Non-interest expense	49,641	45,082	42,393	42,667
Income before income taxes	28,371	31,871	38,341	34,105
Income tax expense	6,706	7,472	9,107	8,539
Net income	$21,665	$24,399	$29,234	$25,566

Basic net income per share	$0.61	$0.68	$0.82	$0.72
Diluted net income per share	$0.61	$0.68	$0.82	$0.72

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2019 Changes In Internal Controls Over Financial Reporting

No change occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2019. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Management’s annual report on internal control over financial reporting is located on page 64 of this report.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The material labeled “Owners of More than 5% of Bancorp’s Common Stock” and, "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from “Equity Compensation Plans” on page 31 of this Report.

Item 13.Certain Relationships and Related Transactions and Director Independence

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

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Statements of Condition at December 31, 2019 and 2018

Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017

Notes to the Consolidated Financial Statements

Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

Exhibit No.	Description	Location
2	Agreement and Plan of Merger, dated as of September 23, 2019, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank and Revere Bank	Incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 24, 2019, SEC File No. 0-19065
3.1.1	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended	Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065
3.1.2	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
3.1.3	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 2, 2018, SEC File No. 0-19065
3.2	Bylaws of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3, SEC File No. 333-222910
4.1.1	Description of Common Stock	Filed herewith
4.1.2	Subordinated Indenture, dated as of November 5, 2019, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2019, SEC File No. 0-19065
4.1.3	First Supplemental Indenture, dated as of November 5, 2019, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2019, SEC File No. 0-19065

Other instruments defining the rights of holders of long-term debt securities of Sandy Spring Bancorp, Inc. and its subsidiaries are omitted in accordance with Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Sandy Spring Bancorp, Inc. agrees to furnish copies of these instruments to the SEC upon request.

10.1*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 27, 2005, SEC File No. 0-19065
10.2.1*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065
10.2.2*	Form of Amendment to Directors’ Fee Deferral Agreement	Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10.3*	Sandy Spring Bank Directors’ Deferred Fee Plan	Incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 2016, SEC File No. 0-19065
10.4*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8, File No. 333-166808
10.5.1*	Employment Agreement dated as of January 13, 2012, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065
10.5.2*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Philip J. Mantua dated January 13, 2012	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065

10.6.1*	Employment Agreement dated as of January 1, 2009, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10.6.2*	Amendment to Employment Agreement between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider dated January 1, 2009	Filed herewith
10.6.3*	Second Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider dated January 1, 2009	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065
10.7.1*	Change in Control Agreement dated as of March 9, 2012, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
10.7.2*	Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and R. Louis Caceres dated March 9, 2012	Incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065
10.8.1*	Employment Agreement dated as of January 13, 2012, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Joseph J. O’Brien, Jr.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065
10.8.2*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Joseph J. O’Brien, Jr. dated January 13, 2012	Incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065
10.9*	Employment Agreement dated as of July 22, 2019 by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank and Aaron M. Kaslow	Filed herewith
10.10*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Incorporated by reference to Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065
10.11*	Sandy Spring Bank Executive Incentive Retirement Plan	Incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065
10.12*	Sandy Spring Bancorp, Inc. 2011 Employee Stock Purchase Plan	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on March 28, 2011, SEC File No. 0-19065
10.13*	Sandy Spring Bancorp, Inc. 2015 Omnibus Incentive Plan	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on March 31, 2015, SEC File No. 0-19065
21	Subsidiaries	Filed herewith
23	Consent of Ernst and Young LLP	Filed herewith
31(a)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
31(b)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32(a)	18 U.S.C. Section 1350 Certification	Filed herewith

32(b)	18 U.S.C. Section 1350 Certification	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Daniel J. Schrider
President and Chief Executive Officer
Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 21, 2020.

	Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
	/s/ Daniel J. Schrider	/s/ Philip J. Mantua
	Daniel J. Schrider	Philip J. Mantua
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

	Signature	Title

	/s/ Ralph F. Boyd, Jr.	Director
Ralph F. Boyd, Jr.

	/s/ Mark E. Friis	Director
Mark E. Friis

	/s/ Robert E. Henel, Jr.	Director
Robert E. Henel, Jr.

	/s/ Pamela A. Little	Director
Pamela A. Little

	/s/ James J. Maiwurm	Director
James J. Maiwurm

	/s/ Mark C. Michael	Director
Mark C. Michael

	/s/ Mark C. Micklem	Director
Mark C. Micklem

	/s/ Gary G. Nakamoto	Director
Gary G. Nakamoto

	/s/ Robert L. Orndorff	Director
Robert L. Orndorff

	/s/ Joe R. Reeder	Director

Joe R. Reeder

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Mona Abutaleb Stephenson	Director
Mona Abutaleb Stephenson