Form 10-Q
period 2020-03-31
SANDY SPRING BANCORP INC
filed 2020-05-08
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Yes ☐No ☑

The number of outstanding shares of common stock outstanding as of May 5, 2020

Common stock, $1.00 par value – 46,980,140 shares

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These principal risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2019 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:

• risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the duration of shelter in place orders and the potential imposition of further restrictions on travel in the future; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates;

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

Part I

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Assets
Cash and due from banks	$79,185	$82,469
Federal funds sold	131	208
Interest-bearing deposits with banks	181,792	63,426
Cash and cash equivalents	261,108	146,103
Residential mortgage loans held for sale (at fair value)	67,114	53,701
Investments available-for-sale (at fair value)	1,187,607	1,073,333
Other equity securities	62,953	51,803
Total loans	6,722,992	6,705,232
Less: allowance for credit losses	(85,800)	(56,132)
Net loans	6,637,192	6,649,100
Premises and equipment, net	57,617	58,615
Other real estate owned	1,416	1,482
Accrued interest receivable	23,870	23,282
Goodwill	369,708	347,149
Other intangible assets, net	19,781	7,841
Other assets	241,236	216,593
Total assets	$8,929,602	$8,629,002

Liabilities
Noninterest-bearing deposits	$1,939,937	$1,892,052
Interest-bearing deposits	4,653,937	4,548,267
Total deposits	6,593,874	6,440,319
Securities sold under retail repurchase agreements and federal funds purchased	125,305	213,605
Advances from FHLB	754,061	513,777
Subordinated debentures	199,046	209,406
Accrued interest payable and other liabilities	140,982	118,921
Total liabilities	7,813,268	7,496,028

Stockholders' Equity
Common stock -- par value $ 1.00 ; shares authorized 100,000,000; shares issued and outstanding 34,164,672
and 34,970,370 at March 31, 2020 and December 31, 2019, respectively.	34,165	34,970
Additional paid in capital	562,891	586,622
Retained earnings	512,934	515,714
Accumulated other comprehensive income (loss)	6,344	(4,332)
Total stockholders' equity	1,116,334	1,132,974
Total liabilities and stockholders' equity	$8,929,602	$8,629,002

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Interest Income:
Interest and fees on loans	$75,882	$80,397
Interest on loans held for sale	291	192
Interest on deposits with banks	180	194
Interest and dividends on investment securities:
Taxable	6,132	5,685
Exempt from federal income taxes	1,372	1,710
Interest on federal funds sold	1	5
Total interest income	83,858	88,183
Interest Expense:
Interest on deposits	13,518	14,480
Interest on retail repurchase agreements and federal funds purchased	580	398
Interest on advances from FHLB	3,145	6,064
Interest on subordinated debt	2,281	491
Total interest expense	19,524	21,433
Net interest income	64,334	66,750
Provision (credit) for credit losses	24,469	(128)
Net interest income after provision for credit losses	39,865	66,878
Non-interest Income:
Investment securities gains	169	-
Service charges on deposit accounts	2,253	2,307
Mortgage banking activities	3,033	2,863
Wealth management income	6,966	5,236
Insurance agency commissions	2,129	1,900
Income from bank owned life insurance	645	1,189
Bank card fees	1,320	1,252
Other income	1,653	2,222
Total non-interest income	18,168	16,969
Non-interest Expenses:
Salaries and employee benefits	28,053	25,976
Occupancy expense of premises	4,581	5,231
Equipment expenses	2,751	2,576
Marketing	1,189	943
Outside data services	1,582	1,778
FDIC insurance	482	1,136
Amortization of intangible assets	600	491
Merger and acquisition expenses	1,454	-
Professional fees and services	1,826	1,245
Other expenses	5,228	4,816
Total non-interest expenses	47,746	44,192
Income before income taxes	10,287	39,655
Income tax expense	300	9,338
Net income	$9,987	$30,317

Net Income Per Share Amounts:
Basic net income per share	$0.29	$0.85
Diluted net income per share	$0.28	$0.85
Dividends declared per common share	$0.30	$0.28

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended March 31,
(In thousands)	2020	2019
Net income	$9,987	$30,317
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains on investments available-for-sale	14,263	8,814
Related income tax expense	(3,624)	(2,306)
Net investment gains reclassified into earnings	(169)	-
Related income tax expense	42	-
Net effect on other comprehensive income for the period	10,512	6,508

Defined benefit pension plan:
Recognition of unrealized loss	219	265
Related income tax expense	(55)	(69)
Net effect on other comprehensive income for the period	164	196
Total other comprehensive income	10,676	6,704
Comprehensive income	$20,663	$37,021

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Operating activities:
Net income	$9,987	$30,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,427	3,326
Provision (credit) for credit losses	24,469	(128)
Stock based compensation expense	754	690
Tax benefits associated with share based compensation	28	41
Deferred income tax expense/ (benefit)	(5,205)	1,069
Origination of loans held for sale	(217,560)	(97,286)
Proceeds from sales of loans held for sale	208,409	97,456
Gains on sales of loans held for sale	(4,262)	(2,395)
Losses on sales of other real estate owned	9	-
Investment securities gains	(169)	-
Net increase in accrued interest receivable	(588)	(1,573)
Net (increase)/ decrease in other assets	(19,317)	5,191
Net increase/(decrease) in accrued expenses and other liabilities	7,976	(10,381)
Other – net	5,055	992
Net cash provided by operating activities	13,013	27,319
Investing activities:
(Purchases of)/proceeds from other equity securities	(10,582)	12,620
Purchases of investments available-for-sale	(241,682)	(15,919)
Proceeds from sales of investment available-for-sale	13,104	-
Proceeds from maturities, calls and principal payments of investments available-for-sale	127,111	34,829
Net (increase)/ decrease in loans	(17,760)	1,644
Proceeds from the sales of other real estate owned	27	-
Acquisition of business activity, net of cash paid	(26,925)	-
Expenditures for premises and equipment	(696)	(1,066)
Net cash provided by/ (used in) investing activities	(157,403)	32,108
Financing activities:
Net increase in deposits	153,555	309,643
Net decrease in retail repurchase agreements and federal funds purchased	(88,300)	(204,803)
Proceeds from advances from FHLB	250,000	1,079,000
Repayment of advances from FHLB	(9,716)	(1,201,333)
Retirement of subordinated debt	(10,310)	-
Proceeds from issuance of common stock	412	343
Stock tendered for payment of withholding taxes	-	(101)
Repurchase of common stock	(25,702)	-
Dividends paid	(10,544)	(10,008)
Net cash provided by/ (used in) financing activities	259,395	(27,259)
Net increase in cash and cash equivalents	115,005	32,168
Cash and cash equivalents at beginning of period	146,103	101,481
Cash and cash equivalents at end of period	$261,108	$133,649

Supplemental disclosures:
Interest payments	$17,055	$21,455
Income tax payments	-	-
Transfer of investments held-to-maturity to available-for-sale	-	-
Transfer from loans to residential mortgage loans held for sale	-	-
Transfer from loans to other real estate owned	-	-

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2020	$34,970	$586,622	$515,714	$(4,332)	$1,132,974
Net income	-	-	9,987	-	9,987
Other comprehensive income, net of tax	-	-	-	10,676	10,676
Common stock dividends - $0.30 per share	-	-	(10,544)	-	(10,544)
Stock compensation expense	-	754	-	-	754
Common stock issued pursuant to:
Stock option plan - 6,013 shares	6	116	-	-	122
Employee stock purchase plan - 8,617 shares	9	281	-	-	290
Adoption of ASC 326 - Financial Instruments - Credit Losses	-	-	(2,223)	-	(2,223)
Purchase of treasury shares - 820,328 shares	(820)	(24,882)	-	-	(25,702)
Balances at March 31, 2020	$34,165	$562,891	$512,934	$6,344	$1,116,334

Balance at January 1, 2019	$35,531	$606,573	$441,553	$(15,754)	$1,067,903
Net income	-	-	30,317	-	30,317
Other comprehensive income, net of tax	-	-	-	6,704	6,704
Common stock dividends - $0.28 per share	-	-	(10,008)	-	(10,008)
Stock compensation expense	-	690	-	-	690
Common stock issued pursuant to:
Stock option plan - 6,755 shares	7	122	-	-	129
Employee stock purchase plan - 7,662 shares	7	207	-	-	214
Restricted stock - 11,959 shares	12	(113)	-	-	(101)
Balances at March 31, 2019	$35,557	$607,479	$461,862	$(9,050)	$1,095,848

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Notes to the CONDENSED Consolidated Financial Statements - UNAUDITED

Note 1 – Significant Accounting Policies

Nature of Operations

Sandy Spring Bancorp (the “Company” or “Sandy Spring”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”). Independent and community-oriented, Sandy Spring Bank offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. Sandy Spring Bank also offers a comprehensive menu of insurance and wealth management services through its subsidiaries, Sandy Spring Insurance Corporation (“Sandy Spring Insurance”), West Financial Services, Inc. (“West Financial”) and Rembert Pendleton Jackson (“RPJ”).

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2020. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2020. The Company adopted ASC 326 – Financial Instruments – Credit Losses during the first quarter of 2020. There have been no significant changes to any other of the Company’s accounting policies as disclosed in the 2019 Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sandy Spring Bank, and its subsidiaries, Sandy Spring Insurance Corporation, West Financial Services, Inc. and Rembert Pendleton Jackson. Consolidation has resulted in the elimination of all intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, in addition to affecting the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for credit losses and the related allowance, potential impairment of goodwill or other intangible assets, valuation of investment securities and the determination of whether available-for-sale debt securities with fair values less than amortized costs are impaired and require allowance for credit losses, valuation of other real estate owned, valuation of share-based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, the calculation of current and deferred income taxes and the actuarial projections related to pension expense and the related liability.

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

Wealth Management Income

West Financial Services, Inc. and Rembert Pendleton Jackson, subsidiaries of the Bank, provide comprehensive investment management and financial planning services. Wealth management income is comprised of income for providing trust, estate and investment management services. Trust services include acting as a trustee for corporate or personal trusts. Investment management services include investment management, record-keeping and reporting of security portfolios. Fees for these services are recognized based on a contractually-agreed fixed percentage applied to net assets under management at the end of each reporting period. The Company does not charge/recognize any performance-based fees.

Insurance Agency Commissions

Sandy Spring Insurance, a subsidiary of the Bank, performs the function of an insurance intermediary by introducing the policyholder and insurer and is compensated by a commission fee for placement of an insurance policy. Sandy Spring Insurance does not provide any captive management services or any claim handling services. Commission fees are set as a percentage of the premium for the insurance policy for which Sandy Spring Insurance is a producer. Sandy Spring Insurance recognizes revenue when the insurance policy has been contractually agreed to by the insurer and policyholder (at transaction date).

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

Allowance for Credit Losses

The allowance for credit losses (“allowance” or “ACL”) represents an amount which, in management's judgment, is adequate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The allowance is measured and recorded upon the initial recognition of a financial asset. The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision or credit for credit losses, which is recorded as a current period operating expense.

Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the allowance is reviewed periodically by the Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administrations, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or when the Company determines that the foreclosure is probable. The Company excludes accrued interest from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income as loans are moved to non-accrual status.

Loans are pooled into segments based on the similar risk characteristics of the underlying borrowers, in addition to consideration of collateral type, industry and business purpose of the loans. Portfolio segments used to estimate the allowance are the same as portfolio segments used for general credit risk management purposes. Refer to Note 4 – Loans for more details on management’s discussion of the Company’s portfolio segments.

The Company applies two calculation methodologies to estimate the collective quantified component of the allowance: discounted cash flows method and weighted average remaining life method. Allowance estimates on commercial acquisition, development and construction (“AD&C) and residential construction segments are based on the weighted average remaining life method. Allowance estimates on all other portfolio segments are based on the discounted cash flows method. Segments utilizing the discounted cash flows method are further sub-segmented into risk level pools, determined either by risk rating or Beacon Scores ranges. To better manage risk and reasonably determine the sufficiency of reserves, this segregation allows the Company to monitor the allowance component applicable to higher risk loans separate from the remainder of the portfolio. Collective calculation methodologies utilize the Company’s historical default and loss experience adjusted for future economic forecasts. At initial adoption of the accounting standard for current expected credit losses (“CECL”), management opted for the application of the reasonable and supportable forecast period of two years under stable economic conditions. However, under the current deteriorated economic conditions, the reasonable and supportable forecast period was adjusted to one year, due to the inherent uncertainty in the future economic outlook. Following the end of the reasonable and supportable forecast period expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include: unemployment rate, house price index and number of business bankruptcies. Contractual loan level cash flows within discounted cash flows methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.

The collective quantified component of the allowance is supplemented by a qualitative component to address various risk characteristics of the Company’s loan portfolio including:

• trends in early delinquencies;

• changes in the risk profile related to large loans in the portfolio;

• concentrations of loans to specific industry segments;

• expected changes in economic conditions;

• changes in the Company’s credit administration and loan portfolio management processes; and

• the quality of the Company’s credit risk identification processes.

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determines that a foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When a repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When the repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the collateral’s appraised value less estimated cost to sell. Third party appraisals used in the individual reserve assessment are conducted at least annually with underlying assumptions that are reviewed by management. Third party appraisals may be obtained on a more frequent basis if deemed necessary. Internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s remaining life. The Company may receive updated appraisals which contradict the preliminary determination of fair value used to establish an individual allowance on a loan. In these instances the individual allowance is adjusted to reflect the Company’s evaluation of the updated appraised fair value. In the event a loss was previously confirmed and the loan was charged down to the estimated fair value based on a previous appraisal, the balance of partially charged-off loans are not subsequently increased but could be further decreased depending on the direction of the change in fair value. Payments on fully or partially charged-off loans are accounted for under the cost-recovery method. Under this method, all payments received are applied on a cash basis to reduce the entire outstanding principal, then to recognize a recovery of all previously charged-off amounts before any interest income may be recognized. Based on the individual reserve assessment, if the Company determines that the fair value of the collateral is less than the amortized cost basis of the loan, an individual allowance will be established measured as the difference between the fair value of the collateral (less cost to sell) and the amortized cost basis of the loan. Once a loss has been confirmed, the loan is charged-down to its estimated fair value.

Large groups of smaller non-accrual homogeneous loans are not individually evaluated for allowance and include residential permanent and construction mortgages and consumer installment loans. These portfolios are reserved for on a collective basis using historical loss rates of similar loans over the weighted average life of each pool.

Management believes it uses relevant information available to make determinations about the allowance and that it has established the existing allowance in accordance with GAAP. However, the determination of the allowance requires significant judgment, and estimates of expected lifetime losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize expected losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial condition of borrowers.

The adoption of CECL guidance did not result in a significant change to any other credit risk management and monitoring processes, including identification of past due or delinquent borrowers, non-accrual practices, assessment of troubled debt restructurings or charge-off policy.

Leases

The Company determines if an arrangement is a lease at inception. All of the Company’s leases are currently classified as operating leases and are included in other assets and other liabilities on the Company’s Condensed Consolidated Statements of Condition.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the expected future lease payments over the remaining lease term. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating ROU assets are adjusted for any lease payments made at or before lease commencement date, initial direct costs, any lease incentives received and any favorable or unfavorable fair value adjustments on acquired leases. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense is recognized on a straight line basis over the expected lease term. Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

Note 2 – Acquisition of revere bank

On September 23, 2019, the Company and Revere Bank (“Revere”) entered into a definitive agreement for the Company to acquire the Maryland-based Revere. The acquisition of Revere was completed on April 1, 2020. With the completion of the merger, former Revere shareholders received 1.05 shares of the Sandy Spring common stock for each share of Revere common stock they held. Based on the $22.64 per share closing price of Sandy Spring common stock on March 31, 2020, the total transaction value is approximately $287 million. Upon completion of the acquisition, Sandy Spring shareholders owned approximately 74 percent of the combined company, and former Revere shareholders owned approximately 26 percent.

As of March 31, 2020, Revere had more than $2.8 billion in assets and operated 11 full-service community banking offices throughout the Washington D.C. metropolitan region.

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	March 31, 2020				December 31, 2019
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. treasuries and government agencies	$186,184	$1,559	$(7,399)	$180,344	$260,294	$887	$(2,686)	$258,495
State and municipal	271,771	6,106	(1,428)	276,449	229,309	4,377	(37)	233,649
Mortgage-backed and asset-backed	698,029	20,631	(178)	718,482	568,373	3,268	(882)	570,759
Corporate debt	12,150	182	-	12,332	9,100	452	-	9,552
Trust preferred	-	-	-	-	310	-	-	310
Total debt securities	1,168,134	28,478	(9,005)	1,187,607	1,067,386	8,984	(3,605)	1,072,765
Marketable equity securities	-	-	-	-	568	-	-	568
Total investments available-for-sale	$1,168,134	$28,478	$(9,005)	$1,187,607	$1,067,954	$8,984	$(3,605)	$1,073,333

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at March 31, 2020 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at March 31, 2020. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity.

The mortgage-backed securities portfolio at March 31, 2020 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($169.3 million), GNMA, FNMA or FHLMC mortgage-backed securities ($481.9 million) or SBA asset-backed securities ($67.3 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time to allow for any anticipated recovery in fair value.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	March 31, 2020
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	6	$86,597	$3,624	$3,775	$7,399
State and municipal	14	44,737	1,428	-	1,428
Mortgage-backed and asset-backed	8	24,981	144	34	178
Total	28	$156,315	$5,196	$3,809	$9,005

	December 31, 2019
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	12	$151,132	$2,211	$475	$2,686
State and municipal	3	7,227	37	-	37
Mortgage-backed and asset-backed	35	184,784	508	374	882
Total	50	$343,143	$2,756	$849	$3,605

The estimated fair values of debt securities available-for-sale by contractual maturity at the dates indicated are provided in the following table. The Company has allocated mortgage-backed securities into the four maturity groupings reflected in the following table using the expected average life of the individual securities based on statistics provided by independent third party industry sources. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2020
	One Year	One to	Five to	After Ten
(In thousands)	or less	Five Years	Ten Years	Years	Total
U.S. treasuries and government agencies	$68,673	$25,074	$-	$86,597	$180,344
State and municipal	25,296	66,226	72,676	112,251	276,449
Mortgage-backed and asset-backed	-	4,413	52,349	661,720	718,482
Corporate debt	-	-	12,332	-	12,332
Trust preferred	-	-	-	-	-
Total available-for-sale debt securities	$93,969	$95,713	$137,357	$860,568	$1,187,607

	December 31, 2019
	One Year	One to	Five to	After Ten
(In thousands)	or less	Five Years	Ten Years	Years	Total
U.S. treasuries and government agencies	$69,799	$96,709	$-	$91,987	$258,495
State and municipal	33,311	76,723	75,820	47,795	233,649
Mortgage-backed and asset-backed	852	7,125	55,226	507,556	570,759
Corporate debt	-	-	9,552	-	9,552
Trust preferred	-	-	-	310	310
Total available-for-sale debt securities	$103,962	$180,557	$140,598	$647,648	$1,072,765

At March 31, 2020 and December 31, 2019, investments available-for-sale with a book value of $417.1 million and $424.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2020 and December 31, 2019.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	March 31, 2020	December 31, 2019
Federal Reserve Bank stock	$22,581	$22,559
Federal Home Loan Bank of Atlanta stock	39,804	29,244
Marketable equity securities	568	-
Total equity securities	$62,953	$51,803

Note 4 – LOANS

Outstanding loan balances at March 31, 2020 and December 31, 2019 are net of unearned income, including net deferred loan fees of $2.2 million and $1.8 million, respectively. The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2020	December 31, 2019
Residential real estate:
Residential mortgage	$1,116,512	$1,149,327
Residential construction	149,573	146,279
Commercial real estate:
Commercial owner-occupied real estate	1,305,682	1,288,677
Commercial investor real estate	2,241,240	2,169,156
Commercial AD&C	643,114	684,010
Commercial business	813,525	801,019
Consumer	453,346	466,764
Total loans	$6,722,992	$6,705,232

Portfolio Segments

The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. These segments are:

• Commercial business loans - Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of a loan primarily comes from the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory.

• Commercial acquisition, development and construction loans - Commercial acquisition, development and construction loans are intended to finance the construction of commercial properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

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

• Residential mortgage loans - The residential mortgage category contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.

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

Note 5 – CREDIT QUALITY ASSESSMENT

The Company completed implementation of the CECL standard during the first quarter of 2020. The new guidance requires additional disclosures and introduces certain changes to definitions previously used under allowance for loan losses guidance. Accordingly, the following sections present separate disclosures compliant with the new and the legacy disclosure requirements.

Allowance for Credit Losses

Summary information on the allowance for credit loss activity for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2020	2019
Balance at beginning of period	$56,132	$53,486
Initial allowance on purchased credit deteriorated loans at adoption of ASC 326	2,762	-
Transition impact of adopting ASC 326	2,983	-
Provision (credit) for credit losses	24,469	(128)
Loan charge-offs	(654)	(356)
Loan recoveries	108	87
Net charge-offs	(546)	(269)
Balance at period end	$85,800	$53,089

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	March 31, 2020	December 31, 2019
Collateral dependent loans individually evaluated for credit loss with an allowance	$26,652	$15,333
Collateral dependent loans individually evaluated for credit loss without an allowance	11,023	9,440
Total individually evaluated collateral dependent loans	$37,675	$24,773

Allowance for credit losses related to loans evaluated individually	$8,643	$5,501
Allowance for credit losses related to loans evaluated collectively	77,157	50,631
Total allowance for credit losses	$85,800	$56,132

The below section presents allowance for credit losses disclosures in line with the new CECL disclosure requirements.

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2020
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of period	$11,395	$7,590	$18,407	$6,884	$2,086	$8,803	$967	$56,132
Initial allowance on purchased credit deteriorated loans at adoption of ASC 326	1,549	-	1,114	-	99	-	-	2,762
Transition impact of adopting ASC 326	2,988	2,576	(3,125)	387	820	(388)	(275)	2,983
Provision for credit losses	13,506	1,042	3,454	2,839	1,349	1,810	469	24,469
Charge-offs	(175)	-	-	-	(133)	(346)	-	(654)
Recoveries	67	-	-	-	26	13	2	108
Net recoveries (charge-offs)	(108)	-	-	-	(107)	(333)	2	(546)
Balance at end of period	$29,330	$11,208	$19,850	$10,110	$4,247	$9,892	$1,163	$85,800

Total loans	$813,525	$643,114	$2,241,240	$1,305,682	$453,346	$1,116,512	$149,573	$6,722,992
Allowance for credit losses to total loans ratio	3.61%	1.74%	0.89%	0.77%	0.94%	0.89%	0.78%	1.28%

Balance of loans individually evaluated for credit loss	$11,560	$829	$18,545	$4,074	$1,313	$1,354	$-	$37,675
Allowance related to loans evaluated individually	$5,659	$132	$2,704	$49	$99	$-	$-	$8,643
Individual allowance to loans evaluated individually ratio	48.95%	15.92%	14.58%	1.20%	7.54%	0.00%	-	22.94%

Balance of loans collectively evaluated for credit loss	$801,965	$642,285	$2,222,695	$1,301,608	$452,033	$1,115,158	$149,573	$6,685,317
Allowance related to loans evaluated collectively	$23,671	$11,076	$17,146	$10,061	$4,148	$9,892	$1,163	$77,157
Collective allowance to loans evaluated collectively ratio	2.95%	1.72%	0.77%	0.77%	0.92%	0.89%	0.78%	1.15%

The following table presents collateral dependent loans individually evaluated for credit loss with the associated allowances for credit losses by the applicable portfolio segment:

	March 31, 2020
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Loans individually evaluated for credit loss with an allowance

Non-accruing	$7,967	$829	$14,443	$760	$99	$-	$-	$24,098
Restructured accruing	579	-	-	-	-	-	-	579
Restructured non-accruing	1,107	-	749	119	-	-	-	1,975
Balance	$9,653	$829	$15,192	$879	$99	$-	$-	$26,652

Allowance	$5,659	$132	$2,704	$49	$99	$-	$-	$8,643

Loans individually evaluated for credit loss without an allowance

Non-accruing	$362	$-	$2,578	$1,486	$850	$7	$-	$5,283
Restructured accruing	147	-	775	-	-	1,074	-	1,996
Restructured non-accruing	1,398	-	-	1,709	364	273	-	3,744
Balance	$1,907	$-	$3,353	$3,195	$1,214	$1,354	$-	$11,023

Total individually evaluated loans
Non-accruing	$8,329	$829	$17,021	$2,246	$949	$7	$-	$29,381
Restructured accruing	726	-	775	-	-	1,074	-	2,575
Restructured non-accruing	2,505	-	749	1,828	364	273	-	5,719
Balance	$11,560	$829	$18,545	$4,074	$1,313	$1,354	$-	$37,675

Total unpaid contractual principal balance
	$14,450	$829	$24,373	$6,037	$1,583	$2,747	$-	$50,019

The following table presents average principal balance of the total non-accrual loans, contractual interest due and interest income recognized on a cash basis on non-accrual loans for the periods indicated below:

	March 31, 2020
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Average non-accrual loans for the period	$10,912	$829	$17,876	$4,111	$5,348	$12,470	$-	$51,546
Contractual interest income due on non-accrual loans during the period	$230	$13	$415	$111	$91	$172	$-	$1,032
Interest income on non-accrual loans recognized on a cash basis	$39	$-	$179	$39	$24	$91	$-	$372

Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the three months ended March 31, 2020 new loans placed on non-accrual status totaled $2.4 million and the related amount of reversed uncollected accrued interest was insignificant.

The below section presents historical allowance for loan losses disclosures in line with the legacy disclosure requirements.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Year Ended December 31, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of period	$11,377	$5,944	$17,603	$6,307	$2,113	$8,881	$1,261	$53,486
Provision (credit)	1,164	1,418	788	577	565	474	(302)	4,684
Charge-offs	(1,195)	-	-	-	(783)	(690)	-	(2,668)
Recoveries	49	228	16	-	191	138	8	630
Net recoveries (charge-offs)	(1,146)	228	16	-	(592)	(552)	8	(2,038)
Balance at end of period	$11,395	$7,590	$18,407	$6,884	$2,086	$8,803	$967	$56,132

Total loans	$801,019	$684,010	$2,169,156	$1,288,677	$466,764	$1,149,327	$146,279	$6,705,232
Allowance for loan losses to total loans ratio	1.42%	1.11%	0.85%	0.53%	0.45%	0.77%	0.66%	0.84%

Balance of loans specifically evaluated for impairment	$8,867	$829	$9,212	$4,148	na.	$1,717	$-	$24,773
Allowance for loans specifically evaluated for impairment	$3,817	$132	$1,529	$23	na.	$-	$-	$5,501
Specific allowance to specific loans ratio	43.05%	-	16.60%	0.55%	na.	-	-	22.21%

Balance of loans collectively evaluated	$789,613	$683,181	$2,150,400	$1,284,529	$465,771	$1,147,602	$146,279	$6,667,375
Allowance for loans collectively evaluated	$7,578	$7,458	$16,878	$6,861	$2,086	$8,803	$967	$50,631
Collective allowance to collective loans ratio	0.96%	1.09%	0.78%	0.53%	0.45%	0.77%	0.66%	0.76%

Balance of loans acquired with deteriorated credit quality	$2,539	$-	$9,544	$-	$993	$8	$-	$13,084
Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Allowance to loan acquired with deteriorated credit quality ratio	-	-	-	-	-	-	-	-

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the unpaid contractual principal balance of the impaired loans:

	December 31, 2019
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$5,608	$829	$5,448	$767	$-	$12,652
Restructured accruing	266	-	-	-	-	266
Restructured non-accruing	1,856	-	437	122	-	2,415
Balance	$7,730	$829	$5,885	$889	$-	$15,333

Allowance	$3,817	$132	$1,529	$23	$-	$5,501

Impaired loans without a specific allowance
Non-accruing	$114	$-	$2,552	$1,522	$-	$4,188
Restructured accruing	151	-	775	-	1,444	2,370
Restructured non-accruing	872	-	-	1,737	273	2,882
Balance	$1,137	$-	$3,327	$3,259	$1,717	$9,440

Total impaired loans
Non-accruing	$5,722	$829	$8,000	$2,289	$-	$16,840
Restructured accruing	417	-	775	-	1,444	2,636
Restructured non-accruing	2,728	-	437	1,859	273	5,297
Balance	$8,867	$829	$9,212	$4,148	$1,717	$24,773

Unpaid principal balance in total impaired loans	$11,296	$829	$13,805	$6,072	$2,618	$34,620

	December 31, 2019
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,781	$2,052	$7,565	$4,390	$1,577	$23,365
Contractual interest income due on impaired loans during the period	$648	$127	$786	$258	$128
Interest income on impaired loans recognized on a cash basis	$221	$-	$49	$187	$8
Interest income on impaired loans recognized on an accrual basis	$62	$-	$39	$-	$68

Credit Quality

The following section provides information on the credit quality of loan portfolio under the new CECL disclosure requirements:

	March 31, 2020
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Analysis of Non-accrual Loan Activity:
Balance at beginning of period	$8,450	$829	$8,437	$4,148	$4,107	$12,661	$-	$38,632
Purchased credit deteriorated loans designated as non-accrual (1)	2,539	-	9,544	-	993	8	-	13,084
Loans placed on non-accrual	1,001	-	-	-	748	620	-	2,369
Non-accrual balances transferred to OREO	-	-	-	-	-	-	-	-
Non-accrual balances charged-off	(175)	-	-	-	(54)	(346)	-	(575)
Net payments or draws	(981)	-	(211)	(74)	(176)	(418)	-	(1,860)
Non-accrual loans brought current	-	-	-	-	(22)	(254)	-	(276)
Balance at end of period	$10,834	$829	$17,770	$4,074	$5,596	$12,271	$-	$51,374
(1) Upon the adoption of CECL standard, the Company transitioned from closed pool level accounting for PCI loans during the first quarter of 2020. Non-accrual loans are determined based on the individual loan level and aggregated for reporting.

	March 31, 2020
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Performing loans:
Current	$798,856	$632,929	$2,208,163	$1,298,353	$443,320	$1,082,513	$148,102	$6,612,236
31-60 days	2,671	9,356	13,521	3,255	3,126	16,324	-	48,253
61-90 days	438	-	1,011	-	1,304	4,322	1,471	8,546
Total performing loans	801,965	642,285	2,222,695	1,301,608	447,750	1,103,159	149,573	6,669,035
Non-performing loans:
Non-accrual loans	10,834	829	17,770	4,074	5,596	12,271	-	51,374
Loans greater than 90 days past due	-	-	-	-	-	8	-	8
Restructured loans	726	-	775	-	-	1,074	-	2,575
Total non-performing loans	11,560	829	18,545	4,074	5,596	13,353	-	53,957
Total loans	$813,525	$643,114	$2,241,240	$1,305,682	$453,346	$1,116,512	$149,573	$6,722,992

The following table provides information about credit quality indicators by the year of origination:

	March 31, 2020
	Term Loans by Origination Year						Revolving
(In thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial:
Pass	$43,565	$106,211	$133,570	$70,396	$38,508	$80,786	$325,583	$798,619
Special Mention	-	701	26	379	304	633	499	2,542
Substandard	322	1,104	3,384	1,082	2,166	2,835	1,471	12,364
Doubtful	-	-	-	-	-	-	-	-
Total	$43,887	$108,016	$136,980	$71,857	$40,978	$84,254	$327,553	$813,525

Commercial AD&C:
Pass	$119,146	$237,288	$189,046	$54,654	$2,901	$2,404	$36,845	$642,284
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	730	100	-	-	-	830
Doubtful	-	-	-	-	-	-	-	-
Total	$119,146	$237,288	$189,776	$54,754	$2,901	$2,404	$36,845	$643,114

Commercial Investor R/E:
Pass	$169,448	$580,249	$319,063	$304,598	$361,218	$470,582	$14,839	$2,219,997
Special Mention	-	883	980	257	-	342	-	2,462
Substandard	347	2,658	-	-	112	15,664	-	18,781
Doubtful	-	-	-	-	-	-	-	-
Total	$169,795	$583,790	$320,043	$304,855	$361,330	$486,588	$14,839	$2,241,240

Commercial Owner Occupied R/E:
Pass	$88,082	$254,565	$179,210	$226,489	$212,350	$333,170	$1,313	$1,295,179
Special Mention	-	1,050	878	-	-	333	-	2,261
Substandard	-	988	454	1,176	400	5,224	-	8,242
Doubtful	-	-	-	-	-	-	-	-
Total	$88,082	$256,603	$180,542	$227,665	$212,750	$338,727	$1,313	$1,305,682

Consumer:
Beacon score:
660-850	$627	$7,093	$7,477	$3,462	$3,342	$21,332	$361,325	$404,658
600-659	108	771	167	185	1,039	5,748	14,705	22,723
540-599	1	69	153	236	795	3,126	5,993	10,373
less than 540	56	1,072	282	413	594	3,720	9,455	15,592
Total	$792	$9,005	$8,079	$4,296	$5,770	$33,926	$391,478	$453,346

Residential Mortgage:
Beacon score:
660-850	$19,705	$50,503	$191,761	$236,191	$171,471	$317,518	$-	$987,149
600-659	202	11,096	14,850	13,690	10,053	22,938	-	72,829
540-599	171	1,883	5,062	1,645	4,628	13,289	-	26,678
less than 540	92	1,445	6,793	2,818	2,444	16,264	-	29,856
Total	$20,170	$64,927	$218,466	$254,344	$188,596	$370,009	$-	$1,116,512

Residential Construction:
Beacon score:
660-850	$23,564	$72,488	$41,516	$5,660	$1,968	$-	$-	$145,196
600-659	741	3,356	280	-	-	-	-	4,377
540-599	-	-	-	-	-	-	-	-
less than 540	-	-	-	-	-	-	-	-
Total	$24,305	$75,844	$41,796	$5,660	$1,968	$-	$-	$149,573

The following section provides historical information on the credit quality of the loan portfolio under the legacy disclosure requirements:

	December 31, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$8,450	$829	$8,437	$4,148	$4,107	$12,661	$-	$38,632
Loans 90 days past due	-	-	-	-	-	-	-	-
Restructured loans	417	-	775	-	364	1,080	-	2,636
Total non-performing loans	8,867	829	9,212	4,148	4,471	13,741	-	41,268
Other real estate owned	39	665	409	-	64	305	-	1,482
Total non-performing assets	$8,906	$1,494	$9,621	$4,148	$4,535	$14,046	$-	$42,750

	December 31, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans:
31-60 days	$908	$-	$932	$316	$2,697	$14,853	$280	$19,986
61-90 days	370	-	-	-	1,517	4,541	1,334	7,762
> 90 days	-	-	-	-	-	-	-	-
Total past due	1,278	-	932	316	4,214	19,394	1,614	27,748
Non-accrual loans	8,450	829	8,437	4,148	4,107	12,661	-	38,632
Loans acquired with deteriorated credit quality	2,539	-	9,544	-	993	8	-	13,084
Current loans	788,752	683,181	2,150,243	1,284,213	457,450	1,117,264	144,665	6,625,768
Total loans	$801,019	$684,010	$2,169,156	$1,288,677	$466,764	$1,149,327	$146,279	$6,705,232

	December 31, 2019
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$783,909	$683,181	$2,146,971	$1,278,337	$4,892,398
Special Mention	2,487	-	3,189	2,284	7,960
Substandard	14,623	829	18,996	8,056	42,504
Doubtful	-	-	-	-	-
Total	$801,019	$684,010	$2,169,156	$1,288,677	$4,942,862

	December 31, 2019
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$462,293	$1,135,586	$146,279	$1,744,158
Non-performing:
90 days past due	-	-	-	-
Non-accruing	4,107	12,661	-	16,768
Restructured loans	364	1,080	-	1,444
Total	$466,764	$1,149,327	$146,279	$1,762,370

During the three months ended March 31, 2020, the Company restructured $1.4 million in loans that were designated as troubled debt restructurings. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of an individual loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during the three months ended March 31, 2020 had individual reserves of $0.2 million. For the year ended December 31, 2019, the Company restructured $2.4 million in loans. Loans restructured during 2019 had individual reserves of $0.4 million at December 31, 2019. During both the three months ended March 31, 2020 and for the year ended December 31, 2019 modifications consisted principally of interest rate concessions, and did not result in the reduction of the recorded investment in the associated loan balances. The commitments to lend additional funds on loans that have been restructured at March 31, 2020 and December 31, 2019 were not significant.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Three Months Ended March 31, 2020
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings:
Restructured accruing	$322	$-	$-	$-	$-	$322
Restructured non-accruing	-	-	347	760	-	1,107
Balance	$322	$-	$347	$760	$-	$1,429

Specific allowance	$80	$-	$60	$40	$-	$180

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2019
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings:
Restructured accruing	$170	$-	$775	$-	$364	$1,309
Restructured non-accruing	261	-	789	-	-	1,050
Balance	$431	$-	$1,564	$-	$364	$2,359

Specific allowance	$196	$-	$205	$-	$-	$401

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $1.4 million and $1.5 million at March 31, 2020 and December 31, 2019, respectively. There were noconsumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2020.

Note 6 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	March 31, 2020			Weighted		December 31, 2019			Weighted
	Gross		Net	Average		Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining		Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life		Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$10,678	$(4,077)	$6,601	7.8	years	$10,678	$(3,689)	$6,989	8.0	years
Other identifiable intangibles	13,906	(726)	13,180	11.4	years	1,478	(626)	852	9.7	years
Total amortizing intangible assets	$24,584	$(4,803)	$19,781			$12,156	$(4,315)	$7,841

Goodwill	$369,708		$369,708			$347,149		$347,149

The amount of goodwill by reportable segment is presented in the following table:

	Community		Investment
(In thousands)	Banking	Insurance	Management	Total
Balance December 31, 2019	$331,173	$6,788	$9,188	$347,149
Acquisition of Rembert Pendleton Jackson	-	-	22,559	22,559
Balance March 31, 2020	$331,173	$6,788	$31,747	$369,708

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2020	$2,893
2021	3,305
2022	2,939
2023	2,573
Thereafter	8,071
Total amortizing intangible assets	$19,781

Note 7 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2020	December 31, 2019
Noninterest-bearing deposits	$1,939,937	$1,892,052
Interest-bearing deposits:
Demand	864,620	836,433
Money market savings	1,806,875	1,839,593
Regular savings	335,831	329,919
Time deposits of less than $100,000	456,017	463,431
Time deposits of $100,000 or more	1,190,594	1,078,891
Total interest-bearing deposits	4,653,937	4,548,267
Total deposits	$6,593,874	$6,440,319

Note 8 – SUBORDINATED DEBT

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

In conjunction with the acquisition of WashingtonFirst Bankshares, Inc., the Company assumed $25.0 million in non-callable subordinated debt and $10.3 million in callable junior subordinated debt securities. The associated purchase premiums at acquisition were $2.2 million and $0.1 million, respectively. The premiums are amortized over the contractual life of each obligation.

During the first quarter of 2020, the Company redeemed $10.3 million of the outstanding principal balance of callable junior subordinated debt securities.

The non-callable subordinated debt has a maturity of ten years, is due in full on October 15, 2025, is non-callable until October 15, 2020 and currently bears a fixed interest rate of 6.00% per annum, payable quarterly, subject to a reset after 5 years (on October 5, 2020) at 3 month LIBOR plus 467 basis points. The entire amount of subordinated debt is considered Tier 2 capital under current regulatory guidelines.

The following table provides information on subordinated debentures as of the date indicated:

(In thousands)	March 31, 2020	December 31, 2019
Subordinated debentures	$200,000	$200,000
Add: Purchase accounting premium	1,846	1,894
Less: Debt Issuance Costs	(2,800)	(2,885)
Trust preferred capital notes	-	10,310
Add: Purchase accounting premium	-	87
Total subordinated debentures	$199,046	$209,406

Note 9 – Stockholders’ Equity

The Company’s board of directors approved a new stock repurchase plan in December 2018. The current program permits the repurchase of up to 1,800,000 shares of common stock. The Company repurchased 1,488,519 common shares for the total cost of $50.0 million under the current repurchase plan.

Note 10 – Share Based Compensation

At March 31, 2020, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance awards to selected directors and employees on a periodic basis at the discretion of the board. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 970,957 are available for issuance at March 31, 2020, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock or restricted stock unit grant. The Company recognized compensation expense of $0.8 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively, related to the awards of stock options and restricted stock grants. The intrinsic value of stock options exercised in the three months ended March 31, 2020 and 2019 was $0.1 million during both periods. The total of unrecognized compensation cost related to stock options was approximately $0.1 million as of March 31, 2020. That cost is expected to be recognized over a weighted average period of approximately 1.0year. The total of unrecognized compensation cost related to restricted stock was approximately $9.7 million as of March 31, 2020. That cost is expected to be recognized over a weighted average period of approximately 3.3years. The fair value of the options vested during the three months ended March 31, 2020 and 2019, was not significant.

The Company granted a total of 181,186 restricted shares, restricted stock units and performance share units in the first quarter of 2020, of which 54,472 units are subject to achievement of certain performance conditions measured over a three year performance period and 126,714 shares or units subject to a three- or five-year vesting schedule. The Company did not grant any stock options during the three months ended March 31, 2020.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2020	65,279	$31.34		$485
Granted	-	$-
Exercised	(6,013)	$20.26		$60
Forfeited	(323)	$39.20
Expired	(426)	$20.26
Balance at March 31, 2020	58,517	$32.52	3.2	$-

Exercisable at March 31, 2020	44,740	$30.42	2.7	$-

Weighted average fair value of options
granted during the year		$-

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
	Shares/Units	Fair Value
Nonvested at January 1, 2020	226,502	$35.43
Granted	181,186	$26.40
Vested	-	$-
Forfeited	(7,057)	$47.58
Nonvested at March 31, 2020	400,631	$31.13

Note 11 – Pension, Profit Sharing, and Other Employee Benefit Plans

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2020	2019
Interest cost on projected benefit obligation	$359	$402
Expected return on plan assets	(456)	(412)
Recognized net actuarial loss	219	265
Net periodic benefit cost	$122	$255

Note 12 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2020	2019
Net income	$9,987	$30,317

Basic:
Basic weighted average EPS shares	34,979	35,794

Basic net income per share	$0.29	$0.85

Diluted:
Basic weighted average EPS shares	34,979	35,794
Dilutive common stock equivalents	78	13
Dilutive EPS shares	35,057	35,807

Diluted net income per share	$0.28	$0.85

Anti-dilutive shares	9	12

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

	Unrealized Gains on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2020	$4,000	$(8,332)	$(4,332)
Other comprehensive income before reclassification, net of tax	10,639	-	10,639
Reclassifications from accumulated other comprehensive income, net of tax	(127)	164	37
Current period change in other comprehensive income, net of tax	10,512	164	10,676
Balance at March 31, 2020	$14,512	$(8,168)	$6,344

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2019	$(6,630)	$(9,124)	$(15,754)
Other comprehensive income before reclassification, net of tax	6,508	-	6,508
Reclassifications from accumulated other comprehensive income, net of tax	-	196	196
Current period change in other comprehensive income, net of tax	6,508	196	6,704
Balance at March 31, 2019	$(122)	$(8,928)	$(9,050)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2020	2019
Unrealized gains on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$169	$-
Income before taxes	169	-
Tax expense	(42)	-
Net income	$127	$-

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss(1)	$(219)	$(265)
Income before taxes	(219)	(265)
Tax benefit	55	69
Net loss	$(164)	$(196)
(1) This amount is included in the computation of net periodic benefit cost. See Note 11.

NOTE 14 – LEASES

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

As March 31, 2020, ROU assets and lease liabilities totaled $67.5 million and $75.1 million, respectively. For the three months ended March 31, 2020, the Company recognized total operating lease expense in the amount of $2.7 million. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 was $2.1 million and is included in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. The Company added two locations from the acquisition of Rembert Pendleton Jackson during the current quarter. The associated new ROU asset obtained in exchange for lease obligations totaled $0.3 million.

As of March 31, 2020, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
One year	$8,136
Two years	10,421
Three years	10,101
Four years	10,120
Five years	8,402
Thereafter	42,730
Total undiscounted lease payments	89,910
Less: Present value discount	(14,786)
Lease Liability	$75,124

As of March 31, 2020, the weighted average remaining lease term was 10.2 years and the weighted average operating discount rate used to determine the operating lease liability was 3.27%.

The Company had no additional operating or finance leases that have not yet commenced operations at March 31, 2020. The Company does not have any lease arrangements with any of its related parties as of March 31, 2020.

Note 15 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and, therefore, has no credit risk. The notional value of commercial loan swaps outstanding was $204.2 million with a fair value of $9.6 million as of March 31, 2020 compared to $204.7 million with a fair value of $2.5 million as of December 31, 2019. The swap positions are offset to minimize the potential impact on the Company’s financial statements. Fair values of the swaps are carried as both gross assets and gross liabilities in the Condensed Consolidated Statements of Condition. The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 16 – Litigation

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

Note 17 – Fair Value

Generally accepted accounting principles provide entities the option to measure eligible financial assets, financial liabilities and commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment. Subsequent changes in fair value must be recorded in earnings. The Company applies the fair value option on residential mortgage loans held for sale. The fair value option on residential mortgage loans held for sale allows the recognition of gains on the sale of mortgage loans to more accurately reflect the timing and economics of the transaction.

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

Investments available-for-sale

U.S. government agencies, mortgage-backed, and asset-backed securities

Valuations are based on active market data and use of evaluated broker pricing models that vary based by asset class and includes available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, descriptive terms, and conditions databases coupled with extensive quality control programs. Multiple quality control evaluation processes review available market, credit and deal level information to support the evaluation of the security. If there is a lack of objectively verifiable information available to support the valuation, the evaluation of the security is discontinued. Additionally, proprietary models and pricing systems, mathematical tools, actual transacted prices, integration of market developments and experienced evaluators are used to determine the value of a security based on a hierarchy of market information regarding a security or securities with similar characteristics. The Company does not adjust the quoted price for such securities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2020
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$67,114	$-	$67,114
Investments available-for-sale:
U.S. government agencies	-	180,344	-	180,344
State and municipal	-	276,449	-	276,449
Mortgage-backed and asset-backed	-	718,482	-	718,482
Corporate debt	-	-	12,332	12,332
Trust preferred	-	-	-	-
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	9,571	-	9,571

Liabilities
Interest rate swap agreements	$-	$(9,571)	$-	$(9,571)

	December 31, 2019
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$53,701	$-	$53,701
Investments available-for-sale:
U.S. government agencies	-	258,495	-	258,495
State and municipal	-	233,649	-	233,649
Mortgage-backed and asset-backed	-	570,759	-	570,759
Corporate debt	-	-	9,552	9,552
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	2,507	-	2,507

Liabilities
Interest rate swap agreements	$-	$(2,507)	$-	$(2,507)

The following table provides a change in the fair value of assets measured in the Condensed Consolidated Statements of Condition at fair value with significant unobservable inputs (Level 3) on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2020	$9,862
Additions of Level 3 assets	3,050
Sales of Level 3 assets	(310)
Total unrealized loss included in other comprehensive income	(270)
Balance at March 31, 2020	$12,332

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2020
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Loans	$-	$-	$6,658	$6,658	$(9,364)
Other real estate owned	-	-	1,416	1,416	(311)
Total	$-	$-	$8,074	$8,074	$(9,675)

	December 31, 2019
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Loans	$-	$-	$6,886	$6,886	$(6,299)
Other real estate owned	-	-	1,482	1,482	(281)
Total	$-	$-	$8,368	$8,368	$(6,580)

At March 31, 2020, loans totaling $37.7 million were written down to fair value of $29.0 million as a result of individual credit loss allowances of $8.7 million associated with the collateral dependent loans. Loans totaling $24.8 million were written down to fair value of $19.3 million at December 31, 2019 as a result of individual credit loss allowances of $5.5 million associated with the collateral dependent loans.

Fair value of the collateral dependent loans is measured based on the loan’s observable market price or the fair value of the collateral (less estimated selling costs). Collateral may be real estate and/or business assets such as equipment, inventory and/or accounts receivable. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical experience, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional individual reserve and adjusted accordingly, based on the factors identified above.

Other real estate owned (“OREO”) is adjusted to fair value upon acquisition of the real estate collateral. Subsequently, OREO is carried at the lower of carrying value or fair value. The estimated fair value for OREO included in Level 3 is determined by independent market based appraisals and other available market information, less cost to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to initial recognition, the Company records the OREO as a non-recurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

Fair Value of Financial Instruments

The Company discloses fair value information, based on the exit price notion, of financial instruments that are not measured at fair value in the financial statements. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	March 31, 2020		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$62,953	$62,953	$-	$62,953	$-
Loans, net of allowance	6,637,192	6,721,435	-	-	6,721,435
Other assets (1)	113,817	113,817	-	113,817	-

Financial Liabilities
Time deposits	$1,646,611	$1,663,576	$-	$1,663,576	$-
Securities sold under retail repurchase agreements and
Federal funds purchased	125,305	125,305	-	125,305	-
Advances from FHLB	754,061	770,511	-	770,511	-
Subordinated debentures	199,046	183,857	-	-	183,857

(1) Includes bank owned life insurance products.

			Fair Value Measurements
	December 31, 2019		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Other equity securities	$51,803	$51,803	$-	$51,803	$-
Loans, net of allowance	6,649,100	6,628,054	-	-	6,628,054
Other assets (1)	113,171	113,171	-	113,171	-

Financial Liabilities
Time deposits	$1,542,322	$1,547,116	$-	$1,547,116	$-
Securities sold under retail repurchase agreements and
Federal funds purchased	213,605	213,605	-	213,605	-
Advances from FHLB	513,777	520,729	-	520,729	-
Subordinated debentures	209,406	200,864	-	-	200,864

(1) Includes bank owned life insurance products.

Note 18 - Segment Reporting

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles were $0.4 million for both the three months ended March 31, 2020 and 2019, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles were not significant for the three months ended March 31, 2020 and 2019, respectively.

The Investment Management segment is conducted through West Financial Services, Inc. and Rembert Pendleton Jackson, subsidiaries of the Bank. These asset management and financial planning firms, located in McLean, Virginia and Falls Church, Virginia, provide comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial and RPJ had approximately $2.6 billion in assets under management as of March 31, 2020. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles were $0.2 million for the three months ended March 31, 2020 and were not significant for the same period in the prior year.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended March 31, 2020
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$83,857	$3	$2	$(4)	$83,858
Interest expense	19,528	-	-	(4)	19,524
Provision for credit losses	24,469	-	-	-	24,469
Noninterest income	13,977	2,129	2,266	(204)	18,168
Noninterest expense	44,655	1,464	1,831	(204)	47,746
Income before income taxes	9,182	668	437	-	10,287
Income tax expense	1	185	114	-	300
Net income	$9,181	$483	$323	$-	$9,987

Assets	$8,917,849	$10,887	$55,657	$(54,791)	$8,929,602

	Three Months Ended March 31, 2019
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$88,183	$1	$2	$(3)	$88,183
Interest expense	21,436	-	-	(3)	21,433
Provision (credit) for credit losses	(128)	-	-	-	(128)
Non-interest income	12,707	1,904	2,525	(167)	16,969
Non-interest expense	41,211	1,420	1,728	(167)	44,192
Income before income taxes	38,371	485	799	-	39,655
Income tax expense	8,993	135	210	-	9,338
Net income	$29,378	$350	$589	$-	$30,317

Assets	$8,326,141	$11,519	$20,564	$(30,324)	$8,327,900

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At March 31, 2020, the Company had $8.9 billion in assets that will increase by approximately $2.8 billion subsequent to the April 1, 2020 acquisition of Revere Bank . The Company, which began operating in 1988, is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve").

The Bank traces its origin to 1868, making it among the oldest institutions in the region. Independent and community-oriented, Sandy Spring Bank offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. Through its subsidiaries, Sandy Spring Insurance Corporation, West Financial Services, Inc. and Rembert Pendleton and Jackson, Sandy Spring Bank also offers a variety of comprehensive insurance and wealth management services. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Beginning in 2018, the Company has completed a series of strategic acquisitions in its market area. The Company completed the acquisition of WashingtonFirst Bankshares, Inc., the parent company for WashingtonFirst Bank (collectively referred to as “WashingtonFirst”), during 2018. At the date of acquisition, WashingtonFirst had more than $2.1 billion in assets, loans of $1.7 billion and deposits of $1.6 billion. The all-stock transaction resulted in the issuance of 11.4 million common shares valued at approximately $447 million. On February 1, 2020 the Company closed the acquisition of Rembert Pendleton and Jackson (“RPJ”) a wealth advisory firm located in Falls Church, Virginia with approximately $1.5 billion in assets under management. On April 1, 2020, the Company successfully closed the acquisition of Revere Bank (“Revere”) in a transaction valued at approximately $287 million. The acquisition of Revere, headquartered in Rockville, Maryland resulted in the addition of 11 banking offices and more than $2.8 billion in assets as of March 31, 2020. Results of operations and the acquisition will be reflected prospectively in periods subsequent to March 31, 2020.

Current State and Response

The widespread outbreak of the novel coronavirus ("COVID-19" or “pandemic”) late in the first quarter of 2020 has profoundly affected, and will likely continue to adversely effect the Company’s business, financial condition, and results of operations. This pandemic has resulted in negative impacts on economic and commercial activity and financial markets, both globally and within the United States. Within our market area, the governors of Maryland and Virginia and the mayor of the District of Columbia have issued directives that, among other things, require residents to stay in their homes and permit them to leave only to conduct certain essential activities or to travel to work, closed all non-essential businesses to the general public, and closed certain businesses such as senior centers, churches, restaurants, bars, fitness centers and shopping malls. These stay-at-home directives and travel restrictions – and similar directives imposed across the United States to restrict the spread of COVID-19 – have resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and layoffs and furloughs. Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may cause additional harm to our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve during the first fiscal quarter of 2020, have a negative impact on our results, as we have certain assets and liabilities that are sensitive to changes in interest rates. Management continually monitors developments, evaluates strategic and tactical initiatives and solutions and allocates the necessary resources to mitigate the negative impact of this significant market disruption caused by the pandemic. For a description of the potential impacts of COVID-19 on the Company, see “Item 1A-Risk Factors.”

As an essential business, the Company has implemented business continuity plans and continues to provide financial services to clients. In response to COVID-19, the Company began implementing our business continuity plan in early March, which led to the implementation of numerous actions to address the health and safety of employees and clients. Specifically, the Company:

• In mid-March, suspended all business-related travel, limited in-person meetings with outside parties, requested that employees postpone non-essential personal travel, and began transitioning employees to working remotely.

• Established an enhanced personal leave benefit that provides additional paid time off to employees who are unable to work for reasons related to COVID-19 – including having to care for children whose school has been closed – and who cannot work from home.

• Implemented enhanced cleaning and disinfecting procedures for our facilities.

• On March 18, closed our branch lobbies to the public, established procedures for clients to schedule appointments in the branches for critical needs, such as safe deposit box access, and enhanced procedures to permit a wider range of transaction to be conducted through drive-thru facilities.

• Notified clients of reduced access to branch facilities, promoted the use of online and mobile banking, and increased the staff in the customer service center to assist clients over the telephone.

• Established regular communications to employees to keep them apprised of the steps we are taking to support employee and client safety and the benefits available to them.

• Successfully transitioned approximately 85% of our non-branch personnel to working remotely.

• Developed comprehensive guidance for responding to any COVID-19 diagnoses or exposures in facilities or operations.

• On March 30, closed the majority of branches that do not have drive-thru facilities.

• Provided branch personnel and support staff whose responsibilities do not permit them to work remotely with a bonus of up to $1,200 per employee.

These measures enabled the Company to continue to effectively serve the needs of clients.

The Company has taken several steps to ease the financial burden of the COVID-19 pandemic on our clients:

• Waived Sandy Spring Bank fees for clients using an ATM, regardless of location.

• Waived certain penalties for early certificate of deposit withdrawals less than $10,000.

• Eliminated fees for mobile check deposits by business clients.

• Worked with clients who are experiencing financial hardship to provide fee waivers and structure loan payment deferrals or other accommodations.

The Company is participating in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), which provides forgivable loans to small businesses to enable them to maintain payroll, hire back employees who have been laid off, and cover applicable overhead. After the program was announced, the Company quickly mobilized to maximize the ability of clients to access this program. Over 150 employees have supported the Company’s participation in the program. The Company simultaneously utilized technology vendors to implement software solutions to speed the intake of client applications and submission to the SBA. As of April 30, 2020, when the SBA announced that all of the funds appropriated for the program had been allocated. The Company had processed over 4,500 PPP loans for a total of $1.1 billion to businesses with more than an estimated 104,000 employees. The Company anticipates/is funding most/substantially all of its PPP loans with borrowings through the Federal Reserve’s Paycheck Protection Program Liquidity Facility “(PPPLF”). Loans under the PPP have an interest rate of 1.00% while the borrowings under the PPPLF bear interest at a rate of 0.35%. The Company estimates that it will receive processing fees of approximately $34 million from the SBA. These fees will be recognized over the life of the PPP loans.

As a further relief to qualified commercial and mortgage/consumer loan customers, the Company has developed guidelines to provide for deferment of certain loan payments up to 90 days. From March through April 30, the Company (including Revere) had granted approvals for payment modifications/deferrals on nearly 1,775 loans with an aggregate balance of $1.4 billion.

Current Quarter Financial Overview

Net income for the first quarter of 2020 totaled $10.0 million ($0.28 per diluted share) compared to net income of $30.3 million ($0.85 per diluted share) for the first quarter of 2019 and net income of $28.5 million ($0.80 per diluted share) for the fourth quarter of 2019. Current quarter earnings included the negative impact of the $24.5 million provision for credit losses. Although the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) would permit the Company to delay the adoption of the accounting standard for current expected credit losses (“CECL”), the Company has elected to adopt CECL as planned, effective January 1, 2020. The provision for credit losses was significantly impacted by the negative projected impact of COVID-19 on specific economic metrics used in the Company’s CECL model. Excluding the effect of the significant deterioration in the economic outlook late in the first quarter, the provision for credit losses was projected to have been approximately $4.1 million. The results for the current quarter were further negatively impacted by $1.5 million in merger and acquisition expense associated with the acquisition of RPJ, which closed on February 1, 2020, and the acquisition of Revere, which was closed on April 1, 2020.

The first quarter’s results reflect the following events:

• Total assets grew 7% and loans grew 2%, compared to the prior year. During this period, the impact of the 8% growth in commercial loans was offset by the 11% decline in the mortgage loan portfolio. The decline of the mortgage loan portfolio was the result of the impact of mortgage refinance activity driven by the low interest rate environment, in addition to the strategic decision to sell the majority of new mortgage loan production.

• Total deposits grew 6% from the first quarter of 2019 and 2% compared to the end of 2019. Deposit growth reduced the loan-to-deposit ratio from 104% at year-end 2019 to 102% at the end of the current quarter. Compared to the prior year quarter, deposit growth included a 7% increase in noninterest-bearing deposits and a 5% increase in interest-bearing deposits.

• The net interest margin was 3.29% for the first quarter of 2020, compared to 3.60% for the first quarter of 2019 and 3.38% for the fourth quarter of 2019. The net interest margin for the first quarter of 2019 was 3.52%, after excluding recovered interest income on acquired credit impaired loans.

• The Company proceeded with the adoption of CECL effective January 1, 2020, resulting in an increase to the allowance for credit losses of $5.7 million. Exclusive of the $2.8 million reclassification to the allowance for credit losses related to acquired credit impaired loans, the impact to retained earnings at transition date was $2.2 million.

• The provision for credit losses for the first quarter of $24.5 million was significantly impacted by the specific economic metrics applied in the modeling for expected credit losses. Prior to the significant deterioration in the economic outlook that occurred late in the first quarter, the provision for credit losses, utilizing a forecast in early March, was projected to have been approximately $4.1 million.

• Non-interest income increased 7% from the prior year quarter driven primarily by the impact from the recent acquisition of Rembert Pendleton Jackson.

• Non-interest expense for the quarter increased to $47.7 million or 8% compared to the same quarter of the prior year. The current year’s quarter included $1.5 million in merger and acquisition expense. Excluding this expense, the current quarter’s increase was 5% driven by an increase in compensation expense as a result of annual merit increases over the preceding twelve months, commission incentives related to mortgage origination volumes and the operating cost from the recent acquisition of RPJ.

• The Company completed its stock repurchase program under which it purchased a total of 1.5 million common shares for a total of $50.0 million at an average price of $33.58 per share.

• Tangible book value remained stable at $21.09 per share at March 31, 2020 compared to $21.05 at March 31, 2019, after the completion of the stock repurchase program, an increase in the quarterly dividend to $0.30 per share in the second quarter of 2019 and the addition of $34.9 million in goodwill and intangible assets.

Total assets at March 31, 2020 increased 7% compared to March 31, 2019. This growth was driven by interest-earning asset growth as loan balances and investments at March 31, 2020 increased 2% and 27%, respectively. Deposits increased 6% compared to balances at March 31, 2019. The Company’s liquidity position continued to remain strong as a result of its operational cash flows, in addition to the available borrowing lines with the Federal Home Loan Bank of Atlanta, the Federal Reserve and other sources, and the size and composition of the available-for-sale investment portfolio. Stockholders’ equity grew 2% to $1.1 billion compared to March 31, 2019 due to earnings over the preceding twelve months. This growth occurred even as the Company repurchased $50 million in common stock and increased the dividend 7% during this period.

Non-performing loans represented 0.80% of total loans at March 31, 2020 compared to 0.61% at March 31, 2019. The Company’s non-performing loans were $54.0 million at March 31, 2020 compared to $40.1 million at March 31, 2019. The growth in non-performing loans occurred as a result of the adoption of the accounting standard for expected credit losses which required that $13.1 million of previously disclosed and accounted for purchased credit impaired loans be designated as non-accrual loans under the new standard’s guidance. New loans placed on non-accrual during the current quarter amounted to $2.4 million compared to $6.2 million for the prior year quarter and $5.4 million for the fourth quarter of 2019. The ratio of annualized net charge-offs to average loans for the current quarter was 0.03% compared to 0.02% for the prior year quarter.

Net interest income for the first quarter of 2020 decreased 4% compared to the first quarter of 2019. During this period interest income decreased $4.3 million and interest expense decreased $1.9 million resulting in a net decrease of $2.4 million in net interest income. The reduction in net interest income was primarily attributable to the decline in interest rates during this period as the decrease in interest income significantly exceeded the reduction in interest expense. The impact of the interest rate decline on net interest income was partially mitigated by growth in average interest-earning assets. For the first quarter of 2020, the net interest margin was 3.29% compared to 3.60% for the first quarter of 2019. The prior year’s margin reflected the positive impact of an interest income recovery of $1.8 million. Excluding this recovery, the prior year’s net interest margin was 3.52% and the decrease in net interest income was $0.6 million.

The provision for credit losses was $24.5 million for the first quarter of 2020 compared to a credit of $0.1 million for the first quarter of 2019. The increase in the provision during the quarter was the direct result of the projected negative impact of COVID-19 on specific economic metrics used in the Company’s expected credit loss model.

Non-interest income increased 7% for the first quarter of 2020 as compared to the first quarter of 2019. Exclusive of securities gains in 2020 and insurance mortality proceeds received in 2019, the growth in non-interest income for the quarter was 10% or $1.6 million, compared to the prior year quarter. This increase in non-interest income was driven by the significant increase in wealth management income as a result of the RPJ acquisition during the first quarter of 2020. Mortgage banking income was adversely affected by the rapid deterioration in pricing and investor demand that occurred late in the current quarter. This event significantly affected the valuations of forward sale commitments and the loans held for sale, resulting in a significant decline of mortgage banking income in the current quarter compared to recent quarters.

Non-interest expense increased 8% to $47.7 million for the first quarter of 2020 compared to $44.2 million in the first quarter of 2019. The current quarter included merger and acquisition expense of $1.5 million. Excluding this expense, non-interest expenses increased 5% compared to the first quarter of 2019 as a result of an increase in compensation expense due to annual merit increases over the preceding twelve months, commission compensation related to higher levels of residential mortgage loan originations and the additional monthly operating costs as a result of the acquisition of Rembert Pendleton Jackson.

The non-GAAP efficiency ratio was 54.76% for the current quarter as compared to 51.44% for the first quarter of 2019. The increase in the efficiency ratio (reflecting a reduction in efficiency) from the first quarter of last year to the current year was the result of the rate of growth in non-interest expense outpacing the growth in net revenues as a result of margin compression during the same time period.

Results of Operations

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net income for the Company for the first quarter of 2020 totaled $10.0 million ($0.28 per diluted share) compared to net income of $30.3 million ($0.85 per diluted share) for the first quarter of 2019. Earnings for the current quarter reflect the effect of the provision for credit losses of $24.5 million, which was the result of the projected negative impact of COVID-19 on the specific economic metrics applied by the Company in determining the provision.

Net Interest Income

For the first quarter of 2020, net interest income decreased 4% to $64.3 million compared to $66.8 million for the first quarter of 2019. On a tax-equivalent basis, net interest income for the first quarter of 2020 was $65.4 million compared to $68.0 million for the first quarter of 2019. The decline in net interest income occurred despite the volume growth in interest-earning assets and interest-bearing liabilities as the impact of the volume growth was outpaced by the effect of the decline in interest rates during this period.

The net interest margin for the current quarter was 3.29%, compared to the net interest margin for the first quarter of 2019 of 3.60%. The prior year’s quarterly margin was positively impacted by an interest income recovery on acquired credit impaired loans of $1.8 million. Excluding this recovery, the prior year’s net interest margin was 3.52%. The yield on interest-earning assets declined 47 basis points in the current quarter compared to the prior year quarter, as the average yields on loans and investment securities declined 42 and 50 basis points, respectively. At March 31, 2020, total average loans comprised 84% of the average interest-earning assets as opposed to 86% at March 31, 2019. The impact of the decline in the yield on average interest-earning assets was partially mitigated by the 21 basis point decline in the average rate paid on average interest-bearing liabilities. The decline in the average rate paid was primarily a result of the 21 basis point reduction in the average rates paid on interest-bearing deposits, predominantly money market savings deposits. The average rate paid on borrowing remained essentially flat from the prior year quarter. At March 31, 2020, total average interest-bearing deposits comprised 83% of the average interest-bearing liabilities as compared to 79% at March 31, 2019. Non-interest bearing demand deposits increased 7% to $1.8 billion during this period providing further benefit to the net interest margin at March 31, 2020.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended March 31,
		2020			2019
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$1,139,786	$10,741	3.77%	$1,230,319	$11,788	3.83%
Residential construction loans	145,266	1,561	4.32	189,720	1,963	4.20
Total mortgage loans	1,285,052	12,302	3.83	1,420,039	13,751	3.88
Commercial AD&C loans	659,494	8,329	5.08	676,205	9,880	5.93
Commercial investor real estate loans	2,202,461	25,265	4.61	1,964,699	25,729	5.31
Commercial owner occupied real estate loans	1,285,257	15,206	4.76	1,207,799	14,386	4.83
Commercial business loans	819,133	10,177	5.00	780,318	10,808	5.62
Total commercial loans	4,966,345	58,977	4.78	4,629,021	60,803	5.33
Consumer loans	465,314	5,156	4.46	515,644	6,330	4.98
Total loans (2)	6,716,711	76,435	4.57	6,564,704	80,884	4.99
Loans held for sale	35,030	291	3.32	17,846	192	4.31
Taxable securities	972,609	6,322	2.60	768,658	5,976	3.11
Tax-exempt securities (3)	206,475	1,737	3.37	242,282	2,173	3.59
Total investment securities (4)	1,179,084	8,059	2.73	1,010,940	8,149	3.23
Interest-bearing deposits with banks	63,533	180	1.14	33,068	194	2.38
Federal funds sold	260	1	1.23	629	5	3.33
Total interest-earning assets	7,994,618	84,966	4.27	7,627,187	89,424	4.74

Less: allowance for credit losses	(61,962)			(53,095)
Cash and due from banks	69,618			62,478
Premises and equipment, net	58,346			61,722
Other assets	638,722			559,824
Total assets	$8,699,342			$8,258,116

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$840,415	697	0.33%	$709,844	300	0.17%
Regular savings deposits	331,119	73	0.09	331,473	93	0.11
Money market savings deposits	1,848,290	4,650	1.01	1,658,628	6,307	1.54
Time deposits	1,616,643	8,098	2.01	1,570,277	7,780	2.01
Total interest-bearing deposits	4,636,467	13,518	1.17	4,270,222	14,480	1.38
Other borrowings	236,806	580	0.99	170,660	398	0.95
Advances from FHLB	531,989	3,145	2.38	925,652	6,064	2.66
Subordinated debentures	206,794	2,281	4.41	37,412	491	5.25
Total interest-bearing liabilities	5,612,056	19,524	1.40	5,403,946	21,433	1.61

Noninterest-bearing demand deposits	1,797,227			1,682,720
Other liabilities	160,008			98,159
Stockholders' equity	1,130,051			1,073,291
Total liabilities and stockholders' equity	$8,699,342			$8,258,116

Net interest income and spread		65,442	2.87%		67,991	3.13%
Less: tax-equivalent adjustment		1,108			1,241
Net interest income		$64,334			$66,750

Interest income/earning assets			4.27%			4.74%
Interest expense/earning assets			0.98			1.14
Net interest margin			3.29%			3.60%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.45% for both 2020 and 2019. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.1 million and $1.2 million in 2020 and 2019, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.
(4) Investments available-for-sale are presented at amortized cost.

Interest Income

The Company's total tax-equivalent interest income decreased 5% for the first quarter of 2020 compared to the prior year quarter. The previous table reflects 5% growth in average interest-earning over the prior year quarter as increases occurred in all categories of interest-earning assets. Average loans grew 2% and average investment securities grew 17%.

The increase in the average balance of the loan portfolio for the first quarter of 2020 compared to the prior year period was driven by the growth in the commercial loans. The impact of the commercial growth was partially mitigated by declines in the mortgage and consumer loan portfolios, which decreased as a result of the refinance activity that occurred in the past twelve months. The yield on average loans decreased by 42 basis points compared to the prior year quarter, which included $1.8 million in an interest income recovery. Excluding the interest recovery, the average yield on loans decreased 32 basis points compared to the prior year quarter. The average yield on total investment securities decreased 50 basis points while the average balance of the investment portfolio increased by 17% for the first quarter of 2020 compared to the first quarter of 2019. The decrease in the yield on investments was driven by the decline in yields during the year, as the securities portfolio was expanded and proceeds from maturities and calls were reinvested in securities at the lower available rates. The combined decrease in the yield on loans and the investment portfolio resulted in the 47 basis point decline in the yield on interest-earning assets from period to period. Exclusive of the prior year’s interest recovery, the yield on interest-earning assets would have decreased 39 basis points.

Interest Expense

Interest expense decreased 9% in the first quarter of 2020 compared to the first quarter of 2019. The decrease from period to period was attributable to the decline in general market rates that occurred over the previous twelve months. The main driver in the decline in interest expense was the 48% reduction in the cost of FHLB borrowings, and to a smaller degree, a 7% decline in the cost of interest-bearing deposits. The impact of these reductions was partially offset by the increase in interest expense on subordinated debt due to the issuance of $175.0 million of subordinated debt in late 2019. The decline in interest expense on FHLB borrowings was driven by a combination of the decline in market rates and the 43% decline in the average balance over the preceding year. Average interest-bearing deposits grew 9% from the first quarter of 2019 to the first quarter of 2020 primarily in interest-bearing demand and money market savings accounts. The increase in the average interest-bearing deposits and the proceeds of the subordinated debt offerings were utilized to reduce FHLB borrowings. Coupled with the impact of the reduction in borrowed funds, the 21 basis point decline in the average rate paid on interest-bearing deposits and the 7% increase in non-interest bearing deposits provided an additional benefit to the Company’s net interest margin. Overall, the impact of the growth in interest-bearing liabilities was fully offset by lower rates, resulting in a reduction of 21 basis points in the average rate paid in the first quarter of 2020 compared to the first quarter of 2019.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2020 vs. 2019			2019 vs. 2018
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$(1,047)	$(863)	$(184)	$1,407	$1,088	$319
Residential construction loans	(402)	(459)	57	119	(35)	154
Commercial AD&C loans	(1,551)	(228)	(1,323)	1,744	1,344	400
Commercial investor real estate loans	(464)	3,051	(3,515)	2,301	(280)	2,581
Commercial owner occupied real estate loans	820	1,012	(192)	3,808	3,153	655
Commercial business loans	(631)	552	(1,183)	2,759	1,624	1,135
Consumer loans	(1,174)	(567)	(607)	784	(241)	1,025
Loans held for sale	99	151	(52)	(176)	(192)	16
Taxable securities	346	1,419	(1,073)	709	(23)	732
Tax exempt securities	(436)	(308)	(128)	(449)	(492)	43
Interest-bearing deposits with banks	(14)	121	(135)	(163)	(298)	135
Federal funds sold	(4)	(2)	(2)	(8)	(16)	8
Total interest income	(4,458)	3,879	(8,337)	12,835	5,632	7,203

Interest expense on funding of earning assets:
Interest-bearing demand deposits	397	68	329	96	(13)	109
Regular savings deposits	(20)	-	(20)	(208)	(70)	(138)
Money market savings deposits	(1,657)	677	(2,334)	3,180	732	2,448
Time deposits	318	318	-	4,453	1,112	3,341
Other borrowings	182	164	18	290	28	262
Advances from FHLB	(2,919)	(2,340)	(579)	986	(906)	1,892
Subordinated debentures	1,790	1,880	(90)	23	(2)	25
Total interest expense	(1,909)	767	(2,676)	8,820	881	7,939
Net interest income	$(2,549)	$3,112	$(5,661)	$4,015	$4,751	$(736)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2020/2019	2020/2019
(Dollars in thousands)	2020	2019	$ Change	% Change
Securities gains	$169	$-	$169	n/m	%
Service charges on deposit accounts	2,253	2,307	(54)	(2.3)
Mortgage banking activities	3,033	2,863	170	5.9
Wealth management income	6,966	5,236	1,730	33.0
Insurance agency commissions	2,129	1,900	229	12.1
Income from bank owned life insurance	645	1,189	(544)	(45.8)
Bank card fees	1,320	1,252	68	5.4
Other income	1,653	2,222	(569)	(25.6)
Total non-interest income	$18,168	$16,969	$1,199	7.1

Total non-interest income increased 7% to $18.2 million for the first quarter of 2020 compared to $17.0 million for the first quarter of 2019. The current quarter included $0.2 million in securities gains and the prior year included $0.6 million in life insurance mortality proceeds. Exclusive of these proceeds and securities gains, growth in non-interest income for the quarter was 10% or $1.6 million compared to the prior year quarter. This increase was driven by the increase in wealth management income as a result of the acquisition of Rembert Pendleton Jackson during the current quarter. Further detail by type of non-interest income follows:

• Income from mortgage banking activities increased by $0.2 million in the first quarter of 2020 as compared to the first quarter of 2019. While the decline in residential mortgage lending rates during the quarter led to a significant increase in loan originations, lower investor demand, in addition to a reduction in pricing, adversely affected the valuations of the forward commitments and loans held for sale for the current quarter and resulted in a significant decline in mortgage banking income as compared to recent quarters.

• Wealth management income increased 33% in the first quarter of 2020 as compared to the first quarter of 2019 reflecting the impact of the February 2020 acquisition of RPJ. Revenue from wealth management is comprised of income from trust and estate services earned by the Bank and investment management fees earned by West Financial Services and RPJ, the Company’s investment management subsidiaries. Investment management fees increased 43% for the first quarter of 2020 compared to the same period of 2019, driven primarily by the addition of two months of revenue generated from February’s acquisition of RPJ. Trust and estate services income increased 24% for the first quarter of 2020 compared to the same period of 2019, as a result of post-mortem estate management fees earned in the current quarter. Overall total assets under management increased to $4.1 billion at March 31, 2020 compared to $3.1 billion at March 31, 2019 as a result of the acquisition of RPJ. Growth of assets under management was partially offset by the negative market movements that occurred in late March of the current year.

• Insurance agency commissions increased 12% in the first quarter of 2020 compared to the first quarter of 2019 as contingency fee income increased $0.1 million in the current quarter compared to the prior year quarter.

• Income from bank owned life insurance policies declined $0.5 million in the first quarter of 2020, compared to the first quarter of 2019, as the first quarter of the prior year contained $0.6 million in mortality proceeds, typically an infrequent event.

• Bank card fees remained relatively flat in the first quarter of 2020, compared to the first quarter of 2019.

• Other non-interest income decreased 26% or $0.6 million for the first of 2020 compared to the same quarter of the prior year as a result of credit related fees that are sporadic in their timing.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2020/2019	2020/2019
(Dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$28,053	$25,976	$2,077	8.0%
Occupancy expense of premises	4,581	5,231	(650)	(12.4)
Equipment expenses	2,751	2,576	175	6.8
Marketing	1,189	943	246	26.1
Outside data services	1,582	1,778	(196)	(11.0)
FDIC insurance	482	1,136	(654)	(57.6)
Amortization of intangible assets	600	491	109	22.2
Merger and acquisition expenses	1,454	-	1,454	n/m
Professional fees and services	1,826	1,245	581	46.7
Other expenses	5,228	4,816	412	8.6
Total non-interest expense	$47,746	$44,192	$3,554	8.0

Non-interest expense increased 8% to $47.7 million for the first quarter of 2020 compared to $44.2 million in the first quarter of 2019. The current year’s quarter included $1.5 million in merger and acquisition expense. Exclusive of this expense, non-interest expense for the current quarter increased 5%. Further detail by category of non-interest expense follows:

• Salaries and employee benefits, the largest component of non-interest expense, increased 8% in the first quarter of 2020 compared to the prior year quarter as a result of the combination of higher compensation expense from annual merit increases over the preceding twelve months, commission compensation related to higher levels of residential mortgage loan originations and the additional monthly operating costs as a result of the acquisition of Rembert Pendleton Jackson in February of the current year. The average number of full-time equivalent employees increased to 943 in the first quarter of 2020 compared to 910 in the first quarter of 2019 as a result of the RPJ acquisition and the various additions to complement.

• Occupancy and equipment expense decreased 6% as a result of a reduction in rent, a decline in building maintenance and the effects of a milder weather on the cost of grounds maintenance in the first quarter of 2020 as compared to the prior year’s first quarter.

• Enhanced advertising initiatives resulted in a 26% increase in advertising costs.

• Outside data services declined 11% for the first quarter of 2020 compared to the first quarter of 2019 due to an improvement in the contractual terms with the Company’s core data service provider over the past year.

• Professional fees and services grew 47% from the prior year quarter due to the greater utilization of various consulting and professional services, including in connection with the Company’s strategic growth initiatives.

• FDIC insurance declined 58% due to the impact of the additional capital contribution from the Company to the Bank, as a result of the Company’s issuance of the subordinated debt late in 2019.

Income Taxes

The Company had income tax expense of $0.3 million in the first quarter of 2020, compared to income tax expense of $9.3 million in the first quarter of 2019. The resulting effective tax rate decreased to 2.9% for the first quarter of 2020 compared to 23.5% for the first quarter of 2019. The effective tax rate for the current quarter was significantly lower than prior periods due to the impact of a certain tax provisions contained within the recently enacted CARES Act. The CARES Act expands the time permitted to utilize previous net operating losses. The Company was able to apply this change in conjunction with the 2018 acquisition of WashingtonFirst to realize a tax benefit of $1.8 million for the current quarter.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger and acquisition expense, the amortization of intangibles, and other non-recurring expenses (if any). Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income. The GAAP efficiency ratio in the first quarter of 2020 was 57.87% compared to 52.79% for the first quarter of 2019, as non-interest expense increased and net revenues decreased. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio was 54.76% in the first quarter of 2020 compared to 51.44% in the first quarter of 2019. The increase in the efficiency ratio (reflecting a reduction in efficiency) from the first quarter of last year to the current year was the result of growth in non-interest expense and compression of net revenues during the same time period.

In addition to efficiency ratios, the Company uses pre-tax, pre-provision income, excluding merger and acquisition expense, as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding the provision for credit losses, merger and acquisition expense and the provision for income taxes back to net income. This metric decreased for the first quarter of 2020 compared to the first quarter of 2019 as a result of the compression of net interest income and the rise in non-interest expense, excluding merger and acquisition expense.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Pre-tax pre-provision pre-merger income:
Net income	$9,987	$30,317
Plus non-GAAP adjustments:
Merger and acquisition expenses	1,454	-
Income taxes	300	9,338
Provision (credit) for credit losses	24,469	(128)
Pre-tax pre-provision pre-merger income	$36,210	$39,527

Efficiency ratio - GAAP basis:
Non-interest expense	$47,746	$44,192

Net interest income plus non-interest income	$82,502	$83,719

Efficiency ratio - GAAP basis	57.87%	52.79%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$47,746	$44,192
Less non-GAAP adjustments:
Amortization of intangible assets	600	491
Merger and acquisition expenses	1,454	-
Non-interest expense - as adjusted	$45,692	$43,701

Net interest income plus non-interest income	$82,502	$83,719
Plus non-GAAP adjustment:
Tax-equivalent income	1,108	1,241
Less non-GAAP adjustment:
Securities gains	169	-
Net interest income plus non-interest income - as adjusted	$83,441	$84,960

Efficiency ratio - Non-GAAP basis	54.76%	51.44%

FINANCIAL CONDITION

The Company’s total assets grew to $8.9 billion at March 31, 2020, as compared to $8.6 billion at December 31, 2019 primarily as a result of a $125.4 million increase in investment securities and $115.0 increase in cash and interest-bearing deposits with banks. The loan portfolio at March 31, 2020, remained level at $6.7 billion compared to December 31, 2019, as commercial loans grew 1%, while the mortgage loan portfolio declined. Newly funded commercial loan production during this period was $288.5 million and the total of unfunded commitments as of March 31, 2020 totaled $124.9 million. The growth of the commercial loan portfolio during the previous three months was limited due to the attrition attributable to the competitive forces in the regional economy. The 2% reduction in the mortgage loan portfolio has been the result of heavy mortgage loan refinance activity driven by the low interest rate environment and the strategic decision to sell the majority of new mortgage loan production. Consumer loans also declined as borrowers eliminated their home equity borrowings through the refinancing of their mortgage loans.

Deposit growth was 2% from December 31, 2019 to March 31, 2020, as interest-bearing deposits experienced growth of 2% and noninterest-bearing deposits grew 3%. The growth in deposits resulted in the loan to deposit ratio improving to 101.96% at March 31, 2020, from 104.11% at December 31, 2019.

Analysis of Loans

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	March 31, 2020		December 31, 2019		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Residential real estate:
Residential mortgage	$1,116,512	16.6%	$1,149,327	17.1%	$(32,815)	(2.9)%
Residential construction	149,573	2.2	146,279	2.2	3,294	2.3
Commercial real estate:
Commercial owner occupied real estate	1,305,682	19.4	1,288,677	19.2	17,005	1.3
Commercial investor real estate	2,241,240	33.3	2,169,156	32.4	72,084	3.3
Commercial AD&C	643,114	9.6	684,010	10.2	(40,896)	(6.0)
Commercial business	813,525	12.1	801,019	11.9	12,506	1.6
Consumer	453,346	6.8	466,764	7.0	(13,418)	(2.9)
Total loans	$6,722,992	100.0%	$6,705,232	100.0%	$17,760	0.3

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	March 31, 2020		December 31, 2019		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Investments available-for-sale:
U.S. treasuries and government agencies	$180,344	14.4%	$258,495	23.0%	$(78,151)	(30.2)%
State and municipal	276,449	22.1	233,649	20.8	42,800	18.3
Mortgage-backed and asset-backed	718,482	57.5	570,759	50.7	147,723	25.9
Corporate debt	12,332	1.0	9,552	0.8	2,780	29.1
Trust preferred	-	-	310	-	(310)	(100.0)
Marketable equity securities	-	-	568	0.1	(568)	(100.0)
Total available-for-sale securities	1,187,607	95.0	1,073,333	95.4	114,274	10.6

Other equity securities:
Other equity securities	62,953	5.0	51,803	4.6	11,150	21.5
Total other equity securities	62,953	5.0	51,803	4.6	11,150	21.5
Total securities	$1,250,560	100.0%	$1,125,136	100.0%	$125,424	11.1

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. At March 31, 2020, 98% of the investment portfolio was invested in Aa/AA or Aaa/AAA-rated securities. The composition and size of the portfolio at March 31, 2020 shifted from U.S. Treasuries and U.S. government Agencies to mortgage-backed and municipal securities compared to the prior year-end to take advantage of investment spreads that occurred late in the first quarter as a result of the interest rate dislocation in the markets. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. At March 31, 2020 the duration of the portfolio was 3.3 years compared to 3.5 years at December 31, 2019. The decrease in the duration is attributable to the declining interest rate environment during the first quarter of 2020. The portfolio possesses low credit risk that could provide the liquidity necessary to meet loan and operational demands.

Other Earning Assets

Residential mortgage loans held for sale increased to $67 million at March 31, 2020, compared to $54 million at December 31, 2019 as a result of the increased volume of loan originations during the period and the decision to continue to sell the majority of the Company’s mortgage loan production. The aggregate of interest-bearing deposits with banks and federal funds increased by $118 million at March 31, 2020 compared to December 31, 2019 due to the timing of cash flows.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	March 31, 2020		December 31, 2019		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$1,939,937	29.4%	$1,892,052	29.4%	$47,885	2.5%
Interest-bearing deposits:
Demand	864,620	13.1	836,433	13.0	28,187	3.4
Money market savings	1,806,875	27.4	1,839,593	28.5	(32,718)	(1.8)
Regular savings	335,831	5.1	329,919	5.1	5,912	1.8
Time deposits of less than $100,000	456,017	6.9	463,431	7.2	(7,414)	(1.6)
Time deposits of $100,000 or more	1,190,594	18.1	1,078,891	16.8	111,703	10.4
Total interest-bearing deposits	4,653,937	70.6	4,548,267	70.6	105,670	2.3
Total deposits	$6,593,874	100.0%	$6,440,319	100.0%	$153,555	2.4

Deposits and Borrowings

Total deposits increased by 2% from $6.4 billion at December 31, 2019 to $6.6 billion at March 31, 2020. The majority of this increase occurred in interest-bearing deposits within the time deposit categories, specifically brokered time deposits. The distribution of interest-bearing versus noninterest-bearing deposits remained stable as interest-bearing deposits represented 71% of deposits with the remaining 29% in noninterest-bearing balances both at March 31, 2020 and December 31, 2019, respectively. Total borrowings increased 15% at March 31, 2020 compared to December 31, 2019, primarily in advances from the FHLB and overnight funding. Short-term borrowings increased to enhance the Company’s liquidity position in preparation of the Revere acquisition and also in response to the COVID-19 pandemic.

Capital Management

Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $1.1 billion at March 31, 2020 and December 31, 2019. During the current quarter the Company repurchased $25.7 million of common stock. The ratio of average equity to average assets remained stable at 12.99% for the three months ended March 31, 2020, as compared to 13.00% for the first three months of 2019.

Risk-Based Capital Ratios

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

			Minimum
	Ratios at		Regulatory
	March 31, 2020	December 31, 2019	Requirements
Total capital to risk-weighted assets	14.09%	14.85%	8.00%

Tier 1 capital to risk-weighted assets	10.23%	11.21%	6.00%

Common equity tier 1 capital	10.23%	11.06%	4.50%

Tier 1 leverage	8.78%	9.70%	4.00%

As of March 31, 2020, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The decline in the ratios at March 31, 2020 to December 31, 2019 was the attributable to the effects of lower net income as a result of the provision for credit losses recorded in the current quarter and the impact of the previously mentioned stock repurchase program. During the quarter, the Company elected to apply the provisions of the CECL deferral transition in the determination of its risk based capital ratios. The impact of the application of this deferral transition on the ratios was not significant.

Tangible Common Equity

Tangible equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity and tangible assets exclude the balances of goodwill and other intangible assets from total stockholders’ equity and total assets, respectively. Management believes that this non-GAAP financial measure provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.

Tangible common equity totaled $720.5 million at March 31, 2020, compared to $782.3 million at December 31, 2019. At March 31, 2020, the ratio of tangible common equity to tangible assets has decreased to 8.44% compared to 9.46% at December 31, 2019. The decrease in tangible common equity was the result of the repurchase of $25.7 million in common stock and the addition of $34.9 million in goodwill and intangibles from the wealth advisory firm acquisition during the current quarter.

A reconciliation of total stockholders’ equity to tangible equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	March 31, 2020	December 31, 2019
Tangible common equity ratio:
Total stockholders' equity	$1,116,334	$1,132,974
Accumulated other comprehensive income (loss)	(6,344)	4,332
Goodwill	(369,708)	(347,149)
Other intangible assets, net	(19,781)	(7,841)
Tangible common equity	$720,501	$782,316

Total assets	$8,929,602	$8,629,002
Goodwill	(369,708)	(347,149)
Other intangible assets, net	(19,781)	(7,841)
Tangible assets	$8,540,113	$8,274,012

Tangible common equity ratio	8.44%	9.46%
Tangible book value per share	$ 21.09	$ 22.37
Book value per share	$ 32.68	$ 32.40

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

Loans acquired as a part of an acquisition transaction with evidence of more-than-insignificant credit deterioration since their origination as of the date of the acquisition (“purchased credit deteriorated” or “PCD” loans) are recorded at their initial fair values. The identification of loans that have experienced a more-than-insignificant deterioration in credit quality since their origination requires a judgment and assessment of a number of factors, including:

• Loan’s delinquency history, risk rating history and non-accrual status;

• Borrower’s ability to make scheduled interest or principal payments;

• Borrower’s financial condition, credit rating or credit score;

• Value of the underlying collateral;

• Legal, regulatory or technological environment impacting the borrower.

An initial allowance for credit losses, as of the acquisition date is added to the purchase price or fair value to determine the initial amortized cost basis of the loan. Any non-credit discount or premium based on current market interest rates is allocated to individual assets and accreted into interest income over the remaining life of the PCD loan on a level-yield basis. PCD loans are managed and monitored in the same manner and using the same techniques and strategies as organically generated loans.

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

The Company recognizes a lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors (such as bankruptcy, interruption of cash flows, etc.) considered at the monthly credit committee meeting. Classification as a non-accrual loan is based on a determination that the Company may not collect all principal and/or interest payments according to contractual terms. When a loan is placed on non-accrual status all accrued but unpaid interest is reversed from interest income. Typically, all payments received on non-accrual loans are first applied to the remaining principal balance of the loans. Any additional recoveries are credited to the allowance up to the amount of all previous charge-offs.

The level of non-performing loans to total loans increased to 0.80% at March 31, 2020, compared to 0.61% at March 31, 2019 and 0.62% at December 31, 2019. At March 31, 2020, non-performing loans totaled $54.0 million, compared to $40.1 million at March 31, 2019, and $41.3 million at December 31, 2019. The growth in non-performing loans occurred as a result of the adoption of the accounting standard for current expected credit losses, which required that $13.1 million of previously disclosed and accounted for purchased credit impaired loans be designated as non-accrual loans under the new standard’s guidance. New loans placed on non-accrual during the current quarter amounted to $2.4 million compared to $6.2 million for the prior year quarter and $5.4 million for the fourth quarter of 2019. Non-performing loans include accruing loans 90 days or more past due and restructured loans.

While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level. As noted, risks, uncertainties and various other factors related to the COVID-19 pandemic includes the impact on the economy and the businesses of our borrowers and their ability to remit contractual payments on their obligations to the Company in a timely manner. The current ability to predict the outcome or impact of the remedial actions and stimulus measures adopted by the government on the economic well-being of our borrowers and the manifestations of all these factors including the future performance aspect of the credit portfolio remains uncertain.

The Company’s methodology for evaluating whether a loan shall be placed on non-accrual status begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, payment record and available cash resources that may include the sufficiency of collateral value and, in a select few cases, verifiable support from financial guarantors. In measuring a specific allowance, the Company looks primarily to the value of the collateral (adjusted for estimated costs to sell) or projected cash flows generated by the operation of the collateral as the primary sources of repayment of the loan. The Company may consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship. Guarantees may be considered as a source of repayment based on the guarantor’s financial condition and payment capacity. Accordingly, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as non-accrual.

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

• Upon receipt of the updated appraisal (or based on an updated internal financial evaluation) the loan balance is compared to the appraisal and a specific allowance is decided upon for the particular loan, typically for the amount of the difference between the appraised value (adjusted for estimated costs to sell) and the loan balance.

• Evaluation of whether adverse changes in the value of the collateral are expected over the remainder of the loan’s expected life.

• The Company will individually assess the allowance for credit losses based on the fair value of the collateral for any collateral dependent loans where borrower is experiencing financial difficulty or when the Company determines that the foreclosure is probable. The Company will charge-off the excess of the loan amount over the fair value of the collateral adjusted for the estimated selling costs.

Loans considered to be troubled debt restructurings (“TDRs”) are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured collateral-dependent loans are individually assessed for allowance for credit losses and may either be in accruing or non-accruing status. Non-accruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category if the borrower is no longer experiencing financial difficulty, a re-underwriting event took place and the revised loan terms of the subsequent restructuring agreement are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

The Company may extend the maturity of a performing or current loan that may have some inherent weakness associated with the loan. However, the Company generally follows a policy of not extending maturities on non-performing loans under existing terms. Maturity date extensions only occur under revised terms that clearly place the Company in a position to increase the likelihood of or assure full collection of the loan under the contractual terms and/or terms at the time of the extension that may eliminate or mitigate the inherent weakness in the loan. These terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows. Guarantees may be a consideration in the extension of loan maturities. As a general matter, the Company does not view extension of a loan to be a satisfactory approach to resolving non-performing credits. On an exception basis, certain performing loans that have displayed some inherent weakness in the underlying collateral values, an inability to comply with certain loan covenants which are not affecting the performance of the credit or other identified weakness may be extended.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights remained at $1.0 million at March 31, 2020 and December 31, 2019, respectively. The Company did not incur any impairment losses during the current period.

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Non-accrual loans:
Residential real estate:
Residential mortgage	$12,271	$12,661
Residential construction	-	-
Commercial real estate:
Commercial investor	17,770	8,437
Commercial owner occupied	4,074	4,148
Commercial AD&C	829	829
Commercial business	10,834	8,450
Consumer	5,596	4,107
Total non-accrual loans	51,374	38,632

Loans 90 days past due:
Residential real estate:
Residential mortgage	8	-
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	-	-
Consumer	-	-
Total 90 days past due loans	8	-

Restructured loans (accruing)	2,575	2,636
Total non-performing loans	53,957	41,268
Other real estate owned, net	1,416	1,482
Total non-performing assets	$55,373	$42,750

Non-performing loans to total loans	0.80%	0.62%
Non-performing assets to total assets	0.62%	0.50%
Allowance for credit losses to non-performing loans	159.02%	136.02%

Allowance for Credit Losses

As a part of the credit oversight and review process, the Company maintains an allowance for credit losses (the “allowance”). The following allowance section should be read in conjunction with “Allowance for Credit Losses” section in “Note 1 – Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements.

The adequacy of the allowance is determined through ongoing evaluation of the credit portfolio, and involves consideration of a number of factors. Determination of the allowance is inherently subjective and requires significant estimates, including consideration of current conditions and future economic forecasts, which may be susceptible to significant volatility. The amount of expected losses can vary significantly from the amounts actually observed. Loans deemed uncollectible are charged off against the allowance, while recoveries are credited to the allowance when received. Management adjusts the level of the allowance through provision for credit losses, which is recorded as a current period operating expense.

At December 31, 2019, the allowance for credit losses was $56.1 million as compared to $85.8 million at March 31, 2020. During the first quarter of 2020, the Company adopted ASC 326 “Financial Instruments – Credit Losses.” At the adoption date, the allowance for credit losses increased by $5.8 million or 10%. Included in this transition adjustment is the reclassification of $2.8 million to the allowance for credit losses of amounts related to the previously acquired impaired loans. The after-tax transition impact to retained earnings as a result of adopting the new standard was $2.2 million.

The provision for credit losses totaled $24.5 million for the first quarter of 2020 compared to a credit of $0.1 million for the first quarter of 2019 and $1.7 million for the fourth quarter of 2019. During the current quarter, the provision for credit losses was significantly impacted by the negative projected impact of COVID-19 on specific economic metrics used in the Company’s CECL model. The economic metrics with the greatest impact in order of magnitude were, the expected future unemployment rate, the expected level of business bankruptcies and to a lesser degree, the house price index. These expectations were based on the assessment of the impact on the Company’s market area caused by the economic disruption. The portion of the $24.5 million provision directly attributable to the significant deterioration in the economic forecast amounted to approximately $19.1 million. The remainder of the first quarter’s provision reflects the impact of changes in interest rates, existing terms, qualitative factors, portfolio composition and portfolio maturities.

The allowance for credit losses as a percent of total loans was 1.28% and 0.84% at March 31, 2020 and December 31, 2019, respectively. The allowance for credit losses represented 159% of non-performing loans at March 31, 2020 as compared to 136% at December 31, 2019. The allowance attributable to the commercial portfolio represented 1.41% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.89%. With respect to the total commercial portion of the allowance, 42% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 3.61%. A similar ratio with respect to AD&C loans was 1.74% at the end of the current quarter.

The allowance for credit losses represents management’s estimate of the portion of the Company’s loans’ amortized cost basis not expected to be collected over the loans’ contractual life. The Company made an accounting policy election to exclude accrued interest from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income when loans are placed on non-accrual status.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable period and Company’s the prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where the Company determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 88% of the total allowance being attributable to the historical performance of the portfolio while 12% of the allowance is attributable to the collective qualitative factors applied to determine the allowance. The methodology in prior periods was dependent to a large degree on the application of qualitative factors which resulted in 85% of the total allowance being attributable to those qualitative factors with the remaining portion of the prior period’s allowance being dependent on historical loss experience.

The quantified collective portion of the allowance is determined by pooling loans into segments based on the similar risk characteristics of the underlying borrowers, in addition to consideration of collateral type, industry and business purpose of the loans. The Company selected two collective methodologies, the discounted cash flows and weighted average remaining life methodologies. Segments utilizing the discounted cash flow method are further sub-segmented based on the risk level (determined either by risk ratings or Beacon Scores). Collective calculation methodologies use the Company’s historical default and loss experience adjusted for future economic forecasts. At initial adoption of CECL, management opted for the application of the reasonable and supportable forecast period of two years under stable economic conditions. However, under the current deteriorated economic conditions, the reasonable and supportable forecast period was adjusted during the first quarter’s determination of the allowance for credit losses to one year, due to the inherent uncertainty in the future economic outlook. Following the end of the reasonable and supportable forecast period expected losses revert back to historical mean over the next two years on a straight-line basis.

Economic variables which have the most significant impact on the allowance include:

• unemployment rate;

• number of business bankruptcies; and

• house price index.

The collective quantified component of the allowance is supplemented by a qualitative component to address various risk characteristics of the Company’s loan portfolio including:

• trends in early delinquencies;

• changes in the risk profile related to large loans in the portfolio;

• concentrations of loans to specific industry segments;

• expected changes in economic conditions;

• changes in the Company’s credit administration and loan portfolio management processes; and

• the quality of the Company’s credit risk identification processes.

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $37.7 million, with individual allowances of $8.7 million against those loans at March 31, 2020.

If an updated appraisal is received subsequent to the preliminary determination of an individual allowance or partial charge-off, and it is less than the initial appraisal used in the initial assessment, an additional individual allowance or charge-off is taken on the related credit. Partially charged-off loans are not written back up based on updated appraisals and always remain on non-accrual with any and all subsequent payments first applied to the remaining balance of the loan as principal reductions. No interest income is recognized on loans that have been partially charged-off.

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at both March 31, 2020 and December 31, 2019. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Credit Loss Experience

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2020	December 31, 2019
Balance, January 1	$56,132	$53,486
Initial allowance on purchased credit deteriorated loans at adoption of ASC 326	2,762	-
Transition impact of adopting ASC 326	2,983	-
Provision for credit losses	24,469	4,684
Loan charge-offs:
Residential real estate:
Residential mortgage	(346)	(690)
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	(175)	(1,195)
Consumer	(133)	(783)
Total charge-offs	(654)	(2,668)
Loan recoveries:
Residential real estate:
Residential mortgage	13	138
Residential construction	2	8
Commercial real estate:
Commercial investor	-	16
Commercial owner occupied	-	-
Commercial AD&C	-	228
Commercial business	67	49
Consumer	26	191
Total recoveries	108	630
Net charge-offs	(546)	(2,038)
Balance, period end	$85,800	$56,132

Net charge-offs to average loans	0.03%	0.03%
Allowance for credit losses to loans	1.28%	0.84%

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

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk or “NII” at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. As an example, certain types of money market deposit accounts are assumed to reprice at 40 to 100% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement. As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage the Bank’s net interest margin. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

The Company prepares a current base case and multiple alternative simulations at least once a quarter and reports the analysis to the board of directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate.

The statement of condition is subject to quarterly testing for eight alternative interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”), although the Company may elect not to use particular scenarios that it determines are impractical in a current rate environment. It is management’s goal to structure the statement of condition so that net interest income at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

The Company augments its quarterly interest rate shock analysis with alternative external interest rate scenarios on a monthly basis. These alternative interest rate scenarios may include non-parallel rate ramps and non-parallel yield curve twists. If a measure of risk produced by the alternative simulations of the entire statement of condition violates policy guidelines, ALCO is required to develop a plan to restore the measure of risk to a level that complies with policy limits within two quarters.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
March 31, 2020	9.98%	7.79%	5.27%	2.30%	N/A	N/A	N/A	N/A
December 31, 2019	11.26%	8.71%	6.06%	3.06%	(3.47%)	N/A	N/A	N/A

The impact of these various interest movements on net interest income are reflected in the preceding table. At March 31, 2020, further interest rate declines are improbable due to the low level of existing market rates. As reflected in the table, in a rising interest rate environment, net interest income sensitivity decreased compared to December 31, 2019. The change in the net interest income at risk is the result of decreased asset sensitivity from an increase in short-term borrowings and brokered deposits during the first quarter of 2020. The impact of increases in the interest-bearing liabilities was partially mitigated by an increase in the securities portfolio and interest due from banks during the quarter. All measures remained well within prescribed policy limits.

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
March 31, 2020	(10.44%)	(5.05%)	(0.57%)	1.99%	N/A	N/A	N/A	N/A
December 31, 2019	(9.13%)	(5.54%)	(2.34%)	(0.06%)	(0.95%)	N/A	N/A	N/A

Overall, the measure of the EVE at risk decreased in all rising rate scenarios except the 400bps shock band from December 31, 2019 to March 31, 2020. With the exception of the 400 bps shock band, the decrease in EVE at risk as rates rise is the result of the lower market values of core deposits based on a longer duration of those deposits. The decline in the EVE at risk is partially offset by lower market values on loans which contained a higher percentage of fixed rate product compared to the prior quarter.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2020.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits and certain time deposits of $250 thousand or more, to be a relatively stable funding source. Core deposits equaled 73% of total interest-earning assets at March 31, 2020. The Company’s growth and mortgage banking activities are also additional considerations when evaluating liquidity requirements. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At March 31, 2020, the Company’s liquidity and funds availability provides it with flexibility in funding loan demand and other liquidity demands.

The Company also has external sources of funds available that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $2.4 billion, all of which was available for borrowing based on pledged collateral, with $0.8 billion borrowed against it as of March 31, 2020. The secured lines of credit at the Federal Reserve and correspondent banks totaled $318 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2020. In addition, the Company had unsecured lines of credit with correspondent banks of $855 million at March 31, 2020. At March 31, 2020, there were no outstanding borrowings against these lines of credit. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2020.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2020, the Bank could have declared a dividend of $141 million to Bancorp. At March 31, 2020, Bancorp had liquid assets of $53.1 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Commercial real estate development and construction	$583,409	$571,368
Residential real estate-development and construction	91,641	89,224
Real estate-residential mortgage	157,620	74,282
Lines of credit, principally home equity and business lines	1,426,230	1,400,038
Standby letters of credit	58,048	62,065
Total commitments to extend credit and available credit lines	$2,316,948	$2,196,977

Commitments to extend credit are agreements to provide financing to a customer with the provision that there are no violations of any condition established in the agreement. Commitments generally have interest rates determined by current market rates, expirations dates or other termination clauses and may require payment of a fee. Lines of credit typically represent unused portions of lines of credit that were provided and remain available as long as customers comply with the requisite contractual conditions. Commitments to extend credit are evaluated, processed and/or renewed regularly on a case by case basis, as part of the credit management process. The total commitment amount or line of credit amounts do not necessarily represent future cash requirements, as it is highly unlikely that all customers would draw on their lines of credit in full at one time.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K for the year ended December 31, 2019. Except as presented below, there have been no material changes in the risk factors as discussed in our Form 10-K.

The widespread outbreak of the novel coronavirus ("COVID-19") has adversely affected, and will likely continue to adversely affect, our business, financial condition, and results of operations. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be.

The COVID-19 pandemic is negatively impacting economic and commercial activity and financial markets, both globally and within the United States. In our market area, the governors of Maryland and Virginia and the mayor of the District of Columbia have issued orders that, among other things, require residents to stay in their homes and permit them to leave only to conduct certain essential activities or to travel to work, close all non-essential businesses to the general public, and close certain businesses such as senior centers, restaurants, bars, fitness centers and shopping malls. These stay-at-home orders and travel restrictions – and similar orders imposed across the United States to restrict the spread of COVID-19 – have resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs.

As an essential business, we have implemented business continuity plans and continue to provide financial services to clients, while taking health and safety measures such as transitioning most in-person customer transactions to our drive-thru facilities and limiting access to the interior of our facilities, frequent cleaning of our facilities, and using a remote workforce where possible. Despite these safeguards, we may nonetheless experience business disruptions.

The COVID-19 pandemic has negatively affected our business and is likely to continue to do so. However, the extent to which COVID-19 will negatively affect our business is unknown and will depend on the geographic spread of the virus, the overall severity of the disease, the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. The longer the pandemic persists, the more material the ultimate effects are likely to be.

The continued spread of COVID-19 and the efforts to contain the virus, including stay-at-home orders and travel restrictions, could:

• cause changes in consumer and business spending, borrowing and saving habits, which may affect the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers;

• cause our borrowers to be unable to meet existing payment obligations, particularly those borrowers that may be disproportionately affected by business shut downs and travel restrictions, such as those operating in the travel, lodging, retail, and entertainment industries, resulting in increases in loan delinquencies, problem assets, and foreclosures;

• cause the value of collateral for loans, especially real estate, to decline in value;

• reduce the availability and productivity of our employees;

• require us to increase our allowance for credit losses;

• cause our vendors and counterparties to be unable to meet existing obligations to us;

• negatively impact the business and operations of third party service providers that perform critical services for our business;

• cause a material decrease in the market value of assets of under management, which would have a negative impact on our wealth management revenues due to the fact that our wealth management fees are based on the market value of client assets;

• impede our ability to close mortgage loans, if appraisers and title companies are unable to perform their functions;

• cause the value of our securities portfolio to decline; and

• cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.

Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations.

Moreover, our success and profitability is substantially dependent upon the management skills of our executive officers, many of whom have held officer positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may cause additional harm to our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve during the first fiscal quarter of 2020, have a negative impact on our results, as we have certain assets and liabilities that are sensitive to changes in interest rates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2018, the Company’s board of directors authorized the repurchase of up to 1,800,000 shares of common stock. For the quarter ended March 31, 2020, the Company repurchased 820,328 shares of its common stock at an average price of $31.33 per share. Cumulatively under the program, as of March 31, 2020, the Company has repurchased 1,488,519 shares of its common stock at an average price of $33.58 per share.

			Total number of shares	Maximum number that
			purchased as part of	may yet be purchased
	Total number of	Average price paid	publicly announced plans	under the plans or
Period	shares purchased	per share	or programs	programs
January 1, 2020 through
January 31, 2020	48,178	$38.14	48,178	1,083,631
February 1, 2020 through
February 29, 2020	364,100	$34.55	364,100	719,531
March 1, 2020 through
March 31, 2020	408,050	$27.65	408,050	311,481

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

Date: May 8, 2020

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: May 8, 2020