Form 10-Q
period 2020-06-30
SANDY SPRING BANCORP INC
filed 2020-08-07
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Yes ☐No ☑

The number of outstanding shares of common stock outstanding as of August 5, 2020

Common stock, $1.00 par value – 47,011,617 shares

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These principal risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2019 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:

• risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the imposition of shelter in place orders and restrictions on travel; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates;

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

Part I

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Assets:
Cash and due from banks	$224,037	$82,469
Federal funds sold	401	208
Interest-bearing deposits with banks	610,285	63,426
Cash and cash equivalents	834,723	146,103
Residential mortgage loans held for sale (at fair value)	68,765	53,701
Investments available-for-sale (at fair value)	1,355,799	1,073,333
Other equity securities	68,853	51,803
Total loans	10,343,043	6,705,232
Less: allowance for credit losses	(163,481)	(56,132)
Net loans	10,179,562	6,649,100
Premises and equipment, net	59,391	58,615
Other real estate owned	1,389	1,482
Accrued interest receivable	48,109	23,282
Goodwill	370,547	347,149
Other intangible assets, net	36,143	7,841
Other assets	267,166	216,593
Total assets	$13,290,447	$8,629,002

Liabilities:
Noninterest-bearing deposits	$3,434,038	$1,892,052
Interest-bearing deposits	6,642,796	4,548,267
Total deposits	10,076,834	6,440,319
Securities sold under retail repurchase agreements and federal funds purchased	988,605	213,605
Advances from FHLB	451,844	513,777
Subordinated debt	230,301	209,406
Total borrowings	1,670,750	936,788
Accrued interest payable and other liabilities	152,770	118,921
Total liabilities	11,900,354	7,496,028

Stockholders' equity:
Common stock -- par value $ 1.00 ; shares authorized 100,000,000; shares issued and outstanding
47,001,022 and 34,970,370 at June 30, 2020 and December 31, 2019, respectively.	47,001	34,970
Additional paid in capital	843,876	586,622
Retained earnings	484,392	515,714
Accumulated other comprehensive income/ (loss)	14,824	(4,332)
Total stockholders' equity	1,390,093	1,132,974
Total liabilities and stockholders' equity	$13,290,447	$8,629,002

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/ (LOSS) – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$106,279	$79,464	$182,161	$159,861
Interest on loans held for sale	405	381	696	573
Interest on deposits with banks	155	428	335	622
Interest and dividends on investment securities:
Taxable	6,650	5,396	12,782	11,081
Exempt from federal income taxes	1,438	1,544	2,810	3,254
Interest on federal funds sold	-	1	1	6
Total interest income	114,927	87,214	198,785	175,397
Interest expense:
Interest on deposits	12,284	16,146	25,802	30,626
Interest on retail repurchase agreements and federal funds purchased	600	290	1,180	688
Interest on advances from FHLB	(2,123)	4,103	1,022	10,167
Interest on subordinated debt	2,652	490	4,933	981
Total interest expense	13,413	21,029	32,937	42,462
Net interest income	101,514	66,185	165,848	132,935
Provision for credit losses	58,686	1,633	83,155	1,505
Net interest income after provision for credit losses	42,828	64,552	82,693	131,430
Non-interest income:
Investment securities gains	212	5	381	5
Service charges on deposit accounts	1,223	2,442	3,476	4,749
Mortgage banking activities	8,426	3,270	11,459	6,133
Wealth management income	7,604	5,539	14,570	10,775
Insurance agency commissions	1,188	1,265	3,317	3,165
Income from bank owned life insurance	809	654	1,454	1,843
Bank card fees	1,257	1,467	2,577	2,719
Other income	2,205	1,914	3,858	4,136
Total non-interest income	22,924	16,556	41,092	33,525
Non-interest expense:
Salaries and employee benefits	34,297	25,489	62,350	51,465
Occupancy expense of premises	5,991	4,760	10,572	9,991
Equipment expense	3,219	2,712	5,970	5,288
Marketing	729	887	1,918	1,830
Outside data services	2,169	1,962	3,751	3,740
FDIC insurance	1,378	1,084	1,860	2,220
Amortization of intangible assets	1,998	483	2,598	974
Merger and acquisition expense	22,454	-	23,908	-
Professional fees and services	1,840	1,634	3,666	2,879
Other expenses	11,363	4,876	16,591	9,692
Total non-interest expense	85,438	43,887	133,184	88,079
Income/ (loss) before income taxes	(19,686)	37,221	(9,399)	76,876
Income tax expense/ (benefit)	(5,348)	8,945	(5,048)	18,283
Net income/ (loss)	$(14,338)	$28,276	$(4,351)	$58,593

Per share information:
Basic net income/ (loss) per share	$(0.31)	$0.79	$(0.11)	$1.64
Diluted net income/ (loss) per share	$(0.31)	$0.79	$(0.11)	$1.63
Dividends declared per share	$0.30	$0.30	$0.60	$0.58

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS) – UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income/ (loss)	$(14,338)	$28,276	$(4,351)	$58,593
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains on investments available-for-sale	11,366	7,167	25,629	15,981
Related income tax expense	(2,891)	(1,873)	(6,515)	(4,179)
Net investment gains reclassified into earnings	(212)	(5)	(381)	(5)
Related income tax expense	55	1	97	1
Net effect on other comprehensive income for the period	8,318	5,290	18,830	11,798

Defined benefit pension plan:
Recognition of unrealized loss	218	265	437	530
Related income tax benefit	(56)	(70)	(111)	(139)
Net effect on other comprehensive income for the period	162	195	326	391
Total other comprehensive income	8,480	5,485	19,156	12,189
Comprehensive income/ (loss)	$(5,858)	$33,761	$14,805	$70,782

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Operating activities:
Net income/ (loss)	$(4,351)	$58,593
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation and amortization	9,309	6,724
Provision for credit losses	83,155	1,505
Share based compensation expense	1,792	1,473
Tax benefits associated with share based compensation	140	57
Deferred income tax expense/ (benefit)	(21,282)	1,795
Origination of loans held for sale	(546,596)	(299,401)
Proceeds from sales of loans held for sale	539,159	278,290
Gains on sales of loans held for sale	(7,627)	(6,627)
Losses on sales of other real estate owned	32	173
Investment securities gains	(381)	(5)
Net increase in accrued interest receivable	(17,176)	(1,540)
Net increase in other assets	(4,456)	(4,880)
Net increase/ (decrease) in accrued expenses and other liabilities	8,389	(6,126)
Other – net	1,019	1,162
Net cash provided by operating activities	41,126	31,193
Investing activities:
(Purchases of)/ proceeds from other equity securities	(6,646)	18,699
Purchases of investments available-for-sale	(393,286)	(15,919)
Proceeds from sales of investment available-for-sale	112,301	-
Proceeds from maturities, calls and principal payments of investments available-for-sale	201,671	66,887
Net (increase)/ decrease in loans	(1,116,931)	19,979
Proceeds from the sales of other real estate owned	60	324
Cash paid for the acquisition of business activity of RPJ, net of cash acquired	(26,925)	-
Cash acquired in the acquisition of business activity of Revere Bank, net of cash paid	80,466	-
Expenditures for premises and equipment	(1,695)	(2,456)
Net cash provided by/ (used in) investing activities	(1,150,985)	87,514
Financing activities:
Net increase in deposits	1,314,093	474,869
Net increase/ (decrease) in retail repurchase agreements and federal funds purchased	774,999	(176,825)
Proceeds from advances from FHLB	400,000	2,123,000
Repayment of advances from FHLB	(630,348)	(2,388,843)
Retirement of subordinated debt	(10,310)	-
Proceeds from issuance of common stock	932	746
Stock tendered for payment of withholding taxes	(437)	(702)
Repurchase of common stock	(25,702)	-
Dividends paid	(24,748)	(20,757)
Net cash provided by financing activities	1,798,479	11,488
Net increase in cash and cash equivalents	688,620	130,195
Cash and cash equivalents at beginning of period	146,103	101,481
Cash and cash equivalents at end of period	$834,723	$231,676

Supplemental disclosures:
Interest payments	$32,472	$43,348
Income tax payments	17,532	18,629
Transfer from loans to other real estate owned	-	414

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income/ (Loss)	Equity
Balances at April 1, 2020	$34,165	$562,891	$512,934	$6,344	$1,116,334
Net loss	-	-	(14,338)	-	(14,338)
Other comprehensive income, net of tax	-	-	-	8,480	8,480
Common stock dividends - $0.30 per share	-	-	(14,204)	-	(14,204)
Stock compensation expense	-	1,038	-	-	1,038
Common stock issued pursuant to:
Revere Bank acquisition - 12,768,949 shares	12,769	276,320	-	-	289,089
Stock option plan - 2,625 shares	3	22	-	-	25
Conversion of Revere stock options - 395,298 options	-	3,611	-	-	3,611
Employee stock purchase plan - 20,198 shares	20	475	-	-	495
Restricted stock, net - 44,578 shares	44	(481)	-	-	(437)
Balances at June 30, 2020	$47,001	$843,876	$484,392	$14,824	$1,390,093

Balances at April 1, 2019	$35,557	$607,479	$461,862	$(9,050)	$1,095,848
Net income	-	-	28,276	-	28,276
Other comprehensive income, net of tax	-	-	-	5,485	5,485
Common stock dividends - $0.30 per share	-	-	(10,749)	-	(10,749)
Stock compensation expense	-	783	-	-	783
Common stock issued pursuant to:
Director's stock purchase plan - 867 shares	1	29	-	-	30
Stock option plan - 4,142 shares	4	91	-	-	95
Employee stock purchase plan - 10,004 shares	10	268	-	-	278
Restricted stock, net - 42,830 shares	43	(644)	-	-	(601)
Balances at June 30, 2019	$35,615	$608,006	$479,389	$(3,565)	$1,119,445

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income/ (Loss)	Equity
Balances at January 1, 2020	$34,970	$586,622	$515,714	$(4,332)	$1,132,974
Net income/ (loss)	-	-	(4,351)	-	(4,351)
Other comprehensive income, net of tax	-	-	-	19,156	19,156
Common stock dividends - $0.60 per share	-	-	(24,748)	-	(24,748)
Stock compensation expense	-	1,792	-	-	1,792
Common stock issued pursuant to:
Revere Bank acquisition - 12,768,949 shares	12,769	276,320	-	-	289,089
Stock option plan - 8,638 shares	9	138	-	-	147
Conversion of Revere stock options - 395,298 options	-	3,611	-	-	3,611
Employee stock purchase plan - 28,815 shares	29	756	-	-	785
Restricted stock, net - 44,578 shares	44	(481)	-	-	(437)
Adoption of ASC 326 - Financial Instruments - Credit Losses	-	-	(2,223)	-	(2,223)
Repurchase of common stock - 820,328 shares	(820)	(24,882)	-	-	(25,702)
Balances at June 30, 2020	$47,001	$843,876	$484,392	$14,824	$1,390,093

Balances at January 1, 2019	$35,531	$606,573	$441,553	$(15,754)	$1,067,903
Net income	-	-	58,593	-	58,593
Other comprehensive income, net of tax	-	-	-	12,189	12,189
Common stock dividends - $0.58 per share	-	-	(20,757)	-	(20,757)
Stock compensation expense	-	1,473	-	-	1,473
Common stock issued pursuant to:
Director's stock purchase plan - 867 shares	1	29	-	-	30
Stock option plan - 10,897 shares	11	213	-	-	224
Employee stock purchase plan - 17,666 shares	17	475	-	-	492
Restricted stock, net - 54,789 shares	55	(757)	-	-	(702)
Balances at June 30, 2019	$35,615	$608,006	$479,389	$(3,565)	$1,119,445

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Notes to the CONDENSED Consolidated Financial Statements - UNAUDITED

Note 1 – Significant Accounting Policies

Nature of Operations

Sandy Spring Bancorp, Inc. (the “Company” or “Sandy Spring”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”). Independent and community-oriented, Sandy Spring Bank offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. Sandy Spring Bank also offers a comprehensive menu of insurance and wealth management services through its subsidiaries, Sandy Spring Insurance Corporation (“Sandy Spring Insurance”), West Financial Services, Inc. (“West Financial”) and Rembert Pendleton Jackson (“RPJ”).

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2020. The Company adopted ASC 326 – Financial Instruments – Credit Losses during the first quarter of 2020. There have been no other significant changes to any of the Company’s accounting policies as disclosed in the 2019 Annual Report on Form 10-K.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Sandy Spring Bank, and its subsidiaries, Sandy Spring Insurance, West Financial and RPJ. Consolidation has resulted in the elimination of all intercompany accounts and transactions. See Note 18 for more information on the Company’s segments and consolidation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, in addition to affecting the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for credit losses and the related allowance, potential impairment of goodwill or other intangible assets, valuation of investment securities and the determination of whether available-for-sale debt securities with fair values less than amortized costs are impaired and require allowance for credit losses, valuation of other real estate owned, valuation of share based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, the calculation of current and deferred income taxes and the actuarial projections related to pension expense and the related liability.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits with banks (items with stated original maturity of three months or less).

Revenue from Contracts with Customers

The Company’s revenue includes net interest income on financial instruments and non-interest income. Specific categories of revenue are presented in the Condensed Consolidated Statements of Income/ (Loss). Most of the Company’s revenue is not within the scope of Accounting Standard Codification (“ASC”) 606 – Revenue from Contracts with Customers. For revenue within the scope of ASC 606, the Company provides services to customers and has related performance obligations. The revenue from such services is recognized upon satisfaction of all contractual performance obligations. The following discusses key revenue streams within the scope of revenue recognition guidance.

Wealth Management Income

West Financial and RPJ provide comprehensive investment management and financial planning services. Wealth management income is comprised of income for providing trust, estate and investment management services. Trust services include acting as a trustee for corporate or personal trusts. Investment management services include investment management, record-keeping and reporting of security portfolios. Fees for these services are recognized based on a contractually-agreed fixed percentage applied to net assets under management at the end of each reporting period. The Company does not charge/recognize any performance-based fees.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts are earned on depository accounts for consumer and commercial account holders and include fees for account and overdraft services. Account services include fees for event-driven services and periodic account maintenance activities. An obligation for event-driven services is satisfied at the time of the event when service is delivered and revenue recognized as earned. Obligation for maintenance activities is satisfied over the course of each month and revenue is recognized at month end. The overdraft services obligation is satisfied at the time of the overdraft and revenue is recognized as earned.

Loan Financing Receivables

The Company’s financing receivables consist primarily of loans that are stated at their principal balance outstanding, net of any unearned income and deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The Company has provided short term deferrals of loan principal and/or interest payments up to 180 days for customers who are affected by the COVID-19 pandemic. Customers receiving payment deferrals must meet certain criteria, such as being in good standing and not more than 30 days past due prior to the pandemic. In most cases, the deferred principal and/or interest amounts will be collected at the end of the life of the loan and will not accrue additional interest. The granting of a deferral of principal and/or interest under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act does not subject the loan to the past due, non-accrual, or troubled debt restructurings (“TDR”) policies described below. The following discussions of past due, non-accrual, and TDR policies remain valid for situations not covered by the CARES Act.

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

Loans, except for consumer installment loans, are placed into non-accrual status when any portion of the loan principal or interest becomes 90 days past due. Management may determine that certain circumstances warrant earlier discontinuance of interest accruals on specific loans if an evaluation of other relevant factors (such as bankruptcy, interruption of cash flows, etc.) indicates collection of amounts contractually due is unlikely. These loans are considered, collectively, to be non-performing loans. Consumer installment loans that are not secured by real estate are not placed on non-accrual, but are charged down to their net realizable value when they are four months past due. Loans designated as non-accrual have all previously accrued but unpaid interest reversed. Payments received on non-accrual loans when doubt about the ultimate collectability of the principal no longer exists may have their interest payments recorded as interest income on a cash basis or using the cost-recovery method with all payments applied to reduce the outstanding principal until the loan returns to accrual status. Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans considered to be TDRs are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured collateral-dependent loans are individually assessed for allowance for credit losses and may either be in accruing or non-accruing status. Non-accruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category if the borrower is no longer experiencing financial difficulty, a re-underwriting event took place, and the revised loan terms of the subsequent restructuring agreement are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

In accordance with provisions of the CARES Act and interagency guidance issued by the federal banking agencies, the Company does not classify COVID-19 short term loan modifications as TDRs, nor are the customers considered delinquent with regard to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it was determined upon entry into the program.

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

The Company applies two calculation methodologies to estimate the collective quantified component of the allowance: discounted cash flows method and weighted average remaining life method. Allowance estimates on commercial acquisition, development and construction (“AD&C”) and residential construction segments are based on the weighted average remaining life method. Allowance estimates on all other portfolio segments are based on the discounted cash flows method. Segments utilizing the discounted cash flows method are further sub-segmented into risk level pools, determined either by risk rating or Beacon Scores ranges. To better manage risk and reasonably determine the sufficiency of reserves, this segregation allows the Company to monitor the allowance component applicable to higher risk loans separate from the remainder of the portfolio. Collective calculation methodologies utilize the Company’s historical default and loss experience adjusted for future economic forecasts. At initial adoption of the accounting standard for current expected credit losses (“CECL”), management opted for the application of the reasonable and supportable forecast period of two years under stable economic conditions. During the first quarter of 2020, the reasonable and supportable forecast period was adjusted to one year, due to deteriorated economic conditions and the inherent uncertainty in the future economic outlook. Following the end of the reasonable and supportable forecast period expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include: unemployment rate, house price index and number of business bankruptcies. Contractual loan level cash flows within the discounted cash flows methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determines that a foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When a repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When the repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the collateral’s appraised value less estimated costs to sell. Third party appraisals used in the individual reserve assessment are conducted at least annually with underlying assumptions that are reviewed by management. Third party appraisals may be obtained on a more frequent basis if deemed necessary. Internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s remaining life. The Company may receive updated appraisals which contradict the preliminary determination of fair value used to establish an individual allowance on a loan. In these instances the individual allowance is adjusted to reflect the Company’s evaluation of the updated appraised fair value. In the event a loss was previously confirmed and the loan was charged down to the estimated fair value based on a previous appraisal, the balance of partially charged-off loans are not subsequently increased but could be further decreased depending on the direction of the change in fair value. Payments on fully or partially charged-off loans are accounted for under the cost-recovery method. Under this method, all payments received are applied on a cash basis to reduce the entire outstanding principal, then to recognize a recovery of all previously charged-off amounts before any interest income may be recognized. Based on the individual reserve assessment, if the Company determines that the fair value of the collateral is less than the amortized cost basis of the loan, an individual allowance will be established measured as the difference between the fair value of the collateral (less costs to sell) and the amortized cost basis of the loan. Once a loss has been confirmed, the loan is charged-down to its estimated fair value.

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

Acquired Loans

Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value. The allowance for credit losses related to the acquired loan portfolio is not carried over. Acquired loans are classified into two categories based on the credit risk characteristics of the underlying borrowers as either purchased credit deteriorated (“PCD”) loans, or loans with no evidence of credit deterioration (“non-PCD”).

PCD loans are defined as a loan or group of loans that have experienced more-than-insignificant credit deterioration since the origination date. The Company uses a combination of an individual and pooled review approaches to determine if acquired loans are PCD. At acquisition, the Company considers a number of factors to determine if an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors include:

• loans classified as non-accrual,

• loans with risk rating of special mention or worse,

• loans with multiple risk rating downgrades since origination,

• loans with evidence of being 60 days or more past due,

• loans previously modified in a troubled debt restructuring,

• loans that received an interest only or payment deferral modification, and

• loans in industries that show evidence of additional risk due to economic conditions.

The initial allowance related to PCD loans that share similar risk characteristics is established using a pooled approach. The Company uses either a discounted cash flow or weighted average remaining life method to determine the required level of the allowance. PCD loans that were classified as non-accrual as of the acquisition date are assessed for allowance on an individual basis.

For PCD loans, an initial allowance is established on the acquisition date by grossing up the fair value of the loan, which represents an acquisition date amortized cost. Accordingly, no provision for credit losses is recognized on PCD loans at the acquisition date. Subsequent to the acquisition date, the initial allowance on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.

Non-PCD loans are pooled into segments together with originated loans that share similar risk characteristics and have an allowance established on the acquisition date, which is recognized in the current period provision for credit losses.

Determining the fair value of the acquired loans involves estimating the principal and interest payment cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life, interest rate profile, market interest rate environment, payment schedules, risk ratings, probability of default and loss given default, and estimated prepayment rates. For PCD loans, the non-credit discount or premium is allocated to individual loans as determined by the difference between the loan’s unpaid principal balance and amortized cost basis. The non-credit premium or discount is recognized into interest income on a level yield basis over the remaining expected life of the loan. For non-PCD loans, the fair value discount or premium is allocated to individual loans and recognized into interest income on a level yield basis over the remaining expected life of the loan.

Leases

The Company determines if an arrangement is a lease at inception. All of the Company’s leases are currently classified as operating leases and are included in other assets and other liabilities on the Company’s Condensed Consolidated Statements of Condition.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the expected future lease payments over the remaining lease term. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating ROU assets are adjusted for any lease payments made at or before lease commencement date, initial direct costs, any lease incentives received and any favorable or unfavorable fair value adjustments on acquired leases. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense is recognized on a straight-line basis over the expected lease term. Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

Pending Accounting Pronouncements

In March 2020, FASB released Accounting Standards Update (“ASU”) 2020-04 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of LIBOR likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022. The Company has established a cross-functional working group to guide the Company’s transition from LIBOR and has begun efforts to transition to alternative rates consistent with industry timelines. The Company has identified its products that utilize LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates. The Company is evaluating existing platforms and systems and preparing to offer a new rates.

In December 2019, FASB released ASU 2019-12 - Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing multiple exceptions to the general principals in Topic 740. The standard is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company is in the process of reviewing the impact of adopting this standard on the Company’s Condensed Consolidated Financial Statements.

Note 2 – Acquisition of revere bank

On April 1, 2020 (“Acquisition Date”), the Company completed the acquisition of Revere Bank (“Revere”), a Maryland chartered commercial bank, in accordance with the definitive agreement that was entered on September 23, 2019 by and among the Company, the Bank and Revere. In connection with the completion of the merger, former Revere shareholders received 1.05 shares of Sandy Spring common stock for each share of Revere common stock they held. Based on the $22.64 per share closing price of Sandy Spring common stock on March 31, 2020, and including the fair value of options converted or cashed-out, the total transaction value was approximately $293 million. Upon completion of the acquisition, Sandy Spring shareholders owned approximately 74 percent of the combined company, and former Revere shareholders owned approximately 26 percent.

As of March 31, 2020, Revere, headquartered in Rockville, MD, had more than $2.8 billion in assets and operated 11 full-service community banking offices throughout the Washington D.C. metropolitan region.

The acquisition of Revere was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The provisional amount of goodwill recognized as of the Acquisition Date was approximately $0.8 million. The Company will continue to keep the measurement period open for certain accounts, including loans, core deposit intangible, and deferred tax assets, where its review procedures of any updated information related to the transaction are ongoing. If considered necessary, additional adjustments to the fair value measurement of these accounts will be made until all information is finalized, the Company’s review procedures are complete, and the measurement period is closed. Any subsequent adjustments to the fair values of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments, as discussed above, will result in adjustments to goodwill within the first 12 months following the Acquisition Date. The goodwill is not expected to be deductible for tax purposes.

The consideration paid for Revere’s common equity and outstanding stock options and the provisional fair values of acquired identifiable assets and assumed identifiable liabilities as of the Acquisition Date were as follows:

(In thousands)	April 1, 2020
Purchase price:
Fair value of common shares issued (12,768,949 shares) based on Sandy Spring's share price of $22.64	$289,089
Fair value of Revere stock options converted to Sandy Spring stock options	3,611
Cash paid for cashed-out Revere stock options	291
Cash for fractional shares	11
Total purchase price	$293,002

Identifiable assets:
Cash and cash equivalents	$80,768
Investments available-for-sale	180,752
Loans	2,502,244
Premises and equipment	3,443
Accrued interest receivable	7,651
Core deposit intangible asset	18,360
Other assets	52,812
Total identifiable assets	$2,846,030

Identifiable liabilities:
Deposits	$2,322,422
Borrowings	205,514
Other liabilities	25,931
Total identifiable liabilities	$2,553,867

Provisional fair value of net assets acquired including identifiable intangible assets	292,163
Provisional resulting goodwill	$839

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	June 30, 2020				December 31, 2019
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. treasuries and government agencies	$171,465	$1,126	$(4,519)	$168,072	$260,294	$887	$(2,686)	$258,495
State and municipal	289,513	8,194	(127)	297,580	229,309	4,377	(37)	233,649
Mortgage-backed and asset-backed	852,063	26,021	(129)	877,955	568,373	3,268	(882)	570,759
Corporate debt	12,131	64	(3)	12,192	9,100	452	-	9,552
Trust preferred	-	-	-	-	310	-	-	310
Total debt securities	1,325,172	35,405	(4,778)	1,355,799	1,067,386	8,984	(3,605)	1,072,765
Marketable equity securities	-	-	-	-	568	-	-	568
Total investments available-for-sale	$1,325,172	$35,405	$(4,778)	$1,355,799	$1,067,954	$8,984	$(3,605)	$1,073,333

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at June 30, 2020 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at June 30, 2020. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity.

The mortgage-backed securities portfolio at June 30, 2020 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($309.2 million), GNMA, FNMA or FHLMC mortgage-backed securities ($498.8 million) or SBA asset-backed securities ($70.0 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time to allow for any anticipated recovery in fair value.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	June 30, 2020
			Continuous Unrealized
	Number		Losses Existing for:		Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	8	$90,594	$1,437	$3,082	$4,519
State and municipal	13	35,194	127	-	127
Mortgage-backed and asset-backed	29	29,634	93	36	129
Corporate debt	1	508	3	-	3
Total	51	$155,930	$1,660	$3,118	$4,778

	December 31, 2019
			Continuous Unrealized
	Number		Losses Existing for:		Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	Securities	Fair Value	12 months	12 months	Losses
U.S. treasuries and government agencies	12	$151,132	$2,211	$475	$2,686
State and municipal	3	7,227	37	-	37
Mortgage-backed and asset-backed	35	184,784	508	374	882
Total	50	$343,143	$2,756	$849	$3,605

The estimated fair values of debt securities available-for-sale by contractual maturity at the dates indicated are provided in the following tables. The Company has allocated mortgage-backed securities into the four maturity groupings reflected in the following tables using the expected average life of the individual securities based on statistics provided by independent third party industry sources. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2020
	One Year	One to	Five to	After Ten
(In thousands)	or less	Five Years	Ten Years	Years	Total
U.S. treasuries and government agencies	$52,841	$18,052	$-	$97,179	$168,072
State and municipal	27,442	56,893	59,014	154,231	297,580
Mortgage-backed and asset-backed	2	22,202	60,454	795,297	877,955
Corporate debt	-	-	12,192	-	12,192
Total available-for-sale debt securities	$80,285	$97,147	$131,660	$1,046,707	$1,355,799

	December 31, 2019
	One Year	One to	Five to	After Ten
(In thousands)	or less	Five Years	Ten Years	Years	Total
U.S. treasuries and government agencies	$69,799	$96,709	$-	$91,987	$258,495
State and municipal	33,311	76,723	75,820	47,795	233,649
Mortgage-backed and asset-backed	852	7,125	55,226	507,556	570,759
Corporate debt	-	-	9,552	-	9,552
Trust preferred	-	-	-	310	310
Total available-for-sale debt securities	$103,962	$180,557	$140,598	$647,648	$1,072,765

At June 30, 2020 and December 31, 2019, investments available-for-sale with a book value of $484.4 million and $424.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2020 and December 31, 2019.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	June 30, 2020	December 31, 2019
Federal Reserve Bank stock	$38,650	$22,559
Federal Home Loan Bank of Atlanta stock	29,526	29,244
Marketable equity securities	677	-
Total equity securities	$68,853	$51,803

Note 4 – LOANS

Outstanding loan balances at June 30, 2020 and December 31, 2019, are net of unearned income, including net deferred loan fees of $31.9 million and $1.8 million, respectively. Net deferred loan fees at June 30, 2020, includes $28.9 million related to the loans originated under the Paycheck Protection Program (“PPP”). The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2020	December 31, 2019
Residential real estate:
Residential mortgage	$1,211,745	$1,149,327
Residential construction	169,050	146,279
Commercial real estate:
Commercial owner-occupied real estate	1,601,803	1,288,677
Commercial investor real estate	3,581,778	2,169,156
Commercial AD&C	997,423	684,010
Commercial business	2,222,810	801,019
Consumer	558,434	466,764
Total loans	$10,343,043	$6,705,232

The fair value of the financial assets acquired in the Revere acquisition included loans receivable with a gross amortized cost basis of $2.5 billion. Of the loans acquired, the Company identified $974.8 million of loans that were classified as PCD. An initial allowance for credit losses of $18.6 million was recorded through a gross up adjustment to fair values of PCD loans. A fair value premium related to other factors totaled $4.5 million and will amortize to interest income over the remaining life of each loan. Total fair value of PCD loans as of the Acquisition Date was $960.7 million. Of the PCD loans, $11.3 million were non-accruing at the time of acquisition. Refer to Note 1 for more details on factors considered in the PCD assessment.

Non-PCD loans totaled $1.5 billion and had a net fair value premium of $2.1 million, which will amortize to interest income over the remaining life of each loan. See Note 1 for more information on the Company’s accounting policy for acquired loans and Note 2 for more information on the Revere acquisition.

Portfolio Segments

The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. These segments are:

• Commercial business loans - Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of a loan primarily comes from the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. Loans issued under the PPP are also included in this category, a substantial portion of which are expected to be forgiven by the Small Business Administration pursuant to the CARES Act.

• Commercial acquisition, development and construction loans - Commercial acquisition, development and construction loans are intended to finance the construction of commercial properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of additional factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

• Commercial owner-occupied real estate loans - Commercial owner-occupied real estate loans consist of commercial mortgage loans secured by owner occupied properties where an established banking relationship exists and involves a variety of property types to conduct the borrower’s operations. The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower’s financial health and the ability of the borrower and the business to repay.

• Commercial investor real estate loans - Commercial investor real estate loans consist of loans secured by nonowner-occupied properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. This commercial investor real estate category contains mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.

• Consumer loans - This category of loans includes primarily home equity loans and lines, installment loans, personal lines of credit, and other loans. The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes. Other consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.

• Residential mortgage loans - The residential mortgage loans category contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.

• Residential construction loans - The Company makes residential construction loans generally to provide interim financing on residential property during the construction period. Borrowers are typically individuals who will ultimately occupy the single-family dwelling. Loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections.

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

Allowance for Credit Losses

Summary information on the allowance for credit loss activity for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2020	2019
Balance at beginning of period	$56,132	$53,486
Initial allowance on PCD loans at adoption of ASC 326	2,762	-
Transition impact of adopting ASC 326	2,983	-
Initial allowance on acquired Revere PCD loans	18,628	-
Provision for credit losses	83,155	1,505
Loan charge-offs	(1,039)	(1,197)
Loan recoveries	860	230
Net charge-offs	(179)	(967)
Balance at period end	$163,481	$54,024

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	June 30, 2020	December 31, 2019
Collateral dependent loans individually evaluated for credit loss with an allowance	$28,461	$15,333
Collateral dependent loans individually evaluated for credit loss without an allowance	32,067	9,440
Total individually evaluated collateral dependent loans	$60,528	$24,773

Allowance for credit losses related to loans evaluated individually	$8,827	$5,501
Allowance for credit losses related to loans evaluated collectively	154,654	50,631
Total allowance for credit losses	$163,481	$56,132

The below section presents allowance for credit losses disclosures in line with the new CECL disclosure requirements.

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2020
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner-		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of period	$11,395	$7,590	$18,407	$6,884	$2,086	$8,803	$967	$56,132
Initial allowance on PCD loans at adoption of ASC 326	1,549	-	1,114	-	99	-	-	2,762
Transition impact of adopting ASC 326	2,988	2,576	(3,125)	387	820	(388)	(275)	2,983
Initial allowance on acquired Revere PCD loans	6,289	1,248	7,973	2,782	87	243	6	18,628
Provision for credit losses	36,060	7,604	22,567	8,627	3,460	4,166	671	83,155
Charge-offs	(339)	-	-	-	(286)	(414)	-	(1,039)
Recoveries	694	-	4	-	93	66	3	860
Net recoveries (charge-offs)	355	-	4	-	(193)	(348)	3	(179)
Balance at end of period	$58,636	$19,018	$46,940	$18,680	$6,359	$12,476	$1,372	$163,481

Total loans	$2,222,810	$997,423	$3,581,778	$1,601,803	$558,434	$1,211,745	$169,050	$10,343,043
Allowance for credit losses to total loans ratio	2.64%	1.91%	1.31%	1.17%	1.14%	1.03%	0.81%	1.58%

Balance of loans individually evaluated for credit loss	$20,953	$2,957	$27,257	$6,729	$1,282	$1,350	$-	$60,528
Allowance related to loans evaluated individually	$5,488	$635	$2,573	$32	$99	$-	$-	$8,827
Individual allowance to loans evaluated individually ratio	26.19%	21.47%	9.44%	0.48%	7.72%	-	-	14.58%

Balance of loans collectively evaluated for credit loss	$2,201,857	$994,466	$3,554,521	$1,595,074	$557,152	$1,210,395	$169,050	$10,282,515
Allowance related to loans evaluated collectively	$53,148	$18,383	$44,367	$18,648	$6,260	$12,476	$1,372	$154,654
Collective allowance to loans evaluated collectively ratio	2.41%	1.85%	1.25%	1.17%	1.12%	1.03%	0.81%	1.50%

The following table presents collateral dependent loans individually evaluated for credit loss with the associated allowances for credit losses by the applicable portfolio segment:

	June 30, 2020
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner-		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Loans individually evaluated for credit loss with an allowance:

Non-accruing	$7,851	$2,957	$14,291	$746	$99	$-	$-	$25,944
Restructured accruing	570	-	-	-	-	-	-	570
Restructured non-accruing	1,096	-	735	116	-	-	-	1,947
Balance	$9,517	$2,957	$15,026	$862	$99	$-	$-	$28,461

Allowance	$5,488	$635	$2,573	$32	$99	$-	$-	$8,827

Loans individually evaluated for credit loss without an allowance:

Non-accruing	$10,266	$-	$11,456	$4,529	$819	$6	$-	$27,076
Restructured accruing	137	-	775	-	-	1,071	-	1,983
Restructured non-accruing	1,033	-	-	1,338	364	273	-	3,008
Balance	$11,436	$-	$12,231	$5,867	$1,183	$1,350	$-	$32,067

Total individually evaluated loans:
Non-accruing	$18,117	$2,957	$25,747	$5,275	$918	$6	$-	$53,020
Restructured accruing	707	-	775	-	-	1,071	-	2,553
Restructured non-accruing	2,129	-	735	1,454	364	273	-	4,955
Balance	$20,953	$2,957	$27,257	$6,729	$1,282	$1,350	$-	$60,528

Total unpaid contractual principal balance
	$24,131	$2,957	$33,150	$10,337	$1,554	$2,743	$-	$74,872

The following table presents average principal balance of total non-accrual loans, contractual interest due and interest income recognized on a cash basis on non-accrual loans for the periods indicated below:

	June 30, 2020
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner-		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Average non-accrual loans for the period	$14,023	$1,538	$20,744	$4,984	$6,165	$12,221	$-	$59,675
Contractual interest income due on non-accrual loans during the period	$570	$37	$984	$238	$214	$348	$-	$2,391
Interest income on non-accrual loans recognized on a cash basis	$75	$-	$279	$82	$83	$163	$-	$682

Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the six months ended June 30, 2020 new loans placed on non-accrual status totaled $29.7 million and the related amount of reversed uncollected accrued interest was $0.3 million.

The below section presents historical allowance for loan losses disclosures in line with the legacy disclosure requirements.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Year Ended December 31, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner-		Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Balance at beginning of period	$11,377	$5,944	$17,603	$6,307	$2,113	$8,881	$1,261	$53,486
Provision (credit)	1,164	1,418	788	577	565	474	(302)	4,684
Charge-offs	(1,195)	-	-	-	(783)	(690)	-	(2,668)
Recoveries	49	228	16	-	191	138	8	630
Net recoveries (charge-offs)	(1,146)	228	16	-	(592)	(552)	8	(2,038)
Balance at end of period	$11,395	$7,590	$18,407	$6,884	$2,086	$8,803	$967	$56,132

Total loans	$801,019	$684,010	$2,169,156	$1,288,677	$466,764	$1,149,327	$146,279	$6,705,232
Allowance for loan losses to total loans ratio	1.42%	1.11%	0.85%	0.53%	0.45%	0.77%	0.66%	0.84%

Balance of loans specifically evaluated for impairment	$8,867	$829	$9,212	$4,148	na.	$1,717	$-	$24,773
Allowance for loans specifically evaluated for impairment	$3,817	$132	$1,529	$23	na.	$-	$-	$5,501
Specific allowance to specific loans ratio	43.05%	15.92%	16.60%	0.55%	na.	-	-	22.21%

Balance of loans collectively evaluated	$789,613	$683,181	$2,150,400	$1,284,529	$465,771	$1,147,602	$146,279	$6,667,375
Allowance for loans collectively evaluated	$7,578	$7,458	$16,878	$6,861	$2,086	$8,803	$967	$50,631
Collective allowance to collective loans ratio	0.96%	1.09%	0.78%	0.53%	0.45%	0.77%	0.66%	0.76%

Balance of loans acquired with deteriorated credit quality	$2,539	$-	$9,544	$-	$993	$8	$-	$13,084
Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Allowance to loan acquired with deteriorated credit quality ratio	-	-	-	-	-	-	-	-

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the unpaid contractual principal balance of the impaired loans:

	December 31, 2019
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner-	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance:
Non-accruing	$5,608	$829	$5,448	$767	$-	$12,652
Restructured accruing	266	-	-	-	-	266
Restructured non-accruing	1,856	-	437	122	-	2,415
Balance	$7,730	$829	$5,885	$889	$-	$15,333

Allowance	$3,817	$132	$1,529	$23	$-	$5,501

Impaired loans without a specific allowance:
Non-accruing	$114	$-	$2,552	$1,522	$-	$4,188
Restructured accruing	151	-	775	-	1,444	2,370
Restructured non-accruing	872	-	-	1,737	273	2,882
Balance	$1,137	$-	$3,327	$3,259	$1,717	$9,440

Total impaired loans:
Non-accruing	$5,722	$829	$8,000	$2,289	$-	$16,840
Restructured accruing	417	-	775	-	1,444	2,636
Restructured non-accruing	2,728	-	437	1,859	273	5,297
Balance	$8,867	$829	$9,212	$4,148	$1,717	$24,773

Unpaid principal balance in total impaired loans	$11,296	$829	$13,805	$6,072	$2,618	$34,620

	December 31, 2019
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner-	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,781	$2,052	$7,565	$4,390	$1,577	$23,365
Contractual interest income due on impaired loans during the period	$648	$127	$786	$258	$128	$1,947
Interest income on impaired loans recognized on a cash basis	$221	$-	$49	$187	$8	$465
Interest income on impaired loans recognized on an accrual basis	$62	$-	$39	$-	$68	$169

Credit Quality

The following section provides information on the credit quality of the loan portfolio under the new CECL disclosure requirements:

	June 30, 2020
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner-		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$8,450	$829	$8,437	$4,148	$4,107	$12,661	$-	$38,632
PCD loans designated as non-accrual (1)	2,539	-	9,544	-	993	8	-	13,084
Loans placed on non-accrual	10,988	2,128	8,974	3,426	3,248	894	-	29,658
Non-accrual balances transferred to OREO	-	-	-	-	-	-	-	-
Non-accrual balances charged-off	(335)	-	-	-	(56)	(346)	-	(737)
Net payments or draws	(1,396)	-	(473)	(845)	(392)	(635)	-	(3,741)
Non-accrual loans brought current	-	-	-	-	(100)	(858)	-	(958)
Balance at end of period	$20,246	$2,957	$26,482	$6,729	$7,800	$11,724	$-	$75,938
(1) Upon the adoption of the CECL standard, the Company transitioned from closed pool level accounting for PCI loans during the first quarter of 2020. Non-accrual loans are determined based on the individual loan level and aggregated for reporting.

	June 30, 2020
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner-		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Performing loans:
Current	$2,199,853	$993,831	$3,545,235	$1,591,953	$544,808	$1,186,122	$166,727	$10,228,529
30-59 days	1,871	635	5,040	2,606	4,354	11,361	1,295	27,162
60-89 days	133	-	3,471	-	1,472	1,329	1,028	7,433
Total performing loans	2,201,857	994,466	3,553,746	1,594,559	550,634	1,198,812	169,050	10,263,124
Non-performing loans:
Non-accrual loans	20,246	2,957	26,482	6,729	7,800	11,724	-	75,938
Loans greater than 90 days past due	-	-	775	515	-	138	-	1,428
Restructured loans	707	-	775	-	-	1,071	-	2,553
Total non-performing loans	20,953	2,957	28,032	7,244	7,800	12,933	-	79,919
Total loans	$2,222,810	$997,423	$3,581,778	$1,601,803	$558,434	$1,211,745	$169,050	$10,343,043

The following table provides information about credit quality indicators by the year of origination:

	June 30, 2020
	Term Loans by Origination Year						Revolving
(In thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial:
Pass	$1,153,740	$209,016	$161,601	$105,160	$48,788	$96,078	$411,354	$2,185,737
Special Mention	-	3,486	1,448	995	1,669	1,316	4,004	12,918
Substandard	803	1,078	3,074	1,171	2,157	3,182	3,148	14,613
Doubtful	120	1,107	1,075	128	1,387	2,144	3,581	9,542
Total	$1,154,663	$214,687	$167,198	$107,454	$54,001	$102,720	$422,087	$2,222,810

Commercial AD&C:
Pass	$299,178	$298,554	$203,852	$96,783	$14,003	$4,711	$74,572	$991,653
Special Mention	-	-	1,074	636	-	-	-	1,710
Substandard	-	2,128	730	100	-	1,102	-	4,060
Doubtful	-	-	-	-	-	-	-	-
Total	$299,178	$300,682	$205,656	$97,519	$14,003	$5,813	$74,572	$997,423

Commercial Investor R/E:
Pass	$463,624	$806,877	$485,477	$517,520	$522,261	$720,158	$17,957	$3,533,874
Special Mention	3,819	775	14,421	952	-	1,295	-	21,262
Substandard	347	3,031	-	6,839	697	15,728	-	26,642
Doubtful	-	-	-	-	-	-	-	-
Total	$467,790	$810,683	$499,898	$525,311	$522,958	$737,181	$17,957	$3,581,778

Commercial Owner-Occupied R/E:
Pass	$142,813	$373,413	$233,852	$203,929	$211,171	$408,793	$1,630	$1,575,601
Special Mention	1,140	2,124	2,823	3,854	1,321	5,971	-	17,233
Substandard	-	978	601	465	397	6,239	-	8,680
Doubtful	-	-	-	-	-	289	-	289
Total	$143,953	$376,515	$237,276	$208,248	$212,889	$421,292	$1,630	$1,601,803

Consumer:
Beacon score:
660-850	$1,566	$6,449	$6,584	$2,822	$3,394	$32,412	$438,778	$492,005
600-659	320	519	171	167	981	7,594	20,773	30,525
540-599	3	518	232	226	667	3,734	6,472	11,852
less than 540	133	851	323	1,007	918	3,430	17,390	24,052
Total	$2,022	$8,337	$7,310	$4,222	$5,960	$47,170	$483,413	$558,434

Residential Mortgage:
Beacon score:
660-850	$93,464	$64,690	$191,410	$231,236	$169,283	$317,589	$-	$1,067,672
600-659	1,619	12,324	12,827	13,561	10,103	25,926	-	76,360
540-599	835	2,249	6,669	4,376	4,032	14,405	-	32,566
less than 540	7,114	1,856	5,448	2,104	2,540	16,085	-	35,147
Total	$103,032	$81,119	$216,354	$251,277	$185,958	$374,005	$-	$1,211,745

Residential Construction:
Beacon score:
660-850	$49,670	$82,559	$24,294	$4,135	$1,630	$-	$-	$162,288
600-659	798	536	-	-	-	-	-	1,334
540-599	-	2,122	-	-	369	-	-	2,491
less than 540	2,937	-	-	-	-	-	-	2,937
Total	$53,405	$85,217	$24,294	$4,135	$1,999	$-	$-	$169,050

Total loans	$2,224,043	$1,877,240	$1,357,986	$1,198,166	$997,768	$1,688,181	$999,659	$10,343,043

The following section provides historical information on the credit quality of the loan portfolio under the legacy disclosure requirements:

	December 31, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner-		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans	$8,450	$829	$8,437	$4,148	$4,107	$12,661	$-	$38,632
Loans 90 days past due	-	-	-	-	-	-	-	-
Restructured loans	417	-	775	-	364	1,080	-	2,636
Total non-performing loans	8,867	829	9,212	4,148	4,471	13,741	-	41,268
Other real estate owned	39	665	409	-	64	305	-	1,482
Total non-performing assets	$8,906	$1,494	$9,621	$4,148	$4,535	$14,046	$-	$42,750

	December 31, 2019
		Commercial Real Estate				Residential Real Estate
				Commercial
		Commercial	Commercial	Owner-		Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Consumer	Mortgage	Construction	Total
Past due loans:
30-59 days	$908	$-	$932	$316	$2,697	$14,853	$280	$19,986
60-89 days	370	-	-	-	1,517	4,541	1,334	7,762
> 90 days	-	-	-	-	-	-	-	-
Total past due	1,278	-	932	316	4,214	19,394	1,614	27,748
Non-accrual loans	8,450	829	8,437	4,148	4,107	12,661	-	38,632
Loans acquired with deteriorated credit quality	2,539	-	9,544	-	993	8	-	13,084
Current loans	788,752	683,181	2,150,243	1,284,213	457,450	1,117,264	144,665	6,625,768
Total loans	$801,019	$684,010	$2,169,156	$1,288,677	$466,764	$1,149,327	$146,279	$6,705,232

	December 31, 2019
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner-
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$783,909	$683,181	$2,146,971	$1,278,337	$4,892,398
Special Mention	2,487	-	3,189	2,284	7,960
Substandard	14,623	829	18,996	8,056	42,504
Doubtful	-	-	-	-	-
Total	$801,019	$684,010	$2,169,156	$1,288,677	$4,942,862

	December 31, 2019
		Residential Real Estate
		Residential	Residential
(In thousands)	Consumer	Mortgage	Construction	Total
Performing	$462,293	$1,135,586	$146,279	$1,744,158
Non-performing:
90 days past due	-	-	-	-
Non-accruing	4,107	12,661	-	16,768
Restructured loans	364	1,080	-	1,444
Total	$466,764	$1,149,327	$146,279	$1,762,370

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Six Months Ended June 30, 2020
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner-	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings:
Restructured accruing	$322	$-	$-	$-	$-	$322
Restructured non-accruing	-	-	347	760	-	1,107
Balance	$322	$-	$347	$760	$-	$1,429

Specific allowance	$80	$-	$60	$40	$-	$180

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2019
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner-	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings:
Restructured accruing	$170	$-	$775	$-	$364	$1,309
Restructured non-accruing	261	-	789	-	-	1,050
Balance	$431	$-	$1,564	$-	$364	$2,359

Specific allowance	$196	$-	$205	$-	$-	$401

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

During the six months ended June 30, 2020, the Company restructured $1.4 million in loans that were designated as TDRs. TDRs are subject to periodic credit reviews to determine the necessity and adequacy of an individual loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured as TDRs during the six months ended June 30, 2020 had individual reserves of $0.2 million. For the year ended December 31, 2019, the Company restructured $2.4 million in loans. Loans restructured as TDRs during 2019 had individual reserves of $0.4 million at December 31, 2019. During both the six months ended June 30, 2020 and for the year ended December 31, 2019 TDR modifications consisted principally of interest rate concessions, and did not result in the reduction of the recorded investment in the associated loan balances. The commitments to lend additional funds on loans that have been restructured at June 30, 2020 and December 31, 2019 were not significant.

Other Real Estate Owned

Other real estate owned totaled $1.4 million and $1.5 million at June 30, 2020 and December 31, 2019, respectively. There were noconsumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2020.

Note 6 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	June 30, 2020			Weighted		December 31, 2019			Weighted
	Gross		Net	Average		Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining		Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life		Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(5,399)	$23,639	9.0	years	$10,678	$(3,689)	$6,989	8.0	years
Other identifiable intangibles	13,906	(1,402)	12,504	11.2	years	1,478	(626)	852	9.7	years
Total amortizing intangible assets	$42,944	$(6,801)	$36,143			$12,156	$(4,315)	$7,841

Goodwill	$370,547		$370,547			$347,149		$347,149

The table above reflects an additional $18.4 million in core deposit intangible asset related to the Revere acquisition that will amortize over 9.67 years.

The amount of goodwill by reportable segment is presented in the following table:

	Community		Investment
(In thousands)	Banking	Insurance	Management	Total
Balance December 31, 2019	$331,173	$6,788	$9,188	$347,149
Acquisition of Rembert Pendleton Jackson	-	-	22,559	22,559
Acquisition of Revere Bank	839	-	-	839
Balance June 30, 2020	$332,012	$6,788	$31,747	$370,547

The table above includes the estimated amount of goodwill resulting from the Revere acquisition that was recorded as of June 30, 2020, and is subject to further revision. See Note 2 for additional information on the Revere acquisition.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining for 2020	$3,622
2021	6,600
2022	5,845
2023	5,089
2024	4,333
Thereafter	10,654
Total amortizing intangible assets	$36,143

Note 7 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2020	December 31, 2019
Noninterest-bearing deposits	$3,434,038	$1,892,052
Interest-bearing deposits:
Demand	1,142,475	836,433
Money market savings	2,945,990	1,839,593
Regular savings	387,636	329,919
Time deposits of less than $100,000	585,539	463,431
Time deposits of $100,000 or more	1,581,156	1,078,891
Total interest-bearing deposits	6,642,796	4,548,267
Total deposits	$10,076,834	$6,440,319

The table above includes $2.3 billion of deposits added from the Revere acquisition, including approximately $752.4 million of certificates of deposit with a fair value premium adjustment of $14.7 million amortizing over a total life of 5 years.

Note 8 – BORROWINGS

Subordinated Debt

On November 5, 2019, the Company completed an offering of $175.0 million aggregate principal amount Fixed to Floating Rate Subordinated Notes due in 2029. The notes bear a fixed interest rate of 4.25% per year through November 14, 2024. Beginning November 15, 2024, the interest rate will become a floating rate equal to three month LIBOR, or an alternative benchmark rate as determined pursuant to the terms of the indenture for the notes in the event LIBOR has been discontinued by November 15, 2024, plus 262 basis points through the remaining maturity or early redemption date of the notes. The interest will be paid in arrears semi-annually during the fixed rate period and quarterly during the floating rate period. The Company incurred $2.9 million of debt issuance costs which are being amortized through the contractual life of the debt. The entire amount of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

In conjunction with the acquisition of WashingtonFirst Bankshares, Inc., the Company assumed $25.0 million in subordinated debt with an associated purchase premium at acquisition of $2.2 million, which will be amortized over the contractual life of the obligation. The subordinated debt has a ten year term, maturing on October 15, 2025, is non-callable until October 15, 2020 and currently bears a fixed interest rate of 6.00% per annum, payable semi-annually. Beginning on October 5, 2020, the interest rate resets quarterly to an amount equal to 3 month LIBOR plus 467 basis points. The entire amount of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

Also in conjunction with the acquisition of WashingtonFirst Bankshares, Inc., the Company also assumed $10.3 million in callable junior subordinated debt securities with an associated purchase premiums at acquisition of $0.1 million that will amortize over the contractual life of the obligation. During the first quarter of 2020, the Company redeemed all $10.3 million of the outstanding principal balance of the callable junior subordinated debt securities.

In conjunction with the acquisition of Revere, the Company assumed $31.0 million in subordinated debt with an associated purchase premium at acquisition of $0.2 million, which will be amortized through the call date. The subordinated debt has a ten year term, maturing on September 30, 2026, is non-callable until September 30, 2021, and currently bears a fixed interest rate of 5.625% per annum, payable semi-annually. Beginning on October 1, 2021, the interest rate resets quarterly to an amount equal to 3 month LIBOR plus 441 basis points. The entire amount of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	June 30, 2020	December 31, 2019
Subordinated debt	$231,000	$200,000
Add: Purchase accounting premium	2,052	1,894
Less: Debt issuance costs	(2,751)	(2,885)
Trust preferred capital notes	-	10,310
Add: Purchase accounting premium	-	87
Total subordinated debt	$230,301	$209,406

Other Borrowings

At June 30, 2020 and December 31, 2019, the Company had $143.6 million and $138.6 million, respectively, of outstanding retail repurchase agreements. The Company did not have any outstanding federal funds purchased at June 30, 2020 and had $75million of outstanding federal funds purchased at December 31, 2019. At June 30, 2020 the Company had $845.0 million in Paycheck Protection Program Liquidity Facility borrowings outstanding, which were borrowed to facilitate funding for PPP loans issued during the period.

At June 30, 2020 and December 31, 2019, the Company had $451.8 million and $513.8 million, respectively, of advances from the Federal Home Loan Bank of Atlanta (“FHLB”). During the second quarter of 2020, the Company assumed $168.4 million of FHLB advances in connection with the acquisition of Revere, with a fair value premium of $5.8 million recorded at acquisition. During the quarter ended June 30, 2020, the Company prepaid $115.4 million of the acquired advances and recognized a prepayment penalty of $5.9 million, which is reflected in Other expenses in the Condensed Consolidated Statements of Income/ (Loss). Also in connection with the prepayment, the Company recognized the remaining unamortized fair value premium of $5.8 million on those prepaid advances, which is reflected in Interest on advances from FHLB in the Condensed Consolidated Statements of Income/ (Loss). The remaining $53.0 million of acquired Revere FHLB advances, which were not prepaid, matured during the quarter ended June 30, 2020.

At June 30, 2020, the Company had an available line of credit with the FHLB under which its borrowings are limited to $2.4 billion based on pledged collateral at prevailing market interest rates, with $451.8 million borrowed against it at June 30, 2020. At December 31, 2019, lines of credit totaled $2.4 billion based on pledged collateral with $513.8 million borrowed against the line. Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $993.4 million, commercial real estate loans amounting to $1.9 billion, home equity lines of credit (“HELOC”) amounting to $236.4 million, and multifamily loans amounting to $157.1 million at June 30, 2020, as collateral under the borrowing agreement with the FHLB. At December 31, 2019 the Company had pledged collateral of qualifying mortgage loans of $1.0 billion, commercial real estate loans of $1.9 billion, HELOC loans of $266.8 million, and multifamily loans of $109.7 million under the FHLB borrowing agreement. The Company also had lines of credit available from the Federal Reserve and correspondent banks of $383.5 million and $463.3 million at June 30, 2020 and December 31, 2019, respectively, collateralized by loans. In addition, the Company had unsecured lines of credit with correspondent banks of $880.0 million and $730.0 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the Company did not have any outstanding borrowings against these unsecured lines of credit.

Note 9 – Stockholders’ Equity

The Company’s Board of Directors approved a stock repurchase plan in December 2018 that permits the repurchase of up to 1,800,000 shares of common stock. For the six months ended June 30, 2020, the Company repurchased and retired 820,328 shares of its common stock at an average price of $31.33 per share. The Company did not repurchase shares during the three months ended June 30, 2020. Cumulatively under the program, as of June 30, 2020, the Company has repurchased and retired 1,488,519 common shares for the total cost of $50.0 million under the current repurchase plan.

On April 1, 2020, to facilitate the acquisition of Revere and as previously approved by the Company’s Board of Directors, the Company issued an additional 12,768,949 shares of the Company’s common stock at $22.64 per share. See to Note 2 for more information on the acquisition of Revere.

Note 10 – Share Based Compensation

At June 30, 2020, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 906,405 are available for issuance at June 30, 2020, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $1.0 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and of $1.8 million and $1.4 million, for the six months ended June 30, 2020 and 2019, respectively, related to the awards of stock options, restricted stock grants, restricted stock unit grants and performance share unit grants. The total of unrecognized compensation cost related to stock options was not significant as of June 30, 2020, and is expected to be recognized within one year. The fair value of the options vested during the six months ended June 30, 2020 and 2019, was $0.1 million and $0.2 million, respectively. The total of unrecognized compensation cost related to restricted stock was approximately $10.2 million as of June 30, 2020. That cost is expected to be recognized over a weighted average period of approximately 3.0 years.

The Company granted a total of 64,829 restricted shares, restricted stock units and performance share units during the three months ended June 30, 2020, of which 4,694 units are subject to achievement of certain performance conditions measured over a three year performance period and 60,135 shares or units subject to a three- or five-year vesting schedule. During the six months ended June 30, 2020, the Company granted 246,015 restricted shares, restricted stock units and performance share units, of which 44,905 units are subject to achievement of certain performance conditions measured over a three year performance period and 201,110 shares or units subject to a three- or five-year vesting schedule. The Company did not grant any stock options during the six months ended June 30, 2020, however, the Company issued 395,298 stock options at a weighted average grant-date fair value of $9.14, due to a conversion of stock options held prior to the Acquisition Date by Revere employees. The fair value of the options issued were considered part of the consideration transferred and were therefore recorded as an adjustment to goodwill. See Note 2 for more information on the acquisition of Revere.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2020	65,279	$31.34		$485
Granted	-	$-
Converted options from Revere acquisition	395,298	$12.27
Exercised	(8,638)	$17.00		$104
Forfeited	(573)	$39.31
Expired	(703)	$28.26
Balance at June 30, 2020	450,663	$14.88	3.4	$4,930

Exercisable at June 30, 2020	445,707	$14.62	3.4	$4,930

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
	Shares/Units	Fair Value
Non-vested at January 1, 2020	226,502	$35.43
Granted	246,015	$25.82
Vested	(63,840)	$34.34
Forfeited	(7,461)	$46.90
Non-vested at June 30, 2020	401,216	$29.50

Note 11 – Pension Plan

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Interest cost on projected benefit obligation	$359	$402	$719	$804
Expected return on plan assets	(456)	(412)	(912)	(824)
Recognized net actuarial loss	219	265	437	530
Net periodic benefit cost	$122	$255	$244	$510

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of Plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. After consideration of these factors, the Company has not made a contribution during the six months ended June 30, 2020. Management continues to monitor the funding level of the Plan and may make additional contributions as necessary during 2020.

Note 12 – Net Income/ (LOSS) per Common Share

The calculation of net income/ (loss) per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2020	2019	2020	2019
Net income/ (loss)	$(14,338)	$28,276	$(4,351)	$58,593

Basic:
Basic weighted average EPS shares	46,988	35,862	40,827	35,816

Basic net income/ (loss) per share	$(0.31)	$0.79	$(0.11)	$1.64

Diluted:
Basic weighted average EPS shares	46,988	35,862	40,827	35,816
Dilutive common stock equivalents	-	28	-	50
Dilutive EPS shares	46,988	35,890	40,827	35,866

Diluted net income/ (loss) per share	$(0.31)	$0.79	$(0.11)	$1.63

Anti-dilutive shares	56	10	16	11

The calculation of diluted net income per share for the three and six months ended June 30, 2020, excludes 138,549 and 161,483, respectively, of potentially incremental common shares that are antidilutive due to the net loss for those periods.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/ (loss) is defined as net income/ (loss) plus transactions and other occurrences that are the result of non-owner changes in equity. For Condensed Consolidated Financial Statements presented for the Company, non-owner changes in equity are comprised of unrealized gains or losses on available-for-sale debt securities and any minimum pension liability adjustments.

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

	Unrealized Gains
	on Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2020	$4,000	$(8,332)	$(4,332)
Other comprehensive income before reclassification, net of tax	19,114	-	19,114
Reclassifications from accumulated other comprehensive income, net of tax	(284)	326	42
Current period change in other comprehensive income, net of tax	18,830	326	19,156
Balance at June 30, 2020	$22,830	$(8,006)	$14,824

	Unrealized Gains/
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2019	$(6,630)	$(9,124)	$(15,754)
Other comprehensive income before reclassification, net of tax	11,802	-	11,802
Reclassifications from accumulated other comprehensive income, net of tax	(4)	391	387
Current period change in other comprehensive income, net of tax	11,798	391	12,189
Balance at June 30, 2019	$5,168	$(8,733)	$(3,565)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2020	2019
Unrealized gains on investments available-for-sale:
Affected line item in the Statements of Income/ (Loss):
Investment securities gains	$381	$5
Income before taxes	381	5
Tax expense	(97)	(1)
Net income	$284	$4

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income/ (Loss):
Recognized actuarial loss(1)	$(437)	$(530)
Loss before taxes	(437)	(530)
Tax benefit	111	139
Net loss	$(326)	$(391)
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

At June 30, 2020, ROU assets and lease liabilities totaled $70.2 million and $81.2 million, respectively. For the three and six months ended June 30, 2020, the Company recognized total operating lease expense in the amount of $3.4 million and $6.1 million, respectively, compared to $2.8 million and $5.7 million, respectively, for the three and six months ended June 30, 2019. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2020, was $3.3 million and $6.0 million, respectively, compared to $2.2 million and $4.3 million, respectively, for the three and six months ended June 30, 2019, and is included in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

The Company added two locations from the acquisition of RPJ during the first quarter of 2020. The associated new ROU asset obtained in exchange for lease obligations totaled $0.3 million.

On April 1, 2020, in conjunction with the acquisition of Revere, the Company added 15 additional operating leases (at 12 locations), one of which is expected to commence operations in 2021. The associated new ROU asset of $7.4 million obtained in exchange for lease obligations of $8.7 million was recorded at the close of the acquisition. The ROU asset recorded at acquisition included $1.1 million for acquisition related unfavorable fair value marks and a tenant allowance of $0.2 million. During the current quarter, subsequent to and resulting from the acquisition, the Company determined that due to market overlap and other synergies, the Company would more-likely-than-not terminate seven of the acquired leases, comprising of six branch locations and one office space location, prior to the end of 2020. The decision resulted in an impairment charge of $2.3 million, which was recorded to merger and acquisition expense in the Condensed Consolidated Statements of Income/ (Loss). The Company estimated the fair value of the leases to be equal to the cash payments remaining between the impairment date and the anticipated abandonment date.

At June 30, 2020, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining for 2020	$6,701
2021	12,879
2022	11,361
2023	11,193
2024	9,113
Thereafter	44,407
Total undiscounted lease payments	95,654
Less: Present value discount	(14,439)
Lease Liability	$81,215

At June 30, 2020, the weighted average remaining lease term was 9.6 years and the weighted average operating discount rate used to determine the operating lease liability was 3.07%.

The Company recognized a lease liability of $2.1 million and ROU asset of $1.4 million for one additional operating lease that has not yet commenced operations at June 30, 2020 and is expected to commence operations in 2021. This ROU asset includes approximately $0.2 million of tenant allowance for improvements to the space and $0.5 million for an acquisition related unfavorable fair value market adjustment. The Company does not have any lease arrangements with any of its related parties as of June 30, 2020.

Note 15 – Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and, therefore, has no credit risk. The notional value of the swaps outstanding was $234.7 million with a fair value of $10.8 million as of June 30, 2020 compared to $204.7 million with a fair value of $2.5 million as of December 31, 2019. The swap positions are offset to minimize the potential impact on the Company’s financial statements. Fair values of the swaps are carried as both gross assets and gross liabilities in the Condensed Consolidated Statements of Condition. The associated net gains and losses on the swaps are recorded in Other income in the Condensed Consolidated Statements of Income/ (Loss).

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

Note 17 – Fair Value

GAAP provides entities the option to measure eligible financial assets, financial liabilities and commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment. Subsequent changes in fair value must be recorded in earnings. The Company applies the fair value option on residential mortgage loans held for sale. The fair value option on residential mortgage loans held for sale allows the recognition of gains on the sale of mortgage loans to more accurately reflect the timing and economics of the transaction.

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

Investments available-for-sale

U.S. treasuries and government agencies securities and mortgage-backed and asset-backed securities

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2020
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale	$-	$68,765	$-	$68,765
Investments available-for-sale:
U.S. treasuries and government agencies	-	168,072	-	168,072
State and municipal	-	297,580	-	297,580
Mortgage-backed and asset-backed	-	877,955	-	877,955
Corporate debt	-	-	12,192	12,192
Marketable equity securities	-	677	-	677
Interest rate swap agreements	-	10,804	-	10,804

Liabilities:
Interest rate swap agreements	$-	$(10,804)	$-	$(10,804)

	December 31, 2019
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale	$-	$53,701	$-	$53,701
Investments available-for-sale:
U.S. treasuries and government agencies	-	258,495	-	258,495
State and municipal	-	233,649	-	233,649
Mortgage-backed and asset-backed	-	570,759	-	570,759
Corporate debt	-	-	9,552	9,552
Trust preferred	-	-	310	310
Marketable equity securities	-	568	-	568
Interest rate swap agreements	-	2,507	-	2,507

Liabilities:
Interest rate swap agreements	$-	$(2,507)	$-	$(2,507)

The following table provides a change in the fair value of assets measured in the Condensed Consolidated Statements of Condition at fair value with significant unobservable inputs (Level 3) on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2020	$9,862
Additions of Level 3 assets	3,050
Sales of Level 3 assets	(329)
Total unrealized loss included in other comprehensive income/ (loss)	(391)
Balance at June 30, 2020	$12,192

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2020
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Loans	$-	$-	$6,636	$6,636	$(6,814)
Other real estate owned	-	-	1,671	1,671	(282)
Total	$-	$-	$8,307	$8,307	$(7,096)

	December 31, 2019
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Loans	$-	$-	$6,886	$6,886	$(6,299)
Other real estate owned	-	-	1,482	1,482	(281)
Total	$-	$-	$8,368	$8,368	$(6,580)

At June 30, 2020, loans totaling $60.5 million were written down to fair value of $51.7 million as a result of individual credit loss allowances of $8.8 million associated with the collateral dependent loans. Loans totaling $24.8 million were written down to fair value of $19.3 million at December 31, 2019 as a result of individual credit loss allowances of $5.5 million associated with the collateral dependent loans.

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

Other real estate owned (“OREO”) is adjusted to fair value upon acquisition of the real estate collateral. Subsequently, OREO is carried at the lower of carrying value or fair value. The estimated fair value for OREO included in Level 3 is determined by independent market based appraisals and other available market information, less costs to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to initial recognition, the Company records the OREO as a nonrecurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	June 30, 2020		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Other equity securities	$68,853	$68,853	$-	$68,853	$-
Loans, net of allowance	10,179,562	10,327,479	-	-	10,327,479
Other assets (1)	125,477	125,477	-	125,477	-

Financial liabilities:
Time deposits	$2,166,695	$2,194,176	$-	$2,194,176	$-
Securities sold under retail repurchase agreements and
federal funds purchased	988,605	988,722	-	988,722	-
Advances from FHLB	451,844	467,759	-	467,759	-
Subordinated debentures	230,301	231,114	-	-	231,114

(1) Includes bank owned life insurance products.

			Fair Value Measurements
	December 31, 2019		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Other equity securities	$51,803	$51,803	$-	$51,803	$-
Loans, net of allowance	6,649,100	6,628,054	-	-	6,628,054
Other assets (1)	113,171	113,171	-	113,171	-

Financial liabilities:
Time deposits	$1,542,322	$1,547,116	$-	$1,547,116	$-
Securities sold under retail repurchase agreements and
federal funds purchased	213,605	213,605	-	213,605	-
Advances from FHLB	513,777	520,729	-	520,729	-
Subordinated debentures	209,406	200,864	-	-	200,864

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions is related to this segment. Beginning on April 1, 2020, the Community Banking segment includes the impact from the Revere acquisition. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles were $1.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and were $1.7 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.

The Insurance segment is conducted through Sandy Spring Insurance, a subsidiary of the Bank. Sandy Spring Insurance operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel, occupancy, support charges and other expenses. Non-cash charges associated with amortization of intangibles were not significant for the three and six months ended June 30, 2020 and 2019.

The Investment Management segment is conducted through West Financial and RPJ, subsidiaries of the Bank. These asset management and financial planning firms, located in McLean, Virginia and Falls Church, Virginia, respectively, provide comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial and RPJ had approximately $2.9 billion in combined assets under management as of June 30, 2020. Major revenue sources include non-interest income earned on the above services. Expenses include personnel, occupancy, support charges and other expenses. Non-cash charges associated with amortization of intangibles were $0.7 million and $0.9 million for the three and six months ended June 30, 2020, and were not significant for the same periods in the prior year.

Information for the operating segments and reconciliation of the information to the Condensed Consolidated Financial Statements for the periods indicated is presented in the following tables:

	Three Months Ended June 30, 2020
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Management	Elimination	Total
Interest income	$114,929	$1	$-	$(3)	$114,927
Interest expense	13,416	-	-	(3)	13,413
Provision for credit losses	58,686	-	-	-	58,686
Non-interest income	19,253	1,198	2,693	(220)	22,924
Non-interest expense	82,410	1,275	1,973	(220)	85,438
Income/ (loss) before income taxes	(20,330)	(76)	720	-	(19,686)
Income tax expense/ (benefit)	(5,517)	(21)	190	-	(5,348)
Net income/ (loss)	$(14,813)	$(55)	$530	$-	$(14,338)

Assets	$13,281,483	$10,537	$55,319	$(56,892)	$13,290,447

	Three Months Ended June 30, 2019
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Management	Elimination	Total
Interest income	$87,214	$1	$3	$(4)	$87,214
Interest expense	21,033	-	-	(4)	21,029
Provision for credit losses	1,633	-	-	-	1,633
Non-interest income	12,856	1,269	2,597	(166)	16,556
Non-interest expense	40,859	1,304	1,890	(166)	43,887
Income/ (loss) before income taxes	36,545	(34)	710	-	37,221
Income tax expense/ (benefit)	8,769	(8)	184	-	8,945
Net income/ (loss)	$27,776	$(26)	$526	$-	$28,276

Assets	$8,398,263	$11,552	$20,253	$(31,549)	$8,398,519

	Six Months Ended June 30, 2020
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Management	Elimination	Total
Interest income	$198,786	$4	$2	$(7)	$198,785
Interest expense	32,944	-	-	(7)	32,937
Provision for credit losses	83,155	-	-	-	83,155
Non-interest income	33,230	3,327	4,959	(424)	41,092
Non-interest expense	127,065	2,739	3,804	(424)	133,184
Income/ (loss) before income taxes	(11,148)	592	1,157	-	(9,399)
Income tax expense/ (benefit)	(5,516)	164	304	-	(5,048)
Net income/ (loss)	$(5,632)	$428	$853	$-	$(4,351)

Assets	$13,281,483	$10,537	$55,319	$(56,892)	$13,290,447

	Six Months Ended June 30, 2019
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Management	Elimination	Total
Interest income	$175,397	$2	$5	$(7)	$175,397
Interest expense	42,469	-	-	(7)	42,462
Provision for credit losses	1,505	-	-	-	1,505
Non-interest income	25,563	3,173	5,122	(333)	33,525
Non-interest expense	82,070	2,724	3,618	(333)	88,079
Income before income taxes	74,916	451	1,509	-	76,876
Income tax expense	17,762	127	394	-	18,283
Net income	$57,154	$324	$1,115	$-	$58,593

Assets	$8,398,263	$11,552	$20,253	$(31,549)	$8,398,519

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At June 30, 2020, the Company had $13.3 billion in assets which increased during the current quarter by approximately $4.4 billion. The April 1, 2020 acquisition of Revere Bank (“Revere”) was responsible for $2.8 billion of this growth and participation in the Paycheck Protection Program (“PPP” or “PPP program”) was responsible for an additional $1.1 billion in asset growth. The Company, which began operating in 1988, is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve").

The Bank traces its origin to 1868, making it among the oldest institutions in the region. Independent and community-oriented, Sandy Spring Bank offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. Through its subsidiaries, Sandy Spring Insurance Corporation, West Financial Services, Inc. and Rembert Pendleton and Jackson (”RPJ”), Sandy Spring Bank also offers a variety of comprehensive insurance and wealth management services. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Beginning in 2018, the Company has completed a series of strategic acquisitions in its market area. The Company completed the acquisition of Revere, headquartered in Rockville, Maryland on April 1, 2020 (“Acquisition Date”). The acquisition resulted in the addition of 11 banking offices and more than $2.8 billion in assets as of the Acquisition Date. At the Acquisition Date, Revere had loans of $2.5 billion and deposits of $2.3 billion. The all-stock transaction resulted in the issuance of 12.8 million common shares and was valued at approximately $293 million. In addition, on February 1, 2020 the Company acquired RPJ, a wealth advisory firm located in Falls Church, Virginia with approximately $1.5 billion in assets under management on the date the acquisition closed. During 2018, the Company completed the acquisition of WashingtonFirst Bankshares, Inc., the parent company for WashingtonFirst Bank (collectively referred to as “WashingtonFirst”). At the date of acquisition, WashingtonFirst had more than $2.1 billion in assets, loans of $1.7 billion and deposits of $1.6 billion. The all-stock transaction resulted in the issuance of 11.4 million common shares valued at approximately $447 million.

The results of operations from the Revere and RPJ acquisitions have been included in the consolidated results of operations from the date of the acquisitions. As a result of the growth, the statement of condition, interest and non-interest income and expense increased from the prior year’s quarter. Cost savings from the synergies resulting from the combination of the institutions are expected to be realized throughout 2020 and into 2021.

Current State and Response

The widespread outbreak of the novel coronavirus ("COVID-19" or “pandemic”) late in the first quarter of 2020 has profoundly affected, and will likely continue to adversely affect, the Company’s business, financial condition, and results of operations. This pandemic has resulted in negative impacts on economic and commercial activity and financial markets, both globally and within the United States. Within our market area, the governors of Maryland and Virginia and the mayor of the District of Columbia have issued directives that, among other things, advised residents to restrict their activities outside the home and permit them to conduct or participate in certain activities while observing specific guidelines and behaviors. Non-essential businesses continue to observe and modify their activities and behaviors to remain in compliance with the governmental directives while concurrently providing consumers with goods and services. These restrictions – and similar directives imposed across the United States to restrict the spread of COVID-19 – have resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and layoffs and furloughs. Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may cause additional harm to our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve during the first fiscal quarter of 2020, have a negative impact on our results, as we have certain assets and liabilities that are sensitive to changes in interest rates. Management continually monitors developments, evaluates strategic and tactical initiatives and solutions and allocates the necessary resources to mitigate the negative impact of this significant market disruption caused by the pandemic. For a description of the potential impacts of COVID-19 on the Company, see “Item 1A-Risk Factors.”

As an essential business, the Company has implemented business continuity plans and continues to provide financial services to clients. In response to COVID-19, the Company began implementing its business continuity plan in early March, which led to the implementation of numerous actions to address the health and safety of employees and clients and to assist clients that have been impacted by the pandemic. A substantial majority of non-branch employees continue to work remotely and clients are served at branches primarily through drive-thru facilities and limited lobby access. As area jurisdictions relax their stay at home orders, the Company is cautiously executing the first phase of its return to work plan.

The Company processed and approved over 5,100 PPP loans for a total of $1.1 billion at June 30, 2020 to assist borrowers in maintaining their payroll of an estimated 112,000 employees and cover applicable overhead. The Company funded the PPP loans with borrowings through the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”). Loans under the PPP have an interest rate of 1.00% while the borrowings under the PPPLF bear interest at a rate of 0.35%. The Company received processing fees of approximately $34 million from the SBA that will be recognized over the life of the PPP loans.

As a further relief to qualified commercial, mortgage and consumer loan customers, the Company developed guidelines to provide for deferment of certain loan payments up to 180 days. From March through June 30, 2020, the Company granted approvals for payment modifications/deferrals on over 2,400 loans with an aggregate balance of $2.0 billion of which more than 1,500 loans with an aggregate balance of $1.5 billion were still in deferral as of June 30, 2020.

The Company made the decision to waive certain transaction fees, penalties on early certificate of deposit withdrawals and eliminate specific processing fees for business clients to ease their financial burden during the COVID-19 pandemic.

Current Quarter Financial Overview

As a result of a combination of merger and acquisition expense, the impact of the current economic forecast in the determination of the allowance for credit losses and the additional provision for credit losses associated with the acquisition of Revere, the Company recorded a $14.3 million net loss ($0.31 per share). The 2020 second quarter’s result compares to net income of $28.3 million ($0.79 per diluted share) for the second quarter of 2019 and $10.0 million ($0.28 per diluted share) for the first quarter of 2020.

Operating earnings on an after-tax basis for the current quarter, which exclude the impact of merger and acquisition expense, the provision for credit losses and the effects from the PPP program, were $42.0 million ($0.88 per diluted share), a 42% increase, compared to $29.5 million ($0.82 per diluted share) for the quarter ended June 30, 2019.

The current quarter’s results included $22.5 million for merger and acquisition expense related to the Revere acquisition. Additionally, earnings for the second quarter were negatively impacted by a $58.7 million provision for credit losses. Of this amount, approximately $33.8 million was related to the change in the current quarter’s economic forecast. In addition, as required by generally accepted accounting principles (“GAAP”), the initial allowance for credit losses on Revere’s acquired non-purchased credit deteriorated loans (“non-PCD” or “non-PCD loans”) was recognized through provision for credit losses in the amount of $17.5 million. Comparatively, the provision for credit losses for the first quarter of 2020 was $24.5 million. The Company’s participation in the PPP program and the associated funding program had a net positive impact of $4.1 million, net of tax, in the current quarter.

The second quarter’s results reflect the following events:

• Total assets at June 30, 2020, grew 58% to $13.3 billion compared to June 30, 2019, as a result of the Revere acquisition and participation in the PPP. Loans and deposits also each grew by 58%. Revere’s loans and deposits on the Acquisition Date were $2.5 billion and $2.3 billion, respectively. Additionally, the Company’s participation in the PPP resulted in the addition of $1.1 billion in commercial business loans during the second quarter of 2020.

• The net interest margin for the second quarter of 2020 was 3.47%, compared to 3.54% for the second quarter of 2019 and 3.29% for the first quarter of 2020. Excluding the impact of the amortization of the fair value marks derived from acquisitions, the current quarter’s net interest margin would have been 3.19%, compared to 3.49%

for the second quarter of 2019 and 3.27% for the first quarter of 2020.

• The provision for credit losses of $58.7 million for the second quarter reflected the change in economic forecast for the current quarter, resulting in an addition of $33.8 million, and the $17.5 million initial provision for credit losses on the acquired Revere non-PCD loans.

• Non-interest income increased 38% from the prior year quarter, driven by income from mortgage banking activities, which benefited from higher refinance activity, and growth in wealth management income as a result of the acquisition of RPJ in the first quarter of 2020.

• Non-interest expense grew 95% or $41.6 million from the prior year quarter. Excluding the impact of merger and acquisition expense and early prepayment of acquired FHLB advances, the year-over-year growth rate of in non-interest expense would have been 27%.

• Tangible book value per share declined by 4% to $20.61 at June 30, 2020 compared to $21.54 at June 30, 2019. During this period, the Company recorded additional goodwill and intangible assets in connection with the acquisitions of Revere and RPJ and, prior to the current quarter, repurchased $50 million of common stock.

Summary of Second Quarter Results

Balance Sheet and Credit Quality

Total assets grew 58% to $13.3 billion at June 30, 2020, as compared to $8.4 billion at June 30, 2019, primarily as a result of the acquisition of Revere during the current quarter. In addition, the Company’s participation in the PPP program had a further positive impact on the asset growth year-over-year. During this period, total loans grew by 58% to $10.3 billion at June 30, 2020, compared to $6.6 billion at June 30, 2019. Excluding PPP loans, total loans grew 42% to $9.3 billion at June 30, 2020. Commercial loans, excluding PPP loans, grew 58% or $2.7 billion while the remainder of the total loan portfolio grew 2%. The majority of the commercial loan growth was driven by the acquisition of Revere. The year-over-year decline in the mortgage loan portfolio resulted from mortgage loan refinance activity, driven by the low interest rate environment and the continued sale of the majority of new mortgage loan production. Consumer loans grew 14% due to the Revere acquisition. However, organic consumer loans experienced a 10% decline as borrowers eliminated their home equity borrowings through the refinancing of their associated mortgage loans. The investment portfolio grew to $1.4 billion at June 30, 2020 from $955.7 million at June 30, 2019 and remained level at 11% of total assets. The Company’s liquidity position continued to remain strong as a result of its operational cash flows, in addition to the available borrowing lines with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve Bank and other sources, and the size and composition of the available-for-sale investment portfolio. Deposit growth was 58% from June 30, 2020 to June 30, 2019, as noninterest-bearing deposits experienced growth of 70% and interest-bearing deposits grew 52%. This growth was driven by the combination of the Revere acquisition and the PPP program, as loan funds were placed into customer deposit accounts at the Bank. Stockholders’ equity grew 24% to $1.4 billion compared to June 30, 2019 due to the equity issuance associated with the Revere acquisition in addition to net earnings over the preceding twelve months. This growth occurred even as the Company repurchased $50 million in common stock and increased the dividend 7% during this period.

Tangible common equity increased to $968.6 million at June 30, 2020, compared to $767.0 million at June 30, 2019, as a result of the equity issuance associated with the Revere acquisition. The year-over-year change in tangible common equity also reflects the effects of the repurchase of $50 million of common stock, an increase in dividends beginning in the second quarter of 2019 and the increase in intangible assets and goodwill associated with the two acquisitions during the past twelve months. At June 30, 2020, the Company had a total risk-based capital ratio of 13.79%, a common equity tier 1 risk-based capital ratio of 10.23%, a tier 1 risk-based capital ratio of 10.23% and a tier 1 leverage ratio of 8.35%.

The level of non-performing loans to total loans increased to 0.77% at June 30, 2020, compared to 0.58% at June 30, 2019, and 0.80% at March 31, 2020. At June 30, 2020, non-performing loans totaled $79.9 million, compared to $37.7 million at June 30, 2019, and $54.0 million at March 31, 2020. Non-performing loans include accruing loans 90 days or more past due and restructured loans. The year-over-year growth in non-performing loans was driven by three major components: loans placed in non-accrual status, acquired Revere non-accrual loans, and loans previously accounted for as purchased credit impaired loans that have been designated as non-accrual loans as a result of the Company’s adoption of the accounting standard for expected credit losses at the beginning of the year. Loans placed on non-accrual during the current quarter amounted to $27.3 million compared to $3.4 million for the prior year quarter and $2.4 million for the first quarter of 2020. Acquired Revere non-accrual loans were $11.3 million. Excluding the impact of the acquisition of Revere, the current quarter’s growth in non-accrual loans was primarily the result of three large relationships, none of which was the result of the COVID-19 pandemic.

The Company recorded net recoveries of $0.4 million for the second quarter of 2020 as compared to net charge-offs of $0.7 million and $0.5 million for the second quarter of 2019 and the first quarter of 2020, respectively.

The allowance for credit losses was $163.5 million or 1.58% of outstanding loans and 205% of non-performing loans at June 30, 2020, compared to $85.8 million or 1.28% of outstanding loans and 159% of non-performing loans at March 31, 2020. The acquisition of Revere’s PCD loans resulted in an increase to the allowance for credit losses of $18.6 million, which did not affect the current quarter’s provision expense. The remaining growth in the allowance was attributable to the provision for credit losses during the current quarter.

Quarterly Results of Operations

Net interest income for the second quarter of 2020 increased 53% compared to the second quarter of 2019, due to the acquisition of Revere. The PPP program and its associated funding contributed a net of $5.5 million to net interest income for the quarter. The net interest margin declined to 3.47% for the second quarter of 2020 compared to 3.54% for the second quarter of 2019. Excluding the net $8.3 million impact of the amortization of the fair value marks derived from acquisitions, the net interest margin would have been 3.19%. Included in the current quarter is the accelerated amortization of the $5.8 million purchase premium on FHLB advances as a result of the prepayment of those borrowings. The effect of the accelerated amortization accounts for approximately 20 basis points in the current quarter’s net interest margin.

The provision for credit losses was $58.7 million for the second quarter of 2020, compared to $1.7 million for the second quarter of 2019 and $24.5 million for the first quarter of 2020. The provision for credit losses during the quarter reflects the results of the impact of economic developments during the quarter ($33.8 million), the initial allowance required on non-purchased credit deteriorated loans ($17.5 million) and various qualitative adjustments to the allowance ($3.6 million). The change in the portfolio mix adjustments resulted in the remainder of provision increase for the period.

Non-interest income increased $6.4 million or 38% from the prior year quarter. Income from mortgage banking activities increased $5.2 million as a result of a high level of refinancing activity, while wealth management income increased $2.1 million as a result of the first quarter acquisition of RPJ. This growth more than compensated for the $1.4 million of the combined decline in service and bank card fees as compared to the prior year quarter as a result the decline in consumer activity and the decision to waive certain transaction fees to ease the burden of the pandemic on customers.

Non-interest expense grew 95% or $41.6 million from the prior year quarter. Merger and acquisition expense accounted for $22.5 million of the growth of non-interest expense. The non-interest expense growth also included $5.9 million in prepayment penalties from the liquidation of the acquired FHLB advances. Excluding the impact of these non-core expenses, the year-over-year growth rate would have been 27% as a result of the operational cost of the Revere and RPJ acquisitions, increased compensation expense related to the high level of mortgage loan originations and annual employee merit increases.

The GAAP efficiency ratio in the second quarter of 2020 was 68.66% compared to 53.04% for the second quarter of 2019, as non-interest expense increased due to merger and acquisition expense and the previously mentioned prepayment penalties on FHLB advances. The non-GAAP efficiency ratio was 43.85% for the current quarter as compared to 51.71% for the second quarter of 2019 and 54.76% for the first quarter of 2020. The decrease in the efficiency ratio (reflecting greater efficiency) from the second quarter of last year to the current year was the result of the rate of growth in non-GAAP revenue, at 50%, outpacing the non-GAAP non-interest expense growth of 27%.

Acquisition of Revere Bank

Revere was acquired on April 1, 2020 and had assets of $2.8 billion, loans of $2.5 billion and deposits of $2.3 billion. This acquisition resulted in the growth of the balance sheet, interest and non-interest income and expense from the prior year’s quarter. The Company identified $974.8 million of acquired loans that were classified as purchased credit deteriorated loans (“PCD” or “PCD loans”). An initial allowance for credit losses of $18.6 million was recorded through a gross up adjustment to fair values of PCD loans. A fair value premium related to other factors totaled $4.5 million and will amortize to interest income over the remaining life of each loan. As a result of these fair value marks, total fair value of PCD loans as of the Acquisition Date was $960.7 million. Of the PCD loans, $11.3 million were non-accruing at the time of acquisition. Refer to Note 1 for more details on factors considered in the PCD assessment. The amount of PCD loans was directly attributable to the current market conditions in the economy. Acquired loans that had not experienced a more-than-insignificant credit deterioration since origination totaled $1.5 billion. The Company recorded a net fair value premium of $2.1 million on non-PCD loans, which will amortize to interest income over the remaining life of each loan. In addition, the acquired assets included a core deposit intangible asset valued at approximately $18.4 million. The determination of the fair value of interest-bearing liabilities resulted in a $20.8 million premium. The provisional amount of goodwill recognized as of the Acquisition Date was approximately $0.8 million.

The change in estimated goodwill from the time of announcement to the Acquisition Date is presented in the following table:

(In thousands)	Amount
Preliminary goodwill at transaction announcement	$157,344
Changes in consideration paid due to:
Change in Sandy Spring share price	(151,614)
Change in Revere shares	1,123
Change in fair value of Revere options	(7,863)
Cash paid for fractional shares	11
Net change in consideration paid	(158,343)

Changes in fair value of assets acquired due to:
Cash and cash equivalents	(140,126)
Investments available-for-sale	(1,944)
Loans	139,873
Fair value of loans	2,656
Net change in loans	142,529
Core deposit intangible asset	(4,370)
Other assets	11,951
Net change in assets	8,040

Changes in fair value of liabilities assumed due to:
Deposits	(29,739)
Fair value of deposits	13,742
Net change in deposits	(15,997)
Advances from FHLB	19,973
Fair value of advances from FHLB	2,820
Net change in advances from FHLB	22,793
Fair value of subordinated debt	449
Other liabilities	2,633
Net change in liabilities	9,878

Net change in fair value of assets acquired and liabilities assumed	(1,838)
Net change in preliminary goodwill	(156,505)
Provisional goodwill at transaction closing	$839

Results of Operations

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

For the six months ended June 30, 2020, the Company recorded a $4.4 million net loss ($0.11 per share) as a result of the combination of merger and acquisition expense, the impact of the current economic forecast in the determination of the allowance for credit losses and the additional provision for credit losses associated with the Revere acquisition. The year-to-date 2020 result compares to net income of $58.6 million ($1.63 per diluted share) for the first six months of 2019.

The year-to-date pre-tax results included $23.9 million for merger and acquisition expense related to the 2020 acquisitions. Additionally, earnings were negatively impacted by an $83.2 million provision for credit losses. Of this amount, approximately $53.8 million was related to changes in the economic forecast during the first six months of 2020. In addition, as required by GAAP, the initial allowance for credit losses on Revere’s acquired non-purchased credit deteriorated loans was recognized through provision for credit losses in the amount of $17.5 million. The Company’s participation in the PPP and the associated funding program had a net positive impact of $5.5 million, year-to-date.

Operating earnings on an after-tax basis for the six months ended June 30, 2020, which exclude the impact of merger and acquisition expense, the provision for credit losses and the effects from the PPP program, were $71.3 million ($1.73 per diluted share), compared to $59.7 million ($1.66 per diluted share) for the six months ended June 30, 2019.

Net Interest Income

Net interest income for the first six months of 2020 was $165.8 million compared to $132.9 million for the first six months of 2019. On a tax-equivalent basis, net interest income for the first six months of 2020 was $168.3 million compared to $135.4 million for the first six months of 2019, a 24% increase driven primarily by the Revere acquisition. The growth in net interest income benefited from $8.7 million in net amortization of the fair value marks derived from acquisitions. The fair value marks resulted in a reduction in interest income of $0.1 million and a reduction of interest expense of $8.8 million. The majority of the decrease in interest expense was due to the impact of the $5.8 million in the accelerated premium amortization from the prepayment of the acquired FHLB advances. In addition to the impact of the amortization of the fair value marks on net interest income for the six months ended June 30, 2020, the PPP program generated interest income, net of its associated funding cost, of $5.5 million. Overall, year-to-date, interest income increased 13% while interest expense decreased 22%.

The following tables provide an analysis of net interest income performance that reflects a net interest margin that has declined to 3.39% for the first six months of 2020 compared to 3.58% for the first six months of 2019. Included in the current period is the accelerated amortization of the $5.8 million purchase premium on FHLB advances as a result of the prepayment of those borrowings. The positive effect of this accelerated amortization accounts for a 10 basis point benefit in the net interest margin for the six months ended June 30, 2020. Additionally, year-over-year, the average yield on earning assets declined 64 basis points while the average rate paid on interest-bearing liabilities declined 66 basis points resulting in margin compression. The current margin reflects the positive impact from the inclusion of the net $8.7 million amortization of the fair value marks derived from acquisitions. The exclusion of the impact of amortization of fair value marks and the net impact of the PPP program would have resulted in a net interest margin of 3.22%.

Consolidated Average Balances, Yields and Rates

	Six Months Ended June 30,
	2020			2019
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets:
Residential mortgage loans	$1,174,176	$22,000	3.75%	$1,237,241	$23,759	3.84%
Residential construction loans	154,122	3,252	4.24	181,864	3,836	4.25
Total mortgage loans	1,328,298	25,252	3.80	1,419,105	27,595	3.89
Commercial AD&C loans	814,372	19,215	4.74	681,271	20,148	5.96
Commercial investor real estate loans	2,825,672	63,691	4.53	1,962,799	50,086	5.15
Commercial owner occupied real estate loans	1,483,465	35,000	4.74	1,211,737	29,226	4.86
Commercial business loans	1,359,199	29,603	4.38	768,390	21,129	5.55
Total commercial loans	6,482,708	147,509	4.58	4,624,197	120,589	5.26
Consumer loans	520,524	10,497	4.06	510,411	12,665	5.00
Total loans (2)	8,331,530	183,258	4.42	6,553,713	160,849	4.94
Loans held for sale	44,171	696	3.15	27,537	573	4.17
Taxable securities	1,068,549	13,367	2.50	756,613	11,665	3.09
Tax-exempt securities (3)	220,286	3,561	3.23	231,161	4,132	3.57
Total investment securities (4)	1,288,835	16,928	2.63	987,774	15,797	3.20
Interest-bearing deposits with banks	293,001	335	0.23	53,543	622	2.34
Federal funds sold	338	1	0.53	624	6	1.97
Total interest-earning assets	9,957,875	201,218	4.06	7,623,191	177,847	4.70
Less: allowance for credit losses	(90,412)			(53,081)
Cash and due from banks	125,805			64,264
Premises and equipment, net	59,445			61,294
Other assets	747,127			580,933
Total assets	$10,799,840			$8,276,601

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$953,951	1,154	0.24%	$725,816	760	0.21%
Regular savings deposits	349,155	146	0.08	332,138	211	0.13
Money market savings deposits	2,369,566	8,046	0.68	1,674,608	12,896	1.55
Time deposits	1,949,039	16,456	1.70	1,625,469	16,759	2.08
Total interest-bearing deposits	5,621,711	25,802	0.92	4,358,031	30,626	1.42
Other borrowings	475,386	1,180	0.50	164,043	688	0.85
Advances from FHLB	653,878	1,022	0.32	773,856	10,167	2.65
Subordinated debentures	218,508	4,933	4.52	37,394	981	5.25
Total borrowings	1,347,772	7,135	1.07	975,293	11,836	2.45
Total interest-bearing liabilities	6,969,483	32,937	0.95	5,333,324	42,462	1.61
Noninterest-bearing demand deposits	2,402,225			1,740,076
Other liabilities	167,834			116,945
Stockholders' equity	1,260,298			1,086,256
Total liabilities and stockholders' equity	$10,799,840			$8,276,601

Net interest income and spread		168,281	3.11%		135,385	3.09%
Less: tax-equivalent adjustment		2,433			2,450
Net interest income		$165,848			$132,935

Interest income/earning assets			4.06%			4.70%
Interest expense/earning assets			0.67			1.12
Net interest margin			3.39%			3.58%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.45% for both 2020 and 2019. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $2.4 million and $2.5 million in 2020 and 2019, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes investments that are exempt from federal and state taxes.
(4) Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2020 vs. 2019			2019 vs. 2018
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Residential mortgage loans	$(1,759)	$(1,205)	$(554)	$3,964	$3,075	$889
Residential construction loans	(584)	(575)	(9)	(207)	(540)	333
Commercial AD&C loans	(933)	3,581	(4,514)	3,741	2,995	746
Commercial investor real estate loans	13,605	20,181	(6,576)	3,997	150	3,847
Commercial owner occupied real estate loans	5,774	6,504	(730)	4,659	3,566	1,093
Commercial business loans	8,474	13,668	(5,194)	4,273	2,857	1,416
Consumer loans	(2,168)	248	(2,416)	1,366	(536)	1,902
Loans held for sale	123	287	(164)	(74)	(65)	(9)
Taxable securities	1,702	4,198	(2,496)	1,116	(66)	1,182
Tax exempt securities	(571)	(188)	(383)	(1,088)	(1,131)	43
Interest-bearing deposits with banks	(287)	696	(983)	(249)	(514)	265
Federal funds sold	(5)	(2)	(3)	(14)	(20)	6
Total interest income	23,371	47,393	(24,022)	21,484	9,771	11,713

Interest expense on funding of earning assets:
Interest-bearing demand deposits	394	271	123	334	(10)	344
Regular savings deposits	(65)	12	(77)	(184)	(70)	(114)
Money market savings deposits	(4,850)	4,098	(8,948)	5,198	1,214	3,984
Time deposits	(303)	3,045	(3,348)	9,468	2,915	6,553
Other borrowings	492	874	(382)	472	33	439
Advances from FHLB	(9,145)	(1,371)	(7,774)	(249)	(3,195)	2,946
Subordinated debentures	3,952	4,106	(154)	31	(4)	35
Total interest expense	(9,525)	11,035	(20,560)	15,070	883	14,187
Net interest income	$32,896	$36,358	$(3,462)	$6,414	$8,888	$(2,474)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income increased 13% for the first six months of 2020 compared to the prior year period. During this period, the yield on interest-earning assets decreased 64 basis points to 4.06%. The previous tables reflect that the increase in interest income has been driven predominantly by the 31% growth in average interest-earning assets as a result of the Revere acquisition and to a lesser extent, the loans associated with the PPP program. The income growth has occurred despite the overall decline in the associated interest rates over the previous twelve months driven by concerns over slowing growth and the impact of the pandemic.

During the first six months of 2020 the average loans outstanding increased 27% compared to the first six months of 2019. Essentially all the growth in the loan portfolio occurred due to the 40% increase in all categories of the commercial loan portfolio, with notable increases in investor real estate loans (44%) and commercial business loans (77%). Consumer loans remained level and the residential mortgage portfolio declined 6% during the same time period. The decrease in average residential mortgages was the direct result of the increased refinancing activity due to the decline in interest rates coupled with the continued sale of the majority of new originations. Compared to the prior year, the yield on average loans decreased 52 basis points. The average yield on total investment securities decreased 57 basis points as the average balance of the portfolio increased 30% for the first six months of 2020 compared to the first six months of 2019. This resulted in 7% growth in interest income from investment securities. Composition of the average investment portfolio shifted to 83% in taxable securities in the current period as compared to 77% for the prior year period. During the same period, the average yield for taxable securities decreased 59 basis points versus the average yield on tax-exempt securities, which decreased 34 basis points. The PPP program had a two basis point negative impact on the yield on interest-earning assets.

Interest Expense

For the first six months of 2020 interest expense decreased $9.5 million or 22% compared to the first six months of 2019. A significant portion of the decrease in interest expense was due to impact of the $5.8 million in the accelerated amortization of the fair value premium from the prepayment of the acquired FHLB advances. The fair value premium amortization on time deposits was responsible for an additional $2.8 million reduction in interest expense for the first six months of 2020. Excluding these items, interest expense decreased 2% compared to the prior year period, driven primarily by the decrease in interest expense on money market accounts as market rates have experienced a decline from the prior year. The cost of interest-bearing deposits, including the fair value amortization on time deposits, declined 50 basis points for the first six months of 2020 compared to the first six months of 2019. The 87 basis point decline in money market rates during this time period, in addition to the fair value amortization on time deposits, were the drivers in the decline in the total average rate paid on interest-bearing deposits. The exclusion of the amortization of the time deposit premium would result in a decline of 39 basis points in the average rate paid on interest-bearing deposits compared to the prior year. The time deposit amortization adjustment benefited the net interest margin by five basis points for the first six months of 2020.

The other significant portion of the decrease in interest expense, as previously discussed, was the $5.8 million the accelerated amortization from the prepayment of the acquired FHLB advances. The effect of the accelerated amortization accounts for a further 10 basis point benefit to the net interest margin for the first six months of 2020. The impact of the amortization of the fair value marks was a 25 basis point reduction in the rate paid on interest-bearing liabilities.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2020/2019	2020/2019
(Dollars in thousands)	2020	2019	$ Change	% Change
Securities gains	$381	$5	$376	n/m %
Service charges on deposit accounts	3,476	4,749	(1,273)	(26.8)
Mortgage banking activities	11,459	6,133	5,326	86.8
Wealth management income	14,570	10,775	3,795	35.2
Insurance agency commissions	3,317	3,165	152	4.8
Income from bank owned life insurance	1,454	1,843	(389)	(21.1)
Bank card fees	2,577	2,719	(142)	(5.2)
Other income	3,858	4,136	(278)	(6.7)
Total non-interest income	$41,092	$33,525	$7,567	22.6

Total non-interest income increased $7.6 million or 23% for the first six months of 2020 to $41.1 million. The current period included $0.4 million in securities gains, while the prior year period included life insurance mortality proceeds of $0.6 million. Excluding the items, non-interest income increased 24% from the prior year. This increase was driven primarily by income from mortgage banking activities, which increased $5.3 million and to a lesser degree, wealth management income, which increased $3.8 million. These increases more than offset declines in deposit and bank card fees. Further detail by type of non-interest income follows:

• Service charges on deposit accounts decreased 27% in the first six months of 2020, compared to the first six months of 2019 due to the decline in consumer activity and the decision to waive certain transaction fees to ease the burden on customers.

• Income from mortgage banking activities increased 87% in the first six months of 2020, compared to the first six months of 2019. Origination volume as a result of refinancing activity, was responsible for the growth in mortgage banking income for the first six months of 2020. Sales of originated mortgage loans rose 94% during the current period compared to the same period for 2019.

• Wealth management income, comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiaries, increased 35% for the first six months of 2020 compared to the same period of the prior year. This $3.8 million growth was the direct result of the acquisition of RPJ on February 1 of the current year. Trust services fees increased 13% for the first six months of 2020 compared to the prior year period as a result of post-mortem estate management fees earned in the first quarter of 2020. Overall total assets under management increased to $4.5 billion at June 30, 2020 compared to $3.2 billion at June 30, 2019, primarily as a result of the RPJ acquisition.

• Insurance agency commissions increased 5% for the first six months of 2020 as compared to the first six months of 2019, driven by an increase in contingent fee income compared to the prior year.

• Bank-owned life insurance income decreased 21% for the first six months of 2020 as compared to the first six months of 2019, due primarily to the decline in insurance mortality proceeds compared to the prior year.

• Bank card fee income declined 5% during the first six months of 2020, compared to the first six months of 2019, as a result of diminished consumer transaction volume.

• Other non-interest income decreased by 7% during the first six months of 2020, compared to the first six months of 2019 as a result of a decline in miscellaneous income.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2020/2019	2020/2019
(Dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$62,350	$51,465	$10,885	21.2%
Occupancy expense of premises	10,572	9,991	581	5.8
Equipment expense	5,970	5,288	682	12.9
Marketing	1,918	1,830	88	4.8
Outside data services	3,751	3,740	11	0.3
FDIC insurance	1,860	2,220	(360)	(16.2)
Amortization of intangible assets	2,598	974	1,624	166.7
Merger and acquisition expense	23,908	-	23,908	n/m
Professional fees and services	3,666	2,879	787	27.3
Other expenses	16,591	9,692	6,899	71.2
Total non-interest expense	$133,184	$88,079	$45,105	51.2

Non-interest expense increased 51% to $133.2 million in the first six months of 2020 compared to $88.1 million for first six months of 2019. This $45.1 million increase resulted from the following primary causes:

• Merger and acquisition expense of $23.9 million from the Revere and RPJ acquisitions;

• Increased incentive and merit compensation costs and the incremental operating costs resulting from the acquisitions; and

• Prepayment penalties of $5.9 million resulting from the liquidation of acquired FHLB advances.

Excluding merger and acquisition expense and the impact of the prepayment penalties from 2020, non-interest expense increased 17% over the prior year period. Further detail by category of non-interest expense follows:

• Salaries and employee benefits, the largest component of non-interest expense, increased 21% or $10.9 million in the first six months of 2020. Regular salaries represented $7.4 million of this increase, which was the result of the initial staffing cost associated with the 2020 acquisitions. The remainder of the increase was the result of incentives as a result of significantly increased mortgage loan production and bonus/overtime compensation earned as part of the implementation of the PPP program. As a result of the acquisitions, the average number of full-time equivalent employees increased to 1,163 in the first six months of 2020 compared to 920 in the first six months of 2019.

• Combined occupancy and equipment expenses increased 8% compared to the prior year as a result of increased cost associated with the additional branches and business offices from Revere.

• Outside data services and marketing expense reflected modest amount increases.

• FDIC insurance experienced a 16% decrease as a result of the additional capital contribution from the Company to the Bank associated with the Company’s issuance of subordinated debt late in 2019.

• Amortization of intangible assets increased primarily as a result of the amortization expense from the core deposit intangible asset recognized in the Revere transaction and to a lesser degree, the amortization of intangibles acquired from the RPJ acquisition.

• Professional fees and services grew 27% from the prior year as a result of costs associated with lending activity.

• Other expenses increased $6.8 million, primarily due to the $5.9 million in prepayment penalties incurred in the liquidation of acquired FHLB advances from Revere. The impact of penalties was offset by the accelerated amortization of the fair value marks on these borrowings and is reflected in the net interest income.

Income Taxes

The Company had an income tax benefit of $5.0 million in the first six months of 2020, compared to income tax expense of $18.3 million in the first six months of 2019 as a result of the impact of operations on pre-tax earnings. The resulting effective tax rates was a benefit rate of 53.7% for the first six months of 2020 compared to a tax rate of 23.8% for the first six months of 2019. The effective tax rate for the six months ended June 30, 2020 was the result of the impact of the amount of tax-advantaged income in proportion to the net loss before taxes as compared to the prior year period. Additionally, recent changes to tax laws expand the time permitted to utilize previous net operating losses. The Company applied this change to the 2018 acquisition of WashingtonFirst to realize a tax benefit of $1.8 million for the current year.

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

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes merger and acquisition expense, the amortization of intangibles, and other non-recurring expenses, such as early prepayment penalties on FHLB advances. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income/ (Loss). The GAAP efficiency ratio for the first six months of 2020 was 64.36% compared to 52.91% for the first six months of 2019, as non-interest expense increased due to merger and acquisition expense and the previously mentioned prepayment penalties on FHLB advances. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio was 48.21% in the first six months of 2020 compared to 51.57% for the first six months of 2019. The improvement in the current year’s non-GAAP efficiency ratio compared to the prior year was the result of the 24% rate of growth in non-GAAP revenue which outpaced the 16% growth in the non-GAAP non-interest expense.

In addition, the Company uses pre-tax, pre-provision adjusted for merger expenses as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding the provision for credit losses, merger and acquisition expense and the provision for income taxes back to net income. This metric increased by 25% in the first six months of 2020 compared to the first six months of 2019 due primarily to the acquisition driven increase in net interest income and increases in mortgage banking and wealth management income which offset the increase in non-interest expense.

GAAP and Non-GAAP Efficiency Ratios

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Pre-tax pre-provision pre-merger income:
Net income/ (loss)	$(4,351)	$58,593
Plus non-GAAP adjustments:
Merger expenses	23,908	-
Income tax expense/ (benefit)	(5,048)	18,283
Provision for credit losses	83,155	1,505
Pre-tax pre-provision pre-merger income	$97,664	$78,381

Efficiency ratio - GAAP basis:
Non-interest expense	$133,184	$88,079

Net interest income plus non-interest income	$206,940	$166,460

Efficiency ratio - GAAP basis	64.36%	52.91%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$133,184	$88,079
Less non-GAAP adjustments:
Amortization of intangible assets	2,598	974
Loss on FHLB redemption	5,928	-
Merger expenses	23,908	-
Non-interest expense - as adjusted	$100,750	$87,105

Net interest income plus non-interest income	$206,940	$166,460
Plus non-GAAP adjustment:
Tax-equivalent income	2,433	2,450
Less non-GAAP adjustment:
Securities gains	381	5
Net interest income plus non-interest income - as adjusted	$208,992	$168,905

Efficiency ratio - Non-GAAP basis	48.21%	51.57%

The Company has presented operating earnings, operating earnings per share, operating return on average assets, operating return on average tangible common equity and average tangible common equity to average tangible assets in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Operating earnings reflect net income exclusive of the provision for credit losses, merger and acquisition expense and the income and expense associated with the PPP program, in each case net of tax. Weighted-average diluted shares outstanding are adjusted to add back shares, and participating securities, which are excluded from GAAP weighted average diluted shares due to a net loss during the current year. Adjusted average assets represents average assets to exclude PPP loans outstanding. Average tangible stockholders’ equity represents average stockholders’ equity adjusted for average accumulated other comprehensive income/ (loss), average goodwill, and average intangible assets, net.

GAAP and Non-GAAP Performance Ratios

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Net income/ (loss) (GAAP)	$(4,351)	$58,593
Plus non-GAAP adjustments:
Provision for credit losses - net of tax	61,992	1,122
Merger and acquisition expense - net of tax	17,823	-
PPLF funding expense - net of tax	368	-
Less non-GAAP adjustment:
PPP interest income and deferred fees - net of tax	4,483	-
Operating earnings (non-GAAP)	$71,349	$59,715

Weighted-average shares outstanding - diluted (GAAP)	40,826,748	35,865,518
Shares antidilutive due to net loss	504,266	-
Weighted-average shares outstanding - diluted (non-GAAP)	41,331,014	35,865,518

Earnings/ (loss) per diluted share (GAAP)	$(0.11)	$1.63
Operating earnings per diluted share (non-GAAP)	$1.73	$1.66

Average assets (GAAP)	$10,799,840	$8,276,601
Average PPP loans	356,792	-
Adjusted average assets (non-GAAP)	$10,443,048	$8,276,601

Return on average assets (GAAP)	(0.08)%	1.43%
Operating return on adjusted average assets (non-GAAP)	1.37%	1.45%

Average assets (GAAP)	$10,799,840	$8,276,601
Average goodwill	(360,549)	(347,149)
Average other intangible assets, net	(22,074)	(9,367)
Average tangible assets (non-GAAP)	$10,417,217	$7,920,085

Average total stockholders' equity (GAAP)	$1,260,298	$1,086,256
Average accumulated other comprehensive (income)/ loss	(5,528)	11,285
Average goodwill	(360,549)	(347,149)
Average other intangible assets, net	(22,074)	(9,367)
Average tangible common equity (non-GAAP)	$872,147	$741,025

Return on average tangible common equity (GAAP)	(1.00)%	15.95%
Operating return on average tangible common equity (non-GAAP)	16.45%	16.25%

Average tangible common equity to average tangible assets (non-GAAP)	8.37%	9.36%

Results of Operations

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

For the second quarter of 2020 the Company realized a net loss of $14.3 million ($0.31 per share) compared to net income of $28.3 million ($0.79 per diluted share) for the second quarter of 2019. The loss was the result of the combination of merger and acquisition expense, the impact of the current economic forecast in the determination of the allowance for credit losses and the additional provision for credit losses associated with the acquisition of Revere, which closed on April 1, 2020.

The current quarter’s results included $22.5 million for merger and acquisition expense related to the Revere acquisition. Additionally, earnings for the second quarter were negatively impacted by a $58.7 million provision for credit losses. Of this amount, approximately $33.8 million was related to the change in the current quarter’s economic forecast. In addition, as required by GAAP, the initial allowance for credit losses on Revere’s acquired non-PCD loans was recognized through the provision for credit losses in the amount of $17.5 million. Comparatively, the provision for credit losses for the first quarter of 2020 was $24.5 million. The Company’s participation in the PPP and the associated funding program had a net positive impact of $4.1 million, net of tax, in the current quarter.

For the current quarter, operating earnings on an after-tax basis, which excludes the impact of merger and acquisition expense, the provision for credit losses and the effects from the PPP program, were $42.0 million ($0.88 per diluted share), compared to $29.5 million ($0.82 per diluted share) for the quarter ended June 30, 2019.

Net Interest Income

Net interest income for the second quarter of 2020, increased 53% to $101.5 million compared to $66.2 million for the second quarter of 2019. On a tax-equivalent basis, net interest income for the second quarter of 2020 was $102.8 million compared to $67.4 million for the second quarter of 2019. The increase in net interest income was the result of the Revere acquisition. Additionally, growth in net interest income benefited from $8.3 million in net amortization of the fair value marks, which resulted in an $8.6 million reduction in interest expense. The majority of the decrease in interest expense was due to the $5.8 million in the accelerated amortization from the prepayment of the acquired FHLB advances. The implementation of the PPP program during the current quarter generated interest income, net of its associated funding cost, of $5.5 million. Overall, year-to-date, interest income increased 32% while interest expense decreased 36%.

The net interest margin for the current quarter was 3.47%, compared to the net interest margin for the second quarter of 2019 of 3.54%. Compared to the prior year’s quarter, the yield on $11.9 billion of average interest-earning assets declined to 3.92% compared to 4.65% on average interest-earning assets of $7.6 billion for the prior year quarter. Excluding the net $8.3 million impact of the amortization of the fair value marks derived from acquisitions, the net interest margin would have been 3.19%. Included in the current quarter is the accelerated amortization of the $5.8 million purchase premium on FHLB advances as a result of the prepayment of those borrowings. The positive effect of the accelerated amortization accounts for approximately 20 basis points in the current quarter’s net interest margin. The remaining fair value marks and the impact of the PPP program were responsible for an additional eight basis points.

Average interest-earning assets increased by 56% and average interest-bearing liabilities increased by 58% in the second quarter of 2020 compared to the second quarter of 2019. Average noninterest-bearing deposits increased 67% in the second quarter of 2020 as compared to the same quarter of the prior year. The percentage of average noninterest-bearing deposits to total deposits increased to 31% in the current quarter compared to 29% in the second quarter of 2019. The primary cause of these increases was the acquisition of Revere during the quarter and, to a lesser extent, the PPP program and its impact on commercial loans and noninterest-bearing deposits. At June 30, 2020, total average loans comprised 83% of average interest-earning assets with an average yield of 4.32%, as compared to 86% of average interest-earning assets at June 30, 2019 with an average yield of 4.90%. The average yield on investment securities decreased to 2.54% for the quarter ended June 30, 2020, from 3.17% at June 30, 2019. The decline in the overall average yield on earnings assets was driven by downward movement of market interest rates. The impact of the decline in the yield on average interest-earning assets was partially mitigated by the 95 basis point decline in the average rate paid on average interest-bearing liabilities as the rate paid decreased from 1.60% for the second quarter of 2019 to 0.65% for the second quarter of 2020. Similarly, the decline in the 71 basis point decline in the average rate paid on interest-bearing deposits was primarily the reduction in rates paid on money market savings deposits. While the general market rate decline also affected time deposit rates, the average rate paid on time deposits declined further as a result of amortization of their fair value mark. Excluding the amortization of all the fair value marks, the average rate paid on total average interest-bearing liabilities was 1.06%.

Consolidated Average Balances, Yields and Rates

	Three Months Ended June 30,
	2020			2019
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets:
Residential mortgage loans	$1,208,566	$11,259	3.73%	$1,244,086	$11,971	3.85%
Residential construction loans	162,978	1,691	4.17	174,095	1,873	4.32
Total mortgage loans	1,371,544	12,950	3.78	1,418,181	13,844	3.91
Commercial AD&C loans	969,251	10,886	4.52	686,282	10,268	6.00
Commercial investor real estate loans	3,448,882	38,426	4.48	1,960,919	24,357	4.98
Commercial owner occupied real estate loans	1,681,674	19,794	4.73	1,215,632	14,840	4.90
Commercial business loans	1,899,264	19,426	4.11	756,594	10,321	5.47
Total commercial loans	7,999,071	88,532	4.45	4,619,427	59,786	5.19
Consumer loans	575,734	5,341	3.73	505,235	6,335	5.03
Total loans (2)	9,946,349	106,823	4.32	6,542,843	79,965	4.90
Loans held for sale	53,312	405	3.04	37,121	381	4.11
Taxable securities	1,164,490	7,045	2.42	744,701	5,689	3.06
Tax-exempt securities (3)	234,096	1,824	3.12	220,162	1,959	3.56
Total investment securities (4)	1,398,586	8,869	2.54	964,863	7,648	3.17
Interest-bearing deposits with banks	522,469	155	0.12	73,793	428	2.32
Federal funds sold	416	-	0.10	620	1	0.60
Total interest-earning assets	11,921,132	116,252	3.92	7,619,240	88,423	4.65
Less: allowance for credit losses	(118,863)			(53,068)
Cash and due from banks	181,991			66,031
Premises and equipment, net	60,545			60,871
Other assets	858,351			601,809
Total assets	$12,903,156			$8,294,883

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,067,487	457	0.17%	$747,343	460	0.25%
Regular savings deposits	367,191	73	0.08	332,796	118	0.14
Money market savings deposits	2,890,842	3,396	0.47	1,690,413	6,589	1.56
Time deposits	2,281,434	8,358	1.47	1,680,055	8,979	2.14
Total interest-bearing deposits	6,606,954	12,284	0.75	4,450,607	16,146	1.46
Other borrowings	713,965	600	0.34	157,499	290	0.74
Advances from FHLB	775,767	(2,123)	(1.08)	623,727	4,103	2.64
Subordinated debentures	230,223	2,652	4.61	37,376	490	5.25
Total borrowings	1,719,955	1,129	0.27	818,602	4,883	2.39
Total interest-bearing liabilities	8,326,909	13,413	0.65	5,269,209	21,029	1.60
Noninterest-bearing demand deposits	3,007,222			1,796,802
Other liabilities	178,481			129,794
Stockholders' equity	1,390,544			1,099,078
Total liabilities and stockholders' equity	$12,903,156			$8,294,883

Net interest income and spread		102,839	3.27%		67,394	3.05%
Less: tax-equivalent adjustment		1,325			1,209
Net interest income		$101,514			$66,185

Interest income/earning assets			3.92%			4.65%
Interest expense/earning assets			0.45			1.11
Net interest margin			3.47%			3.54%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.45% for both 2020 and 2019. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.3 million and $1.2 million in 2020 and 2019, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes investments that are exempt from federal and state taxes.
(4) Investments available-for-sale are presented at amortized cost.

Interest Income

The Company's total tax-equivalent interest income increased 31% for the second quarter of 2020 compared to the prior year quarter. The previous table reflects the growth in average interest-earning assets over the prior year quarter as average loans grew 52% and average investment securities grew 45%. Increases occurred in most categories of interest-earning assets from the Revere acquisition and, to a lesser extent, the PPP program. Mortgage loans decreased as a result of rate driven refinance and new loan origination activity and the continued sale of the majority of new mortgage loan production. The significant growth in the average balance in interest-bearing deposits with banks was the result of the loan funding under the PPP program being placed into customer deposit accounts at the Bank.

The average yield on interest-earning assets declined to 3.92% for the current quarter compared to 4.65% for the same period of the prior year. The average yields on loans and investment securities for the current quarter decreased by 58 and 63 basis points, respectively, compared to the prior year quarter as market rates declined during the period. The PPP program and amortization of the fair value premiums negatively impacted the current quarter’s yield on average loans by 7 and 1 basis point(s), respectively. The decrease in the yield on investments was driven by the decline in yields during the year and as proceeds from maturities and calls were reinvested in securities at the lower available rates. The combined decrease in the yield on loans and the investment portfolio resulted in the 73 basis point decline in the yield on interest-earning assets from period to period. Excluding the PPP program and the amortization of the fair value marks, the yield on interest-earning assets would have been 3.96%

Interest Expense

Interest expense decreased 36% in the second quarter of 2020 compared to the second quarter of 2019. The decrease from period to period was attributable to two major factors, the decline in general market rates that occurred over the previous twelve months and the impact of the amortization of the acquisition fair value marks. The main driver in the 71 basis point decline in the average rate paid on interest-bearing deposits were the notable decreases in the rates paid on money market savings and time deposits. The remaining decline in the average rate paid on deposits was due to the $2.8 million in amortization of fair value marks on time deposits for the current quarter. The other significant driver in the decline in interest expense was the impact of the accelerated amortization of the $5.8 million purchase premium on the acquired FHLB advances as a result of the prepayment of those advances. Excluding the accelerated amortization, the average rate paid on borrowings would have been 1.62%.

The combined impact of the general decline in market rates and amortization of fair value marks resulted in the 0.65% average rate paid on interest-bearing liabilities for the current quarter compared to 1.60% for the same period of the prior year. The average rate paid also benefited from the low funding cost of the PPP program and from the growth in noninterest-bearing deposits that grew to 31% of deposits in the current quarter compared to 28% in the prior year’s second quarter. The average rate paid on interest-bearing liabilities for the current quarter, after excluding the fair value amortization would have been 1.06%.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2020/2019	2020/2019
(Dollars in thousands)	2020	2019	$ Change	% Change
Securities gains	$212	$5	$207	n/m %
Service charges on deposit accounts	1,223	2,442	(1,219)	(49.9)
Mortgage banking activities	8,426	3,270	5,156	157.7
Wealth management income	7,604	5,539	2,065	37.3
Insurance agency commissions	1,188	1,265	(77)	(6.1)
Income from bank owned life insurance	809	654	155	23.7
Bank card fees	1,257	1,467	(210)	(14.3)
Other income	2,205	1,914	291	15.2
Total non-interest income	$22,924	$16,556	$6,368	38.5

Total non-interest income increased 38% to $22.9 million for the second quarter of 2020 compared to $16.6 million for the second quarter of 2019. Excluding securities gains, the increase from the prior year quarter to the current year quarter was 37%. This $6.4 million increase was driven predominantly by the $5.2 million increase in income from mortgage banking activities and, to a lesser extent, the $2.1 million increase in wealth management income. These increases more than offset the decline in consumer based fees during the period. Further detail by type of non-interest income follows:

• Service charges on deposit accounts decreased 50% in the second quarter of 2020, compared to the second quarter of 2019, as the Company, in an effort to lessen the financial burden of the pandemic on clients, elected to waive or eliminate fees associated with deposit account activities.

• Income from mortgage banking activities increased by $5.2 million or 158% in the second quarter of 2020 as compared to the second quarter of 2019. The increased income from mortgage banking activities was attributable to the increased origination volume during the period as a result of refinancing activity. The Company sells the majority of its mortgage loan production for gains versus retaining them in the loan portfolio.

• Wealth management income increased 37% for the second quarter of 2020, as compared to the second quarter of 2019. This increase reflects the full quarter impact of the acquisition of RPJ which was acquired in February 2020. Overall total assets under management increased to $4.5 billion at June 30, 2020 compared to $3.2 billion at June 30, 2019.

• Income from bank owned life insurance increased by 24% or $0.2 million in the second quarter of 2020, compared to the second quarter of 2019, as a result of the additional policies from the Revere acquisition.

• Bank card income decreased 14% in the second quarter of 2020, compared to the second quarter of 2019 due to a decline in consumer transaction volume.

• Other non-interest income increased 15% in the second quarter of 2020, compared to the second quarter of 2019 as a result of increased fee income.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2020/2019	2020/2019
(Dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$34,297	$25,489	$8,808	34.6%
Occupancy expense of premises	5,991	4,760	1,231	25.9
Equipment expense	3,219	2,712	507	18.7
Marketing	729	887	(158)	(17.8)
Outside data services	2,169	1,962	207	10.6
FDIC insurance	1,378	1,084	294	27.1
Amortization of intangible assets	1,998	483	1,515	313.7
Merger and acquisition expense	22,454	-	22,454	n/m
Professional fees and services	1,840	1,634	206	12.6
Other expenses	11,363	4,876	6,487	133.0
Total non-interest expense	$85,438	$43,887	$41,551	94.7

Non-interest expense totaled $85.4 million in the second quarter of 2020 compared to $43.9 million in the second quarter of 2019, a 95% increase. Merger and acquisition expense accounted for $22.5 million of the growth of non-interest expense. The non-interest expense growth also included $5.9 million in prepayment penalties from the liquidation of the acquired FHLB advances. These prepayment penalties offset the impact of the accelerated amortization noted previously in the discussion on net interest income. Excluding the impact of these non-core expenses, the year-over-year growth rate would have been 27%. Further detail by category of non-interest expense follows:

• Salaries and employee benefits, the largest component of non-interest expenses, increased 35% in the second quarter of 2020 compared to the same period of the prior year as a result of the additional initial staffing cost in salary and benefits associated with the 2020 acquisitions. The remainder of the increase was due to incentives resulting from significantly increased mortgage loan production and bonus/overtime compensation earned as part of the implementation of the PPP program. The average number of full-time equivalent employees rose to 1,159 in the second quarter of 2020 compared to 912 in the second quarter of 2019.

• Occupancy and equipment expenses for the quarter increased 23% compared to the prior year quarter as a result of the cost associated with the additional branches and business offices.

• Marketing expense decreased 18% as a result of decreased advertising initiatives.

• FDIC insurance expense increased 27% as a result of the asset growth from the Revere acquisition.

• Outside data service expense grew 11% driven by transaction-based services offered by the Bank.

• Professional fees and services increased 13% from the prior year quarter due to increased costs associated with credit management.

• Amortization of intangible assets increased primarily as a result of the amortization expense from the core deposit intangible asset recognized in the Revere transaction and to a lesser degree, the amortization of intangibles acquired from the RPJ acquisition.

• Other expenses increased by $6.5 million, primarily due to the $5.9 million in prepayment penalties incurred in the liquidation of acquired FHLB advances from Revere. The impact of penalties was offset by the accelerated amortization of the fair value marks on these advances and is reflected in the net interest income.

Income Taxes

The Company had income tax benefit of $5.3 million in the second quarter of 2020, compared to income tax expense of $8.9 million in the second quarter of 2019. The resulting effective tax benefit rate was 27.2% for the second quarter of 2020 compared to an effective tax rate of 24.0% for the second quarter of 2019.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger and acquisition expense, the amortization of intangibles, and other non-recurring expenses, such as early prepayment penalties on FHLB advances. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income/ (Loss). The GAAP efficiency ratio in the second quarter of 2020 was 68.66% compared to 53.04% for the second quarter of 2019, as non-interest expense increased due to merger and acquisition expense and the previously mentioned prepayment penalties on FHLB advances. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio was 43.85% in the second quarter of 2020 compared to 51.71% in the second quarter of 2019. The improvement in the current year’s non-GAAP efficiency ratio compared to the prior year, was the result of the 50% rate of growth in non-GAAP revenue which outpaced the 27% growth in the non-GAAP non-interest expense.

In addition to efficiency ratios, the Company uses pre-tax, pre-provision income, excluding merger and acquisition expense, as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding the provision for credit losses, merger and acquisition expense and the provision for income taxes back to net income. This metric increased for the second quarter of 2020 compared to the second quarter of 2019 due to the growth in net revenues that significantly exceeded the growth in non-interest expense, excluding merger and acquisition expense.

GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019
Pre-tax pre-provision pre-merger income:
Net income/ (loss)	$(14,338)	$28,276
Plus non-GAAP adjustments:
Merger and acquisition expenses	22,454	-
Income tax expense/ (benefit)	(5,348)	8,945
Provision for credit losses	58,686	1,633
Pre-tax pre-provision pre-merger income	$61,454	$38,854

Efficiency ratio - GAAP basis:
Non-interest expense	$85,438	$43,887

Net interest income plus non-interest income	$124,438	$82,741

Efficiency ratio - GAAP basis	68.66%	53.04%

Efficiency ratio - Non-GAAP basis:
Non-interest expense	$85,438	$43,887
Less non-GAAP adjustments:
Amortization of intangible assets	1,998	483
Loss on FHLB redemption	5,928	-
Merger and acquisition expenses	22,454	-
Non-interest expense - as adjusted	$55,058	$43,404

Net interest income plus non-interest income	$124,438	$82,741
Plus non-GAAP adjustment:
Tax-equivalent income	1,325	1,209
Less non-GAAP adjustment:
Securities gains	212	5
Net interest income plus non-interest income - as adjusted	$125,551	$83,945

Efficiency ratio - Non-GAAP basis	43.85%	51.71%

The Company has presented operating earnings, operating earnings per share, operating return on average assets, operating return on average tangible common equity and average tangible common equity to average tangible assets in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company period over period. Operating earnings reflects net income exclusive of the provision for credit losses, merger and acquisition expense and the income and expense associated with the PPP program, in each case net of tax. Weighted-average diluted shares outstanding are adjusted to add back shares, and participating securities, which are excluded from GAAP weighted average diluted shares due to a net loss during the current year. Adjusted average assets represents average assets to exclude PPP loans outstanding. Average tangible stockholders’ equity represents average stockholders’ equity adjusted for average accumulated other comprehensive income/ (loss), average goodwill, and average intangible assets, net.

GAAP and Non-GAAP Performance Ratios

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019
Net income/ (loss) (GAAP)	$(14,338)	$28,276
Plus non-GAAP adjustments:
Provision for credit losses - net of tax	43,750	1,217
Merger and acquisition expense - net of tax	16,739	-
PPLF funding expense - net of tax	368	-
Less non-GAAP adjustment:
PPP interest income and deferred fees - net of tax	4,483	-
Operating earnings (non-GAAP)	$42,036	$29,493

Weighted-average shares outstanding - diluted (GAAP)	46,988,351	35,890,437
Shares antidilutive due to net loss	539,473	-
Weighted-average shares outstanding - diluted (non-GAAP)	47,527,824	35,890,437

Earnings/ (loss) per diluted share (GAAP)	$(0.31)	$0.79
Operating earnings per diluted share (non-GAAP)	$0.88	$0.82

Average assets (GAAP)	$12,903,156	$8,294,883
Average PPP loans	713,584	-
Adjusted average assets (non-GAAP)	$12,189,572	$8,294,883

Return on average assets (GAAP)	(0.45)%	1.37%
Operating return on adjusted average assets (non-GAAP)	1.39%	1.43%

Average assets (GAAP)	$12,903,156	$8,294,883
Average goodwill	(355,054)	(347,149)
Average other intangible assets, net	(32,337)	(9,123)
Average tangible assets (non-GAAP)	$12,515,765	$7,938,611

Average total stockholders' equity (GAAP)	$1,390,544	$1,099,078
Average accumulated other comprehensive (income)/ loss	(8,722)	8,244
Average goodwill	(355,054)	(347,149)
Average other intangible assets, net	(32,337)	(9,123)
Average tangible common equity (non-GAAP)	$994,431	$751,050

Return on average tangible common equity (GAAP)	(5.80)%	15.10%
Operating return on average tangible common equity (non-GAAP)	17.00%	15.75%

Average tangible common equity to average tangible assets (non-GAAP)	7.95%	9.46%

FINANCIAL CONDITION

The Company’s total assets grew to $13.3 billion or by 54% at June 30, 2020, as compared to $8.6 billion at December 31, 2019, primarily as a result of the acquisition of Revere during the current quarter. The Company’s participation in the PPP program contributed $1.1 billion to the overall $4.7 billion asset growth from the previous year end. Exclusive of PPP program, total asset growth was 42%. During this period, total loans grew by 54% to $10.3 billion at June 30, 2020, compared to $6.7 billion at December 31, 2019. The Revere acquisition resulted in $2.5 billion of the total loan growth during the period. Deposit growth, primarily from the Revere acquisition, was 56% from December 31, 2019 to June 30, 2020, as noninterest-bearing deposits experienced growth of 81% and interest-bearing deposits grew 46%. Additionally, the deposit growth was positively affected by the influx of funds from the PPP program as loan funds were placed in existing deposit accounts at the Bank. The growth in deposits resulted in the loan to deposit ratio improving to 102.64% at June 30, 2020 from 104.11% at December 31, 2019.

Loans

Excluding PPP loans, total loans grew 39% to $9.3 billion at June 30, 2020. Commercial loans, excluding PPP loans, grew 49% or $2.4 billion. The remainder of the loan portfolio grew 10% as the residential real estate portfolio grew 7% and the consumer loan portfolio grew 20%. The majority of the growth, exclusive of the PPP program, was driven by the acquisition of Revere. Organic consumer loans and residential real estate loans experienced 7% and 2% declines, respectively, as borrowers reduced their outstanding loans through the refinancing of their mortgage loans and paying off any associated home equity borrowings.

Analysis of Loans

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	June 30, 2020		December 31, 2019		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Residential real estate:
Residential mortgage	$1,211,745	11.7%	$1,149,327	17.1%	$62,418	5.4%
Residential construction	169,050	1.6	146,279	2.2	22,771	15.6
Commercial real estate:
Commercial owner occupied real estate	1,601,803	15.5	1,288,677	19.2	313,126	24.3
Commercial investor real estate	3,581,778	34.6	2,169,156	32.4	1,412,622	65.1
Commercial AD&C	997,423	9.6	684,010	10.2	313,413	45.8
Commercial business	2,222,810	21.5	801,019	11.9	1,421,791	177.5
Consumer	558,434	5.5	466,764	7.0	91,670	19.6
Total loans	$10,343,043	100.0%	$6,705,232	100.0%	$3,637,811	54.3

The following table presents the impact of the acquired Revere loan portfolio on the Company’s existing loan portfolio, by loan segment as of June 30, 2020:

	June 30, 2020
	Originated	Revere Acquired	Total
(In thousands)	Loans	Loans (1)	Loans
Residential real estate:
Residential mortgage	$1,117,308	$94,437	$1,211,745
Residential construction	158,451	10,599	169,050
Commercial real estate:
Commercial owner occupied real estate	1,177,640	424,163	1,601,803
Commercial investor real estate	2,452,400	1,129,378	3,581,778
Commercial acquisition, development and construction	685,264	312,159	997,423
Commercial Business	1,838,003	384,807	2,222,810
Consumer	436,248	122,186	558,434
Total loans	$7,865,314	$2,477,729	$10,343,043
(1) Revere acquired loans included $942.5 million of loans classified as PCD.

The following table discloses the impact of deferrals granted under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on the loan portfolio by portfolio segment:

	June 30, 2020
	Loans with a					% of Total
	Deferral Granted		Other Outstanding Loans		Total Loans	Loans with
(Dollars in thousands)	Balance	%	Balance	%	Balance	a Deferral
Residential real estate:
Residential mortgage	$76,501	5.2%	$1,135,244	12.8%	$1,211,745	6.3%
Residential construction	4,699	0.3	164,351	1.8	169,050	2.8
Commercial real estate:
Commercial owner-occupied real estate	262,884	18.0	1,338,919	15.1	1,601,803	16.4
Commercial investor real estate	928,277	63.5	2,653,501	29.9	3,581,778	25.9
Commercial AD&C	50,175	3.4	947,248	10.7	997,423	5.0
Commercial business	126,666	8.7	2,096,144	23.6	2,222,810	5.7
Consumer	12,543	0.9	545,891	6.1	558,434	2.2
Total loans	$1,461,745		$8,881,298		$10,343,043	14.1

The following table discloses the impact of deferrals granted and PPP loans issued under the CARES Act on the commercial loan portfolio by selected industry segment:

	June 30, 2020
	Loans with a		Other
(In thousands)	Deferral Granted	PPP Loans	Outstanding Loans	Total Loans
CRE Investment - Retail	$322,359	$759	$743,187	$1,066,305
CRE Investment - Office	90,120	318	612,024	702,462
CRE Investment - Multifamily	105,489	3,998	364,768	474,255
Hotels	253,611	8,477	128,009	390,097
Restaurants	31,087	73,238	122,186	226,511
All other industries	565,336	996,749	3,982,099	5,544,184
Total Commercial Loans	$1,368,002	$1,083,539	$5,952,273	$8,403,814

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	June 30, 2020		December 31, 2019		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Investments available-for-sale:
U.S. treasuries and government agencies	$168,072	11.8%	$258,495	23.0%	$(90,423)	(35.0)%
State and municipal	297,580	20.9	233,649	20.8	63,931	27.4
Mortgage-backed and asset-backed	877,955	61.6	570,759	50.7	307,196	53.8
Corporate debt	12,192	0.9	9,552	0.8	2,640	27.6
Trust preferred	-	-	310	-	(310)	(100.0)
Marketable equity securities	-	-	568	0.1	(568)	(100.0)
Total available-for-sale securities	1,355,799	95.2	1,073,333	95.4	282,466	26.3

Other equity securities:
Other equity securities	68,853	4.8	51,803	4.6	17,050	32.9
Total other equity securities	68,853	4.8	51,803	4.6	17,050	32.9
Total securities	$1,424,652	100.0%	$1,125,136	100.0%	$299,516	26.6

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. At June 30, 2020, 98% of the investment portfolio was invested in Aaa/AAA or Aa/AA-rated securities. The composition and size of the portfolio at June 30, 2020 shifted from U.S. Treasuries and U.S. government Agencies to mortgage-backed and municipal securities compared to the prior year-end to take advantage of investment spreads that occurred late in the first quarter as a result of the interest rate dislocation in the markets. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. At June 30, 2020 the duration of the portfolio was 3.6 years compared to 3.5 years at December 31, 2019. The portfolio possesses low credit risk that could provide the liquidity necessary to meet loan and operational demands.

Other Earning Assets

Residential mortgage loans held for sale increased to $69 million at June 30, 2020, compared to $54 million at December 31, 2019 as a result of the increased volume of loan originations during the period and the decision to continue to sell the majority of the Company’s mortgage loan production. The aggregate of interest-bearing deposits with banks and federal funds sold increased by $547 million at June 30, 2020 compared to December 31, 2019 primarily as a result of funding from the PPP program that was placed into customer deposit accounts at the Bank combined with the modest commercial and consumer line drawdowns. The Company has maintained this higher liquidity position in light of the economic uncertainty driven by the COVID-19 pandemic.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	June 30, 2020		December 31, 2019		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$3,434,038	34.1%	$1,892,052	29.4%	$1,541,986	81.5%
Interest-bearing deposits:
Demand	1,142,475	11.3	836,433	13.0	306,042	36.6
Money market savings	2,945,990	29.2	1,839,593	28.5	1,106,397	60.1
Regular savings	387,636	3.8	329,919	5.1	57,717	17.5
Time deposits of less than $100,000	585,539	5.8	463,431	7.2	122,108	26.3
Time deposits of $100,000 or more	1,581,156	15.8	1,078,891	16.8	502,265	46.6
Total interest-bearing deposits	6,642,796	65.9	4,548,267	70.6	2,094,529	46.1
Total deposits	$10,076,834	100.0%	$6,440,319	100.0%	$3,636,515	56.5

Deposits and Borrowings

Total deposits increased by 56% to $10.1 billion at June 30, 2020 from $6.4 billion at December 31, 2019. This acquisition driven increase resulted in noninterest-bearing deposits increasing 81% and interest-bearing deposits increasing 46%. A portion of the deposit growth is the result of the funds from the PPP program as loan funds were placed in deposit accounts at the Bank until utilized by the respective borrowers. At June 30, 2020, interest-bearing deposits represented 66% of deposits with the remaining 34% in noninterest-bearing balances, compared to 71% and 29%, respectively, at December 31, 2019. The mix of interest-bearing deposits remained relatively stable at June 30, 2020 compared December 31, 2019. Total borrowings increased 78% at June 30, 2020 compared to December 31, 2019, as a direct result of the funds borrowed under the PPPLF to fund the underlying PPP loans, in addition to $31 million of Revere’s debt as part of the acquisition.

Capital Management

Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $1.4 billion at June 30, 2020 compared to $1.1 billion December 31, 2019. This increase in equity occurred due to the acquisition of Revere which resulted in the issuance of 12.8 million shares of common stock valued at $289 million. Prior to the acquisition of Revere, the Company repurchased $25.7 million of common stock during the current year. The ratio of average equity to average assets was 11.67% for the six months ended June 30, 2020, as compared to 13.12% for the first six months of 2019.

Risk-Based Capital Ratios

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

			Minimum
	Ratios at		Regulatory
	June 30, 2020	December 31, 2019	Requirements
Total capital to risk-weighted assets	13.79%	14.85%	8.00%

Tier 1 capital to risk-weighted assets	10.23%	11.21%	6.00%

Common equity tier 1 capital	10.23%	11.06%	4.50%

Tier 1 leverage	8.35%	9.70%	4.00%

As of June 30, 2020, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The main driver of the decline in the ratios at June 30, 2020 from December 31, 2019 was the impact that the Revere transaction had on total risk-based assets. Other contributors to the decline are the negative effects of diminished earnings as a result of the provision for credit losses and merger and acquisition expense, and the impact of the previously mentioned stock repurchase program. During the year, the Company elected to apply the provisions of the CECL deferral transition in the determination of its risk based capital ratios. At June 30, 2020, the impact of the application of this deferral transition provided an additional $21.7 million in Tier 1 capital and resulted in raising the common equity tier 1 ratio by 22 basis points.

Tangible Common Equity

Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity excludes the balances of goodwill, other intangible assets and accumulated other comprehensive income/ (loss) from total stockholders’ equity. Tangible assets excludes the balances of goodwill and other intangible assets. Management believes that this non-GAAP financial measure provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.

Tangible common equity totaled $968.6 million at June 30, 2020, compared to $782.3 million at December 31, 2019. At June 30, 2020, the ratio of tangible common equity to tangible assets has decreased to 7.52% compared to 9.46% at December 31, 2019. The decrease in tangible common equity was caused primarily by the growth of total assets due to the acquisition of Revere as tangible assets grew at 56% versus the 24% in tangible common equity. Secondary causes of the decline in the ratio were the repurchase of $25.7 million in common stock in the current year and the addition of $34.9 million in goodwill and intangibles from the Revere and RPJ acquisitions during 2020. Excluding the PPP loans from tangible assets, the ratio of tangible common equity to tangible assets was 8.19%.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	June 30, 2020	December 31, 2019
Tangible common equity ratio:
Total stockholders' equity	$1,390,093	$1,132,974
Accumulated other comprehensive income/ (loss)	(14,824)	4,332
Goodwill	(370,547)	(347,149)
Other intangible assets, net	(36,143)	(7,841)
Tangible common equity	$968,579	$782,316

Total assets	$13,290,447	$8,629,002
Goodwill	(370,547)	(347,149)
Other intangible assets, net	(36,143)	(7,841)
Tangible assets	$12,883,757	$8,274,012

Tangible common equity ratio	7.52%	9.46%

Outstanding common shares	47,001,022	34,970,370

Tangible book value per share	$20.61	$22.37
Book value per share	$29.58	$32.40

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

Loans acquired as a part of an acquisition transaction with evidence of more-than-insignificant credit deterioration since their origination as of the date of the acquisition (“purchased credit deteriorated” or “PCD” loans) are recorded at their initial fair values. The identification of loans that have experienced a more-than-insignificant deterioration in credit quality since their origination requires a judgment and assessment of a number of factors. For further discussion regarding the acquired loans, including PCD loans, refer to that section of Note 1—Significant Accounting Policies.

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

The level of non-performing loans to total loans was 0.77% at June 30, 2020, compared to 0.80% at March 31, 2020 and 0.62% at December 31, 2019. At June 30, 2020, non-performing loans totaled $79.9 million, compared to $54.0 million at March 31, 2020, and $41.3 million at December 31, 2019. Non-performing loans include accruing loans 90 days or more past due and restructured loans. The growth in non-performing loans was driven by three major components: loans placed in non-accrual status, acquired Revere non-accrual loans, and loans previously accounted for as purchased credit impaired loans that have been designated as non-accrual loans as a result of the Company’s adoption of the accounting standard for expected credit losses at the beginning of the year. Loans placed on non-accrual during the year amounted to $29.7 million compared to $9.6 million for the prior year. Acquired Revere non-accrual loans were $11.3 million. Excluding the impact of the acquisition of Revere, the current year’s growth in non-accrual loans was primarily the result of three large relationships.

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

In March 2020, the CARES Act was signed into law and provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In April 2020, the federal regulatory agencies issued a joint statement that provided further guidance on loan modifications related to COVID-19. The CARES Act provides for extensions of up to 180 days in the delay of loan principal and/or interest payments for customers who are affected by the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due prior to the pandemic, as well as other requirements noted in the regulatory agencies’ revised statement. Based on the guidance noted above, the Company does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program.

In response to the COVID-19 pandemic, the Company developed a set of guidelines to provide relief to qualified commercial and mortgage/consumer loans customers. These guidelines, as permitted by the CARES Act, provide for deferment of certain loan payments of up to 180 days to provide relief to qualified commercial, mortgage and consumer loan customers. Initial deferrals of 90 days were granted to qualified customers with the option to request a second deferral for an additional 90 days. The Company granted initial approvals for payment deferrals on over 2,400 loans with an aggregate balance of $2.0 billion. At June 30, 2020, loans with payment accommodation amounted to $1.5 billion or 16% of the total non-PPP loan portfolio. Commercial loans comprised $1.4 billion or 93% of the total accommodations at June 30, 2020. At June 30, 2020, the amount of loans approved for a second deferral period amounted to $39 million. Applying the stipulated criteria, at June 30, 2020, the Company has approved and funded over 5,100 loans for a total of $1.1 billion in loans to businesses. Loans originated under the program are 100% guaranteed under the provisions of the CARES Act.

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

The Company typically sells a substantial portion of its fixed-rate residential mortgage originations in the secondary mortgage market. Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of six to twelve months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period. Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.6 million for possible losses due to repurchases.

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. There were no whole loan sales of mortgage loans from the portfolio during the current year.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights remained at $0.8 million at both June 30, 2020 and December 31, 2019.

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Non-accrual loans:
Residential real estate:
Residential mortgage	$11,724	$12,661
Residential construction	-	-
Commercial real estate:
Commercial investor real estate	26,482	8,437
Commercial owner-occupied real estate	6,729	4,148
Commercial AD&C	2,957	829
Commercial business	20,246	8,450
Consumer	7,800	4,107
Total non-accrual loans	75,938	38,632

Loans 90 days past due:
Residential real estate:
Residential mortgage	138	-
Residential construction	-	-
Commercial real estate:
Commercial investor real estate	515	-
Commercial owner-occupied real estate	775	-
Commercial AD&C	-	-
Commercial business	-	-
Consumer	-	-
Total 90 days past due loans	1,428	-

Restructured loans (accruing)	2,553	2,636
Total non-performing loans	79,919	41,268
Other real estate owned, net	1,389	1,482
Total non-performing assets	$81,308	$42,750

Non-performing loans to total loans	0.77%	0.62%
Non-performing assets to total assets	0.61%	0.50%
Allowance for credit losses to non-performing loans	204.56%	136.02%

The following table discloses information on the credit quality of originated loans, acquired Revere loans and totals loans:

	June 30, 2020
	Originated	Revere Acquired	Total
(Dollars in thousands)	Loans	Loans	Loans
Performing loans:
Current	$7,765,860	$2,462,669	$10,228,529
30-59 days	24,266	2,896	27,162
60-89 days	7,073	360	7,433
Total performing loans	7,797,199	2,465,925	10,263,124
Non-performing loans:
Non-accrual loans	64,134	11,804	75,938
Loans greater than 90 days past due	1,428	-	1,428
Restructured loans	2,553	-	2,553
Total non-performing loans	68,115	11,804	79,919
Total loans	$7,865,314	$2,477,729	$10,343,043

Non-performing loans to total loans	0.87%	0.48%	0.77%
Allowance for credit losses to non-performing loans	167.98%	415.64%	204.56%

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of the portion of the Company’s loans’ amortized cost basis not expected to be collected over the loans’ contractual life. As a part of the credit oversight and review process, the Company maintains an allowance for credit losses (the “allowance”). The following allowance section should be read in conjunction with “Allowance for Credit Losses” section in “Note 1 – Significant Accounting Policies”. The Company excludes accrued interest from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income when loans are placed on non-accrual status.

The adequacy of the allowance is determined through ongoing evaluation of the credit portfolio, and involves consideration of a number of factors. Determination of the allowance is inherently subjective and requires significant estimates, including consideration of current conditions and future economic forecasts, which may be susceptible to significant volatility. The amount of expected losses can vary significantly from the amounts actually observed. Loans deemed uncollectible are charged off against the allowance, while recoveries are credited to the allowance when received. Management adjusts the level of the allowance through provision for credit losses.

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

The provision for credit losses totaled $83.2 million for the six months ended June 30, 2020 compared to a provision of $1.5 million for the same period in the prior year. During the current year, the provision for credit losses was significantly impacted by the negative projected impact of COVID-19 on specific economic metrics used in the Company’s CECL model. The economic metrics with the greatest impact in order of magnitude were, the expected future unemployment rate, the expected level of business bankruptcies and to a lesser degree, the house price index. These expectations were based on the assessment of the impact on the Company’s market area caused by the economic disruption. The portion of the $83.2 million provision directly attributable to the significant deterioration in the economic forecast amounted to approximately $53.8 million. In addition, as required by GAAP, the initial allowance for credit losses on Revere’s acquired non-PCD loans was recognized through provision for credit losses in the amount of $17.5 million. The remainder of the provision reflects the impact of changes in interest rates, existing terms, qualitative factors, portfolio composition and portfolio maturities. The acquisition of Revere’s PCD loans resulted in an increase to the allowance for credit losses of $18.6 million, which did not affect the current quarter’s provision expense.

At June 30, 2020, the allowance for credit losses was $163.5 million as compared to $56.1 million at December 31, 2019. The allowance for credit losses as a percent of total loans was 1.58% and 0.84% at June 30, 2020 and December 31, 2019, respectively. The allowance for credit losses represented 205% of non-performing loans at June 30, 2020 as compared to 136% at December 31, 2019. The allowance attributable to the commercial portfolio represented 1.70% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 1.04%. With respect to the total commercial portion of the allowance, 41% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 2.64%. A similar ratio with respect to AD&C loans was 1.91% at the end of the current quarter. Excluding the PPP loans, which do not have an associated allowance, the allowance for credit losses as percentage of total loans outstanding would be 1.76% and the ratio of the allowance for commercial business loans to total commercial business loans would be 5.02%

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where the Company determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 90% of the total allowance being attributable to the historical performance of the portfolio while 10% of the allowance is attributable to the collective qualitative factors applied to determine the allowance. The methodology used under previous accounting guidance in prior periods was dependent to a large degree on the application of qualitative factors which resulted in 85% of the total allowance being attributable to those qualitative factors with the remaining portion of the prior period’s allowance being dependent on historical loss experience.

The quantified collective portion of the allowance is determined by pooling loans into segments based on the similar risk characteristics of the underlying borrowers, in addition to consideration of collateral type, industry and business purpose of the loans. The Company selected two collective methodologies, the discounted cash flows and weighted average remaining life methodologies. Segments utilizing the discounted cash flow method are further sub-segmented based on the risk level (determined either by risk ratings or Beacon Scores). Collective calculation methodologies use the Company’s historical default and loss experience adjusted for future economic forecasts. At initial adoption of CECL, management opted for the application of the reasonable and supportable forecast period of two years under stable economic conditions. However, under the current deteriorated economic conditions, the reasonable and supportable forecast period was adjusted during the first quarter’s determination of the allowance for credit losses to one year, due to the inherent uncertainty in the future economic outlook. Management has retained the one year forecast period in the current quarter’s estimate of the allowance for credit losses. Following the end of the reasonable and supportable forecast period expected losses revert back to historical mean over the next two years on a straight-line basis.

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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $60.5 million, with individual allowances of $8.8 million against those loans at June 30, 2020.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Excluding the PPP loans, commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at both June 30, 2020 and December 31, 2019. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Credit Loss Experience

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2020	December 31, 2019
Balance, January 1	$56,132	$53,486
Initial allowance on PCD loans at adoption of ASC 326	2,762	-
Transition impact of adopting ASC 326	2,983	-
Initial allowance on acquired Revere PCD loans	18,628	-
Provision for credit losses	83,155	4,684
Loan charge-offs:
Residential real estate:
Residential mortgage	(414)	(690)
Residential construction	-	-
Commercial real estate:
Commercial investor real estate	-	-
Commercial owner-occupied real estate	-	-
Commercial AD&C	-	-
Commercial business	(339)	(1,195)
Consumer	(286)	(783)
Total charge-offs	(1,039)	(2,668)
Loan recoveries:
Residential real estate:
Residential mortgage	66	138
Residential construction	3	8
Commercial real estate:
Commercial investor real estate	4	16
Commercial owner-occupied real estate	-	-
Commercial AD&C	-	228
Commercial business	694	49
Consumer	93	191
Total recoveries	860	630
Net charge-offs	(179)	(2,038)
Balance, period end	$163,481	56,132

Net charge-offs to average loans	0.00%	0.03%
Allowance for credit losses to loans	1.58%	0.84%

The following table discloses information on allowance for credit losses and allowance ratios for originated loans and Revere acquired non-PCD and PCD loans:

	June 30, 2020
			Revere acquired loans
	Originated Loans		Non-PCD		PCD		Total Loans
		Reserve		Reserve		Reserve		Reserve
(Dollars in thousands)	Allowance	Ratio	Allowance	Ratio	Allowance	Ratio	Allowance	Ratio
Residential real estate:
Residential mortgage	$11,409	1.02%	$835	1.01%	$232	2.04%	$12,476	1.03%
Residential construction	1,284	0.81	82	0.83	6	0.83	1,372	0.81
Commercial real estate:
Commercial owner-occupied real estate	12,789	1.09	2,655	1.05	3,236	1.90	18,680	1.17
Commercial investor real estate	30,054	1.23	7,435	1.14	9,451	1.99	46,940	1.31
Commercial AD&C	13,237	1.93	4,294	1.85	1,487	1.85	19,018	1.91
Commercial business	40,757	2.22	8,567	4.49	9,312	4.80	58,636	2.64
Consumer	4,889	1.12	1,259	1.13	211	0.83	6,359	1.14
Total loans	$114,419	1.45	$25,127	1.64	$23,935	2.54	$163,481	1.58

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

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income or “NII” at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. As an example, certain types of money market deposit accounts are assumed to reprice at 40 to 100% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement. As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage the Bank’s net interest margin. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
June 30, 2020	7.46%	5.43%	3.56%	1.39%	N/A	N/A	N/A	N/A
December 31, 2019	11.26%	8.71%	6.06%	3.06%	(3.47%)	N/A	N/A	N/A

The impact of these various interest movements on net interest income are reflected in the preceding table. At June 30, 2020, further interest rate declines are improbable due to the low level of existing market rates. As reflected in the table, in a rising interest rate environment, net interest income sensitivity decreased compared to December 31, 2019. The change in the net interest income at risk resulted from decreased asset sensitivity due to the impact of repricing the acquired deposits and the timing associated with the repricing of variable rate loans. All measures remained well within prescribed policy limits.

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
June 30, 2020	(7.17%)	(3.67%)	(0.07%)	1.27%	N/A	N/A	N/A	N/A
December 31, 2019	(9.13%)	(5.54%)	(2.34%)	(0.06%)	(0.95%)	N/A	N/A	N/A

Overall, the measure of the EVE at risk decreased in all rising rate scenarios from December 31, 2019 to June 30, 2020. The improvement in EVE in all rising rate scenarios is the result of the combination of longer durations of noninterest-bearing deposits while loan durations shortened with the inclusion of Revere’s portfolio and inclusion of the PPP program. Additionally, the inclusion of the related PPP funding facility substantially shortened the duration of borrowings.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2020.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits and certain time deposits of $250 thousand or more, to be a relatively stable funding source. Core deposits equaled 73% of total interest-earning assets at June 30, 2020. The Company’s growth and mortgage banking activities are also additional considerations when evaluating liquidity requirements. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At June 30, 2020, the Company’s liquidity and funds availability provides it with flexibility in funding loan demand and other liquidity demands.

The Company also has external sources of funds available that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the FHLB and the Federal Reserve Bank. The line of credit with the FHLB totaled $2.4 billion, all of which was available for borrowing based on pledged collateral, with $452 million borrowed against it as of June 30, 2020. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $383 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2020. In addition, the Company had unsecured lines of credit with correspondent banks of $880 million at June 30, 2020. At June 30, 2020, there were no outstanding borrowings against these lines of credit. At June 30, 2020, the Company borrowed $845 million under the PPPLF. These funds are secured by guaranteed loans originated under the PPP program. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2020.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of June 30, 2020, the Bank could have declared a dividend of $115 million to Bancorp. At June 30, 2020, Bancorp had liquid assets of $48 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Commercial real estate development and construction	$601,205	$571,368
Residential real estate-development and construction	189,779	89,224
Real estate-residential mortgage	240,622	74,282
Lines of credit, principally home equity and business lines	2,056,300	1,400,038
Standby letters of credit	70,747	62,065
Total commitments to extend credit and available credit lines	$3,158,653	$2,196,977

Commitments to extend credit are agreements to provide financing to a customer with the provision that there are no violations of any condition established in the agreement. Commitments generally have interest rates determined by current market rates, expiration dates or other termination clauses and may require payment of a fee. Lines of credit typically represent unused portions of lines of credit that were provided and remain available as long as customers comply with the requisite contractual conditions. Commitments to extend credit are evaluated, processed and/or renewed regularly on a case by case basis, as part of the credit management process. The total commitment amount or line of credit amounts do not necessarily represent future cash requirements, as it is highly unlikely that all customers would draw on their lines of credit in full at one time.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic is negatively impacting economic and commercial activity and financial markets, both globally and within the United States. In our market area, the governors of Maryland and Virginia and the mayor of the District of Columbia issued orders that, among other things, required residents to stay in their homes and permitted them to leave only to conduct certain essential activities or to travel to work, closed all non-essential businesses to the general public, and closed certain businesses such as senior centers, restaurants, bars, fitness centers and shopping malls. These stay-at-home orders and travel restrictions – and similar orders imposed across the United States to restrict the spread of COVID-19 – resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Local jurisdictions have subsequently lifted stay-at-home orders and moved to phased reopening of businesses, although capacity restrictions and health and safety recommendations that encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity.

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

• cause a material decrease in the market value of assets under management, which would have a negative impact on our wealth management revenues due to the fact that our wealth management fees are based on the market value of client assets;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2018, the Company’s board of directors authorized the repurchase of up to 1,800,000 shares of common stock. For the six months ended June 30, 2020, the Company repurchased and retired 820,328 shares of its common stock at an average price of $31.33 per share. The Company did not repurchase shares during the three months ended June 30, 2020. Cumulatively under the program, as of June 30, 2020, the Company has repurchased and retired 1,488,519 shares of its common stock at an average price of $33.58 per share.

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

Date: August 7, 2020

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: August 7, 2020