Form 10-Q
period 2020-09-30
SANDY SPRING BANCORP INC
filed 2020-11-06
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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
The number of outstanding shares of common stock outstanding as of November 4, 2020

Common stock, $1.00 par value – 47,040,422 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Assets:
Cash and due from banks	$107,364	$82,469
Federal funds sold	390	208
Interest-bearing deposits with banks	117,129	63,426
Cash and cash equivalents	224,883	146,103
Residential mortgage loans held for sale (at fair value)	88,728	53,701
Investments available-for-sale (at fair value)	1,357,205	1,073,333
Equity securities	68,528	51,803
Total loans	10,333,935	6,705,232
Less: allowance for credit losses	(170,314)	(56,132)
Net loans	10,163,621	6,649,100
Premises and equipment, net	58,738	58,615
Other real estate owned	1,389	1,482
Accrued interest receivable	48,176	23,282
Goodwill	370,549	347,149
Other intangible assets, net	34,175	7,841
Other assets	262,139	216,593
Total assets	$12,678,131	$8,629,002

Liabilities:
Noninterest-bearing deposits	$3,458,804	$1,892,052
Interest-bearing deposits	6,506,165	4,548,267
Total deposits	9,964,969	6,440,319
Securities sold under retail repurchase agreements and federal funds purchased	462,706	213,605
Advances from FHLB	444,210	513,777
Subordinated debt	230,300	209,406
Total borrowings	1,137,216	936,788
Accrued interest payable and other liabilities	151,197	118,921
Total liabilities	11,253,382	7,496,028

Stockholders' equity:
Common stock -- par value $1.00 ; shares authorized 100,000,000; shares issued and outstanding
47,025,779 and 34,970,370 at September 30, 2020 and December 31, 2019, respectively	47,026	34,970
Additional paid in capital	845,399	586,622
Retained earnings	514,831	515,714
Accumulated other comprehensive income/ (loss)	17,493	(4,332)
Total stockholders' equity	1,424,749	1,132,974
Total liabilities and stockholders' equity	$12,678,131	$8,629,002

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$106,560	$79,167	$288,721	$239,028
Interest on loans held for sale	398	572	1,094	1,145
Interest on deposits with banks	84	783	419	1,405
Interest and dividends on investment securities:
Taxable for federal income taxes	4,488	5,221	17,270	16,302
Exempt from federal income taxes	1,454	1,337	4,264	4,591
Interest on federal funds sold	—	2	1	8
Total interest income	112,984	87,082	311,769	262,479
Interest expense:
Interest on deposits	9,439	16,332	35,241	46,958
Interest on retail repurchase agreements and federal funds purchased	551	257	1,731	945
Interest on advances from FHLB	2,841	3,222	3,863	13,389
Interest on subordinated debt	2,669	481	7,602	1,462
Total interest expense	15,500	20,292	48,437	62,754
Net interest income	97,484	66,790	263,332	199,725
Provision for credit losses	7,003	1,524	90,158	3,029
Net interest income after provision for credit losses	90,481	65,266	173,174	196,696
Non-interest income:
Investment securities gains	51	15	432	20
Service charges on deposit accounts	1,673	2,516	5,149	7,265
Mortgage banking activities	14,108	4,408	25,567	10,541
Wealth management income	7,785	5,493	22,355	16,268
Insurance agency commissions	2,122	2,116	5,439	5,281
Income from bank owned life insurance	708	662	2,162	2,505
Bank card fees	1,525	1,462	4,102	4,181
Other income	1,418	1,901	5,276	6,037
Total non-interest income	29,390	18,573	70,482	52,098
Non-interest expense:
Salaries and employee benefits	36,041	26,234	98,391	77,699
Occupancy expense of premises	5,575	4,816	16,147	14,807
Equipment expense	3,133	2,641	9,103	7,929
Marketing	1,305	1,541	3,223	3,371
Outside data services	2,614	1,973	6,365	5,713
FDIC insurance	1,340	(83)	3,200	2,137
Amortization of intangible assets	1,968	491	4,566	1,465
Merger and acquisition expense	1,263	364	25,171	364
Professional fees and services	1,800	1,546	5,466	4,425
Other expenses	5,898	5,402	22,489	15,094
Total non-interest expense	60,937	44,925	194,121	133,004
Income before income taxes	58,934	38,914	49,535	115,790
Income tax expense	14,292	9,531	9,244	27,814
Net income	$44,642	$29,383	$40,291	$87,976

Per share information:
Basic net income per common share	$0.94	$0.82	$0.93	$2.46
Diluted net income per common share	$0.94	$0.82	$0.93	$2.45
Dividends declared per share	$0.30	$0.30	$0.90	$0.88

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Net income	$44,642	$29,383	$40,291	$87,976
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains on investments available-for-sale	3,445	912	29,074	16,893
Related income tax expense	(909)	(239)	(7,424)	(4,418)
Net investment gains reclassified into earnings	(51)	(15)	(432)	(20)
Related income tax expense	13	4	110	5
Net effect on other comprehensive income for the period	2,498	662	21,328	12,460

Defined benefit pension plan:
Recognition of unrealized loss	219	264	656	794
Related income tax benefit	(48)	(69)	(159)	(208)
Net effect on other comprehensive income for the period	171	195	497	586
Total other comprehensive income	2,669	857	21,825	13,046
Comprehensive income	$47,311	$30,240	$62,116	$101,022

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at July 1, 2020	$47,001	$843,876	$484,392	$14,824	$1,390,093
Net income	—	—	44,642	—	44,642
Other comprehensive income, net of tax	—	—	—	2,669	2,669
Total comprehensive income					47,311
Common stock dividends - $0.30 per share	—	—	(14,205)	—	(14,205)
Stock compensation expense	—	1,032	—	—	1,032
Common stock issued pursuant to:
Stock option plan - 1,575 shares	2	16	—	—	18
Employee stock purchase plan - 21,374 shares	21	503	—	—	524
Restricted stock vesting, net of withholding - 1,808 shares	2	(28)	—	—	(26)
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	2	—	2
Balances at September 30, 2020	$47,026	$845,399	$514,831	$17,493	$1,424,749

Balances at July 1, 2019	$35,615	$608,006	$479,389	$(3,565)	$1,119,445
Net income	—	—	29,383	—	29,383
Other comprehensive income, net of tax	—	—	—	857	857
Total comprehensive income					30,240
Common stock dividends - $0.30 per share	—	—	(10,752)	—	(10,752)
Stock compensation expense	—	786	—	—	786
Common stock issued pursuant to:
Stock option plan - 1,325 shares	1	34	—	—	35
Employee stock purchase plan - 9,544 shares	10	277	—	—	287
Balances at September 30, 2019	$35,626	$609,103	$498,020	$(2,708)	$1,140,041

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2020	$34,970	$586,622	$515,714	$(4,332)	$1,132,974
Net income	—	—	40,291	—	40,291
Other comprehensive income, net of tax	—	—	—	21,825	21,825
Total comprehensive income					62,116
Common stock dividends - $0.90 per share	—	—	(38,953)	—	(38,953)
Stock compensation expense	—	2,824	—	—	2,824
Common stock issued pursuant to:
Revere Bank acquisition - 12,768,949 shares	12,769	276,320	—	—	289,089
Stock option plan - 10,213 shares	11	154	—	—	165
Conversion of Revere stock options - 395,298 options	—	3,611	—	—	3,611
Employee stock purchase plan - 50,189 shares	50	1,259	—	—	1,309
Restricted stock vesting, net of withholding - 46,386 shares	46	(509)	—	—	(463)
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	(2,221)	—	(2,221)
Repurchase of common stock - 820,328 shares	(820)	(24,882)	—	—	(25,702)
Balances at September 30, 2020	$47,026	$845,399	$514,831	$17,493	$1,424,749

Balances at January 1, 2019	$35,531	$606,573	$441,553	$(15,754)	$1,067,903
Net income	—	—	87,976	—	87,976
Other comprehensive income, net of tax	—	—	—	13,046	13,046
Total comprehensive income					101,022
Common stock dividends - $0.88 per share	—	—	(31,509)	—	(31,509)
Stock compensation expense	—	2,259	—	—	2,259
Common stock issued pursuant to:
Director's stock purchase plan - 867 shares	1	29	—	—	30
Stock option plan - 12,222 shares	12	247	—	—	259
Employee stock purchase plan - 27,210 shares	27	752	—	—	779
Restricted stock vesting, net of withholding - 54,789 shares	55	(757)	—	—	(702)
Balances at September 30, 2019	$35,626	$609,103	$498,020	$(2,708)	$1,140,041

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Operating activities:
Net income	$40,291	$87,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,915	10,006
Provision for credit losses	90,158	3,029
Share based compensation expense	2,824	2,259
Tax (expense)/ benefit associated with share based compensation	(162)	75
Deferred income tax expense/ (benefit)	(22,965)	455
Origination of loans held for sale	(1,042,787)	(638,820)
Proceeds from sales of loans held for sale	1,025,610	590,997
Gains on sales of loans held for sale	(17,850)	(8,225)
Losses on sales of other real estate owned	32	173
Investment securities gains	(432)	(20)
Net (increase)/ decrease in accrued interest receivable	(17,243)	1,171
Net (increase)/ decrease in other assets	1,812	(3,997)
Net increase/ (decrease) in accrued expenses and other liabilities	5,173	(4,510)
Other – net	2,922	2,341
Net cash provided by operating activities	82,298	42,910
Investing activities:
(Purchases of)/ proceeds from other equity securities	(6,321)	21,451
Purchases of investments available-for-sale	(529,522)	(83,835)
Proceeds from sales of investments available-for-sale	121,357	—
Proceeds from maturities, calls and principal payments of investments available-for-sale	329,197	141,880
Net increase in loans	(1,107,824)	(25,327)
Proceeds from the sales of other real estate owned	60	324
Cash paid for the acquisition of business activity of RPJ, net of cash acquired	(26,925)	—
Cash acquired in the acquisition of business activity of Revere Bank, net of cash paid	80,466	—
Expenditures for premises and equipment	(3,399)	(4,269)
Net cash provided by/ (used in) investing activities	(1,142,911)	50,224
Financing activities:
Net increase in deposits	1,202,228	579,019
Net increase/ (decrease) in retail repurchase agreements and federal funds purchased	249,101	(201,421)
Proceeds from advances from FHLB	400,000	2,123,000
Repayment of advances from FHLB	(637,982)	(2,454,134)
Retirement of subordinated debt	(10,310)	—
Proceeds from issuance of common stock	1,474	1,068
Stock tendered for payment of withholding taxes	(463)	(702)
Repurchase of common stock	(25,702)	—
Dividends paid	(38,953)	(31,509)
Net cash provided by financing activities	1,139,393	15,321
Net increase in cash and cash equivalents	78,780	108,455
Cash and cash equivalents at beginning of period	146,103	101,481
Cash and cash equivalents at end of period	$224,883	$209,936

Supplemental disclosures:
Interest payments	$47,105	$65,481
Income tax payments, net of refunds of $1,924 in 2020	28,099	23,417
Transfer from loans to other real estate owned	—	414

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Sandy Spring Bancorp, Inc. ("Sandy Spring" or, together with its subsidiaries, the "Company"), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”). Independent and community-oriented, Sandy Spring Bank offers a broad range of commercial banking, retail banking, mortgage services and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. Sandy Spring Bank also offers a comprehensive menu of insurance and wealth management services through its subsidiaries, Sandy Spring Insurance Corporation (“Sandy Spring Insurance”), West Financial Services, Inc. (“West Financial”) and Rembert Pendleton Jackson (“RPJ”).

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2020. With the exception of the adoption of ASC 326 – Financial Instruments – Credit Losses, commonly referred to as Current Expected Credit Losses ("CECL") standard, during the first quarter of 2020, there have been no other significant changes to any of the Company’s accounting policies as disclosed in the 2019 Annual Report on Form 10-K.

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

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, in addition to affecting the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for credit losses and the related allowance, potential impairment of goodwill or other intangible assets, valuation of investment securities and the determination of whether available-for-sale debt securities with fair values less than amortized costs are impaired and require an allowance for credit losses, valuation of other real estate owned, valuation of share based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, the calculation of current and deferred income taxes, and the actuarial projections related to pension expense and the related liability.

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

Loan Financing Receivables
The Company’s financing receivables consist primarily of loans that are stated at their principal balance outstanding, net of any unearned income, acquisition fair value marks and deferred loan origination fees and costs. Interest income on loans is accrued at the contractual rate based on the principal balance outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Loans, except for consumer installment loans, are placed into non-accrual status when any portion of the loan principal or interest becomes 90 days past due. Management may determine that certain circumstances warrant earlier discontinuance of interest accruals on specific loans if an evaluation of other relevant factors (such as bankruptcy, interruption of cash flows, etc.) indicates collection of amounts contractually due is unlikely. These loans are considered, collectively, to be non-performing loans. Consumer installment loans that are not secured by real estate are not placed on non-accrual, but are charged down to their net realizable value when they are four months past due. Loans designated as non-accrual have all previously accrued but unpaid interest reversed. Interest income is not recognized on non-accrual loans. All payments received on non-accrual loans are applied using a cost-recovery method to reduce the outstanding principal balance until the loan returns to accrual status. Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans considered to be TDRs are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured collateral-dependent loans are individually assessed for allowance for credit losses and may either be in accruing or non-accruing status. Non-accruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category if the borrower is no longer experiencing financial difficulty, a re-underwriting event took place, and the revised loan terms of the subsequent restructuring agreement are considered to be consistent with terms that can be obtained in the market for loans with comparable credit risk.

In accordance with provisions of the CARES Act and interagency guidance issued by the federal banking agencies, the Company does not classify COVID-19 short term loan modifications as TDRs, nor are the customers considered delinquent with regard to their deferred payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it was determined upon entry into the program.

Allowance for Credit Losses
The allowance for credit losses (“allowance” or “ACL”) represents an amount which, in management's judgment, is adequate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The allowance is measured and recorded upon the initial recognition of a financial asset. The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision or credit for credit losses, which is recorded as a current period expense.

Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the allowance is reviewed periodically by the Risk Committee of the Board of Directors and formally approved quarterly by that same committee of the Board.

The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates; (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administrations, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations; and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or when the Company determines that the foreclosure is probable. The Company excludes accrued interest from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income as loans are moved to non-accrual status.

Loans are pooled into segments based on the similar risk characteristics of the underlying borrowers, in addition to consideration of collateral type, industry and business purpose of the loans. Portfolio segments used to estimate the allowance are the same as portfolio segments used for general credit risk management purposes. Refer to Note 4 for more details on the Company’s portfolio segments.

The Company applies two calculation methodologies to estimate the collective quantified component of the allowance: discounted cash flows method and weighted average remaining life method. Allowance estimates on commercial acquisition, development and construction (“AD&C”) and residential construction segments are based on the weighted average remaining life method. Allowance estimates on all other portfolio segments are based on the discounted cash flows method. Segments utilizing the discounted cash flows method are further sub-segmented into risk level pools, determined either by risk rating for commercial loans or Beacon Scores ranges for residential and consumer loans. To better manage risk and reasonably determine the sufficiency of reserves, this segregation allows the Company to monitor the allowance component applicable to higher risk loans separate from the remainder of the portfolio. Collective calculation methodologies utilize the Company’s historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a two-year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include: unemployment rate, house price index and number of business bankruptcies. Contractual loan level cash flows within the discounted cash flows methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determines that a foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When a repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When the repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the collateral’s appraised value, less estimated costs to sell. Third party appraisals used in the individual reserve assessment are conducted at least annually with underlying assumptions that are reviewed by management. Third party appraisals may be obtained on a more frequent basis if deemed necessary. Internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s remaining life. The Company may receive updated appraisals which contradict the preliminary determination of fair value used to establish an individual allowance on a loan. In these instances the individual allowance is adjusted to reflect the Company’s evaluation of the updated appraised fair value. In the event a loss was previously confirmed and the loan was charged down to the estimated fair value based on a previous appraisal, the balance of partially charged-off loans are not subsequently increased, but could be further decreased depending on the direction of the change in fair value. Payments on fully or partially charged-off loans are accounted for under the cost-recovery method. Under this method, all payments received are applied on a cash basis to reduce the entire outstanding principal balance, then to recognize a recovery of all previously charged-off amounts before any interest income may be recognized. Based on the individual reserve assessment, if the Company determines that the fair value of the collateral is less than the amortized cost basis of the loan, an individual allowance will be established measured as the difference between the fair value of the collateral (less costs to sell) and the amortized cost basis of the loan. Once a loss has been confirmed, the loan is charged-down to its estimated fair value.

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

The adoption of the CECL standard did not result in a significant change to any other credit risk management and monitoring processes, including identification of past due or delinquent borrowers, non-accrual practices, assessment of troubled debt restructurings or charge-off policies.

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

PCD loans are defined as a loan or pool of loans that have experienced more-than-insignificant credit deterioration since the origination date. The Company uses a combination of individual and pooled review approaches to determine if acquired loans are PCD. At acquisition, the Company considers a number of factors to determine if an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors include:

•loans classified as non-accrual,
•loans with risk rating of special mention or worse (using the Company's risk rating scale),
•loans with multiple risk rating downgrades since origination,
•loans with evidence of being 60 days or more past due,
•loans previously modified in a troubled debt restructuring,
•loans that received an interest only or payment deferral modification, and
•loans in industries that show evidence of additional risk due to economic conditions.

The initial allowance related to PCD loans that share similar risk characteristics is established using a pooled approach. The Company uses either a discounted cash flow or weighted average remaining life method to determine the required level of the allowance. PCD loans that were classified as non-accrual as of the acquisition date and are collateral dependent are assessed for allowance on an individual basis.

For PCD loans, an initial allowance is established on the acquisition date and added to the fair value of the loan to arrive at acquisition date amortized cost. Accordingly, no provision for credit losses is recognized on PCD loans at the acquisition date.

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

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the expected future lease payments over the remaining lease term. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating ROU assets are adjusted for any lease payments made at or before the lease commencement date, initial direct costs, any lease incentives received and, for acquired leases, any favorable or unfavorable fair value adjustments. The present value of the lease liability may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options provided in the lease terms. Lease expense is recognized on a straight-line basis over the expected lease term. Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

Pending Accounting Pronouncements
In March 2020, FASB released Accounting Standards Update (“ASU”) 2020-04 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of LIBOR likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022. The Company has established a cross-functional working group to guide the Company’s transition from LIBOR and has begun efforts to transition to alternative rates consistent with industry timelines. The Company has identified its products that utilize LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates. The Company is evaluating existing platforms and systems and preparing to offer new rates.

In December 2019, FASB released ASU 2019-12 - Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing multiple exceptions to the general principals in Topic 740. The standard is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of this standard to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The acquisition of Revere was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The provisional amount of goodwill recognized as of the Acquisition Date was approximately $0.8 million. If considered necessary, additional adjustments to the fair value measurement of certain accounts, for example loans, may be made until the 12 month measurement period is closed. Any subsequent adjustments to the fair values of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments, as discussed above, will result in adjustments to goodwill within the first 12 months following the Acquisition Date. The goodwill is not expected to be deductible for tax purposes.

The consideration paid for Revere’s common equity and outstanding stock options and the provisional fair values of acquired identifiable assets and assumed identifiable liabilities as of the Acquisition Date were as follows:

(Dollars in thousands, except per share data)	April 1, 2020
Purchase price:
Fair value of common shares issued (12,768,949 shares) based on Sandy Spring's share price of $22.64	$289,089
Fair value of Revere stock options converted to Sandy Spring stock options	3,611
Cash paid for cashed-out Revere stock options	291
Cash for fractional shares	11
Total purchase price	$293,002

Identifiable assets:
Cash and cash equivalents	$80,768
Investments available-for-sale	180,752
Loans	2,502,244
Premises and equipment	3,443
Accrued interest receivable	7,651
Core deposit intangible asset	18,360
Other assets	52,812
Total identifiable assets	$2,846,030

Identifiable liabilities:
Deposits	$2,322,422
Borrowings	205,514
Other liabilities	25,933
Total identifiable liabilities	$2,553,869

Provisional fair value of net assets acquired including identifiable intangible assets	292,161
Provisional resulting goodwill	$841

NOTE 3 – INVESTMENTS
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	September 30, 2020				December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasuries and government agencies	$140,454	$914	$(1,963)	$139,405	$260,294	$887	$(2,686)	$258,495
State and municipal	344,168	9,435	(616)	352,987	229,309	4,377	(37)	233,649
Mortgage-backed and asset-backed	826,450	25,967	(103)	852,314	568,373	3,268	(882)	570,759
Corporate debt	12,112	394	(7)	12,499	9,100	452	—	9,552
Trust preferred	—	—	—	—	310	—	—	310
Total debt securities	1,323,184	36,710	(2,689)	1,357,205	1,067,386	8,984	(3,605)	1,072,765
Marketable equity securities	—	—	—	—	568	—	—	568
Total investments available-for-sale	$1,323,184	$36,710	$(2,689)	$1,357,205	$1,067,954	$8,984	$(3,605)	$1,073,333

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at September 30, 2020 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at September 30, 2020. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity.

The mortgage-backed securities portfolio at September 30, 2020 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($328.7 million), GNMA, FNMA or FHLMC mortgage-backed securities ($455.8 million) or SBA asset-backed securities ($67.8 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time to allow for any anticipated recovery in fair value.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	September 30, 2020
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	7	$—	$—	$91,193	$1,963	$91,193	$1,963
State and municipal	19	57,024	616	—	—	57,024	616
Mortgage-backed and asset-backed	13	28,862	77	7,030	26	35,892	103
Corporate debt	2	3,005	7	—	—	3,005	7
Total	41	$88,891	$700	$98,223	$1,989	$187,114	$2,689

	December 31, 2019
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	12	$133,221	$2,211	$17,911	$475	$151,132	$2,686
State and municipal	3	7,227	37	—	—	7,227	37
Mortgage-backed and asset-backed	35	107,917	508	76,867	374	184,784	882
Total	50	$248,365	$2,756	$94,778	$849	$343,143	$3,605

The estimated fair values and amortized costs of debt securities available-for-sale by contractual maturity at the dates indicated are provided in the following table. The Company has allocated mortgage-backed securities into the four maturity groupings reflected in the following tables using the expected average life of the individual securities based on statistics provided by independent third party industry sources. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2020		December 31, 2019
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. treasuries and government agencies:
One year or less	$28,139	$27,974	$69,799	$69,330
One to five years	11,902	11,380	96,709	96,507
Five to ten years	—	—	—	—
After ten years	99,364	101,100	91,987	94,457
State and municipal:
One year or less	18,663	18,457	33,311	33,054
One to five years	47,558	46,440	76,723	75,432
Five to ten years	59,670	56,731	75,820	73,741
After ten years	227,096	222,540	47,795	47,082
Mortgage-backed and asset-backed:
One year or less	2	2	852	822
One to five years	21,191	20,800	7,125	6,969
Five to ten years	58,878	57,430	55,226	54,799
After ten years	772,243	748,218	507,556	505,783
Corporate debt:
One year or less	—	—	—	—
One to five years	—	—	—	—
Five to ten years	12,499	12,112	9,552	9,100
After ten years	—	—	—	—
Trust preferred:
One year or less	—	—	—	—
One to five years	—	—	—	—
Five to ten years	—	—	—	—
After ten years	—	—	310	310
Total available-for-sale debt securities	$1,357,205	$1,323,184	$1,072,765	$1,067,386

At September 30, 2020 and December 31, 2019, investments available-for-sale with a book value of $421.0 million and $424.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2020 and December 31, 2019.

Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	September 30, 2020	December 31, 2019
Federal Reserve Bank stock	$38,650	$22,559
Federal Home Loan Bank of Atlanta stock	29,201	29,244
Marketable equity securities	677	—
Total equity securities	$68,528	$51,803

NOTE 4 – LOANS
Outstanding loan balances at September 30, 2020 and December 31, 2019, are net of unearned income, including net deferred loan fees of $28.3 million and $1.8 million, respectively. Net deferred loan fees at September 30, 2020, includes $25.5 million related to the loans originated under the Paycheck Protection Program (“PPP”).

The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2020	December 31, 2019
Commercial real estate:
Commercial investor real estate	$3,588,702	$2,169,156
Commercial owner-occupied real estate	1,652,208	1,288,677
Commercial AD&C	994,800	684,010
Commercial business	2,227,246	801,019
Total commercial loans	8,462,956	4,942,862
Residential real estate:
Residential mortgage	1,173,857	1,149,327
Residential construction	175,123	146,279
Consumer	521,999	466,764
Total residential and consumer loans	1,870,979	1,762,370
Total loans	$10,333,935	$6,705,232

The fair value of the financial assets acquired in the Revere acquisition included loans receivable with a gross amortized cost basis of $2.5 billion. Of the loans acquired, the Company identified $974.8 million of loans that were classified as PCD. An initial allowance for credit losses of $18.6 million was recorded through a gross up adjustment to fair values of PCD loans. A fair value premium related to other factors totaled $4.5 million and will amortize to interest income over the remaining life of each loan. Total fair value of PCD loans as of the Acquisition Date was $960.7 million. As of September 30, 2020, the Revere PCD loans had a fair value of $901.9 million, with a remaining unamortized fair value premium of $4.0 million. Of the PCD loans, $11.3 million were non-accruing at the time of acquisition. Refer to Note 1 for more details on factors considered in the PCD assessment.

At the Acquisition Date, non-PCD loans totaled $1.5 billion and had a net fair value premium of $2.1 million, which will amortize to interest income over the remaining life of each loan. As of September 30, 2020, the Revere non-PCD loans had a fair value of $1.4 billion with a remaining unamortized fair value premium of $1.5 million. See Note 1 for more information on the Company’s accounting policy for acquired loans and Note 2 for more information on the Revere acquisition.

Portfolio Segments
The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. These segments are:

•Commercial investor real estate loans - Commercial investor real estate loans consist of loans secured by nonowner-occupied properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. This commercial investor real estate category contains mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.

•Commercial owner-occupied real estate loans - Commercial owner-occupied real estate loans consist of commercial mortgage loans secured by owner occupied properties where an established banking relationship exists and involves a variety of property types to conduct the borrower’s operations. The decision to extend a loan is based upon the borrower’s financial health and the ability of the borrower and the business to repay. The primary source of repayment for this type of loan is the cash flow from the operations of the business.

•Commercial acquisition, development and construction loans - Commercial acquisition, development and construction loans are intended to finance the construction of commercial properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of additional factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

•Commercial business loans - Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of a loan primarily comes from the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. Loans issued under the PPP are also included in this category, a substantial portion of which are expected to be forgiven by the Small Business Administration pursuant to the CARES Act.

•Residential mortgage loans - The residential mortgage loans category contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.

•Residential construction loans - The Company makes residential construction loans generally to provide interim financing on residential property during the construction period. Borrowers are typically individuals who will ultimately occupy the single-family dwelling. Loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections.

•Consumer loans - This category of loans includes primarily home equity loans and lines, installment loans, personal lines of credit, and other loans. The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes. Other consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.

NOTE 5 – CREDIT QUALITY ASSESSMENT
The Company completed the implementation of the CECL standard during the first quarter of 2020. The new guidance requires additional disclosures and introduces certain changes to definitions previously used under allowance for loan losses guidance. Accordingly, the following sections present separate disclosures compliant with the new and the legacy disclosure requirements.

Allowance for Credit Losses
Summary information on the allowance for credit loss activity for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Balance at beginning of period	$56,132	$53,486
Initial allowance on PCD loans at adoption of ASC 326	2,762	—
Transition impact of adopting ASC 326	2,983	—
Initial allowance on acquired Revere PCD loans	18,628	—
Provision for credit losses	90,158	3,029
Loan charge-offs	(1,255)	(2,101)
Loan recoveries	906	578
Net charge-offs	(349)	(1,523)
Balance at period end	$170,314	$54,992

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	September 30, 2020	December 31, 2019
Collateral dependent loans individually evaluated for credit loss with an allowance	$25,823	$15,333
Collateral dependent loans individually evaluated for credit loss without an allowance	30,299	9,440
Total individually evaluated collateral dependent loans	$56,122	$24,773

Allowance for credit losses related to loans evaluated individually	$8,263	$5,501
Allowance for credit losses related to loans evaluated collectively	162,051	50,631
Total allowance for credit losses	$170,314	$56,132

The below section presents allowance for credit losses disclosures in line with the new CECL disclosure requirements.

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2020
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$18,407	$6,884	$7,590	$11,395	$8,803	$967	$2,086	$56,132
Initial allowance on PCD loans at adoption of ASC 326	1,114	—	—	1,549	—	—	99	2,762
Transition impact of adopting ASC 326	(3,125)	387	2,576	2,988	(388)	(275)	820	2,983
Initial allowance on acquired Revere PCD loans	7,973	2,782	1,248	6,289	243	6	87	18,628
Provision for credit losses	30,884	9,600	7,377	34,671	3,595	761	3,270	90,158
Charge-offs	(23)	—	—	(429)	(420)	—	(383)	(1,255)
Recoveries	6	—	—	696	78	5	121	906
Net recoveries (charge-offs)	(17)	—	—	267	(342)	5	(262)	(349)
Balance at end of period	$55,236	$19,653	$18,791	$57,159	$11,911	$1,464	$6,100	$170,314

Total loans	$3,588,702	$1,652,208	$994,800	$2,227,246	$1,173,857	$175,123	$521,999	$10,333,935
Allowance for credit losses to total loans ratio	1.54%	1.19%	1.89%	2.57%	1.01%	0.84%	1.17%	1.65%

Balance of loans individually evaluated for credit loss	$27,508	$6,511	$1,678	$18,728	$1,333	$—	$364	$56,122
Allowance related to loans evaluated individually	$2,537	$22	$603	$5,101	$—	$—	$—	$8,263
Individual allowance to loans evaluated individually ratio	9.22%	0.34%	35.94%	27.24%	—%	—	—	14.72%

Balance of loans collectively evaluated for credit loss	$3,561,194	$1,645,697	$993,122	$2,208,518	$1,172,524	$175,123	$521,635	$10,277,813
Allowance related to loans evaluated collectively	$52,699	$19,631	$18,188	$52,058	$11,911	$1,464	$6,100	$162,051
Collective allowance to loans evaluated collectively ratio	1.48%	1.19%	1.83%	2.36%	1.02%	0.84%	1.17%	1.58%

The following table presents collateral dependent loans individually evaluated for credit loss with the associated allowances for credit losses by the applicable portfolio segment:

	September 30, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$14,267	$—	$1,678	$6,112	$—	$—	$—	$22,057
Restructured accruing	—	—	—	938	—	—	—	938
Restructured non-accruing	724	853	—	1,251	—	—	—	2,828
Balance	$14,991	$853	$1,678	$8,301	$—	$—	$—	$25,823

Allowance	$2,537	$22	$603	$5,101	$—	$—	$—	$8,263

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$11,417	$4,194	$—	$10,007	$—	$—	$—	$25,618
Restructured accruing	724	—	—	131	1,061	—	—	1,916
Restructured non-accruing	376	1,464	—	289	272	—	364	2,765
Balance	$12,517	$5,658	$—	$10,427	$1,333	$—	$364	$30,299

Total individually evaluated loans:
Non-accruing	$25,684	$4,194	$1,678	$16,119	$—	$—	$—	$47,675
Restructured accruing	724	—	—	1,069	1,061	—	—	2,854
Restructured non-accruing	1,100	2,317	—	1,540	272	—	364	5,593
Balance	$27,508	$6,511	$1,678	$18,728	$1,333	$—	$364	$56,122

Total unpaid contractual principal balance	$33,452	$10,203	$1,678	$27,171	$2,683	$—	$364	$75,551

The following table presents average principal balance of total non-accrual loans, contractual interest due and interest income recognized on a cash basis on non-accrual loans for the periods indicated below:

	September 30, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$22,254	$5,366	$1,573	$14,932	$11,990	$—	$6,497	$62,612
Contractual interest income due on non- accrual loans during the period	$1,496	$368	$67	$750	$447	$—	$292	$3,420

There was no interest income recognized on non-accrual loans during the nine months ended September 30, 2020. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the nine months ended September 30, 2020 new loans placed on non-accrual status totaled $30.5 million and the related amount of reversed uncollected accrued interest was $0.3 million.

The below section presents historical allowance for loan losses disclosures in line with the legacy disclosure requirements.

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Year Ended December 31, 2019
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$17,603	$6,307	$5,944	$11,377	$8,881	$1,261	$2,113	$53,486
Provision (credit)	788	577	1,418	1,164	474	(302)	565	4,684
Charge-offs	—	—	—	(1,195)	(690)	—	(783)	(2,668)
Recoveries	16	—	228	49	138	8	191	630
Net recoveries (charge-offs)	16	—	228	(1,146)	(552)	8	(592)	(2,038)
Balance at end of period	$18,407	$6,884	$7,590	$11,395	$8,803	$967	$2,086	$56,132

Total loans	$2,169,156	$1,288,677	$684,010	$801,019	$1,149,327	$146,279	$466,764	$6,705,232
Allowance for loan losses to total loans ratio	0.85%	0.53%	1.11%	1.42%	0.77%	0.66%	0.45%	0.84%

Balance of loans specifically evaluated for impairment	$9,212	$4,148	$829	$8,867	$1,717	$—	$—	$24,773
Allowance for loans specifically evaluated for impairment	$1,529	$23	$132	$3,817	$—	$—	$—	$5,501
Specific allowance to specific loans ratio	16.60%	0.55%	15.92%	43.05%	—	—	—	22.21%

Balance of loans collectively evaluated	$2,150,400	$1,284,529	$683,181	$789,613	$1,147,602	$146,279	$465,771	$6,667,375
Allowance for loans collectively evaluated	$16,878	$6,861	$7,458	$7,578	$8,803	$967	$2,086	$50,631
Collective allowance to collective loans ratio	0.78%	0.53%	1.09%	0.96%	0.77%	0.66%	0.45%	0.76%

Balance of loans acquired with deteriorated credit quality	$9,544	$—	$—	$2,539	$8	$—	$993	$13,084
Allowance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Allowance to loan acquired with deteriorated credit quality ratio	—	—	—	—	—	—	—	—

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the unpaid contractual principal balance of the impaired loans:

	December 31, 2019
	Commercial Real Estate					Total Recorded Investment in Impaired Loans
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans
Impaired loans with a specific allowance:
Non-accruing	$5,448	$767	$829	$5,608	$—	$12,652
Restructured accruing	—	—	—	266	—	266
Restructured non-accruing	437	122	—	1,856	—	2,415
Balance	$5,885	$889	$829	$7,730	$—	$15,333

Allowance	$1,529	$23	$132	$3,817	$—	$5,501

Impaired loans without a specific allowance:
Non-accruing	$2,552	$1,522	$—	$114	$—	$4,188
Restructured accruing	775	—	—	151	1,444	2,370
Restructured non-accruing	—	1,737	—	872	273	2,882
Balance	$3,327	$3,259	$—	$1,137	$1,717	$9,440

Total impaired loans:
Non-accruing	$8,000	$2,289	$829	$5,722	$—	$16,840
Restructured accruing	775	—	—	417	1,444	2,636
Restructured non-accruing	437	1,859	—	2,728	273	5,297
Balance	$9,212	$4,148	$829	$8,867	$1,717	$24,773

Unpaid principal balance in total impaired loans	$13,805	$6,072	$829	$11,296	$2,618	$34,620

	December 31, 2019
	Commercial Real Estate					Total Recorded Investment in Impaired Loans
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans
Average impaired loans for the period	$7,565	$4,390	$2,052	$7,781	$1,577	$23,365
Contractual interest income due on impaired loans during the period	$786	$258	$127	$648	$128	$1,947
Interest income on impaired loans recognized on an accrual basis	$39	$—	$—	$62	$68	$169

Credit Quality
The following section provides information on the credit quality of the loan portfolio under the new CECL disclosure requirements:

	For the Nine Months Ended September 30, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$8,437	$4,148	$829	$8,450	$12,661	$—	$4,107	$38,632
PCD loans designated as non-accrual (1)	9,544	—	—	2,539	8	—	993	13,084
Loans placed on non-accrual	9,437	3,425	2,128	10,988	896	—	3,677	30,551
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	(23)	—	—	(386)	(351)	—	(121)	(881)
Net payments or draws	(611)	(961)	(1,279)	(3,052)	(1,058)	—	(1,028)	(7,989)
Non-accrual loans brought current	—	(101)	—	(880)	(860)	—	(135)	(1,976)
Balance at end of period	$26,784	$6,511	$1,678	$17,659	$11,296	$—	$7,493	$71,421
(1)Upon the adoption of the CECL standard, the Company transitioned from closed pool level accounting for PCI loans during the first quarter of 2020. Non-accrual loans are determined based on the individual loan level and aggregated for reporting.

	September 30, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$3,555,815	$1,643,589	$991,086	$2,198,943	$1,155,016	$169,766	$507,336	$10,221,551
30-59 days	4,181	2,108	1,634	8,862	5,197	3,167	5,039	30,188
60-89 days	1,198	—	402	620	967	2,190	2,130	7,507
Total performing loans	3,561,194	1,645,697	993,122	2,208,425	1,161,180	175,123	514,505	10,259,246
Non-performing loans:
Non-accrual loans	26,784	6,511	1,678	17,659	11,296	—	7,493	71,421
Loans greater than 90 days past due	—	—	—	93	320	—	1	414
Restructured loans	724	—	—	1,069	1,061	—	—	2,854
Total non-performing loans	27,508	6,511	1,678	18,821	12,677	—	7,494	74,689
Total loans	$3,588,702	$1,652,208	$994,800	$2,227,246	$1,173,857	$175,123	$521,999	$10,333,935

The credit quality indicators for commercial loans are developed through review of individual borrowers on an ongoing basis. Each borrower is evaluated at least annually with more frequent evaluation of more severely criticized loans. The indicators represent the rating for loans as of the date presented is based on the most recent credit review performed. These credit quality indicators are defined as follows:

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

The following table provides information about credit quality indicators by the year of origination:

	September 30, 2020
	Term Loans by Origination Year						Revolving
(In thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial Investor R/E:
Pass	$675,314	$799,088	$466,850	$501,591	$493,003	$566,433	$31,413	$3,533,692
Special Mention	5,049	1,617	19,026	232	271	1,873	—	28,068
Substandard	494	3,020	—	7,101	682	15,645	—	26,942
Doubtful	—	—	—	—	—	—	—	—
Total	$680,857	$803,725	$485,876	$508,924	$493,956	$583,951	$31,413	$3,588,702

Commercial Owner-Occupied R/E:
Pass	$207,879	$392,597	$248,942	$203,649	$209,218	$356,393	$1,812	$1,620,490
Special Mention	2,324	4,124	5,505	5,381	137	5,307	—	22,778
Substandard	493	870	788	465	222	5,863	—	8,701
Doubtful	—	—	—	—	—	239	—	239
Total	$210,696	$397,591	$255,235	$209,495	$209,577	$367,802	$1,812	$1,652,208

Commercial AD&C:
Pass	$356,246	$292,303	$169,833	$62,582	$6,711	$2,377	$83,756	$973,808
Special Mention	1,710	—	—	13,658	—	—	—	15,368
Substandard	1,127	1,554	—	100	2,843	—	—	5,624
Doubtful	—	—	—	—	—	—	—	—
Total	$359,083	$293,857	$169,833	$76,340	$9,554	$2,377	$83,756	$994,800

Commercial Business:
Pass	$1,190,428	$215,772	$149,231	$97,275	$37,641	$88,653	$410,116	$2,189,116
Special Mention	249	3,517	1,462	18	1,467	2,210	4,365	13,288
Substandard	2,050	3,242	3,287	1,713	2,353	2,070	1,708	16,423
Doubtful	114	1,042	950	36	1,309	1,987	2,981	8,419
Total	$1,192,841	$223,573	$154,930	$99,042	$42,770	$94,920	$419,170	$2,227,246

Residential Mortgage:
Beacon score:
660-850	$169,476	$69,350	$164,196	$207,953	$153,302	$285,639	$—	$1,049,916
600-659	4,235	11,924	12,136	13,559	9,753	24,752	—	76,359
540-599	321	1,833	5,089	2,722	3,507	9,270	—	22,742
less than 540	391	1,739	6,049	1,367	2,769	12,525	—	24,840
Total	$174,423	$84,846	$187,470	$225,601	$169,331	$332,186	$—	$1,173,857

Residential Construction:
Beacon score:
660-850	$79,897	$66,861	$19,900	$3,963	$1,736	$—	$—	$172,357
600-659	987	904	—	—	369	—	—	2,260
540-599	—	—	—	—	—	—	—	—
less than 540	506	—	—	—	—	—	—	506
Total	$81,390	$67,765	$19,900	$3,963	$2,105	$—	$—	$175,123

Consumer:
Beacon score:
660-850	$2,561	$5,345	$5,327	$2,297	$2,772	$23,023	$420,848	$462,173
600-659	608	747	286	452	1,076	5,090	20,555	28,814
540-599	49	433	260	93	503	3,101	8,141	12,580
less than 540	742	521	608	1,053	761	3,113	11,634	18,432
Total	$3,960	$7,046	$6,481	$3,895	$5,112	$34,327	$461,178	$521,999

Total loans	$2,703,250	$1,878,403	$1,279,725	$1,127,260	$932,405	$1,415,563	$997,329	$10,333,935

The following section provides historical information on the credit quality of the loan portfolio under the legacy disclosure requirements:

	December 31, 2019
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Non-performing loans and assets:
Non-accrual loans	$8,437	$4,148	$829	$8,450	$12,661	$—	$4,107	$38,632
Loans 90 days past due	—	—	—	—	—	—	—	—
Restructured loans	775	—	—	417	1,080	—	364	2,636
Total non-performing loans	9,212	4,148	829	8,867	13,741	—	4,471	41,268
Other real estate owned	409	—	665	39	305	—	64	1,482
Total non-performing assets	$9,621	$4,148	$1,494	$8,906	$14,046	$—	$4,535	$42,750

	December 31, 2019
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Past due loans:
30-59 days	$932	$316	$—	$908	$14,853	$280	$2,697	$19,986
60-89 days	—	—	—	370	4,541	1,334	1,517	7,762
> 90 days	—	—	—	—	—	—	—	—
Total past due	932	316	—	1,278	19,394	1,614	4,214	27,748
Non-accrual loans	8,437	4,148	829	8,450	12,661	—	4,107	38,632
Loans acquired with deteriorated credit quality	9,544	—	—	2,539	8	—	993	13,084
Current loans	2,150,243	1,284,213	683,181	788,752	1,117,264	144,665	457,450	6,625,768
Total loans	$2,169,156	$1,288,677	$684,010	$801,019	$1,149,327	$146,279	$466,764	$6,705,232

	December 31, 2019
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Total
Pass	$2,146,971	$1,278,337	$683,181	$783,909	$4,892,398
Special Mention	3,189	2,284	—	2,487	7,960
Substandard	18,996	8,056	829	14,623	42,504
Doubtful	—	—	—	—	—
Total	$2,169,156	$1,288,677	$684,010	$801,019	$4,942,862

	December 31, 2019
	Residential Real Estate
(In thousands)	Residential Mortgage	Residential Construction	Consumer	Total
Performing	$1,135,586	$146,279	$462,293	$1,744,158
Non-performing:				—
90 days past due	—	—	—	—
Non-accruing	12,661	—	4,107	16,768
Restructured loans	1,080	—	364	1,444
Total	$1,149,327	$146,279	$466,764	$1,762,370

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Nine Months Ended September 30, 2020
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$322	$—	$322
Restructured non-accruing	723	930	—	808	—	2,461
Balance	$723	$930	$—	$1,130	$—	$2,783

Specific allowance	$49	$19	$—	$867	$—	$935

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2019
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$775	$—	$—	$170	$364	$1,309
Restructured non-accruing	789	—	—	261	—	1,050
Balance	$1,564	$—	$—	$431	$364	$2,359

Specific allowance	$205	$—	$—	$196	$—	$401

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

During the nine months ended September 30, 2020, the Company restructured $2.8 million in loans that were designated as TDRs. TDRs are subject to periodic credit reviews to determine the necessity and adequacy of an individual loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured as TDRs during the nine months ended September 30, 2020 had individual reserves of $0.9 million. For the year ended December 31, 2019, the Company restructured $2.4 million in loans. Loans restructured as TDRs during 2019 had individual reserves of $0.4 million at December 31, 2019. During both the nine months ended September 30, 2020 and for the year ended December 31, 2019 TDR modifications consisted principally of interest rate concessions, and did not result in the reduction of the recorded investment in the associated loan balances. The commitments to lend additional funds on loans that have been restructured at September 30, 2020 and December 31, 2019 were not significant.

Other Real Estate Owned
Other real estate owned ("OREO") totaled $1.4 million and $1.5 million at September 30, 2020 and December 31, 2019, respectively. There was one consumer mortgage loan secured by residential real estate property in the total amount of $0.1 million for which formal foreclosure proceedings were in process as of September 30, 2020.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	September 30, 2020			Weighted Average Remaining Life	December 31, 2019			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(6,841)	$22,197	8.7 years	$10,678	$(3,689)	$6,989	8.0 years
Other identifiable intangibles	13,906	(1,928)	11,978	10.9 years	1,478	(626)	852	9.7 years
Total amortizing intangible assets	$42,944	$(8,769)	$34,175		$12,156	$(4,315)	$7,841

Goodwill	$370,549		$370,549		$347,149		$347,149

The table above reflects an additional $18.4 million in core deposit intangible asset related to the Revere acquisition that is amortizing over 9.67 years.

The amount of goodwill by reportable segment is presented in the following table:

(In thousands)	Community Banking	Insurance	Investment Management	Total
Balance December 31, 2019	$331,173	$6,788	$9,188	$347,149
Acquisition of Rembert Pendleton Jackson	—	—	22,559	22,559
Acquisition of Revere Bank	841	—	—	841
Balance September 30, 2020	$332,014	$6,788	$31,747	$370,549

The table above includes the estimated amount of goodwill resulting from the Revere acquisition that was recorded as of September 30, 2020. See Note 2 for additional information on the Revere acquisition.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining for 2020	$1,654
2021	6,600
2022	5,845
2023	5,089
2024	4,333
Thereafter	10,654
Total amortizing intangible assets	$34,175

NOTE 7 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2020	December 31, 2019
Noninterest-bearing deposits	$3,458,804	$1,892,052
Interest-bearing deposits:
Demand	1,137,000	836,433
Money market savings	3,104,600	1,839,593
Regular savings	396,280	329,919
Time deposits of less than $100,000	545,903	463,431
Time deposits of $100,000 or more	1,322,382	1,078,891
Total interest-bearing deposits	6,506,165	4,548,267
Total deposits	$9,964,969	$6,440,319

The Company acquired $2.3 billion of deposits in the Revere acquisition, including approximately $752.4 million of certificates of deposit with a fair value premium adjustment of $14.7 million amortizing over a total life of 5 years. As of September 30, 2020, $9.8 million of the fair value premium remained unamortized.

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

In conjunction with the acquisition of WashingtonFirst Bankshares, Inc. ("WashingtonFirst"), the Company assumed $25.0 million in subordinated debt with an associated purchase premium at acquisition of $2.2 million, which will be amortized over the contractual life of the obligation. The subordinated debt has a ten year term, maturing on October 15, 2025, is non-callable until October 15, 2020 and currently bears a fixed interest rate of 6.00% per annum, payable semi-annually. Beginning on October 5, 2020, the interest rate resets quarterly to an amount equal to 3 month LIBOR plus 467 basis points. The entire amount of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

Also in conjunction with the acquisition of WashingtonFirst, the Company assumed $10.3 million in callable junior subordinated debt securities with an associated purchase premium at acquisition of $0.1 million that will amortize over the contractual life of the obligation. During the first quarter of 2020, the Company redeemed all $10.3 million of the outstanding principal balance of the callable junior subordinated debt securities.

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

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	September 30, 2020	December 31, 2019
Fixed to floating rate sub debt, 4.25%	$175,000	$175,000
WashingtonFirst sub debt, 6.00%	25,000	25,000
Revere fixed to floating rate sub debt, 5.625%	31,000	—
Total Sub debt	231,000	200,000
Add: Purchase accounting premium	1,954	1,894
Less: Debt issuance costs	(2,654)	(2,885)
Net sub debt	230,300	199,009
WashingtonFirst callable junior subordinated debt	—	10,310
Add: Purchase accounting premium	—	87
Net WashingtonFirst callable junior subordinated debt	—	10,397
Long-term borrowings	$230,300	$209,406

Other Borrowings
At September 30, 2020 and December 31, 2019, the Company had $142.3 million and $138.6 million, respectively, of outstanding retail repurchase agreements. The Company had $70.0 million and $75.0 million of outstanding federal funds purchased at September 30, 2020 and December 31, 2019, respectively. During the quarter ended September 30, 2020, the Company repaid $594.6 million of Paycheck Protection Program Liquidity Facility ("PPPLF") borrowings, which were used to fund PPP loans issued during the prior quarter. At September 30, 2020, $250.4 million in PPPLF borrowings remained outstanding. The Company had $837.7 million available to borrow under the PPPLF at September 30, 2020. Amounts borrowed under the PPPLF are required to be repaid as the Company’s PPP loans are repaid or forgiven.

At September 30, 2020 and December 31, 2019, the Company had $444.2 million and $513.8 million, respectively, of advances from the Federal Home Loan Bank of Atlanta (“FHLB”). During the second quarter of 2020, the Company assumed $168.4 million of FHLB advances in connection with the acquisition of Revere, with a fair value premium of $5.8 million recorded at acquisition. During the quarter ended June 30, 2020, the Company prepaid $115.4 million of the acquired advances and recognized a prepayment penalty of $5.9 million, which was reflected in Other expenses in the Condensed Consolidated Statements of Income. Also in connection with the prepayment, the Company recognized the remaining unamortized fair value premium of $5.8 million on those prepaid advances, which was reflected in Interest on advances from FHLB in the Condensed Consolidated Statements of Income. The remaining $53.0 million of acquired Revere FHLB advances, which were not prepaid, matured during the quarter ended June 30, 2020.

At September 30, 2020, the Company had an available line of credit with the FHLB under which its borrowings are limited to $2.3 billion based on pledged collateral at prevailing market interest rates, with $444.2 million borrowed against it at September 30, 2020. At December 31, 2019, lines of credit with the FHLB totaled $2.4 billion based on pledged collateral with $513.8 million borrowed against the line. Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.0 billion, commercial real estate loans amounting to $2.7 billion, home equity lines of credit (“HELOC”) amounting to $227.0 million, and multifamily loans amounting to $235.7 million at September 30, 2020, as collateral under the borrowing agreement with the FHLB. At December 31, 2019, the Company had pledged collateral of qualifying mortgage loans of $1.0 billion, commercial real estate loans of $1.9 billion, HELOC loans of $266.8 million, and multifamily loans of $109.7 million under the FHLB borrowing agreement. The Company also had lines of credit available from the Federal Reserve Bank and correspondent banks of $366.5 million and $463.3 million at September 30, 2020 and December 31, 2019, respectively, collateralized by loans. In addition, the Company had unsecured lines of credit with correspondent banks of $780.0 million and $730.0 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the Company had $70.0 million outstanding borrowings against these unsecured lines of credit.

NOTE 9 – STOCKHOLDERS' EQUITY
The Company’s Board of Directors approved a stock repurchase plan in December 2018 that permits the repurchase of up to 1,800,000 shares of common stock. For the nine months ended September 30, 2020, the Company repurchased and retired 820,328 shares of its common stock at an average price of $31.33 per share. The Company did not repurchase shares during the three months ended September 30, 2020. Cumulatively under the program, as of September 30, 2020, the Company has repurchased and retired 1,488,519 common shares for the total cost of $50.0 million under the current repurchase plan.

On April 1, 2020, to facilitate the acquisition of Revere and as previously approved by the Company’s Board of Directors, the Company issued an additional 12,768,949 shares of the Company’s common stock at $22.64 per share. See to Note 2 for additional information on the acquisition of Revere.

NOTE 10 – SHARE BASED COMPENSATION
At September 30, 2020, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 908,499 are available for issuance at September 30, 2020, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven or ten years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $1.0 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and of $2.8 million and $2.1 million, for the nine months ended September 30, 2020 and 2019, respectively, related to the awards of stock options, restricted stock grants, restricted stock unit grants and performance share unit grants. The total of unrecognized compensation cost related to stock options was not significant as of September 30, 2020, and is expected to be recognized within one year. The fair value of the options vested during the nine months ended September 30, 2020 and 2019, was $0.1 million and $0.2 million, respectively. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $9.1 million as of September 30, 2020. That cost is expected to be recognized over a weighted average period of approximately 2.8 years.

The Company did not grant restricted shares, restricted stock units and performance share units during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company granted 246,015 restricted shares, restricted stock units and performance share units, of which 44,905 units are subject to achievement of certain performance conditions measured over a three year performance period and 201,110 of restricted shares or units subject to a three- or five-year vesting schedule. The Company issued 395,298 stock options at a weighted average grant-date fair value of $9.14 during the second quarter of 2020, due to a conversion of stock options held prior to the Acquisition Date by Revere employees. The fair value of the options issued were considered part of the consideration transferred and were therefore recorded as an adjustment to goodwill. See Note 2 for additional information on the acquisition of Revere. The Company did not grant any stock options under the Omnibus Incentive Plan during the three or nine months ended September 30, 2020

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at Balance at January 1, 2020	65,279	$31.34		$485
Granted	—	$—
Converted options from Revere acquisition	395,298	$12.27
Exercised	(10,213)	$16.07		$123
Forfeited	(765)	$39.02
Expired	(703)	$28.26
Balance at September 30, 2020	448,896	$14.89	3.1	$4,383

Exercisable at September 30, 2020	444,132	$14.64	3.1	$4,383

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at Non-vested at January 1, 2020	226,502	$35.43
Granted	246,015	$25.82
Vested	(66,533)	$34.38
Forfeited/ cancelled	(9,363)	$43.71
Non-vested at September 30, 2020	396,621	$29.45

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest cost on projected benefit obligation	$359	$403	$1,078	$1,207
Expected return on plan assets	(456)	(412)	(1,368)	(1,236)
Recognized net actuarial loss	219	264	656	794
Net periodic benefit cost	$122	$255	$366	$765

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of Plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. After consideration of these factors, the Company has not made a contribution during the nine months ended September 30, 2020. Management continues to monitor the funding level of the Plan and may make additional contributions as necessary during 2020.

NOTE 12 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2020	2019	2020	2019
Net income	$44,642	$29,383	$40,291	$87,976
Distributed and undistributed earnings allocated to participating securities	373	186	317	570
Net income attributable to common shareholders	$44,269	$29,197	$39,974	$87,406

Total weighted average outstanding shares	47,415	35,850	43,261	35,829
Less: Weighted average participating securities	397	228	355	237
Basic weighted average common shares	47,018	35,622	42,906	35,592
Dilutive weighted average common stock equivalents	157	50	165	50
Diluted weighted average common shares	47,175	35,672	43,071	35,642

Basic net income per common share	$0.94	$0.82	$0.93	$2.46
Diluted net income per common share	$0.94	$0.82	$0.93	$2.45

Anti-dilutive shares	37	8	22	10

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME/ (LOSS)
Comprehensive income/ (loss) is defined as net income/ (loss) plus transactions and other occurrences that are the result of non-owner changes in equity. For Condensed Consolidated Financial Statements presented for the Company, non-owner changes in equity are comprised of unrealized gains or losses on investments available-for-sale and any minimum pension liability adjustments.

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2020	$4,000	$(8,332)	$(4,332)
Other comprehensive income before reclassification, net of tax	21,650	—	21,650
Reclassifications from accumulated other comprehensive income, net of tax	(322)	497	175
Current period change in other comprehensive income, net of tax	21,328	497	21,825
Balance at September 30, 2020	$25,328	$(7,835)	$17,493

(In thousands)	Unrealized Gains/ (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2019	$(6,630)	$(9,124)	$(15,754)
Other comprehensive income before reclassification, net of tax	12,475	—	12,475
Reclassifications from accumulated other comprehensive income, net of tax	(15)	586	571
Current period change in other comprehensive income, net of tax	12,460	586	13,046
Balance at September 30, 2019	$5,830	$(8,538)	$(2,708)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Unrealized gains on investments available-for-sale:
Affected line item in the Statements of Income:
Investment securities gains	$432	$20
Income before taxes	432	20
Tax expense	(110)	(5)
Net income	$322	$15

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$(656)	$(794)
Loss before taxes	(656)	(794)
Tax benefit	159	208
Net loss	$(497)	$(586)
(1)This amount is included in the computation of net periodic benefit cost. See Note 11 for additional information on the pension plan.

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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of lease expense:
Operating lease cost (resulting from lease payments)	$3,154	$2,912	$9,281	$8,605

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$4,158	$2,349	$10,160	$6,653
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$—	$—	$—	$—
Acquisitions	$—	$—	$7,720	$—

			September 30, 2020	December 31, 2019
Supplemental balance sheet information related to leases:
Operating lease ROU assets			$67,554	$69,320
Operating lease liabilities			$77,506	$76,871

Other information related to leases:
Weighted average remaining lease term of operating leases			9.6 years	10.4 years
Weighted average discount rate of operating leases			3.10%	3.28%

The Company added two locations from the acquisition of RPJ during the first quarter of 2020. The associated new ROU assets obtained in exchange for lease obligations totaled $0.3 million.

On April 1, 2020, in conjunction with the acquisition of Revere, the Company added 15 additional operating leases (at 12 locations), one of which is expected to commence operations in 2021. The associated new ROU assets of $7.4 million obtained in exchange for lease obligations of $8.7 million was recorded at the close of the acquisition. The ROU assets recorded at acquisition included $1.1 million for acquisition related unfavorable fair value marks and a tenant allowance of $0.2 million. During the three months ended June 30, 2020, subsequent to and resulting from the acquisition, the Company determined that due to market overlap and other synergies, the Company would more-likely-than-not terminate seven of the acquired leases, comprised of six branch locations and one office space location. The decision resulted in an impairment charge of $2.3 million, which was recorded to Merger and acquisition expense in the Condensed Consolidated Statements of Income during the second quarter of 2020. The Company estimated the fair value of the leases to be equal to the cash payments remaining between the impairment date and the anticipated abandonment date.

At September 30, 2020, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining for 2020	$3,280
2021	12,634
2022	11,029
2023	10,882
2024	9,064
Thereafter	44,407
Total undiscounted lease payments	91,296
Less: Present value discount	(13,790)
Lease Liability	$77,506

The Company recognized a lease liability of $2.1 million and ROU asset of $1.4 million for one additional operating lease that has not yet commenced operations at September 30, 2020, and is expected to commence operations in 2021. This ROU asset includes approximately $0.2 million of tenant allowance for improvements to the space and $0.5 million for an acquisition related unfavorable fair market value adjustment. The Company does not have any lease arrangements with any of its related parties as of September 30, 2020.

NOTE 15 – DERIVATIVES
The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and, therefore, has no credit risk. The notional value of the swaps outstanding was $240.1 million with a fair value of $10.2 million as of September 30, 2020 compared to $204.7 million with a fair value of $2.5 million as of December 31, 2019. The swap positions are offset to minimize the potential impact on the Company’s Condensed Consolidated Financial Statements. Fair values of the swaps are carried as both gross assets and gross liabilities in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. The associated net gains and losses on the swaps are recorded in Other income in the Condensed Consolidated Statements of Income.

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

Assets and Liabilities
Residential mortgage loans held for sale
Residential mortgage loans held for sale are valued based on quotations from the secondary market for similar instruments and are classified as Level 2 in the fair value hierarchy.

Investments available-for-sale
U.S. treasuries and government agencies securities and mortgage-backed and asset-backed securities
Valuations are based on active market data and use of evaluated broker pricing models that vary based by asset class and includes available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, descriptive terms, and databases coupled with extensive quality control programs. Quality control evaluation processes use available market, credit and deal level information to support the evaluation of the security. Additionally, proprietary models and pricing systems, mathematical tools, actual transacted prices, integration of market developments and experienced evaluators are used to determine the value of a security based on a hierarchy of market information regarding a security or securities with similar characteristics. The Company does not adjust the quoted price for such securities. Such instruments are classified within Level 2 in the fair value hierarchy.

State and municipal securities
The Company primarily uses prices obtained from third-party pricing services to determine the fair value of securities. The Company independently evaluates and corroborates the fair value received from pricing services through various methods and techniques, including references to dealer or other market quotes, by reviewing valuations of comparable instruments, and by comparing the prices realized on the sale of similar securities. Such securities are classified within Level 2 in the fair value hierarchy.

Corporate debt
The fair value of corporate debt is determined by utilizing a discounted cash flow valuation technique employed by a third-party valuation specialist. The third-party specialist uses assumptions related to yield, prepayment speed, conditional default rates and loss severity based on certain factors such as, credit worthiness of the counterparty, prevailing market rates, and analysis of similar securities. The Company evaluates the fair values provided by the third-party specialist for reasonableness and classifies them as level 3 in the fair value hierarchy.

Interest rate swap agreements
Interest rate swap agreements are measured by alternative pricing sources using a discounted cash flow method that incorporates current market interest rates. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets. These characteristics classify interest rate swap agreements as Level 2 in the fair value hierarchy.

Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2020
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$88,728	$—	$88,728
Investments available-for-sale:
U.S. treasuries and government agencies	—	139,405	—	139,405
State and municipal	—	352,987	—	352,987
Mortgage-backed and asset-backed	—	852,314	—	852,314
Corporate debt	—	—	12,499	12,499
Total investments available-for-sale	—	1,344,706	12,499	1,357,205
Interest rate swap agreements	—	10,223	—	10,223
Total assets	$—	$1,443,657	$12,499	$1,456,156

Liabilities:
Interest rate swap agreements	$—	$(10,223)	$—	$(10,223)
Total liabilities	$—	$(10,223)	$—	$(10,223)
 (1) The outstanding principal balance for residential loans held for sale as of September 30, 2020 was $85.8 million.

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale	$—	$53,701	$—	$53,701
Investments available-for-sale:
U.S. treasuries and government agencies	—	258,495	—	258,495
State and municipal	—	233,649	—	233,649
Mortgage-backed and asset-backed	—	570,759	—	570,759
Corporate debt	—	—	9,552	9,552
Trust preferred	—	—	310	310
Total debt securities	—	1,062,903	9,862	1,072,765
Marketable equity securities	—	568	—	568
Total investments available-for-sale	—	1,063,471	9,862	1,073,333
Interest rate swap agreements	—	2,507	—	2,507
Total assets	$—	$1,119,679	$9,862	$1,129,541

Liabilities:
Interest rate swap agreements	$—	$(2,507)	$—	$(2,507)
Total liabilities	$—	$(2,507)	$—	$(2,507)
 (1) The outstanding principal balance for residential loans held for sale as of December 31, 2019 was $52.6 million.

The following table provides a change in the fair value of assets measured in the Condensed Consolidated Statements of Condition at fair value with significant unobservable inputs (Level 3) on a recurring basis for the period indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2020	$9,862
Additions of Level 3 assets	3,050
Sales of Level 3 assets	(349)
Total unrealized loss included in other comprehensive income/ (loss)	(64)
Balance at September 30, 2020	$12,499

Assets Measured at Fair Value on a Nonrecurring Basis
The following tables set forth the Company’s financial assets subject to fair value adjustments on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2020
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans	$—	$—	$14,325	$14,325	$(11,326)
Other real estate owned	—	—	1,671	1,671	(282)
Total	$—	$—	$15,996	$15,996	$(11,608)

	December 31, 2019
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans	$—	$—	$6,886	$6,886	$(6,299)
Other real estate owned	—	—	1,482	1,482	(281)
Total	$—	$—	$8,368	$8,368	$(6,580)

At September 30, 2020, loans totaling $56.1 million were written down to fair value of $47.8 million as a result of individual credit loss allowances of $8.3 million associated with the collateral dependent loans. Loans totaling $24.8 million were written down to fair value of $19.3 million at December 31, 2019 as a result of individual credit loss allowances of $5.5 million associated with the collateral dependent loans.

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

OREO is adjusted to fair value upon acquisition of the real estate collateral. Subsequently, OREO is carried at the lower of carrying value or fair value. The estimated fair value for OREO included in Level 3 is determined by independent market based appraisals and other available market information, less costs to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to initial recognition, the Company records the OREO as a nonrecurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	September 30, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$224,883	$224,883	$224,883	$—	$—
Residential mortgage loans held for sale	88,728	88,728	—	88,728	—
Investments available-for-sale	1,357,205	1,357,205	—	1,344,706	12,499
Equity securities	68,528	68,528	68,528	—	—
Loans, net of allowance	10,163,621	10,332,039	—	—	10,332,039
Interest rate swap agreements	10,223	10,223	—	10,223	—
Accrued interest receivable	48,176	48,176	48,176	—	—
Bank owned life insurance	126,182	126,182	—	126,182	—

Financial liabilities:
Time deposits	$1,868,285	$1,889,807	$—	$1,889,807	$—
Other deposits	8,096,684	8,096,684	8,096,684	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	462,706	462,889	—	462,889	—
Advances from FHLB	444,210	457,875	—	457,875	—
Subordinated debt	230,300	234,808	—	—	234,808
Interest rate swap agreements	10,223	10,223	—	10,223	—
Accrued interest payable	6,822	6,822	6,822	—	—

			Fair Value Measurements
	December 31, 2019		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$146,103	$146,103	$146,103	$—	$—
Residential mortgage loans held for sale	53,701	53,701	—	53,701	—
Investments available-for-sale	1,073,333	1,073,333	—	1,063,471	9,862
Equity securities	51,803	51,803	51,803	—	—
Loans, net of allowance	6,649,100	6,628,054	—	—	6,628,054
Interest rate swap agreements	2,507	2,507	—	2,507	—
Accrued interest receivable	23,282	23,282	23,282	—	—
Bank owned life insurance	113,171	113,171	—	113,171	—

Financial liabilities:
Time deposits	$1,542,322	$1,547,116	$—	$1,547,116	$—
Other deposits	4,897,997	4,897,997	4,897,997	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	213,605	213,605	—	213,605	—
Advances from FHLB	513,777	520,729	—	520,729	—
Subordinated debt	209,406	200,864	—	—	200,864
Interest rate swap agreements	2,507	2,507	—	2,507	—
Accrued interest payable	4,194	4,194	4,194	—	—

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions is related to this segment. Beginning on April 1, 2020, the Community Banking segment includes the impact from the Revere acquisition. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles were $1.4 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and were $3.2 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

The Insurance segment is conducted through Sandy Spring Insurance, a subsidiary of the Bank. Sandy Spring Insurance operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel, occupancy, support charges and other expenses. Non-cash charges associated with amortization of intangibles were not significant for the three and nine months ended September 30, 2020 and 2019.

The Investment Management segment is conducted through West Financial and RPJ, subsidiaries of the Bank. These asset management and financial planning firms, located in McLean, Virginia and Falls Church, Virginia, respectively, provide comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial and RPJ had approximately $3.1 billion in combined assets under management as of September 30, 2020. Major revenue sources include non-interest income earned on the above services. Expenses include personnel, occupancy, support charges and other expenses. Non-cash charges associated with amortization of intangibles were $0.5 million and $1.4 million for the three and nine months ended September 30, 2020, and were not significant for the same periods in the prior year.

Information for the operating segments and reconciliation of the information to the Condensed Consolidated Financial Statements for the periods indicated are presented in the following tables:

	Three Months Ended September 30, 2020
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$112,985	$1	$1	$(3)	$112,984
Interest expense	15,503	—	—	(3)	15,500
Provision for credit losses	7,003	—	—	—	7,003
Non-interest income	24,746	2,119	2,746	(221)	29,390
Non-interest expense	57,856	1,580	1,722	(221)	60,937
Income before income taxes	57,369	540	1,025	—	58,934
Income tax expense	13,912	149	231	—	14,292
Net income	$43,457	$391	$794	$—	$44,642

Assets	$12,678,396	$11,289	$57,088	$(68,642)	$12,678,131

	Three Months Ended September 30, 2019
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$87,068	$13	$4	$(3)	$87,082
Interest expense	20,295	—	—	(3)	20,292
Provision for credit losses	1,524	—	—	—	1,524
Non-interest income	14,080	2,123	2,538	(168)	18,573
Non-interest expense	41,806	1,635	1,652	(168)	44,925
Income before income taxes	37,523	501	890	—	38,914
Income tax expense	9,162	138	231	—	9,531
Net income	$28,361	$363	$659	$—	$29,383

Assets	$8,437,588	$11,615	$22,033	$(33,698)	$8,437,538

	Nine Months Ended September 30, 2020
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$311,771	$5	$3	$(10)	$311,769
Interest expense	48,447	—	—	(10)	48,437
Provision for credit losses	90,158	—	—	—	90,158
Non-interest income	57,976	5,446	7,705	(645)	70,482
Non-interest expense	184,921	4,319	5,526	(645)	194,121
Income before income taxes	46,221	1,132	2,182	—	49,535
Income tax expense	8,396	313	535	—	9,244
Net income	$37,825	$819	$1,647	$—	$40,291

Assets	$12,678,396	$11,289	$57,088	$(68,642)	$12,678,131

	Nine Months Ended September 30, 2019
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$262,465	$15	$9	$(10)	$262,479
Interest expense	62,764	—	—	(10)	62,754
Provision for credit losses	3,029	—	—	—	3,029
Non-interest income	39,643	5,296	7,660	(501)	52,098
Non-interest expense	123,876	4,359	5,270	(501)	133,004
Income before income taxes	112,439	952	2,399	—	115,790
Income tax expense	26,924	265	625	—	27,814
Net income	$85,515	$687	$1,774	$—	$87,976

Assets	$8,437,588	$11,615	$22,033	$(33,698)	$8,437,538

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report, as well as other periodic reports filed with the Securities and Exchange Commission, and written or oral communications made from time to time by or on behalf of Sandy Spring Bancorp, Inc. and its subsidiaries (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These principal risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2019 Annual Report on Form 10-K, Item 1A of Part II of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 report and the following:
•risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the imposition of any shelter in place orders and restrictions on travel; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates;
•general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate prices, unemployment levels, the ability of businesses to remain viable and consumer and business confidence, which could lead to decreases in the demand for loans, deposits and other financial services that we provide and increases in loan delinquencies and defaults;
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
•the effect of the recent presidential election and of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;
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

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank (the “Bank”). The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At September 30, 2020, the Company had $12.7 billion in assets, a $4.0 billion increase from total assets at December 31, 2019. The April 1, 2020 acquisition of Revere Bank (“Revere”) was responsible for $2.8 billion of this growth. In addition, the Paycheck Protection Program (“PPP” or “PPP program”) was responsible for $1.1 billion in asset growth. The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Sandy Spring Bank is an independent and community-oriented bank that offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market.

Through its subsidiaries, Sandy Spring Insurance Corporation, West Financial Services, Inc. and Rembert Pendleton and Jackson ("RPJ”), the Bank also offers a variety of comprehensive insurance and wealth management services. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. Deposit accounts of the Bank are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.  Beginning in 2018, the Company has completed a series of strategic acquisitions in its market area. On April 1, 2020 (“Acquisition Date”), the Company completed the acquisition of Revere, headquartered in Rockville, Maryland. The acquisition resulted in the addition of 11 banking offices and more than $2.8 billion in assets as of the Acquisition Date. At the Acquisition Date, Revere had loans of $2.5 billion and deposits of $2.3 billion. The all-stock transaction resulted in the issuance of 12.8 million common shares and with total consideration valued at approximately $293 million. In addition, on February 1, 2020 the Company acquired RPJ, a wealth advisory firm located in Falls Church, Virginia with approximately $1.5 billion in assets under management on the date the acquisition closed. During 2018, the Company completed the acquisition of WashingtonFirst Bankshares, Inc., the parent company for WashingtonFirst Bank (collectively referred to as “WashingtonFirst”). At the date of acquisition, WashingtonFirst had more than $2.1 billion in assets, loans of $1.7 billion and deposits of $1.6 billion. The all-stock transaction resulted in the issuance of 11.4 million common shares valued at approximately $447 million.

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

Current State and Response
The Company's business, financial condition, and results of operations have been profoundly affected by the outbreak of the novel coronavirus ("COVID-19" or “pandemic”), which will likely continue to have adverse effects on its future performance. Both globally and within the United States, the pandemic has resulted in negative impacts and a significant disruption to economic and commercial activity and financial markets. Area jurisdictions continue to monitor and modify their respective pandemic guidelines on a periodic basis. Businesses continue to observe and modify their activities and behaviors to remain in compliance with the jurisdictional directives while concurrently providing consumers with goods and services. These directives have resulted in significant business and operational disruptions, including business closures, operational reorganizations, supply chain disruptions, and layoffs and furloughs. Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may cause additional harm to our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve during the first fiscal quarter of 2020, resulted in a negative impact on our results, as we have certain assets and liabilities that are sensitive to changes in interest rates. Management continually monitors developments, evaluates strategic and tactical initiatives and solutions and allocates the necessary resources to mitigate the negative impact of this significant market disruption caused by the pandemic. For a description of the potential impacts of COVID-19 on the Company, see “Item 1A-Risk Factors.”

As an essential business, the Company has implemented business continuity plans and continues to provide financial services to clients. In response to COVID-19, the Company began implementing its business continuity plan in early March, which led to the implementation of numerous actions to address the health and safety of employees and clients and to assist clients that have been impacted by the pandemic. A substantial majority of non-branch employees continue to work remotely and clients are served at branches primarily through drive-thru facilities and limited lobby access. As area jurisdictions begin to relax their restrictions, the Company is cautiously executing the first phase of its return to work plan.

The Company processed and approved over 5,400 PPP loans for a total of $1.1 billion at September 30, 2020 to assist borrowers in maintaining their payroll of an estimated 112,000 employees and cover applicable overhead. The Company funded the PPP loans with borrowings through the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”). Loans under the PPP have an interest rate of 1.00% while the borrowings under the PPPLF bear interest at a rate of 0.35%. The Company received loan processing fees of approximately $36 million from the SBA that were deferred for recognition over the life of the PPP loans. At September 30, 2020, the remaining balance of these deferred fees was $25.5 million.

As a further relief to qualified commercial, mortgage and consumer loan customers, the Company developed guidelines to provide for deferment of certain loan payments. From March through September 30, 2020, the Company granted approvals for payment modifications/deferrals on over 2,500 loans with an aggregate balance of $2.0 billion of which more than 502 loans with an aggregate balance of $562 million remain in deferral status as of September 30, 2020.

The Company temporarily waived certain transaction fees and penalties on early certificate of deposit withdrawals and eliminated specific processing fees for business clients to ease their financial burden during the COVID-19 pandemic.

Current Quarter Financial Overview
The Company recorded net income of $44.6 million ($0.94 per diluted common share) in the current quarter compared to net income of $29.4 million ($0.82 per diluted common share) for the third quarter of 2019 and a net loss of $14.3 million ($0.31 per diluted common share) for the second quarter of 2020.

Operating earnings, on an after-tax basis, which exclude the impact of merger and acquisition expense, the provision for credit losses and the effects from the PPP program, were $45.9 million ($0.97 per diluted common share) for the current quarter, compared to $30.8 million ($0.86 per diluted common share) for the quarter ended September 30, 2019 and $42.0 million ($0.88 per diluted common share) for the quarter ended June 30, 2020.

The current quarter’s results included $1.3 million for merger and acquisition expense related to the second quarter acquisition of Revere as compared to $22.5 million for the linked quarter. The provision for credit losses for the current quarter was $7.0 million as compared to $58.7 million for the second quarter of 2020. The decrease in the provision for credit losses, compared to the prior quarter is a result of the stability of the economic forecast compared to the prior quarter and the performance of the loan portfolio.

The third quarter’s results reflect the following events:

•Total assets at September 30, 2020, grew 50% to $12.7 billion compared to September 30, 2019, as a result of the Revere acquisition and participation in the PPP. Loans and deposits grew by 57% and 53%, respectively. Revere’s loans and deposits on the Acquisition Date were $2.5 billion and $2.3 billion, respectively. Additionally, the Company originated $1.1 billion in commercial business loans through the PPP.

•The net interest margin for the third quarter of 2020 was 3.24%, compared to 3.51% for the third quarter of 2019 and 3.47% for the second quarter of 2020. Excluding the impact of the amortization of the fair value marks derived from acquisitions, the current quarter’s net interest margin would have been 3.18%, compared to 3.47% for the third quarter of 2019 and 3.19% for the second quarter of 2020.

•The provision for credit losses was $7.0 million for the current quarter. The lower provision for the current quarter, as compared to the prior quarter's provision of $58.7 million, was the result of the stabilization in economic projections compared to the prior quarter and the performance of the loan portfolio.

•Non-interest income increased from the prior year quarter by 58% to $29.4 million. This increase was driven by a 220% increase in income from mortgage banking activities and growth of 42% in wealth management income, which benefited from the acquisition of RPJ in the first quarter of the year.

•Non-interest expense for the third quarter of 2020 increased $16.0 million or 36% compared to the prior year quarter. This increase was driven by the impact of the acquisitions of Revere and RPJ, which increased compensation costs, facilities and operational costs and merger and acquisition expense.

•Return on average assets (“ROA”) for the quarter ended September 30, 2020 was 1.38% and return on average on tangible common equity (“ROTCE”) was 18.16%. This compares to 1.39% and 15.13% for ROA and ROTCE, respectively, for the prior year. The non-GAAP efficiency ratio for the third quarter of 2020 was 45.27% compared to 50.95% for the third quarter of 2019.

Summary of Third Quarter Results

Balance Sheet and Credit Quality
Total assets grew 50% to $12.7 billion at September 30, 2020, as compared to $8.4 billion at September 30, 2019, primarily as a result of the acquisition of Revere during the second quarter of 2020, and to a lesser degree, participation in the PPP. During this period, total loans grew by 57% to $10.3 billion at September 30, 2020, compared to $6.6 billion at September 30, 2019. Excluding PPP loans, total loans grew 41% to $9.3 billion at September 30, 2020, driven primarily by the Revere acquisition. Commercial loans, excluding PPP loans, grew 55% or $2.6 billion while the remainder of the total loan portfolio grew 2%. The investment portfolio grew to $1.4 billion at September 30, 2020 from $946.2 million at September 30, 2019 and remained level at 11% of total assets. The Company’s liquidity position continued to remain strong as a result of its operational cash flows, in addition to the available borrowing lines with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve Bank and other sources, and the size and composition of the available-for-sale investment portfolio. Deposit growth was 53% from September 30, 2019 to September 30, 2020, as noninterest-bearing deposits experienced growth of 66% and interest-bearing deposits grew 47%. This growth was driven by the combination of the Revere acquisition and the PPP program, as loan funds were placed into customer deposit accounts at the Bank. During the current quarter, excess liquidity was used to reduce borrowings under the PPPLF program by approximately $595 million.

Stockholders’ equity grew 25% to $1.4 billion compared to September 30, 2019 as a result of the equity issuance associated with the Revere acquisition in addition to net earnings over the preceding twelve months. Tangible common equity increased to $1.0 billion or 8.17% of tangible assets at September 30, 2020, compared to $787.3 million or 9.74% at September 30, 2019, as a result of the equity issuance associated with the Revere acquisition. The year-over-year change in tangible common equity also reflects the effects of the repurchase of $50 million of common stock and the increase in intangible assets and goodwill associated with the two acquisitions during the past twelve months. At September 30, 2020, the Company had a total risk-based capital ratio of 14.02%, a common equity tier 1 risk-based capital ratio of 10.45%, a tier 1 risk-based capital ratio of 10.45% and a tier 1 leverage ratio of 8.65%.

The level of non-performing loans to total loans increased to 0.72% at September 30, 2020, compared to 0.61% at September 30, 2019, and decreased from 0.77% at June 30, 2020. At September 30, 2020, non-performing loans totaled $74.7 million, compared to $40.1 million at September 30, 2019, and $79.9 million at June 30, 2020. Non-performing loans include accruing loans 90 days or more past due and restructured loans. The year-over-year growth in non-performing loans was driven by three major components: loans placed in non-accrual status, acquired Revere non-accrual loans, and loans previously accounted for as purchased credit impaired loans that have been designated as non-accrual loans as a result of the Company’s adoption of the accounting standard for expected credit losses at the beginning of the year. Loans placed on non-accrual during the current quarter amounted to $0.9 million compared to $6.0 million for the prior year quarter and $27.3 million for the second quarter of 2020 which included $11.3 million in Revere non-accrual loans as of the Acquisition Date.

The Company recorded net charge-offs of $0.2 million for the third quarter of 2020 as compared to net charge-offs of $0.6 million for the third quarter of 2019. The second quarter of 2020 had net recoveries of $0.4 million.

The allowance for credit losses was $170.3 million or 1.65% of outstanding loans and 228% of non-performing loans at September 30, 2020, compared to $163.5 million or 1.58% of outstanding loans and 205% of non-performing loans at June 30, 2020. The combination of the impact of the updated projected future economic metrics and qualitative assessment of the loan portfolio resulted in the modest increase in the allowance from the previous quarter.

Quarterly Results of Operations
Net interest income for the third quarter of 2020 increased 46% compared to the third quarter of 2019, driven primarily by the Revere acquisition. The PPP program and its associated funding contributed a net of $6.6 million to net interest income for the quarter. The net interest margin declined to 3.24% for the third quarter of 2020 compared to 3.51% for the third quarter of 2019. Excluding the net $1.9 million impact of the amortization of the fair value marks derived from acquisitions, the net interest margin would have been 3.18%.

The provision for credit losses was $7.0 million for the third quarter of 2020, compared to $1.5 million for the third quarter of 2019 and $58.7 million for the second quarter of 2020. The decrease in the current quarter's provision for credit losses, compared to the prior quarter, is a result of the stability of the economic forecast compared to the prior quarter and resiliency of the loan portfolio's credit quality. The provision for credit losses during the second quarter was primarily the result of deterioration in forecasted economic conditions ($33.8 million) and the initial allowance required on Revere non-purchased credit deteriorated loans ($17.5 million).

Non-interest income increased $10.8 million or 58% from the prior year quarter. Income from mortgage banking activities during this period increased $9.7 million as a result of refinancing activity, and wealth management income increased $2.3 million as a result of the first quarter 2020 acquisition of RPJ. This growth more than compensated for the combined $1.4 million declines in service fee income and other non-interest income as compared to the prior year quarter.

Non-interest expense grew 36% or $16.0 million from the prior year quarter. Excluding the impact of merger and acquisition expense, non-interest expense grew 34% year-over-year, primarily as a result of the operational cost of the Revere and RPJ acquisitions, increased compensation expense related to staff increases, incentive compensation and annual merit increases, in addition to an increase in FDIC insurance and the amortization of intangible assets.

The GAAP efficiency ratio for the third quarter of 2020 decreased to 48.03% compared to 52.63% for the third quarter of 2019 as revenue increased at a faster rate than non-interest expense. This ratio was 68.66% in the second quarter of 2020 as a result of the $22.5 million in merger and acquisition expense recognized in that quarter. The non-GAAP efficiency ratio was 45.27% for the current quarter as compared to 50.95% for the third quarter of 2019 and 54.76% for the second quarter of 2020. The decrease in the efficiency ratio (reflecting greater efficiency) from the third quarter of last year to the current year was the result of the 47% rate of growth in non-GAAP revenue outpacing the non-GAAP non-interest expense growth rate of 31%.

Acquisition of Revere Bank
Revere was acquired on April 1, 2020 and had assets of $2.8 billion, loans of $2.5 billion and deposits of $2.3 billion. This acquisition resulted in the growth of the balance sheet, interest and non-interest income and expense from the prior year’s quarter. The Company identified $974.8 million of acquired loans that were classified as purchased credit deteriorated loans (“PCD” or “PCD loans”). An initial allowance for credit losses of $18.6 million was recorded through a gross up adjustment to fair values of PCD loans. A fair value premium related to other factors totaled $4.5 million and will amortize to interest income over the remaining life of each loan. As a result of these fair value marks, total fair value of PCD loans as of the Acquisition Date was $960.7 million. Of the PCD loans, $11.3 million were non-accruing at the time of acquisition. The amount of PCD loans was directly attributable to the current market conditions in the economy. Refer to Note 1 - Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more details on factors considered in the PCD assessment. Acquired loans that had not experienced a more-than-insignificant credit deterioration since origination totaled $1.5 billion. The Company recorded a net fair value premium of $2.1 million on non-PCD loans, which will amortize to interest income over the remaining life of each loan. In addition, the acquired assets included a core deposit intangible asset valued at approximately $18.4 million. The determination of the fair value of interest-bearing liabilities resulted in a $20.8 million premium. The provisional amount of goodwill recognized as of the Acquisition Date was approximately $0.8 million. See Note 2 - Acquisition of Revere Bank in the Notes to the Condensed Consolidated Financial Statements for further details.

The change in estimated goodwill from the time of announcement to the Acquisition Date is presented in the following table:

(In thousands)	Amount
Preliminary goodwill at transaction announcement	$157,344
Changes in consideration paid due to:
Change in Sandy Spring share price	(151,614)
Change in Revere shares	1,123
Change in fair value of Revere options	(7,863)
Cash paid for fractional shares	11
Net change in consideration paid	(158,343)

Changes in fair value of assets acquired due to:
Cash and cash equivalents	(140,126)
Investments available-for-sale	(1,944)
Loans	139,873
Fair value of loans	2,656
Net change in loans	142,529
Core deposit intangible asset	(4,370)
Other assets	11,951
Net change in assets	8,040

Changes in fair value of liabilities assumed due to:
Deposits	(29,739)
Fair value of deposits	13,742
Net change in deposits	(15,997)
Advances from FHLB	19,973
Fair value of advances from FHLB	2,820
Net change in advances from FHLB	22,793
Fair value of subordinated debt	449
Other liabilities	2,635
Net change in liabilities	9,880

Net change in fair value of assets acquired and liabilities assumed	(1,840)
Net change in preliminary goodwill	(156,503)
Provisional goodwill at transaction closing	$841

Results of Operations
For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, the Company recorded net income of $40.3 million ($0.93 per diluted common share). The year-to-date results were adversely affected as a result of the combination of merger and acquisition expense, the impact of the current year's economic forecast in the determination of the allowance for credit losses and the additional provision for credit losses associated with the Revere acquisition. The year-to-date 2020 result compares to net income of $88.0 million ($2.45 per diluted common share) for the nine months of ended September 30, 2019.

The year-to-date pre-tax results included $25.2 million for merger and acquisition expense related to the 2020 acquisitions. Additionally, earnings were negatively impacted by a $90.2 million provision for credit losses. Of this amount, approximately $59.3 million was related to changes in the economic forecast during the nine months ended September 30, 2020. In addition, as required by GAAP, the initial allowance for credit losses on Revere’s non-PCD loans was recognized through provision for credit losses in the amount of $17.5 million. The Company’s participation in the PPP and the associated funding program resulted in a net positive pre-tax impact of $12.1 million, year-to-date.

Operating earnings on an after-tax basis for the nine months ended September 30, 2020, which exclude the impact of merger and acquisition expense, the provision for credit losses and the effects from the PPP program, were $117.2 million ($2.72 per diluted common share), compared to $90.5 million ($2.54 per diluted common share) for the nine months ended September 30, 2019.

Net Interest Income
Net interest income for the nine months ended September 30, 2020 was $263.3 million compared to $199.7 million for the nine months ended September 30, 2019. On a tax-equivalent basis, net interest income for the nine months ended September 30, 2020 was $266.4 million compared to $203.3 million for the nine months ended September 30, 2019, a 31% increase driven primarily by the Revere acquisition. The growth in net interest income benefited from $10.5 million in net amortization of the fair value marks derived from acquisitions. The year-to-date amortization of fair value marks resulted in a reduction in interest income of $0.6 million and a reduction of interest expense of $11.1 million. A significant portion of the decrease in interest expense was due to the impact of the $5.8 million in the accelerated premium amortization as a result of the prepayment of the acquired FHLB advances. In addition to the impact of the amortization of the fair value marks on net interest income for the nine months ended September 30, 2020, the PPP program generated interest income, net of its associated funding cost, of $12.1 million. Year-to-date, interest income increased 19% while interest expense decreased 23% as compared to the same period in the prior year.

The following tables provide an analysis of net interest income performance that reflects a net interest margin that has declined to 3.33% for the nine months ended September 30, 2020 compared to 3.55% for the nine months ended September 30, 2019. The positive effect of the accelerated amortization of the purchase premium on acquired FHLB advances accounts for a seven basis point benefit in the net interest margin for the nine months ended September 30, 2020. Additionally, year-over-year, the average yield on earning assets declined 71 basis points while the average rate paid on interest-bearing liabilities declined 70 basis points resulting in margin compression. The current margin reflects the positive impact from the inclusion of the net $10.5 million amortization of the fair value marks derived from acquisitions. Excluding the impact of the amortization of fair value marks and the net impact of the PPP program would have resulted in a net interest margin of 3.23%.

Consolidated Average Balances, Yields and Rates

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands and tax-equivalent)	Average Balances	(1) Interest	Annualized Average Yield/Rate	Average Balances	(1) Interest	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$3,079,873	$103,238	4.48%	$1,969,599	$74,428	5.05%
Commercial owner-occupied real estate loans	1,532,154	54,215	4.73	1,227,327	44,975	4.90
Commercial AD&C loans	869,181	29,862	4.59	671,375	29,853	5.95
Commercial business loans	1,643,992	49,618	4.03	774,375	31,479	5.43
Total commercial loans	7,125,200	236,933	4.44	4,642,676	180,735	5.20
Residential mortgage loans	1,179,305	32,899	3.72	1,229,790	35,408	3.84
Residential construction loans	160,555	4,985	4.15	175,236	5,582	4.26
Consumer loans	528,152	15,550	3.93	502,476	18,797	5.00
Total residential and consumer loans	1,868,012	53,434	3.82	1,907,502	59,787	4.18
Total loans (2)	8,993,212	290,367	4.31	6,550,178	240,522	4.91
Loans held for sale	47,734	1,094	3.05	39,107	1,145	3.91
Taxable securities	1,095,419	17,557	2.14	752,518	17,169	3.04
Tax-exempt securities (3)	232,165	5,407	3.11	219,510	5,827	3.54
Total investment securities (4)	1,327,584	22,964	2.31	972,028	22,996	3.15
Interest-bearing deposits with banks	291,260	419	0.19	83,981	1,405	2.24
Federal funds sold	369	1	0.36	623	8	1.78
Total interest-earning assets	10,660,159	314,845	3.94	7,645,917	266,076	4.65
Less: allowance for credit losses	(114,613)			(53,440)
Cash and due from banks	126,607			64,227
Premises and equipment, net	59,357			61,039
Other assets	751,967			590,186
Total assets	$11,483,477			$8,307,929

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,017,873	1,519	0.20%	$733,872	1,305	0.24%
Regular savings deposits	363,303	212	0.08	330,377	321	0.13
Money market savings deposits	2,588,870	10,554	0.54	1,710,520	19,617	1.53
Time deposits	1,973,773	22,956	1.55	1,629,716	25,715	2.11
Total interest-bearing deposits	5,943,819	35,241	0.79	4,404,485	46,958	1.43
Other borrowings	553,898	1,731	0.42	158,279	945	0.80
Advances from FHLB	585,063	3,863	0.88	689,224	13,389	2.60
Subordinated debentures	222,470	7,602	4.56	37,376	1,462	5.22
Total borrowings	1,361,431	13,196	1.29	884,879	15,796	2.39
Total interest-bearing liabilities	7,305,250	48,437	0.89	5,289,364	62,754	1.59
Noninterest-bearing demand deposits	2,697,492			1,797,301
Other liabilities	172,944			122,564
Stockholders' equity	1,307,791			1,098,700
Total liabilities and stockholders' equity	$11,483,477			$8,307,929

Net interest income and spread		266,408	3.05%		203,322	3.06%
Less: tax-equivalent adjustment		3,076			3,597
Net interest income		$263,332			$199,725

Interest income/earning assets			3.94%			4.65%
Interest expense/earning assets			0.61			1.10
Net interest margin			3.33%			3.55%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.54% and 26.13% for 2020 and 2019, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $3.1 million and $3.6 million in 2020 and 2019, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Includes investments that are exempt from federal taxes.
(4)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2020 vs. 2019			2019 vs. 2018
	Increase Or (Decrease)	Due to Change In Average:*		Increase Or (Decrease)	Due to Change In Average:*
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$28,810	$38,009	$(9,199)	$2,604	$1,137	$1,467
Commercial owner-occupied real estate loans	9,240	10,849	(1,609)	5,924	4,395	1,529
Commercial AD&C loans	9	7,704	(7,695)	4,261	3,254	1,007
Commercial business loans	18,139	27,953	(9,814)	5,427	4,004	1,423
Residential mortgage loans	(2,509)	(1,424)	(1,085)	5,128	3,949	1,179
Residential construction loans	(597)	(456)	(141)	(621)	(1,109)	488
Consumer loans	(3,247)	925	(4,172)	1,487	(987)	2,474
Loans held for sale	(51)	227	(278)	162	262	(100)
Taxable securities	388	6,382	(5,994)	1,278	(23)	1,301
Tax-exempt securities	(420)	319	(739)	(1,835)	(1,814)	(21)
Interest-bearing deposits with banks	(986)	1,153	(2,139)	323	(32)	355
Federal funds sold	(7)	(2)	(5)	(20)	(25)	5
Total interest income	48,769	91,639	(42,870)	24,118	13,011	11,107

Interest expense on funding of earning assets:
Interest-bearing demand deposits	214	457	(243)	648	3	645
Regular savings deposits	(109)	28	(137)	(167)	(66)	(101)
Money market savings deposits	(9,063)	7,214	(16,277)	6,589	1,805	4,784
Time deposits	(2,759)	4,831	(7,590)	13,305	4,586	8,719
Other borrowings	786	1,417	(631)	346	(3)	349
Advances from FHLB	(9,526)	(1,772)	(7,754)	(2,168)	(5,513)	3,345
Subordinated debentures	6,140	6,344	(204)	26	(5)	31
Total interest expense	(14,317)	18,519	(32,836)	18,579	807	17,772
Net interest income	$63,086	$73,120	$(10,034)	$5,539	$12,204	$(6,665)
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's total tax-equivalent interest income increased 18% for the first nine months of 2020 compared to the prior year period. The previous table reflects that the increase in interest income has been driven predominantly by the 39% growth in average interest-earning assets as a result of the Revere acquisition and, to a lesser extent, the loans associated with the PPP program. The income growth has occurred despite the overall decline in the associated interest rates over the previous twelve months driven by concerns over slowing growth and the impact of the pandemic. During this period, the yield on interest-earning assets decreased 71 basis points to 3.94%.

During the first nine months of 2020 average loans outstanding increased 37% compared to the first nine months of 2019. Essentially all the growth in the loan portfolio occurred due to the 53% increase in the commercial loan portfolio, with notable increases in investor real estate loans (56%) and commercial business loans (112%). Consumer loans increased 5% and the residential mortgage portfolio declined 5% during the same time period. The decrease in average residential mortgages was the direct result of the increased refinancing activity due to the decline in interest rates coupled with the sale of the majority of new originations. The PPP program had a six basis point negative impact on the yield on interest-earning assets. Compared to the prior year, the yield on average loans decreased 60 basis points. The average yield on total investment securities decreased 84 basis points as the average balance of the portfolio increased 37% for the first nine months of 2020 compared to the first nine months of 2019. The offsetting effects of a larger average balance and lower yields resulted in interest income from investment securities remaining level during the period. Composition of the average investment portfolio shifted to 83% in federally taxable securities in the current period, as compared to 77% for the prior year period. During the same period, the average yield for taxable securities decreased 90 basis points and the average yield on tax-exempt securities decreased 43 basis points as cash flows and maturities in the portfolio were reinvested at lower rates in the current interest rate environment.

Interest Expense
For the first nine months of 2020 interest expense decreased $14.3 million or 23% compared to the first nine months of 2019. A portion of the decrease in interest expense was due to the impact of the $5.8 million in accelerated amortization of the fair value premium from the prepayment of acquired FHLB advances. The fair value premium amortization on time deposits was responsible for an additional $5.2 million reduction in interest expense for the first nine months of 2020. Excluding these items, interest expense decreased 5% compared to the prior year period, driven by the decrease in interest expense on money market accounts and time deposits as market rates have experienced a decline from the prior year. The 99 basis point decline in money market rates during this time period, in addition to the fair value amortization on time deposits, were the drivers in the decline in the total average rate paid on interest-bearing deposits. The cost of interest-bearing deposits, including the fair value amortization on time deposits, declined 64 basis points for the first nine months of 2020 compared to the first nine months of 2019. The exclusion of the amortization of the time deposit premium would result in a decline of 52 basis points in the average rate paid on interest-bearing deposits compared to the prior year. The time deposit amortization adjustment benefited the net interest margin by 10 basis points for the first nine months of 2020.

The other significant portion of the decrease in interest expense, as previously discussed, was the $5.8 million in accelerated amortization from the prepayment of the acquired FHLB advances. The effect of the accelerated amortization accounts for a further seven basis point benefit to the net interest margin for the first nine months of 2020. In total, the impact of the amortization of the fair value marks was a 20 basis point reduction in the rate paid on interest-bearing liabilities.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2020/2019	2020/2019
(Dollars in thousands)	2020	2019	$ Change	% Change
Securities gains	$432	$20	$412	n/m%
Service charges on deposit accounts	5,149	7,265	(2,116)	(29.1)
Mortgage banking activities	25,567	10,541	15,026	142.5
Wealth management income	22,355	16,268	6,087	37.4
Insurance agency commissions	5,439	5,281	158	3.0
Income from bank owned life insurance	2,162	2,505	(343)	(13.7)
Bank card fees	4,102	4,181	(79)	(1.9)
Other income	5,276	6,037	(761)	(12.6)
Total non-interest income	$70,482	$52,098	$18,384	35.3

Total non-interest income increased $18.4 million or 35% for the first nine months of 2020 to $70.5 million. The current period included $0.4 million in securities gains, while the prior year period included life insurance mortality proceeds of $0.6 million. Excluding these items, non-interest income increased 36% from the prior year. This increase was driven primarily by income from mortgage banking activities, which increased $15.0 million and, to a lesser degree, wealth management income,, which increased $6.1 million as a result of the first quarter acquisition of RPJ. These increases more than offset declines in deposit service fees, the reduction in BOLI income and lower other non-interest income. Further detail by type of non-interest income follows:

•Service charges on deposit accounts decreased 29% in the nine months of 2020, compared to the nine months of 2019 due to the decline in consumer activity and the decision to temporarily waive certain transaction fees to ease the burden of the pandemic on customers.
•Income from mortgage banking activities increased 143% in the nine months of 2020, compared to the nine months of 2019. Origination volume as a result of refinancing activity was primarily responsible for the growth in mortgage banking income for 2020. Sales of originated mortgage loans rose 73% during the current period compared to the same period for 2019.
•Wealth management income, comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiaries, increased 37% for the first nine months of 2020 compared to the same period of the prior year. This $6.1 million growth was the direct result of the acquisition of RPJ on February 1 of the current year. Trust services fees increased 11% for the first nine months of 2020 compared to the prior year period as a result of post-mortem estate management fees earned in the first quarter of 2020. Overall total assets under management increased to $4.7 billion at September 30, 2020 compared to $3.2 billion at September 30, 2019, primarily as a result of the RPJ acquisition.

•Insurance agency commissions increased 3% for the nine months of 2020 as compared to the nine months of 2019, driven by an increase in contingent fee income compared to the prior year.
•Bank-owned life insurance income decreased 14% for the first nine months of 2020 as compared to the first nine months of 2019, as the prior year included $0.6 million in insurance mortality proceeds compared to the current year.
•Bank card fee income declined 2% during the first nine months of 2020, compared to the first nine months of 2019, as a result of diminished consumer transaction volume.
•Other non-interest income decreased by 13% or $0.8 million during the first nine months of 2020, compared to the nine months of 2019 due primarily to a decline in miscellaneous income.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2020/2019	2020/2019
(Dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$98,391	$77,699	$20,692	26.6%
Occupancy expense of premises	16,147	14,807	1,340	9.0
Equipment expense	9,103	7,929	1,174	14.8
Marketing	3,223	3,371	(148)	(4.4)
Outside data services	6,365	5,713	652	11.4
FDIC insurance	3,200	2,137	1,063	49.7
Amortization of intangible assets	4,566	1,465	3,101	211.7
Merger and acquisition expense	25,171	364	24,807	n/m
Professional fees and services	5,466	4,425	1,041	23.5
Other expenses	22,489	15,094	7,395	49.0
Total non-interest expense	$194,121	$133,004	$61,117	46.0

Non-interest expense increased 46% to $194.1 million for the first nine months of 2020 compared to $133.0 million for first nine months of 2019. This $61.1 million increase resulted from the following primary causes:
•Merger and acquisition expense of $25.2 million from the Revere and RPJ acquisitions;
•Increased operational and compensation costs as a result of the 2020 acquisitions, bonus/overtime compensation, intangible amortization and annual employee merit increases; and
•Prepayment penalties of $5.9 million resulting from the liquidation of acquired FHLB advances.

Excluding merger and acquisition expense and the impact of the prepayment penalties from 2020, non-interest expense increased 23% over the prior year period. Further detail by category of non-interest expense follows:
•Salaries and employee benefits, the largest component of non-interest expense, increased 27% or $20.7 million in the first nine months of 2020. Regular salaries represented $14.3 million of this increase, which was the result of staffing costs associated with the 2020 acquisitions. The remainder of the increase was primarily the result of bonus/overtime compensation paid as part of the implementation of the PPP program, and rising employee benefits costs. As a result of the acquisitions, the average number of full-time equivalent employees increased to 1,080 in the first nine months of 2020 compared to 913 in the first nine months of 2019.
•Combined occupancy and equipment expenses increased 11% compared to the prior year as a result of increased cost associated with the additional branches and business offices from Revere and RPJ.
•Marketing expense amounts remained stable compared to the same period of the prior year.
•Outside data services expense increased 11% from the prior year period due to the increase in volume-based components of contractual-based services.
•FDIC insurance experienced a decrease in the 2019 assessment due to the additional capital contribution from the Company to the Bank associated with the Company’s issuance of subordinated debt, in addition to the receipt of an assessment credit received in 2019. The acquisition of Revere caused an assessment increase for 2020 due to the increase of the Bank's assessment base. The combination of the prior year's decrease and the current year's increase resulted in a the overall 50% increase in the expense.
•Amortization of intangible assets increased as a result of the amortization expense from the core deposit intangible asset recognized in the Revere transaction and, to a lesser degree, the amortization of intangibles acquired from the RPJ acquisition.
•Professional fees and services grew 24% from the prior year due to costs associated with lending activity.

•Other expenses increased $7.4 million due to the $5.9 million in prepayment penalties incurred in the liquidation of acquired FHLB advances from Revere. The impact of penalties was offset by the accelerated amortization of the fair value marks on these borrowings, which is reflected in net interest income.

Income Taxes
The Company had income tax expense of $9.2 million in the first nine months of 2020, compared to income tax expense of $27.8 million in the first nine months of 2019. This decline in tax expense is directly attributable to the second quarter's negative pre-tax earnings. The effective tax rate was 18.7% for the first nine months of 2020 compared to a tax rate of 24.0% for the first nine months of 2019. The current year's effective tax rate was positively affected by the recent change to tax laws that expanded the time permitted to utilize previous net operating losses. The Company applied this change to the 2018 acquisition of WashingtonFirst to realize a tax benefit of $1.8 million for the current year.

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

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes merger and acquisition expense, the amortization of intangibles, and other non-recurring expenses, such as early prepayment penalties on FHLB advances. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income. The GAAP efficiency ratio for the first nine months of 2020 was 58.15% compared to 52.82% for the first nine months of 2019, as non-interest expense increased due to merger and acquisition expense and the previously mentioned prepayment penalties on FHLB advances. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio was 47.10% in the first nine months of 2020 compared to 51.36% for the first nine months of 2019. The improvement in the current year’s non-GAAP efficiency ratio compared to the prior year was the result of the 32% rate of growth in non-GAAP revenue which outpaced the 21% growth in the non-GAAP non-interest expense.

In addition, the Company uses pre-tax, pre-provision income adjusted for merger and acquisition expense as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding the provision for credit losses, merger and acquisition expense and the provision for income taxes back to net income. This metric increased by 38% in the first nine months of 2020 compared to the same period for 2019, due primarily to the acquisition driven increase in net interest income and increases in mortgage banking and wealth management income which offset the increase in non-interest expense.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Pre-tax pre-provision pre-merger income:
Net income (GAAP)	$40,291	$87,976
Plus non-GAAP adjustments:
Merger and acquisition expense	25,171	364
Income tax expense	9,244	27,814
Provision for credit losses	90,158	3,029
Pre-tax pre-provision pre-merger income	$164,864	$119,183

Efficiency ratio - GAAP basis:
Non-interest expense	$194,121	$133,004

Net interest income plus non-interest income	$333,814	$251,823

Efficiency ratio - GAAP basis	58.15%	52.82%

Efficiency ratio - non-GAAP basis:
Non-interest expense	$194,121	$133,004
Less non-GAAP adjustments:
Amortization of intangible assets	4,566	1,465
Loss on FHLB redemption	5,928	—
Merger and acquisition expense	25,171	364
Non-interest expense - as adjusted	$158,456	$131,175

Net interest income plus non-interest income	$333,814	$251,823
Plus non-GAAP adjustment:
Tax-equivalent income	3,076	3,597
Less non-GAAP adjustment:
Securities gains	432	20
Net interest income plus non-interest income - as adjusted	$336,458	$255,400

Efficiency ratio - non-GAAP basis	47.10%	51.36%

The Company has presented operating earnings, operating earnings per share, operating return on average assets and operating return on average tangible common equity in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Operating earnings reflect net income exclusive of the provision for credit losses, merger and acquisition expense and the income and expense associated with the PPP program, in each case net of tax. Adjusted average assets represents average assets to exclude average PPP loans outstanding. Average tangible assets represents average assets excluding average goodwill and average net intangible assets. Average tangible common equity represents average stockholders’ equity adjusted for average accumulated other comprehensive income/ (loss), average goodwill, and average intangible assets, net.

GAAP and Non-GAAP Performance Ratios

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Operating earnings (non-GAAP):
Net income (GAAP)	$40,291	$87,976
Plus non-GAAP adjustments:
Provision for credit losses - net of tax	67,132	2,255
Merger and acquisition expense - net of tax	18,742	271
PPPLF funding expense - net of tax	707	—
Less non-GAAP adjustment:
PPP interest income and deferred fees - net of tax	9,709	—
Operating earnings (non-GAAP)	$117,163	$90,502

Operating earnings per common share (non-GAAP):
Weighted-average shares outstanding - diluted (GAAP)	43,070,672	35,642,556

Earnings per diluted common share (GAAP)	$0.93	$2.45
Operating earnings per diluted common share (non-GAAP)	$2.72	$2.54

Operating return on average assets (non-GAAP):
Average assets (GAAP)	$11,483,477	$8,307,929
Average PPP loans	592,500	—
Adjusted average assets (non-GAAP)	$10,890,977	$8,307,929

Return on average assets (GAAP)	0.47%	1.42%
Operating return on adjusted average assets (non-GAAP)	1.44%	1.46%

Operating return on average tangible common equity (non-GAAP):
Average assets (GAAP)	$11,483,477	$8,307,929
Average goodwill	(363,906)	(347,149)
Average other intangible assets, net	(26,572)	(9,118)
Average tangible assets (non-GAAP)	$11,092,999	$7,951,662

Average total stockholders' equity (GAAP)	$1,307,791	$1,098,700
Average accumulated other comprehensive (income)/ loss	(9,623)	8,438
Average goodwill	(363,906)	(347,149)
Average other intangible assets, net	(26,572)	(9,118)
Average tangible common equity (non-GAAP)	$907,690	$750,871

Return on average tangible common equity (GAAP)	5.93%	15.66%
Operating return on average tangible common equity (non-GAAP)	17.24%	16.11%

Results of Operations
For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

For the third quarter of 2020 the Company realized net income of $44.6 million ($0.94 per diluted common share) compared to net income of $29.4 million ($0.82 per diluted common share) for the third quarter of 2019 and a net loss of $14.3 million ($0.31 per diluted common share) for the previous quarter.

The current year's quarterly results compared to the prior year quarter includes the impact of the April 1, 2020 acquisition of Revere. On a linked quarter basis, the current quarter’s results included $1.3 million for merger and acquisition expense related to the second quarter acquisition of Revere as compared to $22.5 million for the linked quarter. The provision for credit losses for the current quarter was $7.0 million as compared to $58.7 million for the second quarter of 2020. The decrease in the provision for credit losses compared to the prior quarter is a result of the stability of the economic forecast compared to the prior quarter and performance of the loan portfolio.

For the current quarter, operating earnings on an after-tax basis, which excludes the impact of merger and acquisition expense, the provision for credit losses and the effects from the PPP program, were $45.8 million ($0.97 per diluted common share), compared to $30.8 million ($0.86 per diluted common share) for the quarter ended September 30, 2019 and $42.0 million ($0.88 per diluted common share) for the quarter ended June 30, 2020.

Net Interest Income
Net interest income for the third quarter of 2020 increased 46% to $97.5 million compared to $66.8 million for the third quarter of 2019. On a tax-equivalent basis, net interest income for the third quarter of 2020 was $98.1 million compared to $67.9 million for the third quarter of 2019. The increase in net interest income was primarily the result of the Revere acquisition and, to a lesser degree, the $1.9 million benefit from the net amortization of fair value marks. Additionally, the PPP program generated pre-tax interest income, net of its associated funding cost, of $6.6 million during the current quarter. Overall, year-to-date, interest income increased 30% while interest expense decreased 24%.

The net interest margin for the current quarter was 3.24%, compared to the net interest margin for the third quarter of 2019 of 3.51%. Compared to the prior year’s quarter, the yield on $12.0 billion of average interest-earning assets declined to 3.75% compared to 4.56% on average interest-earning assets of $7.7 billion for the prior year quarter. Excluding the impact of the amortization of the fair value marks derived from acquisitions, the net interest margin would have been 3.18%.

Average interest-earning assets increased by 57% and average interest-bearing liabilities increased by 53% in the third quarter of 2020 compared to the third quarter of 2019. Average noninterest-bearing deposits increased 72% in the third quarter of 2020 as compared to the same quarter of the prior year. The percentage of average noninterest-bearing deposits to total average deposits increased to 33% in the current quarter compared to 30% in the third quarter of 2019. The primary cause of these increases was the acquisition of Revere during the second quarter of 2020 and, to a lesser extent, the PPP program and its impact on commercial loans and noninterest-bearing deposits. At September 30, 2020 and 2019, average total loans comprised 85% of average interest-earning assets with an average yield of 4.14% and 4.84%, respectively. The average yield on investment securities decreased to 1.72% for the quarter ended September 30, 2020, from 3.06% at September 30, 2019. The decline in the overall average yield on earnings assets from 4.56% at September 30, 2019 to 3.75% at September 30, 2020 was driven by downward movement of market interest rates. The impact of the decline in the yield on average interest-earning assets was partially mitigated by the 78 basis point decline in the average rate paid on average interest-bearing liabilities, as the rate paid decreased from 1.55% for the third quarter of 2019 to 0.77% for the third quarter of 2020. During this period, the 87 basis point decline in the average rate paid on interest-bearing deposits was primarily the result of the reduction in rates paid on money market savings and time deposits. While the general market rate decline affected deposit rates, the average rate paid on time deposits declined further as a result of amortization of the fair value mark associated with the Revere acquisition. Excluding the amortization of all the fair value marks, the average rate paid on total average interest-bearing liabilities was 0.89%.

Consolidated Average Balances, Yields and Rates
	Three Months Ended September 30,
	2020			2019
(Dollars in thousands and tax-equivalent)	Average Balances	(1) Interest	Annualized Average Yield/Rate	Average Balances	(1) Interest	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$3,582,751	$39,547	4.39%	$1,982,979	$24,342	4.87%
Commercial owner-occupied real estate loans	1,628,474	19,215	4.69	1,258,000	15,749	4.97
Commercial AD&C loans	977,607	10,647	4.33	651,905	9,705	5.91
Commercial business loans	2,207,388	20,015	3.61	786,150	10,350	5.22
Total commercial loans	8,396,220	89,424	4.24	4,679,034	60,146	5.10
Residential mortgage loans	1,189,452	10,899	3.67	1,215,132	11,649	3.83
Residential construction loans	173,280	1,733	3.98	162,196	1,746	4.27
Consumer loans	543,242	5,053	3.70	486,865	6,132	5.00
Total residential and consumer loans	1,905,974	17,685	3.70	1,864,193	19,527	4.18
Total loans (2)	10,302,194	107,109	4.14	6,543,227	79,673	4.84
Loans held for sale	54,784	398	2.91	61,870	572	3.70
Taxable securities	1,148,573	4,190	1.46	744,461	5,504	2.95
Tax-exempt securities (3)	255,665	1,846	2.89	196,587	1,695	3.45
Total investment securities (4)	1,404,238	6,036	1.72	941,048	7,199	3.06
Interest-bearing deposits with banks	287,817	84	0.12	143,865	783	2.16
Federal funds sold	430	—	0.10	619	2	1.42
Total interest-earning assets	12,049,463	113,627	3.75	7,690,629	88,229	4.56
Less: allowance for credit losses	(162,488)			(54,147)
Cash and due from banks	128,193			64,154
Premises and equipment, net	59,182			60,537
Other assets	761,543			609,616
Total assets	$12,835,893			$8,370,789

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,144,328	365	0.13%	$749,720	545	0.29%
Regular savings deposits	391,291	66	0.07	326,913	110	0.13
Money market savings deposits	3,022,710	2,508	0.33	1,781,173	6,721	1.50
Time deposits	2,022,703	6,500	1.28	1,638,072	8,956	2.17
Total interest-bearing deposits	6,581,032	9,439	0.57	4,495,878	16,332	1.44
Other borrowings	709,217	551	0.31	146,939	257	0.69
Advances from FHLB	448,929	2,841	2.52	522,719	3,222	2.45
Subordinated debentures	230,309	2,669	4.64	37,340	481	5.15
Total borrowings	1,388,455	6,061	1.74	706,998	3,960	2.22
Total interest-bearing liabilities	7,969,487	15,500	0.77	5,202,876	20,292	1.55
Noninterest-bearing demand deposits	3,281,607			1,909,884
Other liabilities	183,053			134,844
Stockholders' equity	1,401,746			1,123,185
Total liabilities and stockholders' equity	$12,835,893			$8,370,789

Net interest income and spread		98,127	2.98%		67,937	3.01%
Less: tax-equivalent adjustment		643			1,147
Net interest income		$97,484			$66,790

Interest income/earning assets			3.75%			4.56%
Interest expense/earning assets			0.51%			1.05
Net interest margin			3.24%			3.51%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.54% and 26.13% for 2020 and 2019, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $0.6 million and $1.1 million in 2020 and 2019, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Includes investments that are exempt from federal taxes.
(4)Investments available-for-sale are presented at amortized cost.

Interest Income
The Company's total tax-equivalent interest income increased 29% for the third quarter of 2020 compared to the prior year quarter. The previous table reflects the growth in average interest-earning assets over the prior year quarter as average total loans grew 57% and average investment securities grew 49%. Increases occurred in most categories of interest-earning assets from the Revere acquisition and, to a lesser extent, the PPP program. Mortgage loans decreased as a result of rate-driven refinance and new loan origination activity coupled with the continued sale of the majority of new mortgage loan production. The significant growth in the average balance of interest-bearing deposits with banks was the result of the loan funding under the PPP program being placed into customer deposit accounts at the Bank.

The average yield on interest-earning assets declined to 3.75% for the current quarter compared to 4.56% for the same period of the prior year. The average yields on loans and investment securities for the current quarter decreased by 70 and 134 basis points, respectively, compared to the prior year quarter as market rates declined during the period. The PPP program and amortization of the fair value premiums negatively impacted the current quarter’s yield on average loans by eleven and two basis points, respectively. The decrease in the yield on investments was driven by the decline in yields during the year and as proceeds from maturities and calls were reinvested in securities at the lower available rates. The combined decrease in the yield on loans and the investment portfolio resulted in the 81 basis point decline in the yield on interest-earning assets from period to period. Excluding the PPP program and the amortization of fair value marks, the yield on interest-earning assets would have been 3.88%.

Interest Expense
Interest expense decreased 24% in the third quarter of 2020 compared to the third quarter of 2019. The decrease from period to period was attributable to two factors: the decline in general market rates that occurred over the previous twelve months and the impact of the amortization of the acquisition fair value marks. The main driver in the 87 basis point decline in the average rate paid on interest-bearing deposits in the current quarter versus in the prior year quarter were the notable decreases in the rates paid on money market savings and time deposits. Contributing to the decline in the average rate paid on deposits was the $2.4 million in amortization of fair value marks on time deposits for the current quarter. Excluding the amortization of the fair value marks, the average rate paid on interest-bearing deposits would have been 0.71%.

The combined impact of the general decline in market rates and amortization of fair value marks resulted in the 0.77% average rate paid on interest-bearing liabilities for the current quarter compared to 1.55% for the same period of the prior year. The average rate paid also benefited from the low funding cost of the PPP program and from the growth in noninterest-bearing deposits that grew to 33% of deposits in the current quarter compared to 30% in the prior year’s third quarter. The average rate paid on interest-bearing liabilities for the current quarter, after excluding the fair value amortization, would have been 0.89%.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2020/2019	2020/2019
(Dollars in thousands)	2020	2019	$ Change	% Change
Securities gains	$51	$15	$36	240.0%
Service charges on deposit accounts	1,673	2,516	(843)	(33.5)
Mortgage banking activities	14,108	4,408	9,700	220.1
Wealth management income	7,785	5,493	2,292	41.7
Insurance agency commissions	2,122	2,116	6	0.3
Income from bank owned life insurance	708	662	46	6.9
Bank card fees	1,525	1,462	63	4.3
Other income	1,418	1,901	(483)	(25.4)
Total non-interest income	$29,390	$18,573	$10,817	58.2

Total non-interest income increased 58% to $29.4 million for the third quarter of 2020 compared to $18.6 million for the third quarter of 2019. This $10.8 million increase was driven predominantly by the $9.7 million increase in income from mortgage banking activities and the $2.3 million increase in wealth management income. These increases more than offset the combined $1.3 million decline in service fees and other non-interest income during the period. Further detail by type of non-interest income follows:
•Service charges on deposit accounts decreased 34% in the third quarter of 2020, compared to the third quarter of 2019, as the Company, in an effort to lessen the financial burden of the pandemic on clients, elected to temporarily waive fees associated with deposit account activities.

•Income from mortgage banking activities increased by $9.7 million or 220% in the third quarter of 2020 as compared to the third quarter of 2019. The increased income from mortgage banking activities was attributable to increased refinancing activity. The Company sells the majority of its mortgage loan production for gains versus retaining them in the loan portfolio.
•Wealth management income increased 42% for the third quarter of 2020, as compared to the third quarter of 2019. This increase reflects the impact of the acquisition of RPJ, which was acquired in the first quarter of 2020. Overall total assets under management increased to $4.7 billion at September 30, 2020 compared to $3.2 billion at September 30, 2019.
•Income from bank owned life insurance increased by 7% in the third quarter of 2020, compared to the third quarter of 2019, as a result of the additional policies from the Revere acquisition.
•Bank card income increased 4% in the third quarter of 2020, compared to the third quarter of 2019, due to a rise in consumer transaction volume.
•Other non-interest income decreased 25% in the third quarter of 2020, compared to the third quarter of 2019, primarily as a result of decreased fee income related to credit products.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2020/2019	2020/2019
(Dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$36,041	$26,234	$9,807	37.4%
Occupancy expense of premises	5,575	4,816	759	15.8
Equipment expense	3,133	2,641	492	18.6
Marketing	1,305	1,541	(236)	(15.3)
Outside data services	2,614	1,973	641	32.5
FDIC insurance	1,340	(83)	1,423	n/m
Amortization of intangible assets	1,968	491	1,477	300.8
Merger and acquisition expense	1,263	364	899	247.0
Professional fees and services	1,800	1,546	254	16.4
Other expenses	5,898	5,402	496	9.2
Total non-interest expense	$60,937	$44,925	$16,012	35.6

Non-interest expense grew 36% to $60.9 million in the third quarter of 2020 compared to $44.9 million in the third quarter of 2019. The year-over-year growth was driven by increased operational and compensation costs, in addition to FDIC insurance and the amortization of intangible assets. Further detail by category of non-interest expense follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased 37% in the third quarter of 2020 compared to the same period of the prior year as a result of staffing increases due to the 2020 acquisitions. The remainder of the increase was due to incentives earned from mortgage loan production and annual merit increases. The average number of full-time equivalent employees rose to 1,145 in the third quarter of 2020 compared to 917 in the third quarter of 2019.
•Occupancy and equipment expenses for the quarter increased 17% compared to the prior year quarter as a result of the cost associated with the additional branches and business offices.
•Marketing expense decreased 15% as a result of decreased advertising initiatives.
•FDIC insurance expense increased by $1.4 million as a combined result of the asset growth from the Revere acquisition coupled with the impact of the assessment credit received in the prior year quarter.
•Outside data service expense grew 32% driven by the contractual data services with volume-based components.
•Professional fees and services increased 16% from the prior year quarter due to increased costs associated with credit management.
•Amortization of intangible assets increased primarily as a result of the amortization expense from the core deposit intangible asset recognized in the Revere transaction, and to a lesser degree, the amortization of intangibles acquired from the RPJ acquisition.

Income Taxes
The Company had income tax expense of $14.3 million in the third quarter of 2020, compared to income tax expense of $9.5 million in the third quarter of 2019. The resulting effective tax rate was 24.3% for the third quarter of 2020 compared to an effective tax rate of 24.5% for the third quarter of 2019.

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

Non-GAAP Financial Measures
The GAAP efficiency ratio in the third quarter of 2020 was 48.03% compared to 52.63% for the third quarter of 2019, as revenue growth outpaced the growth in non-interest expense during the period. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio was 45.27% in the third quarter of 2020 compared to 50.95% in the third quarter of 2019. The improvement in the current year’s non-GAAP efficiency ratio compared to the prior year, was the result of the 47% rate of growth in non-GAAP revenue which outpaced the 31% growth in the non-GAAP non-interest expense.

Pre-tax, pre-provision income, excluding merger and acquisition expense, increased for the third quarter of 2020 compared to the third quarter of 2019, driven by the positive net impact that the 2020 acquisitions had on net revenues.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019
Pre-tax pre-provision pre-merger income:
Net income (GAAP)	$44,642	$29,383
Plus non-GAAP adjustments:
Merger and acquisition expense	1,263	364
Income tax expense	14,292	9,531
Provision for credit losses	7,003	1,524
Pre-tax pre-provision pre-merger income	$67,200	$40,802

Efficiency ratio - GAAP basis:
Non-interest expense	$60,937	$44,925

Net interest income plus non-interest income	$126,874	$85,363

Efficiency ratio - GAAP basis	48.03%	52.63%

Efficiency ratio - non-GAAP basis:
Non-interest expense	$60,937	$44,925
Less non-GAAP adjustments:
Amortization of intangible assets	1,968	491
Merger and acquisition expense	1,263	364
Non-interest expense - as adjusted	$57,706	$44,070

Net interest income plus non-interest income	$126,874	$85,363
Plus non-GAAP adjustment:
Tax-equivalent income	643	1,147
Less non-GAAP adjustment:
Securities gains	51	15
Net interest income plus non-interest income - as adjusted	$127,466	$86,495

Efficiency ratio - non-GAAP basis	45.27%	50.95%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019
Operating earnings (non-GAAP):
Net income (GAAP)	$44,642	$29,383
Plus non-GAAP adjustments:
Provision for credit losses - net of tax	5,140	1,133
Merger and acquisition expense - net of tax	919	271
PPPLF funding expense - net of tax	339	—
Less non-GAAP adjustment:
PPP interest income and deferred fees - net of tax	5,226	—
Operating earnings (non-GAAP)	$45,814	$30,787

Operating earnings per common share (non-GAAP):
Weighted-average shares outstanding - diluted (GAAP)	47,175,071	35,671,721

Earnings per diluted common share (GAAP)	$0.94	$0.82
Operating earnings per diluted common share (non-GAAP)	$0.97	$0.86

Operating return on average assets (non-GAAP):
Average assets (GAAP)	$12,835,893	$8,370,789
Average PPP loans	1,058,792	—
Adjusted average assets (non-GAAP)	$11,777,101	$8,370,789

Return on average assets (GAAP)	1.38%	1.39%
Operating return on adjusted average assets (non-GAAP)	1.55%	1.46%

Operating return on average tangible common equity (non-GAAP):
Average assets (GAAP)	$12,835,893	$8,370,789
Average goodwill	(370,548)	(347,149)
Average other intangible assets, net	(35,470)	(8,629)
Average tangible assets (non-GAAP)	$12,429,875	$8,015,011

Average total stockholders' equity (GAAP)	$1,401,746	$1,123,185
Average accumulated other comprehensive (income)/ loss	(17,726)	2,837
Average goodwill	(370,548)	(347,149)
Average other intangible assets, net	(35,470)	(8,629)
Average tangible common equity (non-GAAP)	$978,002	$770,244

Return on average tangible common equity (GAAP)	18.16%	15.13%
Operating return on average tangible common equity (non-GAAP)	18.64%	15.86%

FINANCIAL CONDITION
The Company’s total assets grew to $12.7 billion or by 47% at September 30, 2020, as compared to $8.6 billion at December 31, 2019, primarily as a result of the acquisition of Revere. The Company’s participation in the PPP program contributed $1.1 billion to the overall $4.1 billion asset growth from the previous year end. Exclusive of the PPP program, total asset growth was 35%. During this period, total loans grew by 54% to $10.3 billion at September 30, 2020, compared to $6.7 billion at December 31, 2019. The Revere acquisition resulted in $2.5 billion of the total loan growth during the period. Deposit growth, primarily from the Revere acquisition, was 55% from December 31, 2019 to September 30, 2020, as noninterest-bearing deposits experienced growth of 83% and interest-bearing deposits grew 43%. Deposit growth was also positively affected by the influx of funds from the PPP program, as loan funds were placed in existing deposit accounts at the Bank. The growth in deposits resulted in the loan to deposit ratio declining to 103.7% at September 30, 2020 from 104.1% at December 31, 2019.

Loans
Excluding PPP loans, total loans grew 38% to $9.3 billion at September 30, 2020. The majority of the growth, exclusive of the PPP program, was driven by the acquisition of Revere. Commercial loans, excluding PPP loans, grew 50% or $2.5 billion. Period-to-period changes in the individual commercial loan portfolios occurred as a result of loan system integration and classification to align the acquired portfolio classifications with the Company's. The remainder of the loan portfolio grew 6% as the residential real estate portfolio grew 4% and the consumer loan portfolio grew 12%.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	September 30, 2020		December 31, 2019		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial owner-occupied real estate	$3,588,702	34.7%	$2,169,156	32.4%	$1,419,546	65.4%
Commercial investor real estate	1,652,208	16.0	1,288,677	19.2	363,531	28.2
Commercial AD&C	994,800	9.6	684,010	10.2	310,790	45.4
Commercial business	2,227,246	21.6	801,019	11.9	1,426,227	178.1
Total commercial loans	8,462,956	81.9	4,942,862	73.7	3,520,094	71.2
Residential real estate:
Residential mortgage	1,173,857	11.3	1,149,327	17.1	24,530	2.1
Residential construction	175,123	1.7	146,279	2.2	28,844	19.7
Consumer	521,999	5.1	466,764	7.0	55,235	11.8
Total residential and consumer loans	1,870,979	18.1	1,762,370	26.3	108,609	6.2
Total loans	$10,333,935	100.0%	$6,705,232	100.0%	$3,628,703	54.1

From March through September 30, 2020, the Company granted payment modifications or deferrals under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on over 2,500 loans with an aggregate balance of approximately $2.0 billion. As reflected in the table below, approximately $562 million of loans were deferring payments as of September 30, 2020. Approximately $465 million of the loans deferring payments at September 30, 2020 have been granted a second payment accommodation. The following table provides the distribution, by portfolio segment, of loans deferring payments compared to other outstanding loans as of September 30, 2020:

	September 30, 2020
	Loans Deferring Payments		Other Outstanding Loans		Total Loans Balance	% of Total Loans with a Deferral
(Dollars in thousands)	Balance	%	Balance	%
Commercial real estate:
Commercial investor real estate	$375,380	66.8%	$3,213,322	32.9%	$3,588,702	10.5%
Commercial owner-occupied real estate	69,828	12.4	1,582,380	16.2	1,652,208	4.2
Commercial AD&C	19,260	3.4	975,540	9.9	994,800	1.9
Commercial business	42,583	7.6	2,184,663	22.4	2,227,246	1.9
Total commercials loans	507,051	90.2	7,955,905	81.4	8,462,956	6.0
Residential real estate:
Residential mortgage	44,805	8.0	1,129,052	11.5	1,173,857	3.8
Residential construction	3,461	0.6	171,662	1.8	175,123	2.0
Consumer	7,039	1.2	514,960	5.3	521,999	1.3
Total residential and consumer loans	55,305	9.8	1,815,674	18.6	1,870,979	3.0
Total loans	$562,356	100.0%	$9,771,579	100.0%	$10,333,935	5.4

The Company originated $1.1 billion of PPP loans, of which $47.2 million had been repaid as of September 30, 2020. The following table discloses the remaining balances of loans deferring payments and PPP loans issued under the CARES Act on the commercial loan portfolio by selected industry segment as of September 30, 2020:

	September 30, 2020
(In thousands)	Loans Deferring Payments	PPP Loans	Other Outstanding Loans	Total Loans
CRE Investment - Retail	$105,933	$759	$977,858	$1,084,550
CRE Investment - Office	18,690	318	684,718	703,726
CRE Investment - Multifamily	42,592	3,998	430,513	477,103
Hotels	180,913	8,477	216,465	405,855
Restaurants	14,145	73,546	140,788	228,479
All other industries	144,778	1,001,050	4,417,415	5,563,243
Total Commercial Loans	$507,051	$1,088,148	$6,867,757	$8,462,956

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	September 30, 2020		December 31, 2019		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Investments available-for-sale:
U.S. treasuries and government agencies	$139,405	9.8%	$258,495	23.0%	$(119,090)	(46.1)%
State and municipal	352,987	24.7	233,649	20.8	119,338	51.1%
Mortgage-backed and asset-backed	852,314	59.8	570,759	50.7	281,555	49.3%
Corporate debt	12,499	0.9	9,552	0.8	2,947	30.9%
Trust preferred	—	—	310	—	(310)	(100.0)%
Marketable equity securities	—	—	568	0.1	(568)	(100.0)%
Total available-for-sale securities	1,357,205	95.2	1,073,333	95.4	283,872	26.4%

Other equity securities:
Other equity securities	68,528	4.8	51,803	4.6	16,725	32.3%
Total other equity securities	68,528	4.8	51,803	4.6	16,725	32.3%
Total securities	$1,425,733	100.0%	$1,125,136	100.0%	$300,597	26.7%

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. At September 30, 2020, 98% of the investment portfolio was invested in Aaa/AAA or Aa/AA-rated securities. The composition and size of the portfolio at September 30, 2020 shifted from U.S. Treasuries and U.S. government Agencies to mortgage-backed and municipal securities compared to the prior year-end to take advantage of investment spreads that occurred late in the first quarter of 2020 as a result of the interest rate dislocation in the markets. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. At September 30, 2020 the duration of the portfolio was 4.0 years compared to 3.5 years at December 31, 2019. The increase in the duration is the result of the decline in the interest rate environment as portions of the portfolio repriced at lower rates due to maturities. The portfolio possesses low credit risk that could provide the liquidity necessary to meet loan and operational demands.

Other Earning Assets
Residential mortgage loans held for sale increased to $88.7 million at September 30, 2020, compared to $53.7 million at December 31, 2019, as a result of the increased volume of loan originations during the period and the timing of sales of those mortgages. The Company continues to sell the majority of its mortgage loan production. The aggregate of interest-bearing deposits with banks and federal funds sold increased by $53.9 million at September 30, 2020 compared to December 31, 2019. The Company continues to maintain a higher liquidity position in light of the economic uncertainty resulting from the COVID-19 pandemic.

Deposits
The composition of deposits at the periods indicated is presented in the following table:

	September 30, 2020		December 31, 2019		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$3,458,804	34.7%	$1,892,052	29.4%	$1,566,752	82.8%
Interest-bearing deposits:
Demand	1,137,000	11.4	836,433	13.0	300,567	35.9
Money market savings	3,104,600	31.1	1,839,593	28.5	1,265,007	68.8
Regular savings	396,280	4.0	329,919	5.1	66,361	20.1
Time deposits of less than $100,000	545,903	5.5	463,431	7.2	82,472	17.8
Time deposits of $100,000 or more	1,322,382	13.3	1,078,891	16.8	243,491	22.6
Total interest-bearing deposits	6,506,165	65.3	4,548,267	70.6	1,957,898	43.0
Total deposits	$9,964,969	100.0%	$6,440,319	100.0%	$3,524,650	54.7

Deposits and Borrowings
Total deposits increased by 55% to $10.0 billion at September 30, 2020 from $6.4 billion at December 31, 2019. This acquisition driven increase resulted in noninterest-bearing deposits increasing 83% and interest-bearing deposits increasing 43%. A portion of the deposit growth is the result of the funds from the PPP program as loan funds were placed in deposit accounts at the Bank until utilized by the respective borrowers. At September 30, 2020, interest-bearing deposits represented 65% of deposits with the remaining 35% in noninterest-bearing balances, compared to 71% and 29%, respectively, at December 31, 2019. The mix of interest-bearing deposits remained relatively stable at September 30, 2020 compared December 31, 2019. Total borrowings increased 21% at September 30, 2020 compared to December 31, 2019, as a direct result of the funds borrowed under the PPPLF to fund the underlying PPP loans, in addition to $31.0 million of Revere’s subordinated debt as part of the acquisition.

Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $1.4 billion at September 30, 2020 compared to $1.1 billion December 31, 2019. This increase in equity occurred due to the acquisition of Revere which resulted in the issuance of 12.8 million shares of common stock valued at $289 million. Prior to the acquisition of Revere, the Company repurchased $25.7 million of common stock during the first quarter of 2020. The ratio of average equity to average assets was 11.39% for the nine months ended September 30, 2020, as compared to 13.22% for the first nine months of 2019.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Regulatory Requirements
	September 30, 2020	December 31, 2019
Total capital to risk-weighted assets	14.02%	14.85%	8.00%

Tier 1 capital to risk-weighted assets	10.45%	11.21%	6.00%

Common equity tier 1 capital	10.45%	11.06%	4.50%

Tier 1 leverage	8.65%	9.70%	4.00%

As of September 30, 2020, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The main drivers of the decline in the ratios at September 30, 2020 from December 31, 2019 was the impact that the Revere transaction had on total risk-based assets, as well as the previously mentioned stock repurchase program. During the year, the Company elected to apply the provisions of the CECL deferral transition in the determination of its risk based capital ratios. At September 30, 2020, the impact of the application of this deferral transition provided an additional $23.5 million in Tier 1 capital and resulted in raising the common equity tier 1 ratio by 24 basis points.

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

Tangible common equity totaled $1.0 billion at September 30, 2020, compared to $782.3 million at December 31, 2019. At September 30, 2020, the ratio of tangible common equity to tangible assets has decreased to 8.17% compared to 9.46% at December 31, 2019. The decrease in the tangible common equity ratio was caused primarily by the growth of total assets due to the acquisition of Revere as tangible assets grew at 48% versus the 28% in tangible common equity. Secondary causes of the decline in the ratio were the repurchase of $25.7 million in common stock in the current year and the addition of $49.7 million in goodwill and net intangibles from the Revere and RPJ acquisitions during 2020. Excluding the PPP loans from tangible assets, the ratio of tangible common equity to tangible assets was 8.94%.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	September 30, 2020	December 31, 2019
Tangible common equity ratio:
Total stockholders' equity	$1,424,749	$1,132,974
Accumulated other comprehensive (income)/ loss	(17,493)	4,332
Goodwill	(370,549)	(347,149)
Other intangible assets, net	(34,175)	(7,841)
Tangible common equity	$1,002,532	$782,316

Total assets	$12,678,131	$8,629,002
Goodwill	(370,549)	(347,149)
Other intangible assets, net	(34,175)	(7,841)
Tangible assets	$12,273,407	$8,274,012

Tangible common equity ratio	8.17%	9.46%

Outstanding common shares	47,025,779	34,970,370

Tangible book value per common share	$21.32	$22.37
Book value per common share	$30.30	$32.40

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

Loans acquired as a part of an acquisition transaction with evidence of more-than-insignificant credit deterioration since their origination as of the date of the acquisition are considered “purchased credit deteriorated” or “PCD” loans and are recorded at their initial fair values. The identification of loans that have experienced a more-than-insignificant deterioration in credit quality since their origination requires judgment and an assessment of a number of factors. For further discussion regarding the acquired loans, including PCD loans, refer to that section of Note 1 - Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

To control and manage credit risk, management has a credit process in place to reasonably ensure that credit standards are maintained along with an in-house loan administration, accompanied by oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include monitoring the credit quality of the portfolio, providing early identification of potential problem credits and proactive management of problem credits.

The Company recognizes a lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors, such as bankruptcy, interruption of cash flows, etc., considered at the monthly credit committee meeting. Classification as a non-accrual loan is based on a determination that the Company may not collect all principal and/or interest payments according to contractual terms. When a loan is placed on non-accrual status all accrued but unpaid interest is reversed from interest income. Typically, all payments received on non-accrual loans are first applied to the remaining principal balance of the loans. Any additional recoveries are credited to the allowance up to the amount of all previous charge-offs.

The level of non-performing loans to total loans was 0.72% at September 30, 2020, compared to 0.62% at December 31, 2019. At September 30, 2020, non-performing loans totaled $74.7 million, compared to $41.3 million at December 31, 2019. Non-performing loans include accruing loans 90 days or more past due and restructured loans. The growth in non-performing loans from December 31, 2019 was driven by three major components: loans placed in non-accrual status, acquired Revere non-accrual loans, and loans previously accounted for as purchased credit impaired loans that have been designated as non-accrual loans as a result of the Company’s adoption of the accounting standard for expected credit losses at the beginning of the year. Loans placed on non-accrual during the first nine months of 2020 amounted to $30.6 million compared to $15.6 million for the same period of the prior year. Acquired Revere non-accrual loans were $11.3 million.

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
•Evaluation of whether adverse changes in the value of the collateral are expected over the remainder of the loan’s expected life.
•The Company will individually assess the allowance for credit losses based on the fair value of the collateral for any collateral dependent loans where the borrower is experiencing financial difficulty or when the Company determines that the foreclosure is probable. The Company will charge-off the excess of the loan amount over the fair value of the collateral adjusted for the estimated selling costs.

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

In response to the COVID-19 pandemic, the Company developed a set of guidelines to provide relief to qualified commercial and mortgage/consumer loans customers. These guidelines, as permitted by the CARES Act, provide for deferment of certain loan payments of up to 180 days to provide relief to qualified commercial, mortgage and consumer loan customers. Initial deferrals of 90 days were granted to qualified customers with the option to request a second deferral for an additional 90 days. The Company granted initial approvals for payment deferrals on over 2,400 loans with an aggregate balance of $2.0 billion. At September 30, 2020, loans with payment accommodation amounted to $562 million or 5% of the total loan portfolio. Commercial loans comprised $507 million or 90% of the total accommodations at September 30, 2020. At September 30, 2020, the amount of loans granted a second deferral period amounted to $465 million. Applying the stipulated criteria, at September 30, 2020, the Company has approved and funded over 5,400 loans for a total of $1.1 billion in PPP loans to businesses. Loans originated under the program are 100% guaranteed by the Small Business Administration under the provisions of the CARES Act.

The Company may extend the maturity of a performing or current loan that may have some inherent weakness associated with the loan. However, the Company generally follows a policy of not extending maturities on non-performing loans under existing terms. Maturity date extensions only occur under revised terms that clearly place the Company in a position to increase the likelihood of or assure full collection of the loan under the contractual terms and/or terms at the time of the extension that may eliminate or mitigate the inherent weakness in the loan. These terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows. Guarantees may be a consideration in the extension of loan maturities. As a general matter, the Company does not view the extension of a loan to be a satisfactory approach to resolving non-performing credits. On an exception basis, certain performing loans that have displayed some inherent weakness in the underlying collateral values, an inability to comply with certain loan covenants which are not affecting the performance of the credit or other identified weakness may be extended.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights was $0.7 million at September 30, 2020 compared to $0.8 million at December 31, 2019.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$26,784	$8,437
Commercial owner-occupied real estate	6,511	4,148
Commercial AD&C	1,678	829
Commercial business	17,659	8,450
Residential real estate:
Residential mortgage	11,296	12,661
Residential construction	—	—
Consumer	7,493	4,107
Total non-accrual loans	71,421	38,632

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	93	—
Residential real estate:
Residential mortgage	320	—
Residential construction	—	—
Consumer	1	—
Total 90 days past due loans	414	—

Restructured loans (accruing)	2,854	2,636
Total non-performing loans	74,689	41,268
Other real estate owned, net	1,389	1,482
Total non-performing assets	$76,078	$42,750

Non-performing loans to total loans	0.72%	0.62%
Non-performing assets to total assets	0.60%	0.50%
Allowance for credit losses to non-performing loans	228.03%	136.02%

The following table discloses information on the credit quality of originated loans, acquired Revere loans and total loans:

	September 30, 2020
(Dollars in thousands)	Originated Loans	Revere Acquired Loans	Total Loans
Performing loans:
Current	$7,951,458	$2,270,093	$10,221,551
30-59 days	16,663	13,525	30,188
60-89 days	3,526	3,981	7,507
Total performing loans	7,971,647	2,287,599	10,259,246
Non-performing loans:
Non-accrual loans	60,135	11,286	71,421
Loans greater than 90 days past due	321	93	414
Restructured loans	2,854	—	2,854
Total non-performing loans	63,310	11,379	74,689
Total loans	$8,034,957	$2,298,978	$10,333,935

Non-performing loans to total loans	0.79%	0.49%	0.72%
Allowance for credit losses to non-performing loans	192.87%	423.64%	228.03%

Allowance for Credit Losses
The allowance for credit losses represents management’s estimate of the portion of the Company’s loans’ amortized cost basis not expected to be collected over the loans’ contractual life. As a part of the credit oversight and review process, the Company maintains an allowance for credit losses (the “allowance”). The following allowance section should be read in conjunction with “Allowance for Credit Losses” section in Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements. The Company excludes accrued interest from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income when loans are placed on non-accrual status.

The adequacy of the allowance is determined through ongoing evaluation of the credit portfolio, and involves consideration of a number of factors. Determination of the allowance is inherently subjective and requires significant estimates, including consideration of current conditions and future economic forecasts, which may be susceptible to significant volatility. The amount of expected losses can vary significantly from the amounts actually observed. Loans deemed uncollectible are charged off against the allowance, while recoveries are credited to the allowance when received. Management adjusts the level of the allowance through the provision for credit losses in the Condensed Consolidated Statement of Income.

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

The provision for credit losses totaled $90.2 million for the nine months ended September 30, 2020 compared to a provision of $3.0 million for the same period in the prior year. During the current year, the provision for credit losses was significantly impacted by the negative projected impact of COVID-19 on specific forecasted economic metrics used in the Company’s CECL model. The forecasted economic metrics with the greatest impact in order of magnitude were, the expected future unemployment rate, the expected level of business bankruptcies and to a lesser degree, the house price index. These expectations were based on the assessment of the impact on the Company’s market area caused by the economic disruption. The portion of the $90.2 million provision directly attributable to the significant deterioration in the economic forecast amounted to approximately $59.3 million. In addition, as required by GAAP, the initial allowance for credit losses on Revere’s acquired non-PCD loans was recognized through provision for credit losses in the amount of $17.5 million. The remainder of the provision reflects the impact of changes in interest rates, existing terms, qualitative factors, portfolio composition and portfolio maturities. The acquisition of Revere’s PCD loans resulted in an increase to the allowance for credit losses of $18.6 million, which did not affect the current quarter’s provision expense.

At September 30, 2020, the allowance for credit losses was $170.3 million as compared to $56.1 million at December 31, 2019. The allowance for credit losses as a percent of total loans was 1.65% and 0.84% at September 30, 2020 and December 31,

2019, respectively. The allowance for credit losses represented 228% of non-performing loans at September 30, 2020 as compared to 136% at December 31, 2019. The allowance attributable to the commercial portfolio represented 1.78% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 1.04%. With respect to the total commercial portion of the allowance, 38% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 2.57%. A similar ratio with respect to AD&C loans was 1.89% at the end of the current quarter. Excluding the PPP loans, which do not have an associated allowance, the allowance for credit losses as percentage of total loans outstanding would be 1.84% and the ratio of the allowance for commercial business loans to total commercial business loans would be 4.91%.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where the Company determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 87% of the total allowance being attributable to the historical performance of the portfolio while 13% of the allowance is attributable to the collective qualitative factors applied to determine the allowance. The methodology used under previous accounting guidance in prior periods was dependent to a large degree on the application of qualitative factors which resulted in 85% of the total allowance being attributable to those qualitative factors with the remaining portion of the prior period’s allowance being dependent on historical loss experience.

The quantified collective portion of the allowance is determined by pooling loans into segments based on the similar risk characteristics of the underlying borrowers, in addition to consideration of collateral type, industry and business purpose of the loans. The Company selected two collective methodologies, the discounted cash flows and weighted average remaining life methodologies. Segments utilizing the discounted cash flow method are further sub-segmented based on the risk level (determined either by risk ratings or Beacon Scores). Collective calculation methodologies use the Company’s historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a two year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period expected losses revert back to the historical mean over the next two years on a straight-line basis.

Economic variables which have the most significant impact on the allowance include:
•unemployment rate;
•number of business bankruptcies; and
•house price index.

The collective quantified component of the allowance is supplemented by a qualitative component to address various risk characteristics of the Company’s loan portfolio including:
•trends in early delinquencies;
•changes in the risk profile related to large loans in the portfolio;
•concentrations of loans to specific industry segments;
•expected changes in economic conditions;
•changes in the Company’s credit administration and loan portfolio management processes; and
•the quality of the Company’s credit risk identification processes.

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $56.1 million, with individual allowances of $8.3 million against those loans at September 30, 2020.

If an updated appraisal is received subsequent to the preliminary determination of an individual allowance or partial charge-off, and it is less than the initial appraisal used in the initial assessment, an additional individual allowance or charge-off is taken on the related credit. Partially charged-off loans are not written back up based on updated appraisals and always remain on non-

accrual with any and all subsequent payments first applied to the remaining balance of the loan as principal reductions. No interest income is recognized on loans that have been partially charged-off.

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Excluding the PPP loans, commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at both September 30, 2020 and December 31, 2019. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2020	December 31, 2019
Balance, January 1	$56,132	$53,486
Initial allowance on PCD loans at adoption of ASC 326	2,762	—
Transition impact of adopting ASC 326	2,983	—
Initial allowance on acquired Revere PCD loans	18,628	—
Provision for credit losses	90,158	4,684
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	(23)	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	(429)	(1,195)
Residential real estate:
Residential mortgage	(420)	(690)
Residential construction	—	—
Consumer	(383)	(783)
Total charge-offs	(1,255)	(2,668)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	6	16
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	228
Commercial business	696	49
Residential real estate:
Residential mortgage	78	138
Residential construction	5	8
Consumer	121	191
Total recoveries	906	630
Net charge-offs	(349)	(2,038)
Balance, period end	$170,314	$56,132

Net charge-offs to average loans	0.01%	0.03%
Allowance for credit losses to loans	1.65%	0.84%

The following table discloses information on allowance for credit losses and allowance ratios for originated loans and Revere acquired non-PCD and PCD loans:

	September 30, 2020
			Revere acquired loans
	Originated Loans		Non-PCD		PCD		Total Loans
(Dollars in thousands)	Allowance	Reserve Ratio	Allowance	Reserve Ratio	Allowance	Reserve Ratio	Allowance	Reserve Ratio
Commercial real estate:
Commercial investor real estate	$37,117	1.47%	$8,434	1.39%	$9,685	2.13%	$55,236	1.54%
Commercial owner-occupied real estate	13,775	1.10	2,588	1.09	3,290	1.98	19,653	1.19
Commercial AD&C	13,748	1.92	3,608	1.82	1,435	1.82	18,791	1.89
Commercial business	40,410	2.16	7,876	4.44	8,873	4.97	57,159	2.57
Residential real estate:
Residential mortgage	10,895	1.00	799	1.05	217	2.06	11,911	1.01
Residential construction	1,430	0.84	28	0.86	6	0.86	1,464	0.84
Consumer	4,733	1.15	1,192	1.20	175	1.87	6,100	1.17
Total loans	$122,108	1.52	$24,525	1.75	$23,681	2.64	$170,314	1.65

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

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income or “NII” at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. As an example, certain types of money market deposit accounts are assumed to reprice at 40 to 100% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement. As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage the Company's net interest margin. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

The Company prepares a current base case and multiple alternative simulations at least once per quarter and reports the analysis to the board of directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2020	7.56%	5.65%	3.90%	1.70%	N/A	N/A	N/A	N/A
December 31, 2019	11.26%	8.71%	6.06%	3.06%	(3.47%)	N/A	N/A	N/A

The impact of these various interest movements on net interest income are reflected in the preceding table. At September 30, 2020, further interest rate declines are improbable due to the low level of existing market rates. As reflected in the table, in a rising interest rate environment, net interest income sensitivity decreased compared to December 31, 2019. The change in the net interest income at risk resulted from decreased asset sensitivity due to the impact of shorter loan durations, and the repricing of deposits. All measures remained well within prescribed policy limits.

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2020	(9.72%)	(5.17%)	(1.08%)	1.05%	N/A	N/A	N/A	N/A
December 31, 2019	(9.13%)	(5.54%)	(2.34%)	(0.06%)	(0.95%)	N/A	N/A	N/A

Overall, the measure of the EVE at risk decreased in most rising rate scenarios from December 31, 2019 to September 30, 2020. The decline in EVE in most of the rising rate scenarios is the result of the combination of shorter loan durations that declined with the inclusion of Revere’s portfolio and inclusion of the PPP program, coupled with the lower deposit duration.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2020.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits and certain time deposits of $250 thousand or more, to be a relatively stable funding source. Core deposits equaled 76% of total interest-earning assets at September 30, 2020. The Company’s growth and mortgage banking activities are also additional considerations when evaluating liquidity requirements. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At September 30, 2020, the Company’s liquidity and funds availability provides it with flexibility in funding loan demand and other liquidity demands.

The Company also has external sources of funds available that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the FHLB and the Federal Reserve Bank. The line of credit with the FHLB totaled $2.3 billion, all of which was available for borrowing based on pledged collateral, with $444.2 million borrowed against it as of September 30, 2020. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $366.5 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2020. In addition, the Company had unsecured lines of credit with correspondent banks of $780.0 million at September 30, 2020. At September 30, 2020, there was $70.0 million outstanding borrowings against these lines of credit. At September 30, 2020 the Company had $250.4 million outstanding under the PPPLF. These funds are secured by guaranteed loans originated under the PPP program. At September 30, 2020, the Company had borrowing availability under the PPPLF of $837.7 million. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2020.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of September 30, 2020, the Bank could have declared a dividend of $145 million to Bancorp. At September 30, 2020, Bancorp had liquid assets of $51.5 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Commercial real estate development and construction	$834,164	$571,368
Residential real estate-development and construction	84,281	89,224
Real estate-residential mortgage	302,998	74,282
Lines of credit, principally home equity and business lines	1,952,443	1,400,038
Standby letters of credit	68,561	62,065
Total commitments to extend credit and available credit lines	$3,242,447	$2,196,977

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2018, the Company’s Board of Directors authorized the repurchase of up to 1,800,000 shares of common stock. For the nine months ended September 30, 2020, the Company repurchased and retired 820,328 shares of its common stock at an average price of $31.33 per share. The Company did not repurchase shares during the three months ended September 30, 2020. Cumulatively under the program, as of September 30, 2020, the Company has repurchased and retired 1,488,519 shares of its common stock at an average price of $33.58 per share.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By: /s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Date: November 6, 2020

By: /s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: November 6, 2020