Form 10-K
period 2020-12-31
SANDY SPRING BANCORP INC
filed 2021-02-19
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit such files). ☒ Yes
☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion, based on the closing sales price of $24.78 per share of the registrant's Common Stock on June 30, 2020.

The number of outstanding shares of common stock outstanding as of February 17, 2021.
Common stock, $1.00 par value – 47,095,833 shares

Documents Incorporated By Reference
Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2021 (the "Proxy Statement").
-----------------------------------
The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of this report and the following:
•risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the imposition of any restrictions on business operations and/or travel, the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations, the remedial actions and stimulus measures adopted by federal, state and local governments, the inability of employees to work due to illness, quarantine, or government mandates, and the timing of distribution, effectiveness and acceptance of vaccines against COVID-19;
•general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate prices, unemployment levels, the ability of businesses to remain viable and consumer and business confidence, which could lead to decreases in the demand for loans, deposits and other financial services that the Company provides and increases in loan delinquencies and defaults;
•changes or volatility in the capital markets and interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;
•the Company's liquidity requirements could be adversely affected by changes in our assets and liabilities;
•the Company's investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates used to value certain of the securities in our portfolio;
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
•competitive factors among financial services companies, including product and pricing pressures and the Company's ability to attract, develop and retain qualified banking professionals;
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

PART I

Item 1. BUSINESS

General
Sandy Spring Bancorp, Inc. ("Sandy Spring" or, together with its subsidiaries, the "Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988 while Sandy Spring Bank traces its origin to 1868, making it among the oldest banking institutions in the region. The Bank offers a broad range of commercial and retail banking, mortgage, private banking and trust services at over 60 locations throughout central Maryland, Northern Virginia, and Washington D.C. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and their other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation ("SSIC"), West Financial Services, Inc. ("West Financial") and SSB Wealth Management, Inc. (d/b/a Rembert Pendleton Jackson, "RPJ"), Sandy Spring Bank offers a comprehensive menu of insurance and investment management services. At December 31, 2020, the Company had $12.8 billion in assets, a $4.2 billion increase from total assets at December 31, 2019. The acquisition of Revere Bank (“Revere”) was responsible for $2.8 billion of this growth. In addition, participation in the Paycheck Protection Program (“PPP” or “PPP program”) was responsible for $1.1 billion in asset growth during the year ended December 31, 2020.

On April 1, 2020 (“Acquisition Date”), the Company completed the acquisition of Revere, headquartered in Rockville, Maryland. The acquisition resulted in the initial addition of 11 banking offices and more than $2.8 billion in assets as of the Acquisition Date. At the Acquisition Date, Revere had loans of $2.5 billion and deposits of $2.3 billion. The all-stock transaction resulted in the issuance of 12.8 million common shares and with total consideration exchanged valued at approximately $293 million. In addition, on February 1, 2020 the Company acquired RPJ, a wealth advisory firm located in Falls Church, Virginia with approximately $1.5 billion in assets under management.

The results of operations from the Revere and RPJ acquisitions have been included in the consolidated results of operations from the date of the acquisitions. As a result of the growth, assets, liabilities, net interest income, and non-interest income and expense increased from the prior year. Cost savings from the synergies resulting from the combination of the institutions are expected to be realized throughout 2020 and into 2021.

The Company's and the Bank's principal executive office is located at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is 301-774-6400.

Availability of Information
This report is not part of the proxy materials for the Company’s annual meeting of shareholders; it is provided along with the annual proxy statement for convenience of use and as an expense control measure. The Company makes available through the Investor Relations area of the Company website, at www.sandyspringbank.com, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Access to these reports is provided by means of a link to a third-party vendor that maintains a database of such filings. In general, the Company intends that these reports be available as soon as practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). Technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings are also available through the SEC’s EDGAR system. There is no charge for access to these filings through either the Company’s website or the SEC’s website.

Market and Economic Overview
Sandy Spring Bank is headquartered in Montgomery County, Maryland and conducts business primarily in Central Maryland, Northern Virginia and Washington D.C. The Bank's footprint serves the Washington metropolitan area, which is one of the country’s most economically successful regions. The region’s economic strength is due to the region’s significant federal government presence and the strong growth in the business and professional services sector. The proximity to numerous armed forces installations in Maryland, including the United States Cyber Command in Ft. Meade, Maryland, together with a strategic location between two of the country’s leading ports – the Port of Baltimore and the Port of Norfolk – and its proximity to numerous interstates and railways have provided opportunities for growth in a variety of areas, including logistics and transportation.

According to the U.S. Census Bureau, the region is home to six of the top ten most highly educated counties in the nation and five of the top ten most affluent counties, as measured by household income. The Company’s geographical location provides access to key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor. Prior to the economic effect of the COVID-19 pandemic, the region’s unemployment rate had remained below the national average for the last several years. Currently, while the region's unemployment rate has increased significantly, it is still below the national average. The region has the benefit of a highly trained and educated workforce concentrated in government and white-collar service businesses. These factors have provided a greater amount of resiliency in the face of the impact of the pandemic on the overall employment metrics for our market/region.

The Company's business, financial condition, and results of operations have been profoundly affected by the pandemic, which will potentially have adverse effects on the Company's future performance. Both globally and within the United States, the pandemic has resulted in negative impacts and a significant disruption to economic and commercial activity and financial markets. The local economy that the Company operates in had continued to strengthen and expand into early 2020. Economic improvement had resulted in many positive economic trends such as low unemployment, high consumer confidence, increased housing development and stable housing prices. However, the Company's business opportunities may be tempered by concerns such as employment opportunities, the effects of the remote workplace, the impact of government stimulus, wage growth and the strength of the dollar. Volatility in global economic markets, continued domestic political turmoil and various episodes of geopolitical unrest continue to provide a degree of uncertainty in the financial markets. Overall, management continues to be encouraged by the resiliency of the current economic environment and the prospects for continued growth of the Company.

Loan Products
The Company currently offers a complete menu of loan products primarily in the Company’s identified market footprint that are discussed in detail below and on the following pages. These following sections should be read in conjunction with the section “Credit Risk” on page 56 of this report.

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

Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Collateral generally is required to provide the Company with an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower, but generally may include real estate, accounts receivable, inventory, equipment or other assets. Loans also may be supported by personal guarantees from the principals of the commercial loan borrowers. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. A risk rating system is applied to the commercial loan portfolio to determine any exposures to losses. The Company has no commercial loans to borrowers in similar industries that exceed 10% of total loans.

During the current year, the Company participated in the Small Business Administration’s (“SBA”) PPP program, which provided forgivable loans to small businesses to enable them to maintain payroll, hire back employees who have been laid off, and cover applicable overhead. These loans are fully guaranteed by the SBA and provide for full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. Loans that do not meet the forgiveness criteria will enter a repayment period of 2 or 5 years. At December 31, 2020, PPP loans amounted to $1.1 billion. During January 2021, the Company announced continued participation in the restarted program for first and second draw loans.

Included in commercial loans are credits directly originated by the Company and, to a lesser extent, loan participations that are originated by other lenders in order to build long-term customer relationships or limit loan concentration. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. The Company also purchases whole loans and loan participations as part of its asset/liability management strategy. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2020, other financial institutions had $148.9 million in outstanding commercial and commercial real estate loan participations sold by the Company. In addition, the Company had $102.2 million in outstanding commercial and commercial real estate loan participations purchased from other lenders.

Commercial Real Estate

The Company's commercial real estate loans consist of both loans secured by owner-occupied properties and nonowner-occupied properties ("investor real estate loans") where an established banking relationship exists. The commercial real estate categories contain mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Commercial real estate loans secured by owner-occupied properties are based upon the borrower’s financial condition and the ability of the borrower and the business to repay. Investor real estate loans secured by nonowner-occupied properties involve investment properties for multi-family, warehouse, retail, and office space with a history of occupancy and cash flow. The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective. Interest rate risks are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than three years. While loan amortizations may be approved for up to 360 months, each loan generally has a call provision (maturity date) of five to ten years or less.

Commercial acquisition, development and construction ("AD&C") loans to residential builders are generally made for the construction of residential homes for which a binding sales contract exists and the prospective buyers have been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. Loans for the development of residential land are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, which is typically a minimum of eighteen months to three years.

The Company primarily lends for AD&C in local markets that are familiar and understandable, works selectively with top-quality builders and developers, and requires substantial equity from its borrowers. The underwriting process is designed to confirm that the project will be economically feasible and financially viable; projects are generally evaluated as though the Company will provide permanent financing. The Company's portfolio growth objectives do not include speculative commercial construction projects or projects lacking reasonable proportionate sharing of risk. Development and construction loans are secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information.

Commercial Business Loans

The Company also originates commercial business loans. Commercial term loans are made to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Company generally requires a first lien position on all collateral and requires guarantees from owners having at least a 10% interest in the involved business. Interest rates on commercial term loans are generally floating or fixed for a term not to exceed seven years. Management monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial business loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually depending on the degree to which the Company desires information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by Bank policy, would be an 80% advance on the lesser of appraisal or recent sales price on commercial property, an 80% or less advance on eligible receivables, a 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees. Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager. Whenever appropriate and available, the Bank seeks governmental loan guarantees, such as the SBA's loan programs, to reduce risks.

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

Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by government-sponsored entities (“GSEs”), including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”), which serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less or have mortgage insurance to insure down to 80%, and are made to borrowers in good credit standing. In recent years, the Company has made the strategic decision to sell the majority of new mortgage loan production in the secondary market. For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans is required. Borrowers may be required to advance funds with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums. Appraisers approved by the Company appraise the properties securing substantially all of the Company's residential mortgage loans.

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

Consumer installment loans are generally offered for terms of up to six years at fixed interest rates. Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all of these loans, unless the borrower has substantial other assets and income. The Company also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. The majority of outstanding unsecured loans usually do not exceed $50 thousand and have a term of no longer than 36 months.

Deposit Activities
Subject to the Company’s Asset/Liability Committee (the “ALCO”) policies and current business plan, the treasury management function works closely with the Company’s retail deposit operations to accomplish the objectives of maintaining deposit market share within the Company’s primary markets and managing funding costs to preserve the net interest margin.

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

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The overall average duration of 4.2 years of the investment portfolio together with the types of investments (93% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by secured lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve Bank, and to a lesser extent, unsecured lines of credit with correspondent banks.

Borrowing Activities
The Company’s borrowing activities are achieved through the use of lines of credit to address overnight and short-term funding needs, match-fund loan activity and to lock in attractive rates. Borrowing activities may encompass a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased, FHLB advances, retail repurchase agreements and long-term debt. FHLB borrowings typically carry rates at varying spreads from the LIBOR rate or treasury yield curve for the equivalent term because they may be secured with investments or high quality loans. Federal funds purchased, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. The Company issued $175 million in subordinated debt in November 2019. This debt issuance provided capital to support future growth and funding for the anticipated future redemption of higher priced debt that was assumed as part of the WashingtonFirst and Revere acquisitions. The entire amount of this subordinated debt is considered Tier 2 capital under current regulatory guidelines.

Human Capital
The Company’s vision is to be recognized as an outstanding financial services company creating remarkable experiences for its clients, employees, shareholders, and communities. Attracting, retaining and developing qualified employees and providing them with a remarkable employee experience is a key to providing a remarkable client experience and is an important contributor to the Company’s success.
Employee Profile
The following table describes the composition of the Company’s workforce at December 31, 2020:

Employees
Full-time employees	1,110
Part-time employees	36
Temporary employees	6
Total employees	1,152

Women	59.4%
Minorities	36.6%

Talent Acquisition
The Company’s demand for qualified candidates grows as the Company’s business grows. Building a diverse and inclusive workforce is a component of the Company's strategic plan. The Company attracts talented individuals with a combination of competitive pay and benefits. The Company’s minimum wage for entry-level positions, following a brief training period, is $15.00 per hour. Through systematic talent management, career development and succession planning, the Company is striving to source a larger percentage of candidates internally.

Professional Development
The Company’s performance management program is an interactive practice that engages employees through monthly coaching sessions with their manager, annual reviews, and annual goal setting. The Company offers a variety of programs to help employees learn new skills, establish and meet personalized development goals, take on new roles and become better leaders.

Employee Engagement
The Company recognizes that employees who are involved in, enthusiastic about and committed to their work and workplace contribute meaningfully to the success of the Company. On a regular basis, the Company solicits employee feedback through a confidential, company-wide survey on culture, management, career opportunities, compensation, and benefits. The results of this survey are reviewed with the board of directors and are used to update employee programs, initiatives, and communications. The Company has a number of other engagement initiatives, including quarterly town hall meetings with the Company’s Chief Executive Officer and other senior leaders and its award-winning Meeting in a Box initiative that engages every employee in a synchronized effort to discuss client and employee experience topics.

Succession Planning
The Company is focused on facilitating internal succession by fostering internal mobility, enhancing its talent pool through professional development programs, structuring its training program to teach skills for 21st century banking, and expanding opportunities through structured diversity and inclusion initiatives.

COVID-19 Response
As the threat of the COVID-19 pandemic became clear, the Company took significant steps to protect the health and safety of its employees. On March 18, 2020, the Company closed branch lobbies to the public, established a process for clients to schedule appointments for critical needs, and made a wider range of transactions possible in drive-thru facilities. At the same time, the Company transitioned approximately 85% of non-branch personnel to working remotely.

The Company developed a return-to-work roadmap that established a phased approach to returning employees to the office. In July 2020, the Company moved to phase 1 of its roadmap, under which the branch network continued to operate with appointment-only lobby access and staffing levels at non-branch facilities were capped at 25% of normal occupancy. In January 2021, the Company communicated to employees that it will remain in phase 1 of its return-to-work roadmap through the second quarter of 2021.

The Company took a number of steps to support employees during the pandemic. The Company established an enhanced personal leave benefit that provides up to two weeks of paid time off to employees who are unable to work for reasons related to COVID-19. The Company also created a COVID-19 hardship leave benefit, comparable to the benefit created under the Families First Coronavirus Response Act that provides up to 12 additional weeks of expanded family and medical leave for specified reasons related to COVID-19. Due to the reduction in branch services, nearly two dozen branch associates transitioned to roles within the Company’s mortgage and consumer lending teams and the Client Service Center. Employees who could not be redeployed continued to be paid. The Company did not furlough or lay-off any employees as a result of the pandemic.

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

SSIC operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff & Associates, an insurance agency located in Ocean City, Maryland. Both agencies face competition primarily from other insurance agencies and insurance companies. West Financial, located in McLean, Virginia, and RPJ, located in Falls Church, Virginia, both wholly owned subsidiaries of the Bank, are asset management and financial planning companies. West Financial and RPJ face competition primarily from other financial planners, banks, and financial management companies.

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

Regulation, Supervision, and Governmental Policy
The following is a brief summary of certain statutes and regulations that significantly affect the Company and its subsidiaries. A number of other statutes and regulations may affect the Company and the Bank but are not discussed in the following paragraphs.

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

A holding company must serve as a source of strength for its subsidiary banks and the Federal Reserve may require a holding company to contribute additional capital to an undercapitalized subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking regulator to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.

Bank Regulation
The Bank is a state chartered bank and trust company subject to supervision by the State of Maryland. As a member of the Federal Reserve System, the Bank is also subject to supervision by the Federal Reserve. Deposits of the Bank are insured by the FDIC to the legal maximum limit. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations that set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

The Federal Reserve regularly examines the operations and condition of the Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank’s depositors and the Deposit Insurance Fund. In addition, the Bank is required to furnish quarterly and annual reports to the Federal Reserve. The Federal Reserve’s enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

The Federal Reserve has adopted regulations regarding capital adequacy, which require member banks to maintain specified minimum ratios of capital to total average assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.” Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See Note 12 – Stockholders’ Equity in the Notes to the Consolidated Financial Statements.

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

Sandy Spring Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates currently range from 1.5 to 30 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment. Deposit insurance assessments are based on total average assets, excluding PPP loans, less average tangible common equity. The FDIC has authority to increase insurance assessments. Management cannot predict what insurance assessment rates will be in the future.

Interchange fees, or “swipe” fees, are fees that merchants pay to credit card companies and debit card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that a non-exempt issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, card issuers and networks are prohibited from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing. Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year-end. In November 2020, the federal banking regulators adopted regulatory relief that allows the Company to select either December 31, 2019, or December 31, 2020, whichever is the lower asset measurement, for purposes of determining its qualification for the small issuer exemption. As a result, the Company, which had total consolidated assets of less than $10 billion at December 31, 2019, will become subject to the interchange restrictions beginning July 1, 2022, rather than July 1, 2021.

Consumer Financial Protection Laws and Enforcement
The Consumer Financial Protection Bureau (“CFPB”) is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.

The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal banking agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. As an insured depository institution with total assets of more than $10 billion, the Bank is subject to the CFPB’s supervisory and enforcement authorities.

Regulation of Registered Investment Advisor Subsidiaries.
The Company's subsidiaries West Financial and RPJ are investment advisors registered with the SEC under the Investment Advisors Act of 1940. In this capacity, West Financial and RPJ are subject to oversight and inspections by the SEC. Among other things, registered investment advisors like West Financial and RPJ must comply with certain disclosure obligations, advertising and fee restrictions and requirements relating to client suitability and custody of funds and securities. Registered investment advisors are also subject to anti-fraud provisions under both federal and state law.

Regulatory Capital Requirements
The Federal Reserve establishes capital and leverage requirements for the Company and the Bank. Specifically, the Company and the Bank are subject to the following minimum capital requirements: (1) a leverage ratio of 4%; (2) a common equity Tier 1 risk-based capital ratio of 4.5%; (3) a Tier 1 risk-based capital ratio of 6%; and (4) a total risk-based capital ratio of 8%.

The Company’s Common Equity Tier 1 capital consists solely of common stock plus related surplus and retained earnings, adjusted for goodwill, intangible assets and the related deferred taxes. Additional Tier 1 capital may include other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock, if applicable. Capital rules also permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of unsecured instruments that are subordinated to deposits and general creditors and have a minimum original maturity of at least five years, among other requirements, plus instruments that the rule has disqualified from Tier 1 capital treatment. Instruments that are included in Tier 2 capital, but have a maturity of less than five years, must be ratably discounted over their remaining life until they reach maturity.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” of 2.5 percent on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity and the buffer applies to all three measurements: Common Equity Tier 1, Tier 1 capital and total capital.

Supervision and Regulation of Mortgage Banking Operations
The Company’s mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”) and Fannie Mae with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit audited financial statements to Fannie Mae, FHA and VA. Each of these regulatory entities has its own financial requirements. The Company’s affairs are also subject to examination by the Federal Reserve, Fannie Mae, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company’s mortgage banking operations are also affected by various state and local laws and regulations and the requirements of various private mortgage investors.

Community Reinvestment
Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of the community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank was assigned an “outstanding” rating as a result of its last CRA examination.

Bank Secrecy Act
Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, contains prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the Patriot Act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

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

Information About Our Executive Officers
The following listing sets forth the name, age (as of February 19, 2021), principal position and recent business experience of each executive officer:

R. Louis Caceres, 58, became Executive Vice President of the Bank in 2002. Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Kenneth C. Cook, 61, became Executive Vice President in 2020. Prior to that, Mr. Cook was the President and Co-CEO of Revere Bank.

Aaron M. Kaslow, 56, became Executive Vice President, General Counsel and Secretary of the Company and the Bank on July 22, 2019. Prior to that, Mr. Kaslow was the leader of the Financial Institutions practice at the law firm of Kilpatrick Townsend & Stockton LLP.

Philip J. Mantua, CPA, 62, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004. Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Ronda M. McDowell, 56, became an Executive Vice President and Chief Credit Officer of the Bank in 2013. Prior to that, Ms. McDowell served as a Senior Vice President, Loan Administration and Retail Senior Credit Officer of the Bank.

Joseph J. O'Brien, Jr., 57, became Executive Vice President and Chief Banking Officer on January 1, 2011. Mr. O’Brien joined the Bank in July 2007 as Executive Vice President for Commercial Banking.

John D. Sadowski, 57, became Executive Vice President and Chief Information Officer of the Bank on February 1, 2011. Prior to that, Mr. Sadowski served as a Senior Vice President of the Bank.

Daniel J. Schrider, 56, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009. Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

Kevin Slane, 61, became Executive Vice President and Chief Risk Officer of the Bank on May 1, 2018. Prior to that, Mr. Slane was the Director of Enterprise Risk Management at Hancock Whitney Bank in the southeast United States.

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

Risks Related to the COVID-19 Pandemic

The widespread outbreak of COVID-19 has adversely affected, and will likely continue to adversely affect, our business, financial condition, and results of operations. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be.
The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. Early in the pandemic, stay-at-home orders, travel restrictions and closure of non-essential businesses resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Though these early restrictions have generally been lifted or eased, continuing capacity restrictions and health and safety recommendations that discourage travel and encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity and employment.

The COVID-19 pandemic has negatively affected the Company’s business and is likely to continue to do so. To date, the COVID-19 pandemic has:
•caused some of the Company’s borrowers to be unable to meet existing payment obligations, particularly those borrowers disproportionately affected by business shut downs and travel restrictions, such as those operating in the travel, lodging, retail, and entertainment industries;
•required the Company to significantly increase its allowance for credit losses, which adversely impacted net income in 2020;
•caused changes in consumer and business spending, borrowing and saving habits, which has affected the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers; and
•caused a material decrease in the market value of assets under management, which had a negative impact on our wealth management revenues due to the fact that our wealth management fees are based on the market value of client assets, although by December 31, 2020 the Company’s assets under management exceeded pre-pandemic levels.

Moreover, the Company faces increased technology and operational risk as a result of a significant number of non-branch personnel working remotely. Such risks include technology controls not working as effectively and operational procedures and controls not being as effective or effectively adhered to in a remote work environment.

Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to mitigate the macroeconomic effects of the COVID-19 pandemic may cause additional harm to our business. In March 2020, the Federal Open Market Committee of the Federal Reserve reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. Decreases in short-term interest rates have a negative impact on our results, as we have certain assets that are sensitive to changes in interest rates.

The extent to which the COVID-19 pandemic will ultimately affect our business is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the ability of pharmaceutical companies and governments to manufacture and distribute those vaccines, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. The longer the pandemic persists, the more pronounced the ultimate effects are likely to be.

The continuation of the COVID-19 pandemic and the efforts to contain the virus, including business restrictions and continued social distancing, could:
•cause continuation of the effects described above;
•result in increases in loan delinquencies, problem assets, and foreclosures;
•cause the value of collateral for loans, especially real estate, to decline in value;
•reduce the availability and productivity of our employees;
•cause our vendors and counterparties to be unable to meet existing obligations to us;
•negatively impact the business and operations of third-party service providers that perform critical services for our business;
•cause the value of our securities portfolio to decline; and
•cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.

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

The Company has granted payment deferrals to borrowers that have experienced financial hardship due to COVID-19, and if those borrowers are unable to resume making payments the Company will experience an increase in non-accrual loans, which could adversely affect the Company’s earnings and financial condition.
Consistent with the public encouragement provided generally by federal and state financial institution regulators after the spread of COVID-19 in the United States, the Company has attempted to work constructively with borrowers who have experienced financial hardship as a result of the pandemic to negotiate accommodations or forbearance arrangements that temporarily reduce or defer the monthly payments due to the Company. Generally, these accommodations are for three to six months and allow customers to temporarily cease making principal and/or interest payments. In some cases, customers have received second and third accommodations. Through December 31, 2020, the Company had granted accommodations with respect to loans with a total value of approximately $2.1 billion, and as of December 31, 2020, $217 million loans remained subject to a payment accommodation. Upon the expiration of the deferral period, borrowers are required to resume making previously scheduled loan payments. The Company anticipates that some borrowers will be unable to make timely loan payments after their deferral period ends, in which case their loans will be classified as non-accrual and the Company will begin collection activities. Non-performing loans and related charge-offs may increase significantly in 2021 as payment deferrals expire and the impact of government stimulus programs wanes. An increase in non-performing loans and charge-offs would cause the Company to increase its allowance for credit losses, which would adversely affect the Company’s earnings and financial condition.

Customary means to collect non-performing assets may be prohibited or impractical during the COVID-19 pandemic, and there is a risk that collateral securing a non-performing asset may deteriorate if the Company chooses not to, or is unable to, foreclose on collateral on a timely basis.
We suspended foreclosure sales of primary residential property beginning in March 2020. Separately, governments have adopted or may adopt in the future regulations or promulgate executive orders that restrict or limit our ability to take certain actions with respect to delinquent borrowers that we would otherwise take in the ordinary course, such as customary collection and foreclosure procedures. For example, Maryland’s Governor has issued an Executive Order providing that until the COVID-19 state of emergency is terminated foreclosure sales will only be valid if the servicer had notified the borrower of their rights to request a forbearance. The value of collateral securing a non-accrual loan may deteriorate if the Company chooses not to, or is unable to, foreclose on the collateral on a timely basis.

The Company may experience losses, additional expense and reputational harm arising out of its origination of PPP loans.
At December 31, 2020, the Company had originated $1.1 billion of PPP loans to over 5,400 borrowers and, in January 2021, the Company announced continued participation in the restarted program for first and second draw PPP loans. The vast majority of the Company’s PPP loans were made to existing borrowers or deposit customers. The Company may incur losses on some of its PPP loans if the loans are not forgiven, the borrowers default and the SBA does not honor its guarantee due to an error made by the Company in making the loan, the ineligibility of the borrower or otherwise. In addition, the Company may experience reputational harm arising out of its origination of PPP loans as a result of reports of borrower fraud, concerns about whether small businesses sufficiently benefited from the program, and government administration of the loan forgiveness process. Further, there have been lawsuits against other banks alleging that various PPP lenders improperly prioritized existing customers when those lenders approved PPP loans and that various PPP lenders failed to pay required agency fees to third parties who allegedly assisted businesses with PPP loan applications. The Company may experience additional expense and reputational harm arising out of its origination of PPP loans if the Company becomes subject to a similar lawsuit.

Risks Related to the Economy, Financial Markets, Interest Rates and Liquidity

The geographic concentration of the Company’s operations makes the Company susceptible to downturns in local economic conditions.
The Company’s lending operations are concentrated in central Maryland, Northern Virginia and Washington D.C. The Company’s success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could limit growth in loans and deposits, impair the Company’s ability to collect amounts due on loans, increase problem loans and charge-offs and otherwise negatively affect the Company’s performance and financial condition. Declines in real estate values could cause some of the Company’s residential and commercial real estate loans to be inadequately collateralized, which would expose the Company to a greater risk of loss in the event that the recovery on amounts due on defaulted loans is resolved by selling the real estate collateral under duress or to expedite payment.

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

At December 31, 2020, the Company’s interest rate sensitivity simulation model projected that net interest income would increase by 0.85% if interest rates immediately rose by 100 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions regarding customer behavior, movement of interest rates and cash flows, any of which may prove to be inaccurate. For further discussion regarding the impact of interest rates movements on net interest income, refer to the Market Risk Management section of Management's Discussion and Analysis on page 65.

Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations.
The Company has certain loans, interest rate swap agreements, investment securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (LIBOR). In 2017, the United Kingdom’s Financial Conduct Authority, which is responsible for regulating LIBOR, has announced that the publication of LIBOR is not guaranteed beyond 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023.The Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s loan agreements may result in the Company incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on the Company’s results of operations. To mitigate the risks associated with the expected discontinuation of LIBOR, the Company has ceased originating LIBOR-linked residential mortgage loans, implemented fallback language for LIBOR-linked commercial loans, adhered to the International Swaps and Derivatives Association 2020 Fallbacks Protocol for interest rate swap agreements, and has updated or is in the process of updating its systems to accommodate SOFR-linked loans. In accordance with regulatory guidance, the Company intends to stop entering into new LIBOR transactions by the end of 2021.

The Company is subject to liquidity risks.
Effective liquidity management is essential for the operation of the Company’s business. The Company requires sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. The Company’s access to funding sources in amounts adequate to finance its activities on terms that are acceptable to the Company could be impaired by factors that affect the Company specifically or the financial services industry or economy generally. Core deposits and FHLB advances are the Company’s primary source of funding. A significant decrease in core deposits, an inability to renew FHLB advances, an inability to obtain alternative funding to core deposits or FHLB advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on the Company’s business, financial condition and results of operations.

The Company’s investment securities portfolio is subject to credit risk, market risk, and liquidity risk.
The investment securities portfolio has risk factors beyond the Company’s control that may significantly influence its fair value. These risk factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required the Company to base its fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact the Company’s assessment of fair value. Adjustments to the allowance for credit losses on available-for-sale investment securities would negatively affect the Company’s earnings and regulatory capital ratios.

Credit Risks

The Company’s allowance for credit losses may not be adequate to cover its actual credit losses, which could adversely affect the Company’s financial condition and results of operations.
The Company maintains an allowance for credit losses in an amount that is believed to be appropriate to provide for expected losses inherent in the portfolio. The Company has a proactive program to monitor credit quality and to identify loans that may become non-performing; however, at any time there could be loans in the portfolio that may result in losses, but that have not been identified as non-performing or potential problem credits. The Company may be unable to identify all deteriorating credits prior to them becoming non-performing assets, or to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the forecasted economic conditions, changes in the loans comprising the portfolio and changes in the financial condition of borrowers, or as a result of assumptions used by management in determining the allowance. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the adequacy of the Company’s allowance for credit losses. These regulatory agencies may require an increase in the provision for expected credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for credit losses could have a negative effect on the financial condition and results of operations of the Company.

The Company may not be able to adequately measure and limit its credit risk, which could lead to unexpected losses.
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely, or at all, or that the value of any collateral supporting the loan will be insufficient to cover the Company’s outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of the Company’s loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. The Company’s risk management practices, such as monitoring the concentration of loans within specific industries and credit approval practices, may not adequately reduce credit risk, and credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with the Company’s loan portfolio could lead to unexpected losses and have a material adverse effect on the Company’s business, financial condition and results of operations.

If non-performing assets increase, earnings will be adversely impacted.
Non-performing assets adversely affect net income in various ways. Interest income is not accrued on non-accrual loans or other real estate owned. The Company must record a reserve for expected credit losses, which is established through a current period charge in the form of a provision for expected credit losses, and from time to time must write-down the value of properties in the Company’s other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activities. Finally, if the estimate for the recorded allowance for credit losses proves to be incorrect and the allowance is inadequate, the allowance will have to be increased and, as a result, the Company's earnings would be adversely affected.

The Company’s commercial real estate lending activities expose it to increased lending risks and related loan losses.
At December 31, 2020, the Company’s commercial real estate loan portfolio totaled $6.3 billion, or 61% of its total loan portfolio. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has deteriorated significantly, then the Company may not be able to recover the full contractual amount of principal and interest that the Company anticipated at the time it originated the loan. A decline in the value of the collateral for a loan may require the Company to increase its allowance for credit losses, which would adversely affect the Company’s earnings and financial condition.

Imposition of limits by the bank regulators on commercial real estate lending activities could curtail the Company’s growth and adversely affect its earnings.
Regulatory guidance on concentrations in commercial real estate lending provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied investor real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. At December 31, 2020, the Bank’s total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied commercial real estate, and construction and land loans represented 316% of the Bank’s total risk-based capital and the growth in the commercial real estate ("CRE") portfolio exceeded 187% over the preceding 36 months, significantly driven by the 2020 acquisition of Revere. Management has established a CRE lending framework to monitor specific exposures and limits by types within the CRE portfolio and takes appropriate actions, as necessary. If the Federal Reserve, the Bank’s primary federal regulator, were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, the Company’s earnings would be adversely affected.

The Company’s concentration of residential mortgage loans exposes it to increased lending risks.
At December 31, 2020, 12%, of the Company’s loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in central Maryland, Northern Virginia and Washington, D.C. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of the Company’s residential mortgages to be inadequately collateralized, which would expose the Company to a greater risk of loss if it seeks to recover on defaulted loans by selling the real estate collateral.

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

Investment performance is one of the most important factors in retaining existing clients and competing for new trust and wealth management clients. Poor investment performance could reduce the Company’s revenues and impede the growth of the Company’s trust and wealth management business in the following ways: existing clients may withdraw funds from the Company’s trust and wealth management business in favor of better performing products or firms; asset-based management fees could decline from a decrease in assets under management; the Company’s ability to attract funds from existing and new clients might diminish; and the Company’s portfolio managers may depart, to join a competitor or otherwise.

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
The Company’s articles of incorporation and bylaws contain provisions that could discourage takeover attempts that are not approved by the Company’s board of directors. The Maryland General Corporation Law also includes provisions that make an acquisition of the Company more difficult. These provisions include super-majority provisions for the approval of certain business combinations and certain provisions relating to meetings of shareholders. The Company’s articles of incorporation also authorize the issuance of additional shares by the board of directors without shareholder approval on terms or in circumstances that could deter a future takeover attempt. These provisions may prevent a future takeover attempt in which the shareholders otherwise might receive a substantial premium for their shares over then-current market prices.

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
The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse effect on the Company’s business, financial condition and results of operations.

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
In the ordinary course of the Company’s business, the Company collects and stores sensitive data, including intellectual property, its proprietary business information and that of the Company’s customers, suppliers and business partners, and personally identifiable information of its customers and employees, in the Company’s third-party data centers and on its networks. The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy. Despite the Company’s security measures, the Company’s information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise the Company’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt the Company’s operations and the services it provides to customers, damage its reputation, and cause a loss of confidence in its products and services, which could adversely affect the Company’s business, revenues and competitive position.

The Company is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect the Company’s business, financial condition and earnings. The Company’s business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that the Company maintains and in those maintained by third parties with whom the Company contracts to provide data services. The Company also maintains important internal company data such as personally identifiable information about its employees and information relating to its operations. The Company is subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, the Company’s business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on the Company’s ability to share nonpublic personal information about its customers with non-affiliated third parties; (ii) requires that the Company provide certain disclosures to customers about its information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by the Company with non-affiliated third parties (with certain exceptions); and (iii) requires that the Company develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on the Company’s size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various state and federal laws and regulations impose data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that the Company’s collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase costs.

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

The Company is dependent on its information technology and telecommunications systems; third-party service providers and systems failures, interruptions or breaches of security could have an adverse effect on its financial condition and results of operations.
The Company’s business is highly dependent on the successful and uninterrupted functioning of its information technology and telecommunications systems third-party service providers. The Company outsources many of its major systems, such as data processing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt the Company’s operations. Because the Company’s information technology and telecommunications systems interface with and depend on third-party systems, it could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of the Company’s ability to provide customer service, compromise its ability to operate effectively, damage the Company’s reputation, result in a loss of customer business and/or subject the Company to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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
Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments became effective for the Company on January 1, 2020. ASU No. 2016-13 replaced the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. The adoption of CECL can result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, can have an adverse effect on the Company’s financial condition and results of operations.

Impairment in the carrying value of goodwill and other intangible assets could negatively impact the Company’s financial condition and results of operations.
At December 31, 2020, goodwill and other intangible assets totaled $402.7 million. Goodwill represents the excess of purchase price paid over the fair value of the net assets acquired in a business combination. The estimated fair values of the acquired assets and assumed liabilities may be subject to refinement as additional information relative to closing date fair values becomes available and may result in adjustments to goodwill within the first 12 months following the closing date of the acquisition. Goodwill and other intangible assets are reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on the Company’s financial condition and results of operations.

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models.
The processes that the Company uses to estimate its allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on its financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that the Company uses for determining its allowance for expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models that the Company uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on its business, financial condition and results of operations.

Regulatory Risks

The Company operates in a highly regulated industry, and compliance with, or changes to, the laws and regulations that govern its operations may adversely affect the Company.
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Sandy Spring Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by Maryland banking authorities. Sandy Spring Bancorp is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. Federal and state laws and regulations govern numerous matters affecting the Company and the Bank, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and sound financial condition, permissible types, amounts and terms of loans and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. These and other restrictions limit the manner in which the Company may conduct business and obtain financing. The laws, rules, regulations, and supervisory guidance and policies applicable to the Company and the Bank are subject to regular modification and change. Such changes may, among other things, increase the cost of doing business, limit the types of financial services and products the Company may offer, or affect the competitive balance between banks and other financial institutions. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on the Company’s business, financial condition, or results of operations. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.

The Company will become subject to reduced interchange income in 2022.
Debit card interchange fee restrictions set forth in Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction at the sum of $0.21 plus five basis points. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year-end. In November 2020, the federal banking regulators adopted regulatory relief that allows the Company to select either December 31, 2019, or December 31, 2020, whichever is the lower asset measurement, for purposes of determining application of the Durbin Amendment. As a result, the Company, which had total consolidated assets of less than $10 billion at December 31, 2019, will become subject to the interchange restrictions of the Durbin Amendment beginning July 1, 2022. The reduction in interchange income could have an adverse effect on the Company’s business, financial condition and results of operations.

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
As part of the bank regulatory process, the Federal Reserve and the Maryland banking authorities periodically conduct comprehensive examinations of the Company’s business, including compliance with laws and regulations. If, as a result of an examination, either of these banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. The Federal Reserve may enjoin “unsafe or unsound” practices or violations of law, require affirmative actions to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in the Company’s capital levels, restrict the Company’s growth, assess civil monetary penalties against the Company, the Bank or their respective officers or directors, and remove officers and directors. The FDIC also has authority to review the Bank’s financial condition, and, if the FDIC were to conclude that the Bank or its directors were engaged in unsafe or unsound practices, that the Bank was in an unsafe or unsound condition to continue operations, or that the Bank or the directors violated applicable law, the FDIC could move to terminate the Bank’s deposit insurance. If the Company becomes subject to such regulatory actions, its business, financial condition, earnings and reputation could be adversely affected.

The Company is subject to numerous laws designed to protect consumers, including the Community Reinvestment Act ("CRA") fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA requires the Federal Reserve to assess the Bank’s performance in meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods. If the Federal Reserve determines that the Bank needs to improve its performance or is in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rule-making authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rule-making powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services.

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
The federal Bank Secrecy Act, PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If the Company’s policies, procedures and systems are deemed to be deficient or the policies, procedures and systems of the financial institutions that the Company may acquire in the future are deficient, the Company would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans, which would negatively impact the Company’s business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

General Risk Factors

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

Societal responses to climate change could adversely affect the Company’s business and performance, including indirectly through impacts on the Company’s customers.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, operating process changes, among other impacts. The impact on the Company’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. The Company’s efforts to take these risks into account in making lending and other decisions may not be effective in protecting the Company from the negative impact of new laws and regulations or changes in consumer or business behavior.

The market price for the Company’s stock may be volatile.
The market price for the Company’s common stock has fluctuated, ranging between $18.64 and $38.25 per share during the 12 months ended December 31, 2020. The overall market and the price of the Company’s common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:
•past and future dividend practice;
•financial condition, performance, creditworthiness and prospects;
•quarterly variations in operating results or the quality of the Company’s assets;
•operating results that vary from the expectations of management, securities analysts and investors;
•changes in expectations as to the future financial performance;
•announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by the Company or its competitors;
•the operating and securities price performance of other companies that investors believe are comparable to the Company;
•future sales of the Company’s equity or equity-related securities;
•the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
•changes in global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility or other geopolitical, regulatory or judicial events.

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

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may negatively impact the Company’s financial performance.
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our net deferred tax asset. Local, state or federal tax authorities may interpret laws and regulations differently than does the Company and challenge tax positions that the Company has taken on its tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, penalties or litigation costs that could have a material adverse effect on the Company’s operating results.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2020, The Company owns 12 of its full-service community banking centers. The remaining banking locations, in addition to the offices of SSIC, West Financial and RPJ are leased. See Note 8 – Leases to the Notes to the Consolidated Financial Statements for additional information.

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

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing
Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”. At January 31, 2020 there were approximately 2,800 holders of record of the Company’s common stock.

Transfer Agent and Registrar
Computershare Shareholder Services, P.O. Box 30170, College Station, TX 77842-3170

Share Transactions with Employees
Shares issued under the employee stock purchase plan, which was authorized in 2011, and amended and restated in 2020, totaled 65,337 in 2020 and 37,091 in 2019, while issuances pursuant to exercises of stock options and grants of restricted stock were 72,449 and 69,869 in the respective years. There were no shares issued under the director stock purchase plan in 2020 compared to 867 shares in 2019. The director stock purchase plan expired on December 31, 2020 and was not re-authorized.

Issuer Purchases of Equity Securities
In December 2020, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to 2,350,000 shares of common stock. No shares of common stock have been repurchased under this plan.

Under the previous stock repurchase plan that was approved in 2018 and expired in December 2020, the Company was authorized to repurchase up to 1,800,000 shares. For the year ended December 31, 2020, the Company repurchased and retired 820,328 shares of its common stock at an average price of $31.33 per share. The Company did not repurchase any shares during the three months ended December 31, 2020. Cumulatively under the program, as of December 31, 2020, the Company repurchased and retired 1,488,519 shares of its common stock at an average price of $33.58 per share.

Total Return Comparison
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $6.5 billion to $30 billion. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2015, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2015, in the common stock and the securities included in the indexes.

Sandy Spring Bancorp, Inc.

Total Return Performance
Sandy Spring Bancorp, Inc.
S&P 500 Index
Peer Group
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Sandy Spring Bancorp, Inc.	100.00	153.53	153.64	127.03	158.88	141.32
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	137.15	130.71	112.19	134.23	113.00

The Peer Group Index includes seventeen publicly traded bank holding companies, other than the Company, headquartered in the Mid-Atlantic region and with assets of $6.5 billion to $30 billion. The companies included in this index are: Atlantic Union Bankshares Corporation (VA), ConnectOne Bancorp, Inc. (NJ); Customers Bancorp, Inc. (PA); Eagle Bancorp, Inc. (MD); First Bancorp (NC); First Commonwealth Financial Corporation (PA); First Financial Bancorp (OH); Fulton Financial Bancorp (PA); Investors Bancorp,

Inc. (NJ); Lakeland Bancorp, Inc. (NJ); OceanFirst Financial Corp. (NJ); Park National Corporation (OH); Premier Financial Corp. (OH); S&T Bancorp, Inc. (PA); TowneBank (VA): United Bankshares, Inc. (WV); and WesBanco, Inc. (WV). Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown. The Company modified the criteria used to form the Peer Group Index to reflect the Company’s asset growth.

Equity Compensation Plans
The following table presents the number of shares available for issuance under the Company’s equity compensation plans at December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans
approved by security holders	430,038	$14.97	914,502
Equity compensation plans not
approved by security holders	—	—	—
Total	430,038	$14.97	914,502

Item 6. SELECTED FINANCIAL DATA

Consolidated Summary of Financial Results (Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Results of Operations:
Tax-equivalent interest income	$427,688	$352,615	$328,797	$202,258	$177,267
Interest expense	60,401	82,561	63,637	26,031	21,004
Tax-equivalent net interest income	367,287	270,054	265,160	176,227	156,236
Tax-equivalent adjustment	4,128	4,746	4,715	7,459	6,711
Provision for credit losses	85,669	4,684	9,023	2,977	5,546
Net interest income after provision for credit losses	277,490	260,624	251,422	165,791	144,006
Non-interest income	102,716	71,322	61,049	51,243	51,042
Non-interest expense	255,782	179,085	179,783	129,099	123,058
Income before taxes	124,424	152,681	132,688	87,935	71,990
Income tax expense	27,471	36,428	31,824	34,726	23,740
Net income	96,953	116,433	100,864	53,209	48,250

Net income attributable to common shareholders	$96,170	$115,671	$100,285	$52,748	$47,818

Per Share Data:
Net income - basic per common share	$2.19	$3.25	$2.82	$2.20	$2.00
Net income - diluted per common share	$2.18	$3.25	$2.82	$2.20	$2.00
Dividends declared per share	$1.20	$1.18	$1.10	$1.04	$0.98
Book value per common share	$31.24	$32.40	$30.06	$23.50	$22.32
Dividends declared to diluted net income per common share	55.05%	36.31%	39.01%	47.27%	49.00%

Period End Balances:
Assets	$12,798,429	$8,629,002	$8,243,272	$5,446,675	$5,091,383
Investment securities	1,413,781	1,125,136	1,010,724	775,025	779,648
Loans	10,400,509	6,705,232	6,571,634	4,314,248	3,927,808
Deposits	10,033,069	6,440,319	5,914,880	3,963,662	3,577,544
Borrowings	1,149,320	936,788	1,213,465	885,192	945,119
Stockholders’ equity	1,469,955	1,132,974	1,067,903	563,816	533,572

Average Balances:
Assets	$11,775,096	$8,367,139	$7,965,514	$5,239,920	$4,743,375
Investment securities	1,350,483	979,757	1,018,016	813,601	740,519
Loans	9,317,493	6,569,069	6,225,498	4,097,988	3,677,662
Deposits	8,982,623	6,266,757	5,689,601	3,849,186	3,460,804
Borrowings	1,279,481	861,926	1,190,930	798,733	717,542
Stockholders’ equity	1,339,491	1,108,310	1,024,795	550,926	527,524

Performance Ratios:
Return on average assets	0.82%	1.39%	1.27%	1.02%	1.02%
Return on average common equity	7.24	10.51	9.84	9.66	9.15
Return on average tangible common equity - Non-GAAP (1)	10.38	15.33	14.66	11.35	10.97
Yield on average interest-earning assets	3.90	4.58	4.47	4.08	3.96
Rate on average interest-bearing liabilities	0.82	1.56	1.24	0.77	0.68
Net interest spread	3.08	3.02	3.23	3.31	3.28
Net interest margin	3.35	3.51	3.60	3.55	3.49
Efficiency ratio – GAAP (1)	54.90	53.20	55.92	58.68	61.35
Efficiency ratio – Non-GAAP (1)	46.53	51.52	50.87	54.59	58.66

Capital Ratios:
Tier 1 leverage	8.92%	9.70%	9.50%	9.24%	10.14%
Common equity tier 1 capital to risk-weighted assets	10.58	11.06	10.90	10.84	11.01
Tier 1 capital to risk-weighted assets	10.58	11.21	11.06	10.84	11.74
Total regulatory capital to risk-weighted assets	13.93	14.85	12.26	11.85	12.80
Tangible common equity to tangible assets - Non-GAAP (2)	8.46	9.46	9.21	9.04	9.07
Average equity to average assets	11.38	13.25	12.87	10.51	11.12

Credit Quality Ratios:
Allowance for credit losses to total loans	1.59%	0.84%	0.81%	1.05%	1.12%
Non-performing loans to total loans	1.11	0.62	0.55	0.68	0.81
Non-performing assets to total assets	0.91	0.50	0.46	0.58	0.66
Net charge-offs to average loans	0.01	0.03	0.01	0.04	0.06
(1)See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Non-GAAP Financial Measures.”
(2)See the discussion of tangible common equity in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Tangible Common Equity.”

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2020 was $97.0 million ($2.18 per diluted common share) compared to $116.4 million ($3.25 per diluted common share) for the year ended December 31, 2019, representing a 17% decrease in net income and a 33% decrease in earnings per diluted common share. The results from 2020 included the effect on the provision for credit losses from the adoption of the expected credit loss accounting standard ("CECL standard"), merger and acquisition expense and the operational impact of the Revere Bank ("Revere") and Rembert Pendleton Jackson ("RPJ') acquisitions in 2020. The RPJ transaction occurred in the first quarter of 2020 with the subsequent acquisition of Revere in the second quarter of 2020. The Company's participation in the Paycheck Protection Program ("PPP" or "PPP program") contributed to the year-over-year net interest income growth. The combination of the significant adverse impact on the provision for credit losses due to the pandemic, in addition to the supplemental provisioning tied to the Revere acquisition and the recognition of the majority of the merger and acquisition expense, all being recognized in the second quarter of 2020, resulted in a net loss for that quarter. Subsequent quarter's net earnings for 2020 reflected improved operating results, as the provision for credit losses moderated due to improved economic forecasts.

Operating earnings for the current year, which exclude the impact of the provision for credit losses, the effects from the PPP program and merger and acquisition expense, each on an after-tax basis, were $165.4 million ($3.75 per diluted common share), compared to $120.9 million ($3.39 per diluted common share) for the year ended December 31, 2019. Pre-tax, pre-provision, pre-merger income was $235.3 million for the year ended December 31, 2020 compared to $158.9 million for the prior year.

These results reflect the following events:
•Total assets at December 31, 2020, grew 48% to $12.8 billion, compared to December 31, 2019, primarily as a result of the Revere acquisition and participation in the PPP. On the date of acquisition, Revere’s loans and deposits were $2.5 billion and $2.3 billion, respectively. The Company originated $1.1 billion in commercial business loans through its participation in the PPP program.
•During the past year, loans grew by 55% to $10.4 billion at December 31, 2020, compared to $6.7 billion at December 31, 2019. Excluding PPP loans, total loans grew 39% to $9.3 billion at December 31, 2020, as compared to the prior year. The acquisition of Revere drove the majority of the increase in commercial loans, which, excluding PPP loans, grew 52% or $2.6 billion. The residential mortgage loan portfolio remained stable year-over-year as the vast majority of loan originations during the past year were sold in the secondary market. Consumer loan growth during the year was 11%, also a result of the acquisition.
•Total deposits grew 56% to $10.0 billion, compared to $6.4 billion at the end of 2019. The loan-to-deposit ratio remained at 104% at the end of 2020 compared to 2019. The year-over-year deposit growth included a 76% increase in noninterest-bearing deposits and a 47% growth in interest-bearing deposits. This growth was driven primarily by the Revere acquisition and, to a lesser extent, the PPP program.
•The net interest margin was 3.35% in 2020, compared to 3.51% in 2019. Excluding the amortization of the fair value marks, the net interest margin for the current year would have been 3.23% compared to 3.46% for the prior year.
•The provision for credit losses was $85.7 million for 2020, compared to $4.7 million for 2019. The significant increase was a result of the adoption of the CECL standard combined with the results of the impact of deteriorated economic forecasts during the year, in addition to the initial allowance on acquired Revere non-purchased credit deteriorated loans.
•Non-interest income increased 44% to $102.7 million for 2020, compared to $71.3 million for 2019, driven by income from mortgage banking activities as refinancing and new mortgage origination grew to historically high levels and income from wealth management increased as a result of the acquisition of RPJ in the first quarter of 2020.
•Non-interest expense increased $76.7 million or 43% to $255.8 million for 2020, compared to $179.1 million for the prior year. The prior year included $1.3 million in merger and acquisition expense compared to $25.2 million for the current year. The current year's growth also included $5.9 million in prepayment penalties from the liquidation of acquired Federal Home Loan Bank of Atlantic ("FHLB") advances. Excluding merger and acquisition expense and the prepayment penalties, non-interest expense rose 26%, driven primarily by increases in operational and compensation costs associated with the acquisitions, incentive expense related to mortgage loan originations, intangible asset amortization and Federal Deposit Insurance Corporation ("FDIC") insurance premiums.
•The non-GAAP efficiency ratio improved to 46.53% for 2020 compared to 51.52% for 2019 as a result of the growth in non-GAAP revenue outpacing the growth in non-GAAP non-interest expense.

The Company’s non-performing assets represented 0.91% of total assets at December 31, 2020, compared to 0.50% at December 31, 2019. The ratio of net charge-offs to average loans was 0.01% for 2020, compared to 0.03% for the prior year.

Customer funding sources at year-end 2020, which include deposits plus other short-term borrowings from core customers, increased 55% compared to year end 2019. Deposit growth was 56% during the past twelve months, as noninterest-bearing deposits experienced growth of 76% and interest-bearing deposits grew 47%. This growth was driven primarily by the Revere acquisition and, to a lesser extent, the PPP program. Borrowings increased by 23% during the year driven by the federal funds purchased during December 2020 as a result of funding requirements at the end of 2020. Liquidity continues to remain strong due to borrowing lines with the FHLB and the Federal Reserve Bank and the size and composition of the investment portfolio.

Stockholders’ equity at December 31, 2020 increased 30% to $1.5 billion, as compared to $1.1 billion at December 31, 2019 as a result of the equity issuance in the Revere acquisition, in addition to net earnings during 2020. The year-over-year increase is net of the repurchase of $25.7 million of common stock, which occurred in the first quarter of the current year. At December 31, 2020, the Bank remained above all “well-capitalized” regulatory requirement levels. Tangible book value per common share remained relatively stable at $22.28 at December 31, 2020, compared to $22.37 at December 31, 2019, despite the two acquisitions executed in the current year.

Net income for the year ended December 31, 2020 was $97.0 million, compared to $116.4 million for the year ended December 31, 2019. The results from 2020 included the effect on the provision for credit losses from the adoption of the expected credit loss accounting standard, merger and acquisition expense and the operational impact of the Revere Bank and RPJ acquisitions in 2020. Operating earnings for the current year, which exclude the after-tax impact of the provision for credit losses, the effects from the PPP program and merger and acquisition expense, were $165.4 million compared to $120.9 million for the year ended December 31, 2019.

Net interest income increased 37% to $363.2 million compared to $265.3 million in 2019. The income generated by the PPP program, net of its associated funding costs, contributed a net of $19.0 million to the growth in net interest income year-over-year. The net interest margin declined to 3.35% for the ended December 31, 2020, compared to 3.51% for the prior year. Excluding the net $12.7 million impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for the current year would have been 3.23%. The amortization of the fair value marks recognized during the current year included a benefit realized from the accelerated amortization of the $5.9 million purchase premium on acquired FHLB advances, as a result of the prepayment of those borrowings. The net interest margin for 2019, excluding the fair value marks, would have been 3.46%.

Non-interest income increased 44% to $102.7 million for 2020, compared to $71.3 million for 2019. During the current year, income from mortgage banking activities increased $25.3 million as favorable residential lending rates during the year resulted in a significant increase in mortgage loan originations, and wealth management income increased $7.9 million as a result of the first quarter acquisition of RPJ. These increases more than exceeded the declines in deposit service fees and income from bank owned life insurance ("BOLI").

Non-interest expense increased 43% to $255.8 million for 2020, compared to $179.1 million for 2019. Merger and acquisition expense accounted for $23.9 million of the growth of non-interest expense. Non-interest expense growth also included $5.9 million in prepayment penalties resulting from the liquidation of acquired FHLB advances. Excluding the impact of these items results in a year-over-year expense growth rate of 26%. This growth rate was driven by operational and compensation costs associated with the Revere and RPJ acquisitions, increased incentive expense related to the significant level of mortgage loan originations, intangible asset amortization, FDIC insurance premiums and annual employee salary increases.

Acquisition of Revere Bank
Revere was acquired on April 1, 2020 ("Acquisition Date") and had assets of $2.8 billion, loans of $2.5 billion and deposits of $2.3 billion. This acquisition resulted in the growth of the balance sheet, net interest income, and non-interest income and expense from the prior year. The Company identified $974.8 million of acquired loans that were classified as purchased credit deteriorated loans (“PCD” or “PCD loans”). An initial allowance for credit losses of $18.6 million was recorded through a gross up adjustment to fair values of PCD loans. A fair value premium related to other factors totaled $4.5 million and will amortize to interest income over the remaining life of each loan. As a result of these fair value marks, total fair value of PCD loans as of the Acquisition Date was $960.7 million. Of the PCD loans, $11.3 million were non-accruing at the time of acquisition. The amount of PCD loans was directly attributable to the existing market conditions in the economy as of the Acquisition Date. Refer to Note 1 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more details on factors considered in the PCD assessment. Acquired loans that had not experienced a more-than-insignificant credit deterioration since origination totaled $1.5 billion. The Company recorded a net fair value premium of $2.1 million on non-PCD loans, which will amortize to interest income over the remaining life of each loan. In addition, the acquired assets included a core deposit intangible asset valued at approximately $18.4 million. The determination of the fair value of interest-bearing liabilities resulted in a $20.8 million premium. The provisional amount of goodwill recognized as of the Acquisition Date was approximately $0.8 million. After immaterial adjustments to the provisional amount, goodwill recognized as of December 31, 2020 was $0.5 million. See Note 2 - Acquisition of Revere Bank in the Notes to the Consolidated Financial Statements for further details.

The change in estimated goodwill from the time of announcement to the provisional amount at December 31, 2020 is presented in the following table:

(In thousands)	Amount
Preliminary goodwill at transaction announcement	$157,344
Changes in consideration paid due to:
Change in Sandy Spring share price	(151,614)
Change in Revere shares	1,123
Change in fair value of Revere options	(7,863)
Cash paid for fractional shares	11
Net change in consideration paid	(158,343)

Changes in fair value of assets acquired due to:
Cash and cash equivalents	(140,150)
Investments available-for-sale	(1,944)
Loans	139,873
Fair value of loans	2,656
Net change in loans	142,529
Core deposit intangible asset	(4,370)
Other assets	12,301
Net change in assets	8,366

Changes in fair value of liabilities assumed due to:
Deposits	(29,739)
Fair value of deposits	13,742
Net change in deposits	(15,997)
Advances from FHLB	19,973
Fair value of advances from FHLB	2,820
Net change in advances from FHLB	22,793
Fair value of subordinated debt	449
Other liabilities	2,635
Net change in liabilities	9,880

Net change in fair value of assets acquired and liabilities assumed	(1,514)
Net change in preliminary goodwill	(156,829)
Provisional goodwill at December 31, 2020	$515

Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value. A decline in the value of assets required to be recorded at fair value may warrant an impairment write-down or valuation allowance to be established. Carrying assets and liabilities at fair value inherently results in greater financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.

Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating the reported financial results:
•Allowance for credit losses;
•Goodwill and other intangible asset impairment;
•Accounting for income taxes;
•Fair value measurements;
•Defined benefit pension plan.

Allowance for Credit Losses
The allowance for credit losses (“allowance” or “ACL”) represents an amount which, in management's judgment, represents the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The allowance is measured and recorded upon the initial recognition of a financial asset. The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision or credit for credit losses, which is recorded as a current period expense.

Determination of the appropriateness of the allowance is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the allowance is reviewed periodically by the Risk Committee of the board of directors and formally approved quarterly by that same committee of the Board.

The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates; (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administrations, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations; and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or when the Company determines that the foreclosure is probable. The Company excludes accrued interest receivable from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income as loans are moved to non-accrual status.

Loans are pooled into segments based on the similar risk characteristics of the underlying borrowers, in addition to consideration of collateral type, industry and business purpose of the loans. Portfolio segments used to estimate the allowance are the same as portfolio segments used for general credit risk management purposes. Refer to Note 5 - Loans in the Notes to the Consolidated Financial Statements for more details on the Company’s portfolio segments.

The Company applies two calculation methodologies to estimate the collective quantified component of the allowance: discounted cash flows method and weighted average remaining life method. Allowance estimates on commercial acquisition, development and construction (“AD&C”) and residential construction segments are based on the weighted average remaining life method. Allowance estimates on all other portfolio segments are based on the discounted cash flows method. Segments utilizing the discounted cash flows method are further sub-segmented into risk level pools, determined either by risk rating for commercial loans or Beacon score ranges for residential and consumer loans. To better manage risk and reasonably determine the sufficiency of reserves, this segregation allows the Company to monitor the allowance component applicable to higher risk loans separate from the remainder of the portfolio. Collective calculation methodologies utilize the Company’s historical default and loss experience adjusted for economic forecasts. The reasonable and supportable forecast period represents a two-year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period, expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include: unemployment rate, house price index and number of business bankruptcies. Contractual loan level cash flows within the discounted cash flows methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determines that a foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When a repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When the repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the collateral’s appraised value adjusted for the estimated costs to sell. Third-party appraisals used in the individual reserve assessment are conducted at least annually with underlying assumptions that are reviewed by management. Third party appraisals may be obtained on a more frequent basis if deemed necessary. Internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s remaining life. The Company may receive updated appraisals which contradict the preliminary determination of fair value used to establish an individual allowance on a loan. In these instances the individual allowance is adjusted to reflect the Company’s evaluation of the updated appraised fair value. In the event a loss was previously confirmed and the loan was charged down to the estimated fair value based on a previous appraisal, the balance of partially charged-off loans are not subsequently increased, but could be further decreased depending on the direction of the change in fair value. Payments on fully or partially charged-off loans are accounted for under the cost-recovery method. Under this method, all payments received are applied on a cash basis to reduce the entire outstanding principal balance, then to recognize a recovery of all previously charged-off amounts before any interest income may be recognized. Based on the individual reserve assessment, if the Company determines that the fair value of the collateral is less than the amortized cost basis of the loan, an individual allowance will be established measured as the difference between the fair value of the collateral (less estimated costs to sell) and the amortized cost basis of the loan. Once a loss has been confirmed, the loan is charged-down to its estimated fair value.

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

Goodwill and Other Intangible Asset Impairment
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is assessed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment assessment requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of the reporting unit’s net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company performs an annual impairment test of goodwill as of September 30 of each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, adverse action by a regulator or a loss of key personnel. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity. The Company concluded that its annual impairment test of goodwill, and other intangible assets, did not result in an impairment. Additionally, the Company determined that there were no triggering events and as a result no evidence of impairment between the annual impairment test and December 31, 2020. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity.

Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company assesses qualitative factors on a quarterly basis. Based on the assessment of these qualitative factors, if it is determined that it is more likely than not that the fair value of a reporting unit is not less than the carrying value, then performing the impairment process is not necessary. However, if it is determined that it is more likely than not that the carrying value exceeds the fair value a quantified analysis is required to determine whether an impairment exists. The Company has elected this accounting guidance with respect to its Community Banking, Investment Management and Insurance segments.

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

Management expects that the Company’s adherence to the required accounting guidance may result in volatility in quarterly and annual effective income tax rates due to the requirement that any change in judgment or measurement taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value in accordance with GAAP. Significant financial instruments measured at fair value on a recurring basis are investment securities available-for-sale, residential mortgages held for sale and commercial loan interest rate swap agreements.

The Company conducts a quarterly review for all investment securities that have potential impairment to determine whether an allowance for credit losses is required. Valuations for the investment portfolio are determined using quoted market prices, where available. If quoted market prices are not available, valuations are based on pricing models, quotes for similar investment securities, and, where necessary, an income valuation approach based on the present value of expected cash flows. In addition, the Company considers the financial condition of the issuer, the receipt of principal and interest according to the contractual terms and the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The above accounting policies with respect to fair value are discussed in further detail in Note 22 - Fair Value in the Notes to the Consolidated Financial Statements.

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

Accounting Pronouncements Adopted During the Current Year
For further information regarding accounting pronouncements adopted during the current year, refer to Note 1 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Pending Accounting Pronouncements
Refer to Note 1 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more details regarding pending accounting pronouncements.

Net Interest Income
The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For purposes of this discussion and analysis, the interest earned on tax-advantaged loans and tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income. The following discussion of net interest income should be considered in conjunction with the impact of the acquisitions of Revere in the second quarter of 2020 and WashingtonFirst Bankshares, Inc. ("WashingtonFirst") in the first quarter of 2018 and a review of the information provided in the table that provides yields and rates on average balances.

2020 vs. 2019
Net interest income for 2020 was $363.2 million, compared to $265.3 million for 2019, a 37% increase. On a tax-equivalent basis, net interest income for 2020 was $367.3 million, compared to $270.1 million for 2019. The growth in net interest income during the current year from the prior year primarily reflects the effects of the Revere acquisition. While this growth was tempered by the impact of the 68 basis point decrease in the yield on interest-earning assets, which grew 42%, it was partially mitigated by the 74 basis point decline in the rate paid on interest-bearing liabilities, which grew 39%. Overall, the net interest margin decreased to 3.35% for 2020 compared to 3.51% for 2019. An analysis of the net interest income performance is presented in the following tables.

Excluding the net $12.7 million impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for the current year would have been 3.23%. The amortization of the fair value marks recognized during the current year included a benefit realized from the accelerated amortization of the $5.9 million purchase premium on acquired FHLB advances as a result of the prepayment of those borrowings. The net interest margin for 2019, excluding the fair value marks, would have been 3.46%. For the year ended December 31, 2020, the income generated by the PPP program, net of its associated funding costs, was $19.0 million. For the year ended December 31, 2019, net interest income included $1.8 million in recovered interest income on acquired credit impaired loans.

2019 vs. 2018
Net interest income for 2019 was $265.3 million compared to $260.4 million for 2018, a 2% increase. On a tax-equivalent basis, net interest income for 2019 was $270.1 million compared to $265.2 million for 2018. The net interest income growth during 2019 as compared to 2018 reflects the effects of the 11 basis point increase in the yield on interest-earning assets, which grew 5%, which was largely offset by the 32 basis point growth in the rate paid on interest-bearing liabilities. Overall, the net interest margin decreased to 3.51% for 2019 compared to 3.60% for 2018. For the year ended December 31, 2019, net interest income included $1.8 million in recovered interest income on acquired credit impaired loans compared to $2.4 million for 2018. Exclusive of these recoveries the net interest margin would have been 3.48% for the year ended December 31, 2019 compared to 3.58% for the year ended December 31, 2018. Additionally, the amortization of the fair value adjustments in 2019 associated with the acquisition of WashingtonFirst was estimated to be a 5 basis point positive impact on the net interest margin for 2019, compared to a 13 basis point impact for 2018.

Consolidated Average Balances, Yields and Rates

	Year Ended December 31,
	2020			2019			2018
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)
Assets
Commercial investor real estate loans	$3,210,527	$142,105	4.43%	$2,000,571	$99,410	4.97%	$1,938,633	$96,125	4.96%
Commercial owner-occupied real estate loans	1,560,223	73,655	4.72	1,239,289	60,581	4.89	1,128,836	53,712	4.76
Commercial AD&C loans	906,414	40,262	4.44	677,536	39,241	5.79	609,844	35,058	5.75
Commercial business loans	1,781,197	69,633	3.91	772,052	41,300	5.35	694,326	36,499	5.26
Total commercial loans	7,458,361	325,655	4.37	4,689,448	240,532	5.13	4,371,639	221,394	5.06
Residential mortgage loans	1,168,668	43,001	3.68	1,214,625	46,438	3.82	1,115,869	41,628	3.73
Residential construction loans	165,567	6,683	4.04	168,797	7,232	4.28	208,741	8,289	3.97
Consumer loans	524,897	20,356	3.88	496,199	24,391	4.92	529,249	23,568	4.45
Total residential and consumer loans	1,859,132	70,040	3.77	1,879,621	78,061	4.15	1,853,859	73,485	3.96
Total loans (3)	9,317,493	395,695	4.25	6,569,069	318,593	4.85	6,225,498	294,879	4.74
Loans held for sale	52,893	1,686	3.19	41,905	1,607	3.84	28,225	1,245	4.41
Taxable securities	1,106,315	22,482	2.03	768,521	22,873	2.98	736,054	21,362	2.90
Tax-exempt securities (4)	244,168	7,378	3.02	211,236	7,403	3.50	281,962	9,976	3.54
Total investment securities (5)	1,350,483	29,860	2.21	979,757	30,276	3.09	1,018,016	31,338	3.08
Interest-bearing deposits with banks	246,155	446	0.18	108,534	2,129	1.96	74,956	1,304	1.74
Federal funds sold	403	1	0.28	572	10	1.76	2,151	31	1.42
Total interest-earning assets	10,967,427	427,688	3.90	7,699,837	352,615	4.58	7,348,846	328,797	4.47

Less: allowance for credit losses	(128,793)			(53,746)			(48,483)
Cash and due from banks	122,826			65,181			68,183
Premises and equipment, net	59,031			60,595			61,686
Other assets	754,605			595,272			535,282
Total assets	$11,775,096			$8,367,139			$7,965,514

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$1,062,474	1,812	0.17%	$750,606	1,990	0.27%	$721,759	883	0.12%
Regular savings deposits	374,196	269	0.07	329,158	415	0.13	376,207	570	0.15
Money market savings deposits	2,741,230	12,424	0.45	1,751,989	25,437	1.45	1,541,142	18,719	1.21
Time deposits	1,924,429	27,146	1.41	1,604,996	33,839	2.11	1,290,626	18,967	1.47
Total interest-bearing deposits	6,102,329	41,651	0.68	4,436,749	61,681	1.39	3,929,734	39,139	1.00
Other borrowings	509,523	1,965	0.39	152,088	1,161	0.76	172,888	1,169	0.68
Advances from FHLB	545,652	6,593	1.21	645,587	16,578	2.57	980,541	21,408	2.18
Subordinated debentures	224,306	10,192	4.54	64,251	3,141	4.89	37,501	1,921	5.13
Total borrowings	1,279,481	18,750	1.47	861,926	20,880	2.42	1,190,930	24,498	2.06
Total interest-bearing liabilities	7,381,810	60,401	0.82	5,298,675	82,561	1.56	5,120,664	63,637	1.24

Noninterest-bearing demand deposits	2,880,294			1,830,008			1,759,867
Other liabilities	173,501			130,146			60,188
Stockholders' equity	1,339,491			1,108,310			1,024,795
Total liabilities and stockholders' equity	$11,775,096			$8,367,139			7,965,514

Tax equivalent net interest income and spread		$367,287	3.08%		$270,054	3.02%		$265,160	3.23%
Less: tax-equivalent adjustment		4,128			4,746			4,715
Net interest income		$363,159			$265,308			$260,445

Interest income/earning assets			3.90%			4.58%			4.47%
Interest expense/earning assets			0.55%			1.07%			0.87%
Net interest margin			3.35%			3.51%			3.60%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.54% for 2020, and 26.13% for both 2019 and 2018. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $4.1 million, $4.7 million and $4.7 million in 2020, 2019 and 2018, respectively.
(2)The calculation of the respective yield or rate for each asset or liability category is based on the underlying interest accrual methodology for the individual products in accordance with their contractual terms.
(3)Non-accrual loans are included in the average balances.
(4)Includes only investments that are exempt from federal taxes.
(5)Available-for-sale investments are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net tax-equivalent interest income:

	2020 vs. 2019			2019 vs. 2018
	Increase or (Decrease)	Due to Change in Average*:		Increase or (Decrease)	Due to Change in Average*:
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$42,695	$54,510	$(11,815)	$3,285	$3,090	$195
Commercial owner-occupied real estate loans	13,074	15,242	(2,168)	6,869	5,370	1,499
Commercial AD&C loans	1,021	11,428	(10,407)	4,183	3,936	247
Commercial business loans	28,333	41,933	(13,600)	4,801	4,164	637
Residential mortgage loans	(3,437)	(1,746)	(1,691)	4,810	3,780	1,030
Residential construction loans	(549)	(135)	(414)	(1,057)	(1,684)	627
Consumer loans	(4,035)	1,350	(5,385)	823	(1,543)	2,366
Loans held for sale	79	379	(300)	362	540	(178)
Taxable securities	(391)	8,236	(8,627)	1,511	456	1,055
Tax-exempt securities	(25)	1,066	(1,091)	(2,573)	(2,434)	(139)
Interest-bearing deposits with banks	(1,683)	1,260	(2,943)	825	653	172
Federal funds sold	(9)	(2)	(7)	(21)	(27)	6
Total tax-equivalent interest income	75,073	133,521	(58,448)	23,818	16,301	7,517

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(178)	700	(878)	1,107	34	1,073
Regular savings deposits	(146)	58	(204)	(155)	(75)	(80)
Money market savings deposits	(13,013)	9,915	(22,928)	6,718	2,737	3,981
Time deposits	(6,693)	5,916	(12,609)	14,872	5,335	9,537
Other borrowings	804	1,598	(794)	(8)	(144)	136
Advances from FHLB	(9,985)	(2,261)	(7,724)	(4,830)	(8,189)	3,359
Subordinated debentures	7,051	7,291	(240)	1,220	1,314	(94)
Total interest expense	(22,160)	23,217	(45,377)	18,924	1,012	17,912
Tax-equivalent net interest income	$97,233	$110,304	$(13,071)	$4,894	$15,289	$(10,395)
* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
2020 vs. 2019
The Company's total tax-equivalent interest income increased 21% during 2020 compared to the prior year driven by the Revere acquisition in the second quarter of 2020, as average loans and investments grew 42% and 38%, respectively. The average yield on loans decreased 60 basis points while the average yield on investments decreased 88 basis points, both driven by the interest rate environment that prevailed during the current year, a resultant effect of the pandemic. The increase in the average loan balances was the result of growth of the commercial loan portfolio. Consumer loans increased modestly while mortgage loans decreased, both reflecting the impact of the loan refinance and origination activity during the current year. The vast majority of mortgage loans originated during the year were sold in the secondary market while customers took advantage of the opportunity to eliminate their home equity lines and loans by including those balances in their newly underwritten loans. In addition, the Company's participation in the PPP program resulted in interest income of $20.1 million for the year ended December 31, 2020. Interest income for the year ended December 31, 2019, included $1.8 million in recovered interest income on acquired credit impaired loans.

2019 vs. 2018
The Company's total tax-equivalent interest income increased 7% during 2019 compared to 2018, driven by the increase in average loans and the increase in their associated yields during the year. In 2019, the average balance of the loan portfolio increased 6% while the average yield increased 11 basis points. The increase in average loan balances was primarily the result of growth in all of the loan portfolio categories with the exception of consumer loans. Interest income for the year ended December 31, 2019, included $1.8 million in recovered interest income on acquired credit impaired loans. This amount compares to interest recoveries of $2.4 million for 2018. Exclusive of these recoveries, the yield on loans would have increased 13 basis points for the year ended December 31, 2019 compared to the year ended December 31, 2018.

The average yield on total investment securities remained stable during 2019 while the average balance of the portfolio decreased 4% in 2019 compared to 2018. The decline in the average balance of the portfolio during 2019 was the result of the application of funds from the cash flows of the investment portfolio to reduce high rate borrowings rather than purchasing replacement investments, as investment rates declined during 2019.

Interest Expense
2020 vs. 2019
Interest expense decreased by $22.2 million or 27% in 2020 compared to 2019. The decrease in interest expense was driven by declining interest rates during the current year offset by the 39% increase in average interest-bearing liabilities resulting from the Revere acquisition. The significant decline in interest rates during 2020 resulted in a 100 basis point decline in the average rate paid on money market accounts while the average rate paid on time deposits decreased 70 basis points and the average rate paid on borrowings fell 95 basis points compared to the prior year. For the year ended December 31, 2020, the Company's interest expense incurred for the use of Payroll Protection Program Liquidity Facility ("PPPLF") as a result of its participation in the PPP program was $1.1 million. During the year, average noninterest-bearing deposits increased 57%. The funding provided to customers under the PPP program contributed to the increase in noninterest-bearing deposits, which benefited the Company's overall funding costs and net interest margin.

2019 vs. 2018
Interest expense increased by $18.9 million or 30% in 2019 compared to 2018. The increase in interest expense was driven by the combination of deposit growth and higher rates paid on deposits. This increase in interest expense was partially offset by a combination of the decline in the interest expense on average FHLB advances, which declined 34%, and the benefit realized from an increase in noninterest-bearing deposits and a reduction in wholesale deposits. Average interest-bearing liabilities grew 3% due to the 13% growth in average interest-bearing deposits while total average borrowings decreased 28% during 2019. Average deposit growth was primarily the result of the 14% growth in average money market deposits and 24% growth in average time deposits. The overall increase in the rate paid on deposits increased 39 basis points, and the rate paid on borrowings increased 36 basis points during 2019 compared to 2018.

Interest Rate Performance
2020 vs. 2019
The Company’s net interest margin decreased to 3.35% for 2020 compared to 3.51% for 2019 while the net interest spread increased to 3.08% in 2020 compared to 3.02% in 2019. The increase in the spread was the result of the decrease in the rates paid on interest-bearing liabilities exceeding the decrease in the yields earned on interest-earning assets. The decrease in the net interest margin from the prior year is the result of the impact of the declining interest rate environment as the yield on interest-earning assets decreased 68 basis points while being partially offset by the 74 basis point decrease in the rate paid on interest-bearing liabilities. The growth of both interest-earning assets and interest-bearing liabilities as a result of the Revere acquisition, in combination with yield and rate declines, resulted in interest expense decreasing 27% while tax-equivalent interest income increased 21% during the year. However, as a result of interest-earning asset growth exceeding the growth in interest-bearing liabilities, the declines in yields/rates resulted in the overall compression of the net interest margin for the current year. Excluding the impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for the current year would have been 3.23% compared to 3.46% for 2019.

2019 vs. 2018
The Company’s net interest margin decreased to 3.51% for 2019 compared to 3.60% for 2018 while the net interest spread decreased to 3.02% in 2019 compared to 3.23% in 2018. The decrease in the spread was the result of the increase in the rates paid on interest-bearing liabilities exceeding the increase in the yields earned on interest-earning assets. The decrease in the margin reflects the impact of the 5% growth in average interest-earning assets as that average yield grew 11 basis but was more than offset by the 32 basis point increase in the rates paid on average interest-bearing liabilities which grew 3% during the year. As a result of these changes during 2019, interest expense grew 30% while interest income grew 7% which caused compression of the margin during 2019 as compared to 2018.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the years indicated:

				2020/2019	2020/2019	2019/2018	2019/2018
(Dollars in thousands)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Investment securities gains	$467	$77	$190	$390	506.5%	$(113)	(59.5)%
Service charges on deposit accounts	7,066	9,692	9,324	(2,626)	(27.1)	368	3.9
Mortgage banking activities	40,058	14,711	7,073	25,347	172.3	7,638	108.0
Wealth management income	30,570	22,669	21,284	7,901	34.9	1,385	6.5
Insurance agency commissions	6,795	6,612	6,158	183	2.8	454	7.4
Income from bank owned life insurance	2,867	3,165	4,327	(298)	(9.4)	(1,162)	(26.9)
Bank card fees	5,672	5,616	5,567	56	1.0	49	0.9
Letter of credit fees	710	389	611	321	82.5	(222)	(36.3)
Extension fees	1,967	1,287	873	680	52.8	414	47.4
Other income	6,544	7,104	5,642	(560)	(7.9)	1,462	25.9
Total non-interest income	$102,716	$71,322	$61,049	$31,394	44.0	$10,273	16.8

2020 vs. 2019
Total non-interest income increased 44% to $102.7 million for 2020, compared to $71.3 million for 2019. The year ended December 31, 2020, included gains of $0.5 million on sales of investment securities compared to $0.1 million in 2019. Additionally, non-interest income in 2019 included life insurance mortality proceeds of $0.6 million. The increase in non-interest income was driven by increases in income from mortgage banking activities, wealth management income and credit related fees from customers. These increases more than exceeded the declines in deposit services fees.

Service charges on deposits decreased 27% in 2020 compared to 2019 due to a decline in consumer activity and the Company's decision to temporarily waive certain transaction fees to ease the burden of the pandemic on customers. Wealth management income is comprised of income from trust and estate services provided by the Bank and investment management fees earned by West Financial Services, Inc. ("West Financial") and RPJ, the Company’s investment management subsidiaries. Wealth management income grew 35% during 2020 from 2019 driven primarily by the RPJ acquisition, which occurred in the first quarter of 2020. Trust services fees increased 3% compared to the prior year, due to an increase in recurring fiduciary and trust management fees. Investment management fees from West Financial and RPJ increased 73% during 2020 compared to 2019. Overall total assets under management by trust and wealth management grew to $5.2 billion at December 31, 2020 compared to $3.3 billion at December 31, 2019. Insurance agency commissions for the year ended December 31, 2020 grew 3% compared to the prior year as a result of increased contingent income and growth in physician's professional liability insurance. Income from BOLI decreased 9% in 2020 compared to the prior year primarily as a result of the lack of mortality proceeds in 2020 compared to the $0.6 million in proceeds that were received in 2019.

The Company invests in BOLI products in order to manage the cost of employee benefit plans. At December 31, 2020, BOLI investments increased to $126.9 million as compared to $113.2 million at December 31, 2019 as a result of the addition of policies held by Revere. These policies are diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets declined to 3.09% for 2020 compared to 3.80% for the prior year due to the declining interest rate environment during the current year. Bank card fees remained level from the prior year due to diminished activity related to the impact of the pandemic. Other non-interest income comprised of commercial loan portfolio sourced fees and miscellaneous income increased 5% during the current year compared to the prior year as a result of fees related to the commercial portfolio.

2019 vs. 2018
Total non-interest income increased 17% to $71.3 million for 2019, compared to $61.0 million for 2018. The year ended December 31, 2019, included gains of $0.1 million on sales of investment securities compared to $0.2 million in 2018. Additionally, 2019 included life insurance mortality proceeds of $0.6 million as compared to $1.6 million for 2018. Excluding security gains and mortality proceeds from each year, non-interest income increased 19% in 2019 compared to 2018, primarily driven by increases in income from mortgage banking activities, wealth management income and fees from customer level commercial loan swaps during the prior year.

Service charges on deposits increased 4% in 2019 compared to 2018 due to increases in commercial analysis fees and net commercial returned item fees. Wealth management income is comprised of income from trust and estate services and investment management fees earned by West Financial, the Company’s investment management subsidiary. Trust services fees during 2019 increased 6% compared to 2018, due to a combination of estate settlement fees and higher recurring fees. Investment management fees in West Financial increased 7% for 2019 compared to 2018, as assets under management grew 16% due to market activity and new client additions. Overall total assets under management grew to $3.3 billion at December 31, 2019 compared to $2.8 billion at December 31, 2018. Insurance agency commissions at December 31, 2019 grew 7% compared to 2018 as a result of increased income from commercial lines and physicians liability insurance. Income from BOLI decreased 27% in 2019 compared to 2018 primarily as a result of lower mortality proceeds that were received in 2019 compared to 2018. At December 31, 2019 BOLI investments totaled $113.2 million as compared to $110.8 million at December 31, 2018. The average tax-equivalent yield on these insurance contract assets declined to 3.80% for 2019 compared to 5.32% for 2018, as death proceeds declined during 2019 versus 2018. Other non-interest income increased 26% during 2019 compared to 2018 as a result of fees from customer level commercial loan swaps and fees related to the commercial portfolio.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2020/2019	2020/2019	2019/2018	2019/2018
(Dollars in thousands)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$134,471	$103,950	$96,998	$30,521	29.4%	$6,952	7.2%
Occupancy expense of premises	21,383	19,470	18,352	1,913	9.8	1,118	6.1
Equipment expenses	12,224	10,720	9,335	1,504	14.0	1,385	14.8
Marketing	4,281	4,456	3,924	(175)	(3.9)	532	13.6
Outside data services	8,759	7,567	6,603	1,192	15.8	964	14.6
FDIC insurance	4,727	2,260	5,095	2,467	109.2	(2,835)	(55.6)
Amortization of intangible assets	6,221	1,946	2,162	4,275	219.7	(216)	(10.0)
Merger and acquisition expense	25,174	1,312	11,766	23,862	1,818.8	(10,454)	(88.8)
Professional fees and services	7,939	6,978	6,056	961	13.8	922	15.2
Postage and delivery	1,624	1,502	1,439	122	8.1	63	4.4
Communications	2,729	2,414	2,610	315	13.0	(196)	(7.5)
Loss on FHLB redemption	5,928	—	—	5,928	—	—	—
Other expenses	20,322	16,510	15,443	3,812	23.1	1,067	6.9
Total non-interest expense	$255,782	$179,085	$179,783	$76,697	42.8	$(698)	(0.4)

2020 vs. 2019
Non-interest expenses increased $76.7 million to $255.8 million in 2020 compared to $179.1 million in 2019. The current year included the operational impact of the Revere and RPJ acquisitions, in addition to $25.2 million in merger and acquisition expense compared to $1.3 million for the prior year, and the $5.9 million loss on the FHLB redemption. The loss on the redemption was offset by the accelerated amortization of the purchase premium on the acquired FHLB advances, which is included in interest income. Excluding merger and acquisition expense and the loss on the FHLB redemption, non-interest expense rose 26%, primarily as a result operational costs associated with the Revere acquisition.

Salaries and employee benefits, the largest component of non-interest expenses, increased 29% in 2020 due principally to increased salary expense derived from the two acquisitions, commissions associated with the significant level of mortgage loan originations and incentive payments based on the achievement of volume or revenue targets. The average number of full-time equivalent employees increased to 1080 in 2020 compared to 913 for 2019. Benefit expense increased 19% during the current year due to an increase in the matching contribution expense for the employee 401(k) plan and FICA taxes on salaries, both as a result of the increased number of employees during 2020, in addition to increases in various other employee benefit programs.

Both occupancy and equipment expenses increased in 2020 compared to 2019, primarily due to an increase in rental and depreciation expense driven by the additional facilities from the Revere and RPJ acquisitions. This increase was net of the impact of the Company's consolidation of six redundant branches during the second half of 2020 as a result of the Revere acquisition. The Company has announced that it intends to close another three legacy branches during 2021. Equipment expenses also increased in 2020 compared to 2019, due to an increase in software costs. Marketing expense for 2020 decreased by 4% compared to 2019 as a result of decreased advertising initiatives during the current year. Outside data services expense increased 16% in 2020 compared to 2019, due to the increased cost of contractual services with volume-based components, in addition to the necessity of maintaining both the Company's and Revere's data systems for a portion of the current year until the systems were fully integrated. FDIC insurance expense increased 109% in 2020 compared to 2019, as a result of an assessment credit received during the prior year due to the industry deposit insurance fund reaching a stipulated benchmark level. Merger and acquisition expense associated with the Revere acquisition totaled $25.2 million in 2020 as compared to merger and acquisition expense of $1.3 million in the prior year. Amortization of intangibles increased from the prior year as a result of the increase in the various intangible assets recognized as part of the RPJ and Revere acquisitions. The loss on the redemption of the FHLB advances was the result of the prepayment of the acquired advances. This loss was offset by the accelerated amortization of the $5.9 million purchase premium associated with those acquired advances and was is included in interest income. The remaining other non-interest expenses increased in 2020 compared to 2019, primarily driven by the reserve for lending commitments, processing costs and legacy branch closing costs.

2019 vs. 2018
Non-interest expenses decreased $0.7 million to $179.1 million in 2019 compared to $179.8 million in 2018. Included in 2018 non-interest expense is $11.8 million in merger and acquisition expense compared to $1.3 million for the prior year. Excluding merger and acquisition expense, non-interest expense rose 6% during 2019, primarily as a result of the increase in salaries and benefit expense.

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

Occupancy expenses increased in 2019 compared to 2018 due to an increase in rental expense. Equipment expenses also increased in 2019 compared to 2018 due to an increase in software costs. Marketing expense for 2019 increased 14% compared to 2018 as a result of advertising campaigns initiated during the prior year. Outside data services expense increased 15% in 2019 compared to 2018 due to the increased cost of contractual services with volume-based components. FDIC insurance expense decreased 56% in 2019 compared to 2018 as a result of an assessment credit received during the prior year due to the industry deposit insurance fund reaching stipulated benchmark levels. Merger and acquisition expense associated with the Revere acquisition totaled $1.3 million in 2019 as compared to merger and acquisition expense of $11.8 million in 2018 related to the WashingtonFirst acquisition. Amortization of intangible assets decreased in 2019 as a result of the lower amortization of the core deposit intangible asset that was recognized in the WashingtonFirst acquisition. Other non-interest expenses increased in 2019 compared to 2018, primarily driven by increased professional and consulting fees.

Income Taxes
The Company’s income tax expense in 2020 was $27.5 million, compared to $36.4 million in 2019 and $31.8 million in 2018. The resulting effective rates for each year were 22% for 2020, 24% for 2019 and 24% for 2018. The decrease in the effective rate from 2019 to 2020 was the result of recent changes to tax laws that expanded the time permitted to utilize previous net operating losses. The Company applied this change in the current year to utilize the net operating losses acquired as part of the 2018 WashingtonFirst acquisition, to realize a tax benefit of $1.8 million.

Operating Expense Performance
Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management. The ratio expresses the level of non-interest expenses as a percentage of total revenue (net interest income plus total non-interest income). Lower ratios indicate improved productivity.

Non-GAAP Financial Measures
The Company also uses a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. The non-GAAP efficiency ratio is used by management as part of its assessment of its performance in managing non-interest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the non-GAAP efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger and acquisition expense, the amortization of intangibles, and other non-recurring expenses, such as early prepayment penalties on FHLB advances. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes investment securities gains and losses, which may vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio rose in 2020 compared to the prior year as the 43% increase in non-interest expense exceeded the 38% growth in revenues. The increase in the GAAP efficiency ratio during 2020 is a direct result of the intangible asset amortization, merger and acquisition expense and the loss on the FHLB redemption, which combined to raise the growth rate of non-interest expense which surpassed the growth rate in revenue. The non-GAAP efficiency ratio improved in 2020, compared to the prior year, as a result of the 38% growth in non-GAAP revenue exceeding the 24% growth in non-GAAP non-interest expense.

In addition, the Company uses pre-tax, pre-provision income, adjusted for merger and acquisition expense, as a measure of the level of certain recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding/ (subtracting) the provision/ (credit) for credit losses, the provision for income taxes, merger and acquisition expense back to/ from net income. This metric increased 48% during 2020 compared to 2019, primarily due to the net core operational impact of the Revere acquisition and the year-over-year increase in non-interest income.

The Company has also presented operating earnings, operating earnings per share, operating return on average assets and operating return on average tangible common equity in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year-over-year. Operating earnings reflect net income exclusive of the provision/(credit) for credit losses, merger and acquisition expense and the income and expense associated with the PPP program, in each case net of tax. Adjusted average assets represents average assets to exclude average PPP loans outstanding. Average tangible common equity represents average stockholders’ equity adjusted for average accumulated other comprehensive income/ (loss), average goodwill, and average intangible assets, net.

Reconciliation of Non-GAAP Financial Measures

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Pre-tax pre-provision pre-merger income (non-GAAP):
Net income (GAAP)	$96,953	$116,433	$100,864	$53,209	$48,250
Plus non-GAAP adjustments:
Merger and acquisition expense	25,174	1,312	11,766	4,252	—
Income tax expense	27,471	36,428	31,824	34,726	23,740
Provision for credit losses	85,669	4,684	9,023	2,977	5,546
Pre-tax pre-provision pre-merger income (non-GAAP)	$235,267	$158,857	$153,477	$95,164	$77,536

Efficiency ratio (GAAP):
Non-interest expense	$255,782	$179,085	$179,783	$129,099	$123,058

Net interest income plus non-interest income	$465,875	$336,630	$321,494	$220,011	$200,594

Efficiency ratio (GAAP)	54.90%	53.20%	55.92%	58.68%	61.35%

Efficiency ratio (non-GAAP):
Non-interest expense	$255,782	$179,085	$179,783	$129,099	$123,058
Less non-GAAP adjustments:
Amortization of intangible assets	6,221	1,946	2,162	101	130
Loss on FHLB redemption	5,928	—	—	1,275	3,167
Merger and acquisition expense	25,174	1,312	11,766	4,252	—
Non-interest expense - as adjusted	$218,459	$175,827	$165,855	$123,471	$119,761

Net interest income plus non-interest income	$465,875	$336,630	$321,494	$220,011	$200,594
Plus non-GAAP adjustment:
Tax-equivalent income	4,128	4,746	4,715	7,459	6,711
Less non-GAAP adjustments:
Investment securities gains	467	77	190	1,273	1,932
Gain on redemption of subordinated debentures	—	—	—	—	1,200
Net interest income plus non-interest income - as adjusted	$469,536	$341,299	$326,019	$226,197	$204,173

Efficiency ratio (non-GAAP)	46.53%	51.52%	50.87%	54.59%	58.66%

GAAP and Non-GAAP Performance Ratios

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Operating earnings (non-GAAP):
Net income (GAAP)	$96,953	$116,433	$100,864	$53,209	$48,250
Plus non-GAAP adjustments:
Provision for credit losses - net of tax (1)	63,789	3,460	6,665	1,790	3,334
Merger and acquisition expense - net of tax (1)	18,745	969	8,692	2,556	—
PPPLF funding expense - net of tax (1)	829	—	—	—	—
Less non-GAAP adjustment:
PPP interest income and deferred fees - net of tax (1)	14,948	—	—	—	—
Operating earnings (non-GAAP)	$165,368	$120,862	$116,221	$57,555	$51,584

Operating earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	44,132,251	35,617,924	35,522,903	24,000,960	23,932,918

Earnings per diluted common share (GAAP)	$2.18	$3.25	$2.82	$2.20	$2.00
Operating earnings per diluted common share (non-GAAP)	$3.75	$3.39	$3.27	$2.40	$2.16

Operating return on average assets (non-GAAP):
Average assets (GAAP)	$11,775,096	$8,367,139	$7,965,514	$5,239,920	$4,743,375
Average PPP loans	(710,264)	—	—	—	—
Adjusted average assets (non-GAAP)	$11,064,832	$8,367,139	$7,965,514	$5,239,920	$4,743,375

Return on average assets (GAAP)	0.82%	1.39%	1.27%	1.02%	1.02%
Operating return on adjusted average assets (non-GAAP)	1.49%	1.44%	1.46%	1.10%	1.09%

Operating return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,339,491	$1,108,310	$1,024,795	$550,926	$527,524
Average accumulated other comprehensive (income)/ loss	(11,326)	7,069	19,941	4,210	(2,795)
Average goodwill	(365,543)	(347,149)	(345,583)	(85,768)	(84,743)
Average other intangible assets, net	(28,357)	(8,873)	(10,946)	(633)	(270)
Average tangible common equity (non-GAAP)	$934,265	$759,357	$688,207	$468,735	$439,716

Return on average tangible common equity (GAAP)	10.38%	15.33%	14.66%	11.35%	10.97%
Operating return on average tangible common equity (non-GAAP)	17.70%	15.92%	16.89%	12.28%	11.73%
(1)Tax adjustments have been adjusted using the combined marginal federal and state rate of 25.54% for 2020, 26.13% for both 2019 and 2018, and 39.55% for both 2017 and 2016.

FINANCIAL CONDITION
The Company’s total assets amounted to $12.8 billion at December 31, 2020 compared to $8.6 billion at December 31, 2019. The increase was primarily as a result of the Revere acquisition during the year. The Company's participation in the PPP program had a further positive impact on the year-over-year growth.

Total loans at December 31, 2020 were $10.4 billion compared to $6.7 billion at December 31, 2019. At year end 2020, investment securities had increased 26% to $1.4 billion compared to year end 2019. At December 31, 2020, total deposits were $10.0 billion compared to $6.4 billion at the end of 2019, a 56% increase during the period. Total borrowings were $1.1 billion at December 31, 2020 compared to $936.8 million at December 31, 2019.

Loans
A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2020		2019		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Commercial real estate:
Commercial investor real estate	$3,634,720	34.9%	$2,169,156	32.4%	$1,465,564	67.6%
Commercial owner-occupied real estate	1,642,216	15.8	1,288,677	19.2	353,539	27.4
Commercial AD&C	1,050,973	10.1	684,010	10.2	366,963	53.6
Commercial business	2,267,548	21.8	801,019	11.9	1,466,529	183.1
Total commercial loans	8,595,457	82.6	4,942,862	73.7	3,652,595	73.9
Residential real estate:
Residential mortgage	1,105,179	10.6	1,149,327	17.1	(44,148)	(3.8)
Residential construction	182,619	1.8	146,279	2.2	36,340	24.8
Consumer	517,254	5.0	466,764	7.0	50,490	10.8
Total residential and consumer loans	1,805,052	17.4	1,762,370	26.3	42,682	2.4
Total loans	$10,400,509	100.0%	$6,705,232	100.0%	$3,695,277	55.1

Total loans increased $3.7 billion or 55% at December 31, 2020 compared to December 31, 2019. Excluding PPP loans, total loans grew 39% to $9.3 billion at December 31, 2020 as compared to the prior year. During this period, the Company experienced 74% growth in total commercial loans primarily due to the acquisition of Revere and to a lesser extent participation in the PPP. Excluding PPP loans, the commercial loan portfolio grew 52% or $2.6 billion. The residential mortgage loan portfolio declined 4% as a result of conventional loan run-off, coupled with the strategic decision to sell the majority of new mortgage loan production in the secondary market. Residential construction loans increased by $36.3 million or 25% at December 31, 2020 compared to the balance at December 31, 2019 due to a rise in lending volume as a result of the favorable interest rate environment. Consumer loan growth during the year was 11%, as a result of the acquisition.

Analysis of Loans
The trends in the composition of the loan portfolio over the previous five years are presented in following table:

	December 31,
(Dollars in thousands)	2020	%	2019	%	2018	%	2017	%	2016	%
Commercial real estate:
Commercial investor R/E	$3,634,720	34.9%	$2,169,156	32.4%	$1,958,395	29.8%	$1,112,710	25.8%	$928,113	23.6%
Commercial owner-occupied R/E	1,642,216	15.8	1,288,677	19.2	1,202,903	18.3	857,196	19.9	775,552	19.8
Commercial AD&C loans	1,050,973	10.1	684,010	10.2	681,201	10.4	292,443	6.8	308,279	7.9
Commercial business	2,267,548	21.8	801,019	11.9	796,264	12.1	497,948	11.5	467,286	11.9
Total commercial loans	8,595,457	82.6	4,942,862	73.7	4,638,763	70.6	2,760,297	64.0	2,479,230	63.2
Residential real estate:
Residential mortgage	1,105,179	10.6	1,149,327	17.1	1,228,247	18.7	921,435	21.4	841,692	21.4
Residential construction	182,619	1.8	146,279	2.2	186,785	2.8	176,687	4.1	150,229	3.8
Consumer	517,254	5.0	466,764	7.0	517,839	7.9	455,829	10.5	456,657	11.6
Total residential and consumer loans	1,805,052	17.4	1,762,370	26.3	1,932,871	29.4	1,553,951	36.0	1,448,578	36.8
Total loans	$10,400,509	100.0%	$6,705,232	100.0%	$6,571,634	100.0%	$4,314,248	100.0%	$3,927,808	100.0%

Loan Maturities and Interest Rate Sensitivity
Loan maturities and interest rate characteristics for specific lending portfolios is presented in the following table:

	At December 31, 2020
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Commercial AD&C loans	$846,651	$110,802	$93,520	$1,050,973
Commercial business loans (1)	1,771,531	447,689	48,328	2,267,548
Residential construction loans	164,466	18,046	107	182,619
Total	$2,782,648	$576,537	$141,955	$3,501,140

Rate Terms:
Fixed	$356,412	$321,706	$102,748	$780,866
Variable or adjustable	2,426,236	254,831	39,207	2,720,274
Total	$2,782,648	$576,537	$141,955	$3,501,140
(1)Loans not secured by real estate.

Composition of Investment Securities
The composition of investment securities for the periods indicated is presented in the following table:

	December 31,
(Dollars in thousands)	2020	%	2019	%	2018	%
Available-for-sale securities(1):
U.S. treasuries and government agencies	$43,297	3.1%	$258,495	23.0%	$296,678	29.4%
State and municipal	390,367	27.6	233,649	20.8	282,024	27.9
Mortgage-backed and asset-backed(2)	904,432	64.0	570,759	50.7	348,515	34.4
Corporate debt	9,925	0.7	9,552	0.8	9,240	0.9
Trust preferred	—	—	310	—	310	—
Total debt securities	1,348,021	95.4	1,072,765	95.3	936,767	92.6
Marketable equity securities	—	—	568	0.1	568	0.1
Total available-for-sale securities(3)	1,348,021	95.4	1,073,333	95.4	937,335	92.7

Equity securities:
Federal Reserve Bank stock	38,650	2.7	22,559	2.0	22,456	2.3
Federal Home Loan Bank of Atlanta stock	26,433	1.9	29,244	2.6	50,933	5.0
Other equity securities	677	—	—	—	—	—
Total equity securities	65,760	4.6	51,803	4.6	73,389	7.3
Total securities(3)	$1,413,781	100.0%	$1,125,136	100.0%	$1,010,724	100.0%
(1)At estimated fair value.
(2)Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.
(3)The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2020, 2019 or 2018.

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed and asset-backed securities and collateralized mortgage obligations and state and municipal securities. As a direct result of the Revere acquisition, the investment portfolio increased 26% to $1.4 billion at December 31, 2020, from $1.1 billion at December 31, 2019. In addition to the growth of the portfolio during 2020, the composition of the portfolio migrated from U.S. treasuries and government agencies securities to state and municipal securities and mortgage-backed and asset-backed securities to provide for greater cash flow from the investment portfolio. As a combined result of the acquisition and the strategic migration, at December 31, 2020, mortgage and asset-backed securities comprised 64% of the investment portfolio compared to 51% at December 31, 2019.

At December 31, 2020, 93% of the investment portfolio was invested in Aa/AA or Aaa/AAA rated securities. The duration of the portfolio increased to 4.2 years at December 31, 2020 compared to 3.5 years at December 31, 2019, as a result of the re-investing cash flows from the portfolio in the lower interest rate environment experienced in 2020. The composition and duration of the investment portfolio has resulted in a portfolio with low credit risk that is expected to provide the liquidity needed to meet lending and other funding demands. The portfolio is monitored on a continual basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Maturity of Investment Securities
Maturities and weighted average yields for investment securities available-for-sale at December 31, 2020 are presented in the following table. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity.

	Years to Maturity at December 31, 2020
	Within One Year or Less		After One Year Through Five years		After Five Years Through Ten Tears		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available-for-sale securities(1):
U. S. treasuries and government agencies	$33,833	0.63%	$8,917	2.36%	$—	—%	$—	—%	$42,750	0.99%
State and municipal (2)	16,458	3.29	43,857	2.77	56,130	2.32	260,663	2.08	377,108	2.25
Mortgage-backed	1	4.41	21,229	1.64	72,481	1.91	787,490	1.62	881,201	1.64
Corporate debt	—	—	2,100	7.00	7,000	5.63	—	—	9,100	5.94
Total	$50,292	1.50	$76,103	2.52	$135,611	2.27	$1,048,153	1.73	$1,310,159	1.82
(1)At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 21%.

Other Earning Assets
Residential mortgage loans held for sale increased $24.6 million to $78.3 million at December 31, 2020 compared to $53.7 million as of December 31, 2019, due to the significant increase in volume of originations, which was a result of the favorable interest rate environment and the timing of sales of those mortgages. Interest-bearing deposits with banks increased by $139.6 million to $203.1 million at December 31, 2020 compared to $63.4 million at December 31, 2019, as a result of an increase in the timing of anticipated funding requirements, in addition to the Company maintaining a higher liquidity position in light of the continued economic uncertainty resulting from the COVID-19 pandemic.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	December 31,
	2020		2019		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$3,325,547	33.1%	$1,892,052	29.4%	$1,433,495	75.8%
Interest-bearing deposits:
Demand	1,292,164	12.9	836,433	13.0	455,731	54.5
Money market savings	3,339,645	33.3	1,839,593	28.5	1,500,052	81.5
Regular savings	418,051	4.2	329,919	5.1	88,132	26.7
Time deposits of less than $100,000	509,919	5.1	463,431	7.2	46,488	10.0
Time deposits greater than $100,000 and less than $250,000	670,717	6.7	682,936	10.7	(12,219)	(1.8)
Time deposits of $250,000 or more	477,026	4.7	395,955	6.1	81,071	20.5
Total interest-bearing deposits	6,707,522	66.9	4,548,267	70.6	2,159,255	47.5
Total deposits	$10,033,069	100.0%	$6,440,319	100.0%	$3,592,750	55.8

Deposits and Borrowings
Total deposits at December 31, 2020 were $10.0 billion compared to $6.4 billion at December 31, 2019, a 56% increase during the period. This growth was driven principally from the Revere acquisition during the current year, and to a lesser extent, the PPP program. The loan-to-deposit ratio remained at 104% at the end of 2020 compared to the end of 2019. The deposit increase from year-end 2019 was driven by increases in the non-interest bearing demand (76%), interest-bearing demand (54%) and money market deposit (82%) categories. A portion of the deposit growth is the result of the funds from the PPP program, which were placed in deposit accounts at the Bank until utilized by the respective borrowers. The increase in the money market deposit products can be attributed to the addition of $830 million in brokered and network sourced money market deposits, in addition to the portion attributable to the Revere acquisition. The lower cost of brokered money market accounts permitted the Company to reduce balances in the more expensive brokered time deposits and FHLB advances. Interest-bearing deposits represented 67% of total deposits with the remaining 33% in noninterest-bearing balances at December 31, 2020. At December 31, 2019, interest-bearing deposits represented 71% of total deposits while 29% represented noninterest-bearing deposits.

Total borrowings increased 23% at December 31, 2020 compared to December 31, 2019. A large portion of the year-over-year increase in borrowings was driven by the federal funds purchased during December 2020. This temporary occurrence was caused by the client funding requirements at the end of 2020. Excluding the federal funds purchased balances, borrowings decreased 12% year over year as FHLB advances declined 26% due to prepayments while subordinated debt rose 8% mainly from the acquired debt.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Stockholders’ equity at December 31, 2020 was $1.5 billion compared $1.1 billion at December 31, 2019. The increase in stockholders’ equity was primarily the result of the capital issued to complete the acquisition of Revere, in addition to the net income after dividends paid during the year. During 2020, the Company repurchased approximately 820,000 shares of common stock resulting in a $25.7 million reduction in stockholders’ equity. The ratio of average equity to average assets was 11.38% for the year ended December 31, 2020, as compared to 13.25% for the year ended December 31, 2019.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at December 31,		Minimum Regulatory Requirements
	2020	2019
Tier 1 Leverage	8.92%	9.70%	4.00%

Common Equity Tier 1 Capital to risk-weighted assets	10.58%	11.06%	4.50%

Tier 1 Capital to risk-weighted assets	10.58%	11.21%	6.00%

Total Capital to risk-weighted assets	13.93%	14.85%	8.00%

Regulatory capital at December 31, 2020 was comprised of tier 1 capital of $1.1 billion and total qualifying capital of $1.4 billion. As of December 31, 2020, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

The minimum capital level requirements applicable to the Company and the Bank are: (1) a Tier 1 leverage ratio of 4%; (2) a common equity Tier 1 capital ratio of 4.5%; (3) a Tier 1 capital ratio of 6%; and (4) a total capital ratio of 8%. Covered financial institutions must also maintain a “capital conservation buffer” of 2.5% above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The main drivers of the decline in the ratios at December 31, 2020 from December 31, 2019 were the impact that the Revere transaction had on total risk-based assets, as well as the previously mentioned stock repurchase program. During the year, the Company elected to apply the provisions of the CECL deferral transition in the determination of its risk-based capital ratios. At December 31, 2020, the impact of the application of this deferral transition provided an additional $22.5 million in Tier 1 capital and resulted in raising the common equity Tier 1 ratio by 22 basis points.

Tangible Common Equity
Tangible common equity, tangible assets and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity excludes the balances of goodwill, other intangible assets and accumulated other comprehensive income/ (loss) from total stockholders’ equity. Tangible assets excludes the balances of goodwill and other intangible assets. Management believes that this non-GAAP financial measure provides information to investors that may be useful in understanding the Company's financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.

Tangible common equity totaled $1.0 billion at December 31, 2020, compared to $782.3 million at December 31, 2019. At December 31, 2020, the ratio of tangible common equity to tangible assets has decreased to 8.46% compared to 9.46% at December 31, 2019. The contraction in tangible common equity in 2020 from 2019 is primarily the result of the 50% growth in tangible assets exceeding the 34% growth in tangible common equity, primarily due to the Revere acquisition. In addition, tangible common equity during 2020 was reduced by the impact of the Company's stock repurchase program in addition to the growth in goodwill and intangible assets resulting from the RPJ and Revere acquisitions. Excluding the impact of the PPP program from tangible assets at December 31, 2020, the tangible common equity ratio would be 9.25%.

Non-GAAP Tangible Common Equity Ratios
A reconciliation of the non-GAAP ratio of tangible common equity to tangible assets and tangible book value per common share are provided in the following table.

	December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Tangible common equity ratio:
Total stockholders' equity	$1,469,955	$1,132,974	$1,067,903	$563,816	$533,572
Accumulated other comprehensive (income)/ loss	(18,705)	4,332	15,754	6,857	6,614
Goodwill	(370,223)	(347,149)	(347,149)	(85,768)	(85,768)
Other intangible assets, net	(32,521)	(7,841)	(9,788)	(580)	(680)
Tangible common equity	$1,048,506	$782,316	$726,720	$484,325	$453,738

Total assets	$12,798,429	$8,629,002	$8,243,272	$5,446,675	$5,091,383
Goodwill	(370,223)	(347,149)	(347,149)	(85,768)	(85,768)
Other intangible assets, net	(32,521)	(7,841)	(9,788)	(580)	(680)
Tangible assets	$12,395,685	$8,274,012	$7,886,335	$5,360,327	$5,004,935

Outstanding common shares	47,056,777	34,970,370	35,530,734	23,996,293	23,901,084

Tangible common equity ratio	8.46%	9.46%	9.21%	9.04%	9.07%
Book value per common share	$31.24	$32.40	$30.06	$23.50	$22.32
Tangible book value per common share	$22.28	$22.37	$20.45	$20.18	$18.98

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

Loans acquired as a part of an acquisition transaction with evidence of more-than-insignificant credit deterioration since their origination as of the date of the acquisition are considered “purchased credit deteriorated” or “PCD” loans and are recorded at their initial fair values. The identification of loans that have experienced a more-than-insignificant deterioration in credit quality since their origination requires judgment and an assessment of a number of factors. For further discussion regarding the acquired loans, including PCD loans, refer to that section of Note 1 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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

The level of non-performing loans to total loans increased to 1.11% at December 31, 2020 compared to 0.62% at December 31, 2019. Non-performing loans totaled $115.5 million at December 31, 2020 in comparison to $41.3 million at December 31, 2019. The growth in non-performing loans over the prior year was driven by three major components: loans placed on non-accrual status, acquired Revere non-accrual loans, and loans previously accounted for as purchased credit impaired loans that have been designated as non-accrual loans as a result of the Company's adoption of the accounting standard for expected credit losses at the beginning of 2020. During 2020, non-accrual commercial business loans increased $14.5 million, while non-accrual commercial real estate loans increased $58.4 million. These increases were net of payments or settlements of $21.2 million during the year, which contained one significant settlement of $9.3 million that occurred without any credit loss. Combined residential and consumer non-accrual lending portfolio remained fairly stable. The increase in non-accrual commercial and commercial real estate loans related primarily to a limited number of large borrowing relationships within the hospitality sector. These large relationships are collateral dependent and required no individual reserves due to sufficient values of their underlying collateral.

While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level. As noted, risks, uncertainties and various other factors related to the COVID-19 pandemic include the impact on the economy and the businesses of the Company's borrowers and their ability to remit contractual payments on their obligations to the Company in a timely manner. The current ability to predict the outcome or impact of the remedial actions and stimulus measures adopted by the government on the economic well-being of the Company's borrowers and the manifestations of all these factors including the future performance aspect of the credit portfolio remains uncertain.

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
•At the monthly credit committee meeting the loan may be downgraded and an individual allowance may be decided upon in advance of the receipt of the appraisal.
•Upon receipt of the updated appraisal (or based on an updated internal financial evaluation) the loan balance is compared to the appraisal and an individual allowance is decided upon for the particular loan, typically for the amount of the difference between the appraised value (adjusted for estimated costs to sell) and the loan balance.
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

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed into law in March 2020, provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In April 2020, the federal regulatory agencies issued a joint statement that provided further guidance on loan modifications related to COVID-19. Loans that receive a payment forbearance need not be classified as a TDR if the borrower meets certain criteria, such as they were in good standing and not more than 30 days past due prior to the pandemic, as well as other requirements noted in the regulatory agencies’ revised statement. Based on the guidance noted above, the Company does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program.

In response to the COVID-19 pandemic, the Company developed a set of guidelines to provide relief to qualified commercial and mortgage/consumer loans customers. These guidelines provide for deferment of certain loan payments of up to 180 days to provide relief to qualified commercial, mortgage and consumer loan customers. Initial deferrals of 90 days were granted to qualified customers with the option to request further deferrals, each for an additional 90 days. During 2020, the Company granted payment modifications/deferrals on over 2,500 loans with an aggregate balance of $2.1 billion, of which 203 loans with an aggregate balance of $217 million remain in deferral status. Currently, the vast majority of loans that had been granted modifications/deferrals have returned to their original payment plans without a significant impact on payment delinquencies.

During 2020, the Company approved and funded over 5,400 PPP loans for a total of $1.1 billion. Loans originated under the program are 100% guaranteed by the Small Business Administration under the CARES Act. In the later part of 2020, the Company began accepting digital PPP forgiveness applications. This process was paused pending updates to reflect amendments to the PPP program and to focus efforts on accepting loan applications for both first and second draw loans under the program that was restarted in January 2021.

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

The Company typically sells a portion of its fixed-rate residential mortgage originations in the secondary mortgage market. Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of nine to eighteen months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period. Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.6 million for probable losses due to repurchases. The Company believes that this reserve is appropriate.

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. Neither the servicing assets associated with mortgage loan sales during 2018 or prior years, nor the income earned by the Company on its loan servicing rights during such periods, was significant. The Company did not engage in any whole loan sales during 2020.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. At December 31, 2020, the amortized cost of the Company's mortgage loan servicing rights was $0.6 million compared to $1.1 million at December 31, 2019. The decline in the year-over-year balance was the result of the loan pay-offs. The Company did not incur any impairment losses during 2020.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated:

	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$45,227	$8,437	$5,355	$5,575	$8,107
Commercial owner-occupied real estate	11,561	4,148	4,234	3,582	4,823
Commercial AD&C	15,044	829	3,306	136	137
Commercial business	22,933	8,450	7,086	6,703	5,833
Residential real estate:
Residential mortgage	10,212	12,661	9,336	7,196	7,257
Residential construction	—	—	159	177	195
Consumer	7,384	4,107	4,107	2,967	2,859
Total non-accrual loans(1)	112,361	38,632	33,583	26,336	29,211

Loans 90 days past due:
Commercial real estate:
Commercial investor	133	—	—	—	—
Commercial owner-occupied	—	—	—	—	—
Commercial AD&C	—	—	—	—	—
Commercial business	161	—	49	—	—
Residential real estate:
Residential mortgage	480	—	221	225	232
Residential construction	—	—	—	—	—
Consumer	—	—	219	—	—
Total 90 days past due loans	774	—	489	225	232

Restructured loans (accruing)	2,317	2,636	1,942	2,788	2,489
Total non-performing loans(2)	115,452	41,268	36,014	29,349	31,932
Other real estate owned, net	1,455	1,482	1,584	2,253	1,911
Total non-performing assets	$116,907	$42,750	$37,598	$31,602	$33,843

Non-performing loans to total loans	1.11%	0.62%	0.55%	0.68%	0.81%
Non-performing assets to total assets	0.91%	0.50%	0.46%	0.58%	0.66%
Allowance for credit losses to non-performing loans	143.23%	136.02%	148.51%	154.20%	138.00%
(1)Gross interest income that would have been recorded in 2020 if non-accrual loans shown above had been current and in accordance with their original terms was $18.3 million. No interest income was accrued on these loans during the year while on non-accrual status. Please see Note 1 - Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.
(2)Performing loans considered potential problem loans, as defined and identified by management, amounted to $15.8 million at December 31, 2020. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms, well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

The following table discloses information on the credit quality of originated loans, acquired Revere loans and total loans:

	December 31, 2020
(Dollars in thousands)	Originated Loans	Revere Acquired Loans	Total Loans
Performing loans:
Current	$8,074,817	$2,151,374	$10,226,191
30-59 days	40,478	6,334	46,812
60-89 days	6,758	5,296	12,054
Total performing loans	8,122,053	2,163,004	10,285,057
Non-performing loans:
Non-accrual loans	64,473	47,888	112,361
Loans greater than 90 days past due	513	261	774
Restructured loans	2,317	—	2,317
Total non-performing loans	67,303	48,149	115,452
Total loans	$8,189,356	$2,211,153	$10,400,509

Non-performing loans to total loans	0.82%	2.18%	1.11%
Allowance for credit losses to non-performing loans	179.08%	93.14%	143.23%

Allowance for Credit Losses
The allowance for credit losses represents management’s estimate of the portion of the Company’s loans’ amortized cost basis not expected to be collected over the loans’ contractual life. As a part of the credit oversight and review process, the Company maintains an allowance for credit losses (the “allowance”). The following allowance section should be read in conjunction with the “Allowance for Credit Losses” section in Note 1 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements. The Company excludes accrued interest receivable from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income when loans are placed on non-accrual status.

The appropriateness of the allowance is determined through ongoing evaluation of the credit portfolio, and involves consideration of a number of factors. Determination of the allowance is inherently subjective and requires significant estimates, including consideration of current conditions and economic forecasts, which may be susceptible to significant volatility. The amount of expected losses can vary significantly from the amounts actually observed. Loans deemed uncollectible are charged-off against the allowance, while recoveries are credited to the allowance when received. Management adjusts the level of the allowance through the provision for credit losses in the Consolidated Statements of Income.

During the first quarter of 2020, the Company adopted Accounting Standard Codification ("ASC") 326 “Financial Instruments – Credit Losses.” At the adoption date, the allowance for credit losses increased by $5.7 million or 10%. Included in this transition adjustment is the reclassification of $2.8 million to the allowance for credit losses of amounts related to the previously acquired impaired loans. The after-tax transition impact to retained earnings as a result of adopting the new standard was $2.2 million.

The provision for credit losses was $85.7 million in 2020 and $4.7 million in 2019. During the current year, the provision for credit losses was significantly impacted by the negative projected impact of COVID-19 on specific forecasted economic metrics utilized in the Company’s CECL model. The forecasted economic metrics with the greatest impact in order of magnitude were, the expected level of business bankruptcies, the expected future unemployment rate and, to a lesser degree, the house price index. These expectations were based on the assessment of the impact on the Company’s market area caused by the economic disruption. The portion of the $85.7 million provision directly attributable to the significant deterioration in the economic forecast amounted to approximately $44.1 million. In addition, as required by GAAP, the initial allowance for credit losses on Revere’s acquired non-PCD loans was recognized through provision for credit losses in the amount of $17.5 million. The remainder of the provision reflects the impact of changes in interest rates, existing terms, qualitative factors, portfolio composition and portfolio maturities. The acquisition of Revere’s PCD loans resulted in an increase to the allowance for credit losses of $18.6 million, which did not affect the current year’s provision expense.

At December 31, 2020, the allowance for credit losses was $165.4 million as compared to $56.1 million at December 31, 2019. The allowance for credit losses as a percent of total loans was 1.59% and 0.84% at December 31, 2020 and December 31, 2019, respectively. The allowance for credit losses represented 143% of non-performing loans at December 31, 2020 as compared to 136% at December 31, 2019. The allowance attributable to the commercial portfolio represented 1.70% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 1.05%. With respect to the total commercial portion of the allowance, 32% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 2.06%. A similar ratio with respect to AD&C loans was 2.11% at the end of the current year. Excluding the PPP loans, which do not have an associated allowance, the allowance for credit losses as a percentage of total loans outstanding would be 1.77% and the ratio of the allowance for commercial business loans to total commercial business loans would be 3.87%.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where the Company determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 84% of the total allowance being attributable to the historical performance of the portfolio while 16% of the allowance is attributable to the collective qualitative factors applied to determine the allowance. The methodology used under previous accounting guidance in prior periods was dependent to a large degree on the application of qualitative factors which resulted in 85% of the total allowance being attributable to those qualitative factors with the remaining portion of the prior period’s allowance being dependent on historical loss experience.

The quantified collective portion of the allowance is determined by pooling loans into segments based on the similar risk characteristics of the underlying borrowers, in addition to consideration of collateral type, industry and business purpose of the loans. The Company selected two collective methodologies, the discounted cash flows and weighted average remaining life methodologies. Segments utilizing the discounted cash flow method are further sub-segmented based on the risk level (determined either by internal risk ratings or Beacon Scores). Collective calculation methodologies use the Company’s historical default and loss experience adjusted for economic forecasts. The reasonable and supportable forecast period represents a two year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period expected losses revert back to the historical mean over the next two years on a straight-line basis.

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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $97.7 million, with individual allowances of $11.4 million against those loans at December 31, 2020.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the appropriateness of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Excluding the PPP loans, commercial and residential mortgages, including home equity loans and lines, represented 88% of total loans at December 31, 2020 and 87% of total loans at December 31, 2019. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

The following table presents a five-year history for the allocation of the allowance for credit losses. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate credit losses; however, the allocation does not restrict the usage of the allowance for any specific loan category.

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Commercial real estate:
Commercial investor real estate	$57,404	$18,407	$17,603	$14,438	$12,939
Commercial owner-occupied real estate	20,061	6,884	6,307	6,931	7,885
Commercial AD&C	22,157	7,590	5,944	3,839	4,652
Total commercial real estate	99,622	32,881	29,854	25,208	25,476
Commercial business	46,806	11,395	11,377	9,161	7,539
Total commercial	146,428	44,276	41,231	34,369	33,015
Residential real estate:
Residential mortgage	11,295	8,803	8,881	7,273	7,261
Residential construction	1,502	967	1,261	1,243	963
Total residential real estate	12,797	9,770	10,142	8,516	8,224
Consumer	6,142	2,086	2,113	2,372	2,828
Total residential and consumer	18,939	11,856	12,255	10,888	11,052
Total allowance	$165,367	$56,132	$53,486	$45,257	$44,067

Summary of Credit Loss Experience
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Balance, January 1	$56,132	$53,486	$45,257	$44,067	$40,895
Initial allowance on PCD loans at adoption of ASC 326	2,762	—	—	—	—
Transition impact of adopting ASC 326	2,983	—	—	—	—
Initial allowance on Revere PCD loans	18,628	—	—	—	—
Provision for credit losses	85,669	4,684	9,023	2,977	5,546
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	(411)	—	(131)	—	(197)
Commercial owner-occupied real estate	—	—	—	(248)	—
Commercial AD&C	—	—	—	—	(48)
Commercial business	(491)	(1,195)	(449)	(1,538)	(597)
Residential real estate:
Residential mortgage	(484)	(690)	(225)	(87)	(1,404)
Residential construction	—	—	—	—	—
Consumer	(433)	(783)	(611)	(693)	(888)
Total charge-offs	(1,819)	(2,668)	(1,416)	(2,566)	(3,134)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	15	16	87	101	133
Commercial owner-occupied real estate	—	—	—	—	5
Commercial AD&C	—	228	62	103	40
Commercial business	702	49	258	94	44
Residential real estate:
Residential mortgage	105	138	62	150	358
Residential construction	6	8	15	26	32
Consumer	184	191	138	305	148
Total recoveries	1,012	630	622	779	760
Net charge-offs	(807)	(2,038)	(794)	(1,787)	(2,374)
Balance, period end	$165,367	$56,132	$53,486	$45,257	$44,067

Net charge-offs to average loans	0.01%	0.03%	0.01%	0.04%	0.06%
Allowance to total loans	1.59%	0.84%	0.81%	1.05%	1.12%

The following table discloses information on allowance for credit losses and allowance ratios for originated loans and Revere acquired non-PCD and PCD loans:

	December 31, 2020
			Revere acquired loans
	Originated Loans		Non-PCD		PCD		Total Loans
(Dollars in thousands)	Allowance	Reserve Ratio	Allowance	Reserve Ratio	Allowance	Reserve Ratio	Allowance	Reserve Ratio
Commercial real estate:
Commercial investor real estate	$39,151	1.51%	$8,035	1.40%	$10,218	2.19%	$57,404	1.58%
Commercial owner-occupied real estate	14,236	1.14	2,419	1.10	3,406	1.99	20,061	1.22
Commercial AD&C	17,037	2.16	3,833	2.07	1,287	1.70	22,157	2.11
Commercial business	33,384	1.73	4,897	3.07	8,525	4.86	46,806	2.06
Residential real estate:
Residential mortgage	10,373	1.01	736	1.04	186	2.11	11,295	1.02
Residential construction	1,475	0.82	21	0.85	6	0.85	1,502	0.82
Consumer	4,867	1.17	1,101	1.21	174	1.87	6,142	1.19
Total loans	$120,523	1.47	$21,042	1.61	$23,802	2.62	$165,367	1.59

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

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s Asset/Liability Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optional factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. As an example, certain money market deposit accounts are assumed to reprice at 40% to 100% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement. As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage the Bank’s net interest margin. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

The Company prepares a current base case and eight alternative simulations at least once per quarter and reports the analysis to the board of directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100bp	- 200 bp	- 300bp	- 400bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2020	3.94%	2.90%	2.14%	0.85%	N/A	N/A	N/A	N/A
December 31, 2019	11.26%	8.71%	6.06%	3.06%	(3.47%)	N/A	N/A	N/A

As shown above, measures of net interest income at risk at December 31, 2020 had declined in every rising interest rate change scenario from December 31, 2019. All measures remained well within prescribed policy limits. As indicated in the table, in a rising interest rate environment, net interest income sensitivity decreased compared to the prior year-end as a result of decreased asset sensitivity due to the repricing down of deposits and the increased level of brokered money market deposits along with the large federal funds purchased position at December 31, 2020. The level of wholesale funding at the end of the current year was temporary in nature and its impact on the estimated changes in net interest income.

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2020	(10.98%)	(6.27%)	(1.90%)	0.33%	N/A	N/A	N/A	N/A
December 31, 2019	(9.13%)	(5.54%)	(2.34%)	(0.06%)	(0.95%)	N/A	N/A	N/A

Overall, the measure of the economic value of equity ("EVE") at risk improved in the +200bp/ +100bp scenarios from December 31, 2019 to December 31, 2020, while the measure of the EVE at risk increased in the +300bp/400bp scenarios during the same period. The improvement in EVE in the +200/+100 scenarios was the result of shorter loan durations that declined with the inclusion of Revere's portfolio and the inclusion of the PPP program. The improvements in the +200/+100 EVE scenario positions were partially offset by the impact of shorter deposit durations and the increase in the brokered money market position with a 100% beta which resulted in an increase in the risk in the +300/+400bp scenarios.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2020. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits and certain time deposits of $250 thousand or more, to be a relatively stable funding source. Core deposits equaled 75% of total interest-earning assets at December 31, 2020. In addition, loan payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

In addition to factors discussed above that can affect liquidity, the Company’s growth, mortgage banking activities and changes in the liquidity of the investment portfolio due to fluctuations in interest rates are also taken into consideration. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from 30 to 360 days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of December 31, 2020, provides an indication of liquidity versus requirements that the Company utilizes to determine how it will fund loans and other earning assets.

The Company has external sources of funds that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the FHLB and the Federal Reserve Bank. Based on pledged collateral, the available line of credit with the FHLB totaled $3.0 billion with $379.1 million borrowed against it as of December 31, 2020. The Company also had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $276.2 million at December 31, 2020 collateralized by portfolio loans. In addition, the Company had unsecured lines of credit with correspondent banks of $1.1 billion at December 31, 2020. Outstanding borrowings against these lines of credit amounted to $390.0 million. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2020. At December 31, 2020 the Company has no borrowings outstanding of the $1.1 billion available under the PPPLF program.

Sandy Spring Bancorp, Inc., as a standalone entity (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2020, the Bank could have declared a dividend of $145 million to Bancorp. At December 31, 2020, Bancorp had liquid assets of $63.9 million.

The Company has various contractual obligations that affect its cash flows and liquidity. For information regarding material contractual obligations, please see Market Risk Management previously discussed, Contractual Obligations below, and Note 7 - Premises and Equipment, Note 11 - Borrowings, Note 14 - Pension, Profit Sharing and Other Employee Benefit Plans, Note 19 - Derivatives, Note 20 - Financial Instruments with Off-Balance Sheet Risk, and Note 22 - Fair Value in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
With the exception of the Company’s obligations in connection with its irrevocable letters of credit and loan commitments, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approval for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessments are considered when determining the amount and structure of credit arrangements. Commitments to extend credit are agreements to provide financing to a customer with the provision that there are no violations of any condition established in the agreement. Commitments generally have interest rates determined by current market rates, expiration dates or other termination clauses and may require payment of a fee. Lines of credit typically represent unused portions of lines of credit that were provided and remain available as long as customers comply with the requisite contractual conditions. Commitments to extend credit are evaluated, processed and/or renewed regularly on a case by case basis, as part of the credit management process. The total commitment amount or line of credit amounts do not necessarily represent future cash requirements, as it is highly unlikely that all customers would draw on their lines of credit in full at one time. For additional information on off-balance sheet arrangements, please see Note 20 - Financial Instruments with Off-Balance Sheet Risk and Note 11 - Borrowings in the Notes to the Consolidated Financial Statements, and Capital Management above.

Contractual Obligations
The Company enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances, operating leases related to branch and administrative facilities and a long-term contract with a data processing provider. Payments required under these obligations, are set forth in the table following as of December 31, 2020.

	Projected Maturity Date or Payment Period (1)
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Retail repurchase agreements	$153,157	$153,157	$—	$—	$—
Advances from FHLB	379,075	230,243	148,832	—	—
Certificates of deposit	1,657,662	1,208,915	359,965	88,604	178
Operating lease obligations	88,079	12,490	21,797	16,410	37,382
Purchase obligations (2)	15,359	5,285	7,888	2,186	—
Total	$2,293,332	$1,610,090	$538,482	$107,200	$37,560
(1)Assumed a seven year term for purposes of this table.
(2)Represents payments required under contract, based on average monthly charges for 2020 with the Company’s current data processing service provider that expires in September 2024.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
The information required by this item is incorporated by reference to Part II, Item 7 of this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Internal Control Over Financial Reporting
As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control— Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The attestation reports by the Company’s independent registered public accounting firm, Ernst & Young LLP, on the Company’s internal control over financial reporting begins on the following pages.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020. As explained below, auditing the Company’s accounting for credit losses, including adoption of the change in method of accounting for credit losses, was a critical audit matter.

Basis for Opinion

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses
Description of the Matter	As discussed above and in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for credit losses, which resulted in an increase to the allowance for credit losses (“allowance”) of $5.7 million. As of December 31, 2020, the Company’s loan portfolio totaled $10.4 billion and the allowance was $165.4 million. As described in Notes 1 and 6 to the consolidated financial statements, the Company estimates an allowance representing an amount, which, in management’s judgment, is appropriate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date. As stated in Note 1, the Company’s methodology for estimating the allowance includes (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administration, and (3) individual allowances on certain collateral-dependent loans.

Auditing management’s estimate of the allowance involved a high degree of subjectivity due to the significant judgment required in determining the need for and measurement of qualitative reserve related to expected changes to the economic forecasts. Management’s measurement of expected changes to the economic forecasts in the qualitative reserve is highly judgmental and could have a significant effect on the allowance.
How We Addressed the Matter in our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's controls over its allowance, including controls over the review of data used to determine the need for and measurement of qualitative factors to account for expected changes to the economic forecasts. Our tests of controls included observation of certain of management committee meetings, at which key management judgements are subjected to critical challenge.

To evaluate the need for the qualitative reserve related to expected changes to the economic forecasts, we independently obtained third party economic data and compared it to management’s forward-looking view of the economy. In testing management’s measurement of the qualitative reserve related to expected changes to the economic forecasts, we agreed the economic forecast data reflected within the allowance model to third-party data, as appropriate.

We also evaluated the overall allowance amount and whether the amount appropriately reflects lifetime expected losses in the loan portfolio as of the consolidated balance sheet date. For example, we compared the loss experience estimated by the allowance model during the year to the Company’s actual historical loss experience. We also compared certain of the Company’s allowance ratios to the ratios of the Company’s peers and evaluated trends in the allowance compared to relevant company-specific trends.

Accounting for Acquisition of Revere Bank
Description of the Matter	The Company completed its acquisition of Revere Bank (“Revere”), a Maryland chartered commercial bank, on April 1, 2020 (“Acquisition Date”) in a transaction valued at approximately $293 million in the aggregate. Revere’s shareholders received 1.05 shares of the Company’s common stock in exchange for each share of Revere’s common stock they held, resulting in the Company issuing 12,768,949 shares of the Company’s common stock. As discussed further in Note 1 and Note 2 to the financial statements, the transaction was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the acquisition date.

Auditing the Company's accounting for its acquisition of Revere was complex and involved a greater extent of audit effort, including involving firm specialists to assess assumptions used in the valuation of the acquired loan portfolio and in the valuation of the core deposit intangible.

How We Addressed the Matter in our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the accounting for acquisitions, including the valuation of loans and the core deposit intangible. For example, we tested controls over management’s review of the fair value calculations performed by a third-party valuation specialist, the key assumptions and inputs used in the fair value measurement, and the data provided to the third-party valuation specialist.

To test the estimated fair value of acquired loans, our audit procedures included, among others, involving valuation specialists to assist us in testing management’s methodology and significant assumptions used in measuring the fair value of the acquired loan portfolio. For example, we compared the significant assumptions used by management to third party market sources, where available, or independently recalculated the assumption and compared those results to management’s assumptions. We tested, on a sample basis, the completeness and accuracy of the underlying data, such as loan and deposit-level data, used in the Company’s fair value calculations.

With the assistance of our valuation specialists, we evaluated the methodologies and the assumptions used to fair value the core deposit intangible. Procedures performed by the audit team and with the assistance of our valuation specialists included comparing market and historical information used in developing assumptions to third-party and/or internal Company-specific data and performing corroborative calculations to assess the appropriateness of the calculated fair value of the core deposit intangible.

/s/ Ernst & Young

We have served as the Company’s auditor since 2013.

Tysons, VA
February 19, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young

Tysons, VA
February 19, 2021

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$93,651	$82,469
Federal funds sold	291	208
Interest-bearing deposits with banks	203,061	63,426
Cash and cash equivalents	297,003	146,103
Residential mortgage loans held for sale (at fair value)	78,294	53,701
Investments available-for-sale (at fair value)	1,348,021	1,073,333
Equity securities	65,760	51,803
Total loans	10,400,509	6,705,232
Less: allowance for credit losses	(165,367)	(56,132)
Net loans	10,235,142	6,649,100
Premises and equipment, net	57,720	58,615
Other real estate owned	1,455	1,482
Accrued interest receivable	46,431	23,282
Goodwill	370,223	347,149
Other intangible assets, net	32,521	7,841
Other assets	265,859	216,593
Total assets	$12,798,429	$8,629,002

Liabilities
Noninterest-bearing deposits	$3,325,547	$1,892,052
Interest-bearing deposits	6,707,522	4,548,267
Total deposits	10,033,069	6,440,319
Securities sold under retail repurchase agreements and federal funds purchased	543,157	213,605
Advances from FHLB	379,075	513,777
Subordinated debt	227,088	209,406
Total borrowings	1,149,320	936,788
Accrued interest payable and other liabilities	146,085	118,921
Total liabilities	11,328,474	7,496,028

Stockholders' equity
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
47,056,777 and 34,970,370 at December 31, 2020 and 2019, respectively	47,057	34,970
Additional paid-in capital	846,922	586,622
Retained earnings	557,271	515,714
Accumulated other comprehensive income/ (loss)	18,705	(4,332)
Total stockholders' equity	1,469,955	1,132,974
Total liabilities and stockholders' equity	$12,798,429	$8,629,002

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018
Interest income:
Interest and fees on loans	$393,477	$316,550	$293,131
Interest on loans held for sale	1,686	1,607	1,245
Interest on deposits with banks	446	2,129	1,304
Interest and dividends on investment securities:
Taxable for federal income taxes	22,136	21,739	20,516
Exempt from federal income taxes	5,814	5,834	7,855
Interest on federal funds sold	1	10	31
Total interest income	423,560	347,869	324,082
Interest expense:
Interest on deposits	41,651	61,681	39,139
Interest on retail repurchase agreements and federal funds purchased	1,965	1,161	1,169
Interest on advances from FHLB	6,593	16,578	21,408
Interest on subordinated debt	10,192	3,141	1,921
Total interest expense	60,401	82,561	63,637
Net interest income	363,159	265,308	260,445
Provision for credit losses	85,669	4,684	9,023
Net interest income after provision for credit losses	277,490	260,624	251,422
Non-interest income:
Investment securities gains	467	77	190
Service charges on deposit accounts	7,066	9,692	9,324
Mortgage banking activities	40,058	14,711	7,073
Wealth management income	30,570	22,669	21,284
Insurance agency commissions	6,795	6,612	6,158
Income from bank owned life insurance	2,867	3,165	4,327
Bank card fees	5,672	5,616	5,567
Other income	9,221	8,780	7,126
Total non-interest income	102,716	71,322	61,049
Non-interest expense:
Salaries and employee benefits	134,471	103,950	96,998
Occupancy expense of premises	21,383	19,470	18,352
Equipment expenses	12,224	10,720	9,335
Marketing	4,281	4,456	3,924
Outside data services	8,759	7,567	6,603
FDIC insurance	4,727	2,260	5,095
Amortization of intangible assets	6,221	1,946	2,162
Merger and acquisition expense	25,174	1,312	11,766
Professional fees and services	7,939	6,978	6,056
Other expenses	30,603	20,426	19,492
Total non-interest expense	255,782	179,085	179,783
Income before income tax expense	124,424	152,861	132,688
Income tax expense	27,471	36,428	31,824
Net income	$96,953	$116,433	$100,864

Net income per common share amounts:
Basic net income per common share	$2.19	$3.25	$2.82
Diluted net income per common share	$2.18	$3.25	$2.82
Dividends declared per share	$1.20	$1.18	$1.10
The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net income	$96,953	$116,433	$100,864
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	32,950	14,429	(9,925)
Related income tax expense/ (benefit)	(8,428)	(3,742)	2,600
Net investment gains reclassified into earnings	(467)	(77)	(190)
Related income tax expense	120	20	50
Net effect on other comprehensive income/ (loss)	24,175	10,630	(7,465)

Defined benefit pension plan:
Net change of unrealized (gain)/ loss	(1,542)	1,175	135
Related income tax expense/ (benefit)	404	(383)	(90)
Net effect on other comprehensive income/ (loss)	(1,138)	792	45
Total other comprehensive income/ (loss)	23,037	11,422	(7,420)
Comprehensive income	$119,990	$127,855	$93,444

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

` (Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity
Balances at January 1, 2018	$23,996	$168,188	$378,489	$(6,857)	$563,816
Net income	—	—	100,864	—	100,864
Other comprehensive loss, net of tax	—	—	—	(7,420)	(7,420)
Total other comprehensive income					93,444
Common stock dividends $1.10 per share	—	—	(39,277)	—	(39,277)
Stock compensation expense	—	2,645	—	—	2,645
Common stock issued pursuant to:
Acquisition of WashingtonFirst Bankshares Inc. - 11,446,197 shares	11,446	435,194	—	—	446,640
Stock option plan - 20,888 shares	21	420	—	—	441
Employee stock purchase plan - 28,996 shares	29	925	—	—	954
Restricted stock vesting, net of tax withholding - 38,360 shares	39	(799)	—	—	(760)
Reclassification of tax effects from other comprehensive income/ (loss)	—	—	1,477	(1,477)	—
Balances at December 31, 2018	35,531	606,573	441,553	(15,754)	1,067,903
Net income	—	—	116,433	—	116,433
Other comprehensive income, net of tax	—	—	—	11,422	11,422
Total other comprehensive income					127,855
Common stock dividends $1.18 per share	—	—	(42,272)	—	(42,272)
Stock compensation expense	—	3,042	—	—	3,042
Common stock issued pursuant to:
Stock option plan - 15,080 shares	15	319	—	—	334
Directors stock purchase plan - 867 shares	1	29	—	—	30
Employee stock purchase plan - 37,091 shares	37	1,032	—	—	1,069
Restricted stock vesting, net of tax withholding - 54,789 shares	54	(757)	—	—	(703)
Repurchase of common stock - 668,191 shares	(668)	(23,616)	—	—	(24,284)
Balances at December 31, 2019	34,970	586,622	515,714	(4,332)	1,132,974
Net income	—	—	96,953	—	96,953
Other comprehensive income, net of tax	—	—	—	23,037	23,037
Total other comprehensive income					119,990
Common stock dividends $1.20 per share	—	—	(53,175)	—	(53,175)
Stock compensation expense	—	3,850	—	—	3,850
Common stock issued pursuant to:
Revere Bank acquisition - 12,768,949 shares	12,769	276,320	—	—	289,089
Stock option plan - 26,063 shares	27	289	—	—	316
Conversion of Revere stock options	—	3,611	—	—	3,611
Employee stock purchase plan - 65,337 shares	65	1,616	—	—	1,681
Restricted stock vesting, net of tax withholding - 46,386 shares	46	(504)	—	—	(458)
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	(2,221)	—	(2,221)
Repurchase of common stock - 820,328 shares	(820)	(24,882)	—	—	(25,702)
Balances at December 31, 2020	$47,057	$846,922	$557,271	$18,705	$1,469,955

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Operating activities:
Net income	$96,953	$116,433	$100,864
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,873	13,398	12,516
Provision for credit losses	85,669	4,684	9,023
Share based compensation expense	3,850	3,042	2,645
Deferred income tax / (benefit)	(29,568)	1,719	5,655
Origination of loans held for sale	(1,576,865)	(887,216)	(416,337)
Proceeds from sales of loans held for sale	1,585,690	869,294	441,023
Gains on sales of loans held for sale	(33,418)	(13,006)	(11,699)
Losses on sale of other real estate owned	32	173	200
Investment securities gains	(467)	(77)	(190)
Loss on sales of premises and equipment	—	269	—
Tax benefit/ (expense) associated with share based compensation	(133)	92	299
Net (increase)/ decrease in accrued interest receivable	(15,499)	1,327	(2,622)
Net (increase)/ decrease other assets	1,500	(3,664)	5,020
Net increase/ (decrease) accrued expenses and other liabilities	1,704	(5,804)	(2,721)
Other, net	2,660	(721)	3,970
Net cash provided by operating activities	141,981	99,943	147,646
Investing activities:
Sales/ (purchases) of equity securities	(3,553)	21,586	(8,784)
Purchases of investments available-for-sale	(633,741)	(326,604)	(161,349)
Proceeds from sales of investment available-for-sale	121,357	2,926	117,354
Proceeds from maturities, calls and principal payments of investments available-for-sale	441,672	199,652	106,114
Net increase in loans	(1,174,467)	(134,012)	(641,521)
Proceeds from the sales of other real estate owned	60	324	1,151
Proceeds from sale of loans held for investment	—	—	59,945
Cash acquired in the acquisition of business activity of WashingtonFirst, net of cash paid	—	—	32,487
Cash paid for the acquisition of business activity of RPJ, net of cash acquired	(26,925)	—	—
Cash acquired in the acquisition of business activity of Revere Bank, net of cash paid	80,442	—	—
Expenditures for premises and equipment	(5,041)	(5,148)	(10,401)
Net cash used in investing activities	(1,200,196)	(241,276)	(505,004)
Financing activities:
Net increase in deposits	1,270,328	525,439	340,376
Net increase/ (decrease) in in retail repurchase agreements and federal funds purchased	329,552	(113,824)	201,184
Proceeds from advances from borrowings	400,000	2,298,000	5,477,000
Repayment of advances from borrowings	(703,117)	(2,457,834)	(5,633,579)
Retirement of subordinated debt	(10,310)	—	—
Proceeds from issuance of common stock	1,997	1,433	1,395
Stock tendered for payment of withholding taxes	(458)	(703)	(760)
Repurchase of Common Stock	(25,702)	(24,284)	—
Dividends paid	(53,175)	(42,272)	(39,277)
Net cash provided by financing activities	1,209,115	185,955	346,339
Net increase/ (decrease) in cash and cash equivalents	150,900	44,622	(11,019)
Cash and cash equivalents at beginning of year	146,103	101,481	112,500
Cash and cash equivalents at end of year	$297,003	$146,103	$101,481

Supplemental Disclosures:
Interest payments	$62,637	$84,448	$60,504
Income tax payments, net of refunds of $3,755 in 2020	56,430	33,795	25,664
Transfers from loans to residential mortgage loans held for sale	—	—	60,043
Transfers from loans to other real estate owned	70	414	289

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Sandy Spring Bancorp, Inc. ("Sandy Spring" or, together with its subsidiaries, the "Company"), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”), which conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending credit to buy real estate or equipment, consumer and commercial loans and lines of credit, general insurance, personal trust, and investment and wealth management services. The Company operates in central Maryland, Northern Virginia, and the greater Washington D.C. market. The Company offers investment and wealth management services through the Bank’s subsidiaries, West Financial Services ("West Financial") and Rembert Pendleton Jackson ("RPJ"). Insurance products are available to clients through Sandy Spring Insurance Corporation ("Sandy Spring Insurance"), and Neff & Associates, which are agencies of Sandy Spring Insurance.

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sandy Spring Bank and its subsidiaries, Sandy Spring Insurance, West Financial and RPJ. Consolidation has resulted in the elimination of all significant intercompany accounts and transactions. See Note 25 for more information on the Company's segments and consolidation.

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, in addition to affecting the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for credit losses and the related allowance, potential impairment of goodwill or other intangible assets, valuation of investment securities and the determination of whether available-for-sale debt securities with fair values less than amortized costs are impaired and require an allowance for credit losses, valuation of other real estate owned ("OREO"), valuation of share based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, the calculation of current and deferred income taxes, and the actuarial projections related to pension expense and the related liability.

Assets Under Management
Assets held for others under fiduciary and agency relationships are not assets of the Company or its subsidiaries and are not included in the accompanying Consolidated Statements of Condition. Trust department income and investment management fees are presented on an accrual basis.

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

Investments Available-for-Sale
Debt securities not classified as held to maturity or trading are classified as securities available-for-sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk or other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income/ (loss), a separate component of stockholders' equity. The carrying values of securities available-for-sale are adjusted for premium amortization and discount accretion. Premium is amortized to the earliest call date and discount accreted to the maturity date using the effective interest method. Realized gains and losses on security sales or maturities, using the specific identification method, are included as a separate component of non-interest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available-for-sale securities below their amortized cost due to credit-related factors are recognized as an allowance for credit losses. Credit-related factors affecting the determination of whether impairment has occurred include a downgrading of the security below investment grade by a rating agency or due to potential default, a significant deterioration in the financial condition of the issuer, increase in entity-specific credit spreads. Additionally, on any available-for-sale securities with unrealized losses, the Company evaluates its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Equity Securities
Equity securities include Federal Reserve Bank stock, Federal Home Loan Bank of Atlanta ("FHLB") stock and other equities that are considered restricted as to marketability and recorded at cost. As these securities do not have readily available market values, they are carried at cost and adjusted for any necessary impairments each reporting period.

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

The Company has provided short-term deferrals of loan principal and/or interest payments up to 180 days for customers who are affected by the COVID-19 pandemic. Customers receiving payment deferrals must meet certain criteria, such as being in good standing and not more than 30 days past due prior to the pandemic. In most cases, the deferred principal and/or interest amounts will be collected at the end of the life of the loan and will not accrue additional interest. The granting of a deferral of principal and/or interest under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted on March 27, 2020, and based on interagency guidelines, does not subject the loan to the past due, non-accrual, or troubled debt restructurings (“TDR”) policies described below. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it was determined upon entry into the program. The following discussions of past due, non-accrual and TDR policies remain valid for situations not covered by the CARES Act.

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

Allowance for Loan Losses (in accordance with ASC 450 and ASC 310)
The allowance for loan losses (“allowance” or “ALL”) is an accounting standard applicable for periods ending December 31, 2019 and earlier and was replaced by the allowance for credit losses standard discussed below. The allowance under this standard represents an amount which, in management's judgment, is appropriate to absorb the probable estimate of losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio. The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision or credit for loan losses, which is recorded as a current period operating expense. The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred and the amount of the loss can be reasonably estimated.

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

The general component is based upon historical loss experience by each portfolio segment measured, over the prior eight quarters weighted equally. The historical loss experience is supplemented to address various risk characteristics of the Company’s loan portfolio including:
•trends in delinquencies and other non-performing loans;
•changes in the risk profile related to large loans in the portfolio;
•changes in the categories of loans comprising the loan portfolio;
•concentrations of loans to specific industry segments;
•changes in economic conditions on both a local and national level;
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

Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific allowance on an impaired credit is warranted. For the particular loan that may have potential impairment, an appraisal will be ordered depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation. The Company typically relies on current (12 months old or less) third party appraisals of the collateral to assist in measuring impairment. In the cases in which the Company does not rely on a third party appraisal, an internal evaluation is prepared by an approved credit officer. A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the appropriateness of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific allowance or a charge-off should be taken. When losses are confirmed, a charge-off is taken that is at least in the amount of the collateral deficiency as determined by the independent third party appraisal. Any further collateral deterioration results in either further specific reserves being established or additional charge-offs. The Chief Credit Officer has the authority to approve a specific allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process.

The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:
•the borrower’s overall financial condition;
•resources and payment record;
•demonstrated or documented support available from financial guarantors; and
•the appropriateness of collateral value and the ultimate realization of that value at liquidation.

Allowance for Credit Losses (in accordance with ASC 326)
The allowance for credit losses (“allowance” or “ACL”) represents an amount which, in management's judgment, represents the lifetime expected credit losses that may be sustained on outstanding loans at the statement of condition date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The allowance is measured and recorded upon the initial recognition of a financial asset. The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period expense.

Determination of the appropriateness of the allowance is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the allowance is reviewed periodically by the Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates; (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administrations, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations; and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or when the Company determines that foreclosure is probable. The Company excludes accrued interest from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income as loans are moved to non-accrual status.

Loans are pooled into segments based on the similar risk characteristics of the underlying borrowers, in addition to consideration of collateral type, industry and business purpose of the loans. Portfolio segments used to estimate the allowance are the same as portfolio segments used for general credit risk management purposes. Refer to Note 5 for more details on the Company’s portfolio segments.

The Company applies two calculation methodologies to estimate the collective quantified component of the allowance: discounted cash flows method and weighted average remaining life method. Allowance estimates on commercial acquisition, development and construction (“AD&C”) and residential construction segments are based on the weighted average remaining life method. Allowance estimates on all other portfolio segments are based on the discounted cash flows method. Segments utilizing the discounted cash flows method are further sub-segmented into risk level pools, determined either by risk rating for commercial loans or Beacon Scores ranges for residential and consumer loans. To better manage risk and reasonably determine the sufficiency of reserves, this segregation allows the Company to monitor the allowance component applicable to higher risk loans separate from the remainder of the portfolio. Collective calculation methodologies utilize the Company’s historical default and loss experience adjusted for economic forecasts. The reasonable and supportable forecast period represents a two-year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include: unemployment rate, house price index and number of business bankruptcies. Contractual loan level cash flows within the discounted cash flows methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determines that a foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When a repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When the repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the collateral’s appraised value, less estimated costs to sell. Third-party appraisals used in the individual reserve assessment are conducted at least annually, or more frequently if deemed necessary, with underlying assumptions that are reviewed by management. Internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s remaining life. The Company may receive updated appraisals which contradict the preliminary determination of fair value used to establish an individual allowance on a loan. In these instances the individual allowance is adjusted to reflect the Company’s evaluation of the updated appraised fair value. In the event a loss was previously confirmed and the loan was charged down to the estimated fair value based on a previous appraisal, the balance of partially charged-off loans are not subsequently increased, but could be further decreased depending on the direction of the change in fair value. Payments on fully or partially charged-off loans are accounted for under the cost-recovery method. Under this method, all payments received are applied on a cash basis to reduce the entire outstanding principal balance, then to recognize a recovery of all previously charged-off amounts before any interest income may be recognized. Based on the individual reserve assessment, if the Company determines that the fair value of the collateral is less than the amortized cost basis of the loan, an individual allowance will be established measured as the difference between the fair value of the collateral (less costs to sell) and the amortized cost basis of the loan. Once a loss has been confirmed, the loan is charged down to its estimated fair value.

Large groups of smaller non-accrual homogeneous loans, including residential permanent and construction mortgages and consumer installment loans, are not individually evaluated for allowance. These portfolios are reserved for on a collective basis using historical loss rates of similar loans over the weighted average life of each pool.

The Company reviews its unfunded commitments to determine if they are unconditionally cancellable by the Company. If the unfunded commitment is determined to not be unconditionally cancellable by the Company, a reserve for unfunded commitments is established. An estimate of the reserve for unfunded commitments considers both the likelihood that the funding will occur and an estimate of expected credit losses over the life of the commitment.

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

Loans Acquired with Deteriorated Credit Quality (in accordance with ASC 310-30)
Acquired loans with evidence of credit deterioration since their origination, commonly referred to as purchased credit impaired ("PCI") loans, are recorded at their initial fair values as of the date of the acquisition. The accounting standard for PCI loans was applicable for periods ending December 31, 2019 and earlier and was replaced with the accounting standard for purchase credit deteriorated loans as discussed below. Credit deterioration is determined based on the probability of collection of all contractually required principal and interest payments. The historical allowance for loan losses related to the acquired loans is not carried over to the Company’s financial statements. The determination of credit quality deterioration as of the purchase date may include parameters such as past due and non-accrual status, commercial risk ratings, cash flow projections, type of loan and collateral, collateral value and recent loan-to-value ratios or appraised values. For loans acquired with evidence of credit deterioration, the Company determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (non-accretable difference). The remaining amount, representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans, is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the purchase date, increases in expected cash flows over those expected at the purchase date are recognized prospectively as interest income over the remaining life of the loan as an adjustment to the accretable yield. The present value of any decreases in expected cash flows after the purchase date is recognized as an impairment through addition to the valuation allowance.

Acquired Loans (in accordance with ASC 326)
Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value. The allowance for credit losses related to the acquired loan portfolio is not carried over. Acquired loans are classified into two categories based on the credit risk characteristics of the underlying borrowers as either purchased credit deteriorated (“PCD”) loans, or loans with no evidence of credit deterioration (“non-PCD”).

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

Determining the fair value of the acquired loans involves estimating the principal and interest payment cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition date fair value including the remaining life, interest rate profile, market interest rate environment, payment schedules, risk ratings, probability of default and loss given default, and estimated prepayment rates. For PCD loans, the non-credit discount or premium is allocated to individual loans as determined by the difference between the loan’s unpaid principal balance and amortized cost basis. The non-credit premium or discount is recognized into interest income on a level yield basis over the remaining expected life of the loan. For non-PCD loans, the fair value discount or premium is allocated to individual loans and recognized into interest income on a level yield basis over the remaining expected life of the loan.

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

Leases
The Company determines if an arrangement is a lease at the contract's inception. All of the Company’s leases are currently classified as operating leases and the related right-of-use ("ROU") asset and lease liability are included in other assets and other liabilities, respectively, in the Company’s Consolidated Statements of Condition.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the expected future lease payments over the remaining lease term. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating ROU assets are adjusted for any lease payments made at or before the lease commencement date, initial direct costs, any lease incentives received and, for acquired leases, any favorable or unfavorable fair value adjustments. The present value of the lease liability may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options provided in the lease terms. Lease expense is recognized on a straight-line basis over the expected lease term. Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of the reporting unit’s net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Any impairment would be realized through a reduction of goodwill or the intangible and an offsetting charge to non-interest expense. The Company performs an annual impairment test of goodwill as of September 30 of each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, adverse action by a regulator or a loss of key personnel. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity. The Company concluded that its annual impairment test of goodwill, and other intangible assets, did not result in an impairment. Additionally, the Company determined that there were no triggering events and as a result no evidence of impairment between the annual impairment test and December 31, 2020.

Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company assesses qualitative factors on a quarterly basis. Based on the assessment of these qualitative factors, if it is determined that it is more likely than not that the fair value of a reporting unit is not less than the carrying value, then performing the impairment process is not necessary. However, if it is determined that it is more likely than not that the carrying value exceeds the fair value a quantified analysis is required to determine whether an impairment exists.

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

Derivative Financial Instruments
Derivative Loan Commitments
Mortgage loan commitments are derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Derivative loan commitments are recognized at fair value in the Consolidated Statements of Condition in other assets or other liabilities with changes in their fair values recorded as a component of mortgage banking activities in the Consolidated Statements of Income.

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

Forward Loan Sale Commitments
Loan sales agreements are evaluated to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, best efforts contracts also meet the definition of derivative instruments after the loan to the borrower has closed. Accordingly, forward loan sale commitments that economically hedge the closed loan inventory are recognized at fair value in the Consolidated Statements of Condition in other assets or other liabilities with changes in their fair values recorded as a component of mortgage banking activities in the Consolidated Statements of Income. The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

Interest Rate Swap Agreements
The Company enters into interest rate swaps (“swaps”) with commercial loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in exact offsetting terms to swaps that the Company enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities in the Consolidated Statements of Condition. The Company's swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income in the Consolidated Statements of Income. Further discussion of the Company's financial derivatives is set forth in Note 19.

Off-Balance Sheet Credit Risk
The Company issues financial or standby letters of credit that represent conditional commitments to fund transactions by the Company, typically to guarantee performance of a customer to a third-party related to borrowing arrangements. The credit risk associated with issuing letters of credit is essentially the same as occurs when extending loan facilities to borrowers. The Company monitors the exposure to the letters of credit as part of its credit review process. Extensions of letters of credit, if any, would become part of the loan balance outstanding and would be evaluated in accordance with the Company’s credit policies. Potential exposure to loss for unfunded letters of credit if deemed necessary would be recorded in other liabilities in the Consolidated Statements of Condition.

In the ordinary course of business the Company originates and sells whole loans to a variety of investors. Mortgage loans sold are subject to representations and warranties made to the third-party purchasers regarding certain attributes. Subsequent to the sale, if a material underwriting deficiency or documentation defect is determined, the Company may be obligated to repurchase the mortgage loan or reimburse the investor for losses incurred if the deficiency or defect cannot be rectified within a specific period subsequent to discovery. The Company monitors the activity regarding the requirement to repurchase loans and the associated losses incurred. This information is applied to determine an estimated recourse reserve that is recorded in other liabilities in the Consolidated Statements of Condition.

Valuation of Long-Lived Assets
The Company reviews long-lived assets, including leases, and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the cost or the fair value, less costs to sell.

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

Advertising Costs
Advertising costs are expensed as incurred and included as marketing expense in non-interest expenses in the Consolidated Statements of Income.

Net Income per Common Share
The Company calculates earnings per common share under the two class method, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the dual class method. The Company has determined that its outstanding non-vested restricted stock awards are participating securities.

Under the dual class method, basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period, which excludes outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of incremental stock options and restricted stock.

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

The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expense in the Consolidated Statements of Income.

Adopted Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, in March 2017. This guidance is intended to eliminate the current diversity in practice with respect to the amortization period for certain purchased callable debt securities held at a premium. Under previous GAAP, entities generally amortized the premium as an adjustment of yield over the contractual life. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The amendments in this update shorten the amortization period for such callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. This guidance was effective for a public business entity that is a U.S. Securities and Exchange Commission ("SEC") filer for its fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard during the current year and there was not a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, in January 2017. The objective of this guidance is to simplify an entity’s required test for impairment of goodwill by eliminating Step 2 from the goodwill impairment test. In Step 2 an entity measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill, an entity had to determine the fair value at the impairment date of its assets and liabilities, including any unrecognized assets and liabilities, following a procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this Update, an entity should perform its annual or quarterly goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and record an impairment charge for the excess of the carrying amount over the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit and the entity must consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance was effective for a public business entity that is an SEC filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this standard during the current year and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued ASU No. 2016-13, Current Expected Credit Losses, in June 2016. This guidance changes the impairment model for most financial assets measured at amortized cost and certain other instruments. Entities who have adopted are now required to use an expected loss model, replacing the incurred loss model that was previously in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This will result in earlier recognition of loss allowances in most instances. Credit losses related to available-for-sale debt securities (regardless of whether the impairment is considered to be other-than-temporary) will be measured in a manner similar to the present, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities. With respect to trade and other receivables, loans, held to maturity debt securities, net investments in leases and off-balance sheet credit exposures, the guidance requires that an entity estimate its lifetime expected credit loss and record an allowance resulting in the net amount expected to be collected to be reflected as the financial asset. Entities will also be required to provide more disclosures, including information used to track credit quality by year of origination for most financing receivables. This guidance was effective for public business entities for the first interim or annual period beginning after December 15, 2019.

The Company completed implementation of the guidance and adopted it in the first quarter of 2020. As a part of the implementation, the Company reconciled historical loan data, determined segmentation of the loan portfolio for application of the CECL calculation, determined the key assumptions, selected calculation methods, and established an internal controls framework. The Company also used the services of an independent third party advisor to validate the conceptual soundness of the methodology framework and of the

CECL model. At the adoption date, exclusive of the reclassification of $2.8 million to the allowance for credit losses of amounts related to the previously acquired impaired loans, the after tax impact to retained earnings at the adoption date was $2.2 million based on the expected performance of the economy at the adoption date.

Pending Accounting Pronouncements
In March 2020, FASB released ASU 2020-04 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of the London Interbank Offered Rate ("LIBOR") likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022. The Company has established a cross-functional working group to guide the Company’s transition from LIBOR and has begun efforts to transition to alternative rates consistent with industry timelines. The Company has identified its products that utilize LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates. The Company is evaluating existing platforms and systems and preparing to offer new rates.

In December 2019, FASB released ASU 2019-12 - Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing multiple exceptions to the general principals in Topic 740. The standard is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2 – ACQUISITION OF REVERE BANK
On April 1, 2020 (“Acquisition Date”), the Company completed the acquisition of Revere Bank (“Revere”), a Maryland chartered commercial bank, in accordance with the definitive agreement that was entered into on September 23, 2019 by and among the Company, the Bank and Revere. In connection with the completion of the merger, former Revere shareholders received 1.05 shares of Sandy Spring common stock for each share of Revere common stock they held. Based on the $22.64 per share closing price of Sandy Spring common stock on March 31, 2020, and including the fair value of options converted or cashed-out, the total transaction value was approximately $293.0 million. Upon completion of the acquisition, Sandy Spring shareholders owned approximately 74 percent of the combined company, and former Revere shareholders owned approximately 26 percent.

As of March 31, 2020, Revere, headquartered in Rockville, MD, had more than $2.8 billion in assets and operated 11 full-service community banking offices throughout the Washington D.C. metropolitan region.

The acquisition of Revere was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The provisional amount of goodwill recognized as of the Acquisition Date was approximately $0.8 million. After immaterial adjustments recorded during the fourth quarter of 2020, the provisional amount of goodwill recognized as of December 31, 2020 was $0.5 million. The Company will continue to keep the measurement of goodwill open for any additional adjustments to the fair value of certain accounts, for example loans, that may arise during the Company's final review procedures of any updated information. If considered necessary, any subsequent adjustments to the fair values of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the Acquisition Date. The goodwill is not expected to be deductible for tax purposes.

As a result of the integration of the operations of Revere, it is not practicable to determine revenue or net income included in the Company’s consolidated operating results relating to Revere since the date of acquisition, as Revere’s results cannot be separately identified. Comparative pro-forma financial statements for the prior year period were not presented, as adjustments to those statements would not be indicative of what would have occurred had the acquisition taken place on January 1, 2019. In particular, adjustments that would have been necessary to be made to record the loans at fair value, the provision of credit losses or the core deposit intangible would not be practicable to estimate.

The consideration paid for Revere’s common equity and outstanding stock options and the provisional fair values of acquired identifiable assets and assumed identifiable liabilities as of December 31, 2020 were as follows:

(Dollars in thousands, except per share data)	December 31, 2020
Purchase price:
Fair value of common shares issued (12,768,949 shares) based on Sandy Spring's share price of $22.64	$289,089
Fair value of Revere stock options converted to Sandy Spring stock options	3,611
Cash paid for cashed-out Revere stock options	291
Cash for fractional shares	11
Total purchase price	$293,002

Identifiable assets:
Cash and cash equivalents	$80,744
Investments available-for-sale	180,752
Loans	2,502,244
Premises and equipment	3,443
Accrued interest receivable	7,651
Core deposit intangible asset	18,360
Other assets	53,162
Total identifiable assets	$2,846,356

Identifiable liabilities:
Deposits	$2,322,422
Borrowings	205,514
Other liabilities	25,933
Total identifiable liabilities	$2,553,869

Provisional fair value of net assets acquired including identifiable intangible assets	292,487
Provisional resulting goodwill	$515

NOTE 3 – CASH AND DUE FROM BANKS
The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2020 was $236.3 million and in 2019 was $105.3 million.

NOTE 4 – INVESTMENTS
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale at December 31 are presented in the following table:

	2020				2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasuries and government agencies	$42,750	$549	$(2)	$43,297	$260,294	$887	$(2,686)	$258,495
State and municipal	377,108	13,470	(211)	390,367	229,309	4,377	(37)	233,649
Mortgage-backed and asset-backed	881,201	24,078	(847)	904,432	568,373	3,268	(882)	570,759
Corporate debt	9,100	825	—	9,925	9,100	452	—	9,552
Trust preferred	—	—	—	—	310	—	—	310
Total debt securities	1,310,159	38,922	(1,060)	1,348,021	1,067,386	8,984	(3,605)	1,072,765
Marketable equity securities	—	—	—	—	568	—	—	568
Total investments available-for-sale	$1,310,159	$38,922	$(1,060)	$1,348,021	$1,067,954	$8,984	$(3,605)	$1,073,333

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at December 31, 2020 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2020. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not that it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

The mortgage-backed and asset-backed portfolio at December 31, 2020 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($318.6 million), GNMA, FNMA or FHLMC mortgage-backed securities ($520.1 million) and SBA asset-backed securities ($65.7 million).

Gross unrealized losses and fair values by length of time that individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following tables:

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	2	$25,369	$2	$—	$—	$25,369	$2
State and municipal	8	22,753	211	—	—	22,753	211
Mortgage-backed and asset-backed	24	44,746	154	76,879	693	121,625	847
Total	34	$92,868	$367	$76,879	$693	$169,747	$1,060

	December 31, 2019
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	12	$133,221	$2,211	$17,911	$475	$151,132	$2,686
State and municipal	3	7,227	37	—	—	7,227	37
Mortgage-backed and asset-backed	35	107,917	508	76,867	374	184,784	882
Total	50	$248,365	$2,756	$94,778	$849	$343,143	$3,605

The Company has allocated mortgage-backed and asset-backed securities into the four maturity groupings reflected in the following table using the expected average life of the individual securities based on statistics provided by independent third-party industry sources. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

The estimated fair values and amortized costs of debt securities available-for-sale by contractual maturity at December 31 are provided in the following table:

	December 31, 2020		December 31, 2019
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. treasuries and government agencies:
One year or less	$33,963	$33,833	$69,799	$69,330
One to five years	9,334	8,917	96,709	96,507
Five to ten years	—	—	—	—
After ten years	—	—	91,987	94,457
State and municipal:
One year or less	16,581	16,458	33,311	33,054
One to five years	44,910	43,857	76,723	75,432
Five to ten years	59,059	56,130	75,820	73,741
After ten years	269,817	260,663	47,795	47,082
Mortgage-backed and asset-backed:
One year or less	1	1	852	822
One to five years	21,637	21,229	7,125	6,969
Five to ten years	74,142	72,481	55,226	54,799
After ten years	808,652	787,490	507,556	505,783
Corporate debt:
One year or less	—	—	—	—
One to five years	2,318	2,100	—	—
Five to ten years	7,607	7,000	9,552	9,100
After ten years	—	—	—	—
Trust preferred:
One year or less	—	—	—	—
One to five years	—	—	—	—
Five to ten years	—	—	—	—
After ten years	—	—	310	310
Total available-for-sale debt securities	$1,348,021	$1,310,159	$1,072,765	$1,067,386

At December 31, 2020 and 2019, investments available-for-sale with a book value of $465.7 million and $424.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. government agency securities, exceeded ten percent of stockholders' equity at December 31, 2020 and 2019.

Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	2020	2019
Federal Reserve Bank stock	$38,650	$22,559
Federal Home Loan Bank of Atlanta stock	26,433	29,244
Other equity securities	677	—
Total equity securities	$65,760	$51,803

Investment securities gains
Gross realized gains and losses on all investments for the years ended December 31 are presented in the following table:

(In thousands)	2020	2019	2018
Gross realized gains from sales of investments available-for-sale	$1,297	$14	$2,519
Gross realized losses from sales of investments available-for-sale	(1,068)	(2)	(2,343)
Net gains from calls of investments available-for-sale	238	65	14
Net investment securities gains	$467	$77	$190

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

Outstanding loan balances at December 31, 2020 and 2019 are net of unearned income, including net deferred loan fees of $24.5 million and $1.8 million, respectively. Net deferred loan fees at December 31, 2020, included $21.2 million in net fees related to the loans originated under the Paycheck Protection Program (“PPP”).

The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2020	2019
Commercial real estate:
Commercial investor real estate	$3,634,720	$2,169,156
Commercial owner-occupied real estate	1,642,216	1,288,677
Commercial AD&C	1,050,973	684,010
Commercial business	2,267,548	801,019
Total commercial loans	8,595,457	4,942,862
Residential real estate:
Residential mortgage	1,105,179	1,149,327
Residential construction	182,619	146,279
Consumer	517,254	466,764
Total residential and consumer loans	1,805,052	1,762,370
Total loans	$10,400,509	$6,705,232

The fair value of the financial assets acquired in the Revere acquisition included loans receivable with a gross amortized cost basis of $2.5 billion. Of the loans acquired, the Company identified $974.8 million of loans that were classified as PCD. An initial allowance for credit losses of $18.6 million was recorded through a gross-up adjustment to fair values of PCD loans. A fair value premium related to other factors totaled $4.5 million and will amortize to interest income over the remaining life of each loan. Total fair value of PCD loans as of the Acquisition Date was $960.7 million. Of the PCD loans, $11.3 million were non-accruing at the time of acquisition. As of December 31, 2020, the Revere PCD loans had a fair value of $911.4 million, with a remaining unamortized fair value premium of $4.0 million. Refer to Note 1 for more details on factors considered in the PCD assessment.

At the Acquisition Date, non-PCD loans totaled $1.5 billion and had a net fair value premium of $2.1 million, which will amortize to interest income over the remaining life of each loan. As of December 31, 2020, the Revere non-PCD loans had a fair value of $1.3 billion with a remaining unamortized fair value premium of $1.4 million. See Note 1 for more information on the Company’s accounting policy for acquired loans and Note 2 for more information on the Revere acquisition.

Portfolio Segments
The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. These segments are:
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
•Commercial owner-occupied real estate loans - Commercial owner-occupied real estate loans consist of commercial mortgage loans secured by owner-occupied properties where an established banking relationship exists and involves a variety of property types to conduct the borrower’s operations. The decision to extend a loan is based upon the borrower’s financial health and the ability of the borrower and the business to repay. The primary source of repayment for this type of loan is the cash flow from the operations of the business.
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

Loans to Related Parties
Certain directors and executive officers have loan transactions with the Company. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during the periods indicated:

(In thousands)	2020	2019	2018
Balance at January 1	$51,367	$54,208	$36,712
Additions	46,846	4,737	21,871
Repayments	(2,208)	(7,578)	(4,375)
Balance at December 31	$96,005	$51,367	$54,208

NOTE 6 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
The Company completed the implementation of the CECL standard during the first quarter of 2020. The new guidance requires additional disclosures and introduces certain changes to definitions previously used under allowance for credit losses guidance. Accordingly, the following sections present separate disclosures compliant with the new and the legacy disclosure requirements. See Note 1 for more details on the accounting policy for credit losses and on the implementation of the new accounting standard.

Summary information on the allowance for credit loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2020	2019	2018
Balance at beginning of year	$56,132	$53,486	$45,257
Initial allowance on PCD loans at adoption of ASC 326	2,762	—	—
Transition impact of adopting ASC 326	2,983	—	—
Initial allowance on Revere PCD loans	18,628	—	—
Provision for credit losses	85,669	4,684	9,023
Loan charge-offs	(1,819)	(2,668)	(1,416)
Loan recoveries	1,012	630	622
Net charge-offs	(807)	(2,038)	(794)
Balance at period end	$165,367	$56,132	$53,486

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	2020	2019
Collateral dependent loans individually evaluated for credit loss with an allowance	$20,717	$15,333
Collateral dependent loans individually evaluated for credit loss without an allowance	77,001	9,440
Total individually evaluated collateral dependent loans	$97,718	$24,773

Allowance for credit losses related to loans evaluated individually	$11,405	$5,501
Allowance for credit losses related to loans evaluated collectively	153,962	50,631
Total allowance for credit losses	$165,367	$56,132

The below section presents allowance for credit losses disclosures in line with the new CECL disclosure requirements.

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the years ended December 31:

	2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance as of December 31, 2019	$18,407	$6,884	$7,590	$11,395	$8,803	$967	$2,086	$56,132
Initial allowance on PCD loans at adoption of ASC 326	1,114	—	—	1,549	—	—	99	2,762
Transition impact of adopting ASC 326	(3,125)	387	2,576	2,988	(388)	(275)	820	2,983
Initial allowance on Revere PCD loans	7,973	2,782	1,248	6,289	243	6	87	18,628
Provision	33,431	10,008	10,743	24,374	3,016	798	3,299	85,669
Charge-offs	(411)	—	—	(491)	(484)	—	(433)	(1,819)
Recoveries	15	—	—	702	105	6	184	1,012
Net (charge-offs)/ recoveries	(396)	—	—	211	(379)	6	(249)	(807)
Balance at end of period	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367

Total loans	$3,634,720	$1,642,216	$1,050,973	$2,267,548	$1,105,179	$182,619	$517,254	$10,400,509
Allowance for credit losses to total loans ratio	1.58%	1.22%	2.11%	2.06%	1.02%	0.82%	1.19%	1.59%

Balance of loans individually evaluated for credit loss	$45,227	$11,561	$15,044	$23,648	$1,874	$—	$364	$97,718
Allowance related to loans evaluated individually	$1,273	$—	$603	$9,529	$—	$—	$—	$11,405
Individual allowance to loans evaluated individually ratio	2.81%	—%	4.01%	40.30%	—%	—%	—%	11.67%

Balance of loans collectively evaluated for credit loss	$3,589,493	$1,630,655	$1,035,929	$2,243,900	$1,103,305	$182,619	$516,890	$10,302,791
Allowance related to loans evaluated collectively	$56,131	$20,061	$21,554	$37,277	$11,295	$1,502	$6,142	$153,962
Collective allowance to loans evaluated collectively ratio	1.56%	1.23%	2.08%	1.66%	1.02%	0.82%	1.19%	1.49%

The following table presents collateral dependent loans individually evaluated for credit losses with the associated allowances for credit losses by the applicable portfolio segment:

	2020
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Loans individually evaluated for credit losses with an allowance:
Non-accruing	$4,913	$—	$1,328	$11,178	$—	$—	$—	$17,419
Restructured accruing	—	—	—	589	—	—	—	589
Restructured non-accruing	699	—	—	2,010	—	—	—	2,709
Balance	$5,612	$—	$1,328	$13,777	$—	$—	$—	$20,717

Allowance	$1,273	$—	$603	$9,529	$—	$—	$—	$11,405

Loans individually evaluated for credit losses without an allowance:
Non-accruing	$39,615	$9,315	$13,716	$9,118	$—	$—	$—	$71,764
Restructured accruing	—	—	—	126	1,602	—	—	1,728
Restructured non-accruing	—	2,246	—	627	272	—	364	3,509
Balance	$39,615	$11,561	$13,716	$9,871	$1,874	$—	$364	$77,001

Total individually evaluated loans:
Non-accruing	$44,528	$9,315	$15,044	$20,296	$—	$—	$—	$89,183
Restructured accruing	—	—	—	715	1,602	—	—	2,317
Restructured non-accruing	699	2,246	—	2,637	272	—	364	6,218
Balance	$45,227	$11,561	$15,044	$23,648	$1,874	$—	$364	$97,718

Unpaid contractual principal balance	$49,920	$15,309	$16,040	$30,958	$3,225	$—	$364	$115,816

The following table presents average principal balance of total non-accrual loans, contractual interest due and interest income recognized on a cash basis on non-accrual loans for the periods indicated below:

	2020
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Average non-accrual loans for the period	$26,849	$6,605	$4,267	$16,532	$11,634	$—	$6,675	$72,562
Contractual interest income due on non-accrual loans during the period	$6,547	$2,741	$4,505	$2,858	$918	$—	$732	$18,301

There was no interest income recognized on non-accrual loans during the year ended December 31, 2020. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the year ended December 31, 2020, new loans placed on non-accrual status totaled $85.3 million and the related amount of reversed uncollected accrued interest was $2.2 million.

The below section presents historical allowance for credit losses disclosures in line with the legacy disclosure requirements.

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	2019
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of year	$17,603	$6,307	$5,944	$11,377	$8,881	$1,261	$2,113	$53,486
Provision/ (credit)	788	577	1,418	1,164	474	(302)	565	4,684
Charge-offs	—	—	—	(1,195)	(690)	—	(783)	(2,668)
Recoveries	16	—	228	49	138	8	191	630
Net (charge-offs)/ recoveries	16	—	228	(1,146)	(552)	8	(592)	(2,038)
Balance at end of period	$18,407	$6,884	$7,590	$11,395	$8,803	$967	$2,086	$56,132

Total loans	$2,169,156	$1,288,677	$684,010	$801,019	$1,149,327	$146,279	$466,764	$6,705,232
Allowance for loans total loans ratio	0.85%	0.53%	1.11%	1.42%	0.77%	0.66%	0.45%	0.84%

Balance of loans specifically evaluated for impairment	$9,212	$4,148	$829	$8,867	$1,717	$—	$—	$24,773
Allowance for loans specifically evaluated for impairment	$1,529	$23	$132	$3,817	$—	$—	$—	$5,501
Specific allowance to specific loans ratio	16.60%	0.55%	15.92%	43.05%	—%	—%	—%	22.21%

Balance of loans collectively evaluated	$2,150,400	$1,284,529	$683,181	$789,613	$1,147,602	$146,279	$465,771	$6,667,375
Allowance for loans collectively evaluated	$16,878	$6,861	$7,458	$7,578	$8,803	$967	$2,086	$50,631
Collective allowance to collective loans ratio	0.78%	0.53%	1.09%	0.96%	0.77%	0.66%	0.45%	0.76%

Balance of loans acquired with deteriorated credit quality	$9,544	$—	$—	$2,539	$8	$—	$993	$13,084
Allowance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loans acquired with deteriorated credit quality ratio	—%	—%	—%	—%	—%	—%	—%	—%

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the unpaid contractual principal balance of the impaired loans:

	2019
	Commercial Real Estate					Total Recorded Investment in Impaired Loans
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans
Impaired loans with a specific allowance:
Non-accruing	$5,448	$767	$829	$5,608	$—	$12,652
Restructured accruing	—	—	—	266	—	266
Restructured non-accruing	437	122	—	1,856	—	2,415
Balance	$5,885	$889	$829	$7,730	$—	$15,333

Allowance	$1,529	$23	$132	$3,817	$—	$5,501

Impaired loans without a specific allowance:
Non-accruing	$2,552	$1,522	$—	$114	$—	$4,188
Restructured accruing	775	—	—	151	1,444	2,370
Restructured non-accruing	—	1,737	—	872	273	2,882
Balance	$3,327	$3,259	$—	$1,137	$1,717	$9,440

Total impaired loans:
Non-accruing	$8,000	$2,289	$829	$5,722	$—	$16,840
Restructured accruing	775	—	—	417	1,444	2,636
Restructured non-accruing	437	1,859	—	2,728	273	5,297
Balance	$9,212	$4,148	$829	$8,867	$1,717	$24,773

Unpaid principal balance in total impaired loans	$13,805	$6,072	$829	$11,296	$2,618	$34,620

	2019
	Commercial Real Estate					Total Recorded Investment in Impaired Loans
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans
Average impaired loans for the period	$7,565	$4,390	$2,052	$7,781	$1,577	$23,365
Contractual interest income due on impaired loans during the period	$786	$258	$127	$648	$128	$1,947
Interest income on impaired loans recognized on a cash basis	$49	$187	$—	$221	$8	$465
Interest income on impaired loans recognized on an accrual basis	$39	$—	$—	$62	$68	$169

Credit Quality
The following tables provide information on the credit quality of the loan portfolio under the new CECL disclosure requirements for the loan portfolio by segment at December 31 for the years indicated:

	2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$8,437	$4,148	$829	$8,450	$12,661	$—	$4,107	$38,632
PCD loans designated as non-accrual (1)	9,544	—	—	2,539	8	—	993	13,084
Loans placed on non-accrual	37,882	8,572	15,844	17,442	1,485	—	4,061	85,286
Non-accrual balances transferred to OREO	—	—	—	—	(70)	—	—	(70)
Non-accrual balances charged-off	(411)	—	—	(446)	(416)	—	(121)	(1,394)
Net payments or draws	(10,225)	(1,059)	(1,629)	(4,169)	(2,598)	—	(1,521)	(21,201)
Non-accrual loans brought current	—	(100)	—	(883)	(858)	—	(135)	(1,976)
Balance at end of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
(1)Upon the adoption of the CECL standard, the Company transitioned from closed pool level accounting for PCI loans during the first quarter of 2020. Non-accrual loans are determined based on the individual loan level and aggregated for reporting.

	2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$3,571,184	$1,624,265	$1,033,057	$2,238,617	$1,073,963	$182,557	$502,548	$10,226,191
30-59 days	14,046	6,390	29	4,859	16,213	—	5,275	46,812
60-89 days	4,130	—	2,843	263	2,709	62	2,047	12,054
Total performing loans	3,589,360	1,630,655	1,035,929	2,243,739	1,092,885	182,619	509,870	10,285,057
Non-performing loans:
Non-accrual loans	45,227	11,561	15,044	22,933	10,212	—	7,384	112,361
Loans greater than 90 days past due	133	—	—	161	480	—	—	774
Restructured loans	—	—	—	715	1,602	—	—	2,317
Total non-performing loans	45,360	11,561	15,044	23,809	12,294	—	7,384	115,452
Total loans	$3,634,720	$1,642,216	$1,050,973	$2,267,548	$1,105,179	$182,619	$517,254	$10,400,509

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

Special mention - A special mention credit has potential weaknesses that deserve management’s close attention. If uncorrected, such weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention assets are not adversely classified and do not warrant adverse classification.

Substandard - A substandard loan is inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful - A loan that is classified as doubtful has all the weaknesses inherent in a loan classified as substandard with added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.

Loss – Loans classified as a loss are considered uncollectible and of such little value that their continuing to be carried as a loan is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

The following table provides information about credit quality indicators by the year of origination:

	2020
	Term Loans by Origination Year						Revolving
(In thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial Investor R/E:
Pass	$910,426	$763,214	$448,406	$448,698	$469,077	$498,384	$33,531	$3,571,736
Special Mention	11,044	—	4,879	833	269	27	—	17,052
Substandard	589	4,245	13,649	20,619	673	6,157	—	45,932
Doubtful	—	—	—	—	—	—	—	—
Total	$922,059	$767,459	$466,934	$470,150	$470,019	$504,568	$33,531	$3,634,720
Commercial Owner-Occupied R/E:
Pass	$285,310	$385,058	$234,578	$192,634	$204,925	$306,840	$1,664	$1,611,009
Special Mention	2,290	—	3,027	4,742	134	4,079	—	14,272
Substandard	1,610	4,335	2,065	465	219	8,009	—	16,703
Doubtful	—	—	—	—	—	232	—	232
Total	$289,210	$389,393	$239,670	$197,841	$205,278	$319,160	$1,664	$1,642,216
Commercial AD&C:
Pass	$485,631	$261,537	$149,703	$50,192	$89	$2,357	$80,764	$1,030,273
Special Mention	1,711	—	—	—	—	—	—	1,711
Substandard	1,439	891	—	13,816	2,843	—	—	18,989
Doubtful	—	—	—	—	—	—	—	—
Total	$488,781	$262,428	$149,703	$64,008	$2,932	$2,357	$80,764	$1,050,973
Commercial Business:
Pass	$1,244,822	$208,682	$138,861	$86,830	$34,498	$81,760	$433,016	$2,228,469
Special Mention	1,929	1,382	1,119	708	309	621	4,319	10,387
Substandard	2,914	4,564	3,519	1,631	2,745	3,456	1,829	20,658
Doubtful	106	995	849	36	1,284	1,852	2,912	8,034
Total	$1,249,771	$215,623	$144,348	$89,205	$38,836	$87,689	$442,076	$2,267,548
Residential Mortgage:
Beacon score:
660-850	$229,033	$74,054	$138,824	$172,493	$129,701	$251,065	$—	$995,170
600-659	4,824	7,706	10,763	11,719	8,173	21,424	—	64,609
540-599	350	1,238	5,219	2,608	4,791	10,167	—	24,373
less than 540	2,702	2,108	3,576	2,150	892	9,599	—	21,027
Total	$236,909	$85,106	$158,382	$188,970	$143,557	$292,255	$—	$1,105,179
Residential Construction:
Beacon score:
660-850	$112,604	$44,647	$14,543	$2,805	$1,693	$—	$172	$176,464
600-659	1,743	3,189	—	—	—	—	—	4,932
540-599	—	—	—	—	369	—	—	369
less than 540	854	—	—	—	—	—	—	854
Total	$115,201	$47,836	$14,543	$2,805	$2,062	$—	$172	$182,619
Consumer:
Beacon score:
660-850	$2,575	$4,609	$5,112	$2,110	$2,614	$24,444	$417,737	$459,201
600-659	374	445	334	428	467	5,401	21,052	28,501
540-599	89	1,216	294	339	601	3,926	6,153	12,618
less than 540	751	160	525	785	532	2,826	11,355	16,934
Total	$3,789	$6,430	$6,265	$3,662	$4,214	$36,597	$456,297	$517,254
Total loans	$3,305,720	$1,774,275	$1,179,845	$1,016,641	$866,898	$1,242,626	$1,014,504	$10,400,509

The following section provides historical information on the credit quality of the loan portfolio under the legacy disclosure requirements:

	2019
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Non-performing loans and assets:
Non-accrual loans	$8,437	$4,148	$829	$8,450	$12,661	$—	$4,107	$38,632
Loans 90 days past due	—	—	—	—	—	—	—	—
Restructured loans	775	—	—	417	1,080	—	364	2,636
Total non-performing loans	9,212	4,148	829	8,867	13,741	—	4,471	41,268
Other real estate owned	409	—	665	39	305	—	64	1,482
Total non-performing assets	$9,621	$4,148	$1,494	$8,906	$14,046	$—	$4,535	$42,750

	2019
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Past due loans:
30-59 days	$932	$316	$—	$908	$14,853	$280	$2,697	$19,986
60-89 days	—	—	—	370	4,541	1,334	1,517	7,762
> 90 days	—	—	—	—	—	—	—	—
Total past due	932	316	—	1,278	19,394	1,614	4,214	27,748
Non-accrual loans	8,437	4,148	829	8,450	12,661	—	4,107	38,632
Loans acquired with deteriorated credit quality	9,544	—	—	2,539	8	—	993	13,084
Current loans	2,150,243	1,284,213	683,181	788,752	1,117,264	144,665	457,450	6,625,768
Total loans	$2,169,156	$1,288,677	$684,010	$801,019	$1,149,327	$146,279	$466,764	$6,705,232

	2019
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Total
Pass	$2,146,971	$1,278,337	$683,181	$783,909	$4,892,398
Special Mention	3,189	2,284	—	2,487	7,960
Substandard	18,996	8,056	829	14,623	42,504
Doubtful	—	—	—	—	—
Total	$2,169,156	$1,288,677	$684,010	$801,019	$4,942,862

	2019
	Residential Real Estate
(In thousands)	Residential Mortgage	Residential Construction	Consumer	Total
Performing	$1,135,586	$146,279	$462,293	$1,744,158
Non-performing:
90 days past due	—	—	—	—
Non-accruing	12,661	—	4,107	16,768
Restructured loans	1,080	—	364	1,444
Total	$1,149,327	$146,279	$466,764	$1,762,370

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Year Ended December 31, 2020
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$380	$549	$929
Restructured non-accruing	723	930	—	1,951	—	3,604
Balance	$723	$930	$—	$2,331	$549	$4,533

Specific allowance	$65	$—	$—	$955	$—	$1,020

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2019
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$775	$—	$—	$170	$364	$1,309
Restructured non-accruing	789	—	—	261	—	1,050
Balance	$1,564	$—	$—	$431	$364	$2,359

Specific allowance	$205	$—	$—	$196	$—	$401

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

At December 31, 2020, TDR loans totaled $8.5 million, of which $2.3 million were accruing and $6.2 million were non-accruing. There were no commitments to lend additional funds on loans classified as TDRs as of December 31, 2020. TDR loans at December 31, 2019 totaled $7.9 million, of which $2.6 million were accruing and $5.3 million were non-accruing. Commitments to lend additional funds on TDR loans at December 31, 2019 were insignificant.

During the year ended December 31, 2020, the Company restructured $4.5 million in loans that were designated as TDRs. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the principal in the associated loan balances. TDR loans are subject to periodic credit reviews to determine the necessity and appropriateness of an individual credit loss allowance based on the collectability of the recorded investment in the TDR loan. Loans restructured during 2020 had individual reserves of $1.0 million at December 31, 2020. For the year ended December 31, 2019, the Company restructured $2.4 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2019 had specific reserves of $0.4 million at December 31, 2019.

For more information on the accounting policies for TDRs see Note 1.

Other Real Estate Owned
OREO totaled $1.5 million at December 31, 2020 and 2019, respectively. At December 31, 2020, $0.3 million of the OREO was comprised of consumer mortgage loans. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2020.

NOTE 7 – PREMISES AND EQUIPMENT
Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2020	2019
Land	$13,262	$10,160
Buildings and leasehold improvements	70,776	70,812
Equipment	49,614	46,471
Total premises and equipment	133,652	127,443
Less: accumulated depreciation and amortization	(75,932)	(68,828)
Net premises and equipment	$57,720	$58,615

Depreciation and amortization expense for premises and equipment amounted to $8.5 million, $7.2 million, and $7.2 million for each of the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 8 – LEASES
The Company leases real estate properties for its network of bank branches, financial centers and corporate offices. All of the Company’s leases are currently classified as operating. Most lease agreements include one or more options to renew, with renewal terms that can extend the original lease term from one to twenty years or more. The Company does not receive sublease income from any of its leased real estate properties.

The following table provides information regarding the Company's leases as of the dates indicated:

	Year Ended
	2020	2019
Components of lease expense:
Operating lease cost (resulting from lease payments)	$12,453	$11,334

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$13,571	$8,704
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$871	$399
Acquisitions	$7,720	$—

	As of
	December 31, 2020	December 31, 2019
Supplemental balance sheet information related to leases:
Operating lease ROU assets	$65,215	$69,320
Operating lease liabilities	$74,982	$76,871

Other information related to leases:
Weighted average remaining lease term of operating leases	9.5 years	10.4 years
Weighted average discount rate of operating leases	3.04%	3.28%

The Company added two locations from the acquisition of RPJ during the first quarter of 2020. The associated new ROU assets obtained in exchange for lease obligations totaled $0.3 million.

On April 1, 2020, in conjunction with the acquisition of Revere, the Company added 15 additional operating leases (at 12 locations), one of which is expected to commence operations during the first quarter of 2021. The associated new ROU assets of $7.4 million obtained in exchange for lease obligations of $8.7 million was recorded at the close of the acquisition. The ROU assets recorded at acquisition included $1.1 million for acquisition related unfavorable fair value marks and a tenant allowance of $0.2 million. During the three months ended June 30, 2020, subsequent to and resulting from the acquisition, the Company determined that due to market overlap and other synergies, the Company would more likely than not terminate seven of the acquired leases, comprised of six branch locations and one office space location. The decision resulted in an impairment charge of $2.3 million, which was recorded to merger and acquisition expense in the Consolidated Statements of Income during the second quarter of 2020. The Company estimated the fair value of the leases to be equal to the cash payments remaining between the impairment date and the anticipated abandonment date.

As of December 31, 2020, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
One year	$12,490
Two years	10,946
Three years	10,851
Four years	9,063
Five years	7,347
Thereafter	37,382
Total undiscounted lease payments	88,079
Less: Present value discount	(13,097)
Lease Liability	$74,982

The Company recognized a lease liability of $2.1 million and ROU asset of $1.4 million for one additional operating lease that has not yet commenced operations at December 31, 2020, and is expected to commence operations during the first quarter of 2021. This ROU asset includes approximately $0.2 million of tenant allowance for improvements to the space and $0.5 million for an acquisition related unfavorable fair market value adjustment. The Company does not have any lease arrangements with any of its related parties as of December 31, 2020.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2020			Weighted	2019			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(7,969)	$21,069	8.4 years	$10,678	$(3,689)	$6,989	8.0 years
Other identifiable intangibles	13,906	(2,454)	11,452	10.7 years	1,478	(626)	852	9.7 years
Total amortizing intangible assets	$42,944	$(10,423)	$32,521		$12,156	$(4,315)	$7,841

Goodwill	$370,223		$370,223		$347,149		$347,149

The following table presents the net carrying amount of goodwill by segment for the periods indicated:

(In thousands)	Community Banking	Insurance	Investment Management	Total
Balance December 31, 2018	$331,173	$6,788	$9,188	$347,149
No Activity	—	—	—	—
Balance December 31, 2019	331,173	6,788	9,188	347,149
Acquisition of Rembert Pendleton Jackson	—	—	22,559	22,559
Acquisition of Revere Bank	515	—	—	515
Balance December 31, 2020	$331,688	$6,788	$31,747	$370,223

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2021	$6,600
2022	5,844
2023	5,089
2024	4,333
2025	3,567
Thereafter	7,088
Total amortizing intangible assets	$32,521

NOTE 10 – DEPOSITS
The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2020	2019
Noninterest-bearing deposits	$3,325,547	$1,892,052
Interest-bearing deposits:
Demand	1,292,164	836,433
Money market savings	3,339,645	1,839,593
Regular savings	418,051	329,919
Time deposits of less than $100,000	509,919	463,431
Time deposits greater than $100,000 and less than $250,000	670,717	682,936
Time deposits of $250,000 or more	477,026	395,955
Total interest-bearing deposits	6,707,522	4,548,267
Total deposits	$10,033,069	$6,440,319

Demand deposit overdrafts reclassified as loan balances were $13.1 million and $1.4 million at December 31, 2020 and 2019, respectively. Overdraft charge-offs and recoveries are reflected in the allowance for credit losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2021	$1,208,915
2022	275,872
2023	84,093
2024	73,859
2025	14,745
Thereafter	178
Total time deposits	$1,657,662

The Company's time deposits of $100,000 to $250,000 represented 6.7% of total deposits and time deposits of $250,000 or more represented 4.8% of total deposits at December 31, 2020 and are presented by maturity in the following table:

	Months to Maturity
(In thousands)	3 or Less	Over 3 to 6	Over 6 to 12	Over 12	Total
Time deposits - $100,000 to $250,000	$211,006	$127,934	$139,133	$192,644	$670,717
Time deposits - $250,000 or more	$111,332	$115,678	$140,231	$109,785	$477,026

Interest expense on time deposits of $100,000 to $250,000 amounted to $8.1 million, $10.8 million, and $9.5 million and interest expense on time deposits of $250,000 of more amounted to $10.7 million, $13.0 million, and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Deposits received in the ordinary course of business from the directors and officers of the Company amounted to $73.4 million and $29.9 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 11 – BORROWINGS
Subordinated Debt
On November 5, 2019, the Company completed an offering of $175.0 million aggregate principal amount Fixed to Floating Rate Subordinated Notes due in 2029. The notes bear a fixed interest rate of 4.25% per year through November 14, 2024. Beginning November 15, 2024, the interest rate will become a floating rate equal to three-month LIBOR, or an alternative benchmark rate as determined pursuant to the terms of the indenture for the notes in the event LIBOR has been discontinued by November 15, 2024, plus 262 basis points through the remaining maturity or early redemption date of the notes. The interest will be paid in arrears semi-annually during the fixed rate period and quarterly during the floating rate period. The Company incurred $2.9 million of debt issuance costs which are being amortized through the contractual life of the debt. The entire amount of subordinated debt is considered Tier 2 capital under current regulatory guidelines.

In conjunction with the acquisition of WashingtonFirst Bankshares, Inc. (WashingtonFirst"), the Company assumed $25.0 million in subordinated debt. The associated purchase premium at acquisition was $2.2 million, the premium is amortized over the contractual life of the obligation. The subordinated debt has a maturity of ten years, is due in full on October 15, 2025, and was non-callable through October 15, 2020. The subordinated debt held a fixed interest rate of 6.00% per annum through October 5, 2020 at which point the rate became variable at the three-month LIBOR plus 457 basis points, payable quarterly. As of December 31, 2020, the effective variable rate was 4.81%. Under regulatory capital guidelines subordinated debt begins to phase out of Tier 2 capital qualification, on an annual straight-line basis, when there are five years remaining until the subordinated debt matures. The WashingtonFirst subordinated debt has less than five years but more than four years remaining until it matures, and therefore, as of December 31, 2020, $20.0 million of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

Also in conjunction with the acquisition of WashingtonFirst, the Company assumed $10.3 million in callable junior subordinated debt securities with an associated purchase premium at acquisition of $0.1 million. During the first quarter of 2020, the Company redeemed all $10.3 million of the outstanding principal balance of the callable junior subordinated debt securities.

In conjunction with the acquisition of Revere, the Company assumed $31.0 million in subordinated debt with an associated purchase premium at acquisition of $0.2 million, which will be amortized through the call date. The subordinated debt has a ten year term, maturing on September 30, 2026, is non-callable until September 30, 2021, and currently bears a fixed interest rate of 5.625% per annum, payable semi-annually. Beginning on October 1, 2021, the interest rate resets quarterly to an amount equal to three-month LIBOR plus 441 basis points. The entire amount of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

The following table provides information on subordinated debentures for the period indicated:

(In thousands)	2020	2019
Fixed to floating rate sub debt, 4.25%	$175,000	$175,000
WashingtonFirst sub debt, 4.81%	25,000	25,000
Revere fixed to floating rate sub debt, 5.625%	31,000	—
Total Sub debt	231,000	200,000
Less: WashingtonFirst and Revere sub debt held as investments by Sandy Spring	(3,000)	—
Add: Purchase accounting premium	1,669	1,894
Less: Debt issuance costs	(2,581)	(2,885)
Net sub debt	227,088	199,009
WashingtonFirst callable junior subordinated debt	—	10,310
Add: Purchase accounting premium	—	87
Net WashingtonFirst callable junior subordinated debt	—	10,397
Long-term borrowings	$227,088	$209,406

Other Borrowings
Information relating to retail repurchase agreements and federal funds purchased is presented in the following table at and for the years ending December 31:

	2020		2019		2018
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
End of period:
Retail repurchase agreements	$153,157	0.11%	$138,605	0.58%	$137,429	0.51%
Federal funds purchased	390,000	0.10	75,000	1.62	—	—
Average for the year:
Retail repurchase agreements	$142,283	0.32%	$134,070	0.54%	$142,938	0.34%
Federal funds purchased	367,240	0.41	17,373	2.43	—	—
Maximum month-end balance:
Retail repurchase agreements	$153,157		$152,685		$154,435
Federal funds purchased	921,289		75,000		—

The Company pledges U.S. Agencies securities, based upon their market values, as collateral for greater than 102.5% of the principal of its retail repurchase agreements.

At December 31, 2020, the Company had an available line of credit with the FHLB under which its borrowings are limited to $3.0 billion based on pledged collateral at prevailing market interest rates with $379.1 million borrowed against it at December 31, 2020. At December 31, 2019, lines of credit totaled $2.4 billion based on pledged collateral with $513.8 million borrowed against the line. Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.0 billion, commercial real estate loans amounting to $2.8 billion, home equity lines of credit (“HELOC”) amounting to $226.2 million and multifamily loans amounting to $237.6 million at December 31, 2020 as collateral under the borrowing agreement with the FHLB. At December 31, 2019, the Company had pledged collateral of qualifying mortgage loans of $1.0 billion, commercial real estate loans of $1.9 billion, HELOC loans of $266.8 million and multifamily loans of $109.7 million under the FHLB borrowing agreement. The Company also had secured lines of credit available from the Federal Reserve and correspondent banks of $276.2 million and $463.3 million at December 31, 2020 and 2019, respectively, collateralized by loans. In addition, the Company had unsecured lines of credit with correspondent banks of $1.1 billion and $730.0 million at December 31, 2020 and 2019. At December 31, 2020, the total outstanding borrowings against these unsecured lines of credit was $390.0 million.

At December 31, 2020, the Company did not have any borrowings outstanding of the $1.1 billion available to borrow under the Paycheck Protection Program Liquidity Facility ("PPPLF"). Amounts borrowed under the PPPLF are required to be repaid as PPP loans are repaid or forgiven.

Advances from the FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2020		2019
(Dollars in thousands)	Amounts	Weighted Average Rate	Amounts	Weighted Average Rate
Maturity:
One year	$230,243	2.39%	$134,167	2.13%
Two years	76,332	2.37	230,445	2.39
Three years	72,500	3.12	76,665	2.37
Four years	—	—	72,500	3.12
Five years	—	—	—	—
After five years	—	—	—	—
Total advances from FHLB	$379,075	2.52	$513,777	2.42

NOTE 12 – STOCKHOLDERS’ EQUITY
The Company’s Articles of Incorporation authorize 100,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company had a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004. Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock. The Company reserved 45,000 authorized but unissued shares of common stock for purchase under the plan. Purchases were made at the fair market value of the stock on the purchase date. The Director Plan expired during 2020 and was not reauthorized. At December 31, 2020 there were 24,424 shares that remained unissued.

The Company maintains an employee stock purchase plan (the “Purchase Plan”) that enables employees to purchase up to $25,000 of Company common stock each year at a discount. The Purchase Plan, which was initially authorized on July 1, 2011, was amended and restated as of November 18, 2020. As part of the amendment and restatement, an additional 700,000 shares of common stock were reserved to be issued, which is in addition to the 300,000 shares of common stock authorized for purchase under the previous version of the Purchase Plan. Under the Purchase Plan, shares are purchased at 85% of the lower of the fair market value of the common stock on the offering date or the purchase date, as defined in the Purchase Plan. Contributions are made through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors. At December 31, 2020, there were 707,153 shares available for issuance under this Purchase Plan.

In December 2020, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to 2,350,000 shares of common stock. No shares of common stock have been repurchased under this plan. Under the previous stock repurchase plan that was approved in 2018 and expired in December 2020, the Company was authorized to repurchase up to 1,800,000 shares. During 2020, the Company repurchased 820,328 common shares for the total cost of $25.7 million. Cumulatively under the program, as of December 31, 2020, the Company repurchased and retired 1,488,519 shares of its common stock at an average price of $33.58 per share for a total cumulative cost of $50.0 million.

The Company has a dividend reinvestment plan that is sponsored and administered by Computershare Shareholder Services ("Computershare") as independent agent, which enables current shareholders as well as first-time buyers to purchase and sell common stock of Sandy Spring Bancorp, Inc. directly through Computershare. Participants may reinvest cash dividends and make periodic supplemental cash payments to purchase additional shares.

Bank and bank holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restrictions on extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2020, the Bank could have paid additional dividends of $144.9 million to its parent company without regulatory approval. There were no loans outstanding between the Bank and the Company at December 31, 2020 and 2019, respectively.

NOTE 13 – SHARE BASED COMPENSATION
At December 31, 2020, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s board of directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 914,502 shares are available for issuance at December 31, 2020, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the years ended December 31 are presented in the following table:

	2020	2019	2018
Dividend yield	—%	—%	2.64%
Weighted average expected volatility	—%	—%	39.13%
Weighted average risk-free interest rate	—%	—%	2.61%
Weighted average expected lives (in years)	0	0	5.61 years
Weighted average grant-date fair value	$—	$—	$11.73

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is generally based on historical volatility. The expected term of share options granted is generally derived from historical experience. The Company recognizes forfeitures as they occur.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grants or performance share units. Compensation expense of $3.9 million, $2.9 million, and $2.5 million was recognized for the years ended December 31, 2020, 2019 and 2018, respectively, related to the awards of stock options, restricted stock grants, restricted stock unit grants and performance share unit grants. The intrinsic value for the stock options exercised was $0.4 million, $0.2 million, and $0.4 million in the years ended December 31, 2020, 2019 and 2018, respectively. The total of unrecognized compensation cost related to stock options was immaterial at December 31, 2020. That cost is expected to be recognized over a weighted average period of approximately 0.3 years. The fair value of the options vested during the years ended December 31, 2020, 2019 and 2018, was $0.1 million, $0.2 million, and $0.1 million, respectively. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $8.0 million at December 31, 2020. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.

During the year ended December 31, 2020, the Company granted 246,015 restricted shares, restricted stock units and performance share units under the Omnibus Incentive Plan, of which 44,905 units are subject to achievement of certain performance conditions measured over a three-year performance period and 201,110 of restricted shares or units subject to a three- or five-year vesting schedule. Due to the assumption of stock options held as of the Acquisition Date by Revere employees, the Company issued 395,298 stock options at a weighted average grant-date fair value of $9.14 during the second quarter of 2020. The fair value of the options issued were considered part of the consideration transferred and were therefore recorded as an adjustment to goodwill. See Note 2 for additional information on the acquisition of Revere. The Company did not grant any stock options under the Omnibus Incentive Plan during the year ended December 31, 2020 or 2019.

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2020	65,279	$31.34		$485
Granted	—	$—
Converted options from Revere acquisition	395,298	$12.27
Exercised	(26,063)	$12.10		$398
Forfeited	(765)	$39.02
Expired	(3,711)	$30.46
Balance at December 31, 2020	430,038	$14.97	3.0 years	$6,828

Exercisable at December 31, 2020	425,274	$14.71	3.0 years	$6,828

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

(In dollars, except share data):	Number of Common Shares	Weighted Average Grant-Date Fair Value
Restricted stock at January 1, 2020	226,502	$35.43
Granted	246,015	$25.82
Vested	(66,533)	$34.38
Forfeited	(14,301)	$37.47
Restricted stock at December 31, 2020	391,683	$29.50

NOTE 14 – PENSION, PROFIT SHARING, AND OTHER EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plan
The Company has a qualified, noncontributory, defined benefit pension plan (the “Pension Plan”) covering substantially all employees. All benefit accruals for employees were frozen as of December 31, 2007 based on past service and thus future salary increases and additional years of service will no longer affect the defined benefit provided by the Pension Plan although additional vesting may continue to occur.

The Company's funding policy is to contribute amounts to the Pension Plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. In addition, the Company contributes additional amounts as it deems appropriate based on benefits attributed to service prior to the date of the Pension Plan freeze. The Pension Plan invests primarily in a diversified portfolio of managed fixed income and equity funds.

The Pension Plan’s funded status at December 31 is as follows:

(In thousands)	2020	2019
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$45,497	$40,152
Interest cost	1,437	1,609
Actuarial loss	290	371
Benefit payments	(1,470)	(1,695)
Increase related to change in assumptions	6,672	5,060
Projected obligation at December 31	52,426	45,497
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	43,457	37,772
Actual return on plan assets	6,370	7,195
Contribution	—	185
Benefit payments	(1,470)	(1,695)
Fair value of plan assets at December 31	$48,357	$43,457

Funded status at December 31	$(4,069)	$(2,040)

Accumulated benefit obligation at December 31	$52,426	$45,497

Unrecognized net actuarial loss	$12,719	$11,177
Net periodic pension cost not yet recognized	$12,719	$11,177

Weighted average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2020	2019	2018
Discount rate	2.50%	3.25%	4.15%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2020	2019	2018
Interest cost on projected benefit obligation	$1,437	$1,609	$1,540
Expected return on plan assets	(1,821)	(1,647)	(1,861)
Recognized net actuarial loss	874	1,059	1,000
Net periodic benefit cost	$490	$1,021	$679

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2020	2019	2018
Discount rate	3.25%	4.15%	3.65%
Expected return on plan assets	4.75%	5.00%	5.00%
Rate of compensation increase	N/A	N/A	N/A

The expected rate of return on assets of 4.75% reflects the Pension Plan’s predominant investment of assets in fixed income mutual funds and was developed as a weighted average rate based on the target asset allocation of the Plan. Key economic inputs used included future inflation, economic growth, and interest rate environment.

The following table reflects the components of the net unrecognized benefits costs that is reflected in accumulated other comprehensive income/ (loss) for the periods indicated. Additions/ reductions represent the change in the unrecognized actuarial gain/ loss during the period. Reclassifications represent the portion of the unrecognized benefits that are recognized each period as a component of the net periodic benefit cost.

(In thousands)	Unrecognized Net Loss
Included in accumulated other comprehensive loss at January 1, 2018	$12,487
Reductions during the year	3,914
Reclassifications due to recognition as net periodic pension cost	(1,000)
Increase related to change in assumptions	(3,049)
Included in accumulated other comprehensive loss as of December 31, 2018	12,352
Additions during the year	(5,176)
Reclassifications due to recognition as net periodic pension cost	(1,059)
Decrease related to change in assumptions	5,060
Included in accumulated other comprehensive loss as of December 31, 2019	11,177
Reductions during the year	(4,256)
Reclassifications due to recognition as net periodic pension cost	(874)
Increase related to change in assumptions	6,672
Included in accumulated other comprehensive loss as of December 31, 2020	12,719
Applicable tax effect	(3,249)
Included in accumulated other comprehensive loss net of tax effect at December 31, 2020	$9,470

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$931

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2020	2019	2018
Net actuarial loss	$12,719	$11,177	$12,352
Net periodic benefit cost not yet recognized	$12,719	$11,177	$12,352

Pension Plan Assets
The Company’s Pension Plan weighted average allocations at December 31 are presented in the following table:

	2020	2019
Asset Category:
Equity Securities Mutual Funds	11.6%	10.4%
Fixed Income Mutual Funds	88.4%	89.6%
Total pension plan assets	100.0%	100.0%

The Company has a written investment policy approved by the board of directors that governs the investment of the defined benefit pension fund trust portfolio. The investment policy is designed to provide limits on risk that is undertaken by the investment managers both in terms of market volatility of the portfolio and the quality of the individual assets that are held in the portfolio. The investment policy statement focuses on the following areas of concern: preservation of capital, diversification, risk tolerance, investment duration, rate of return, liquidity, and investment management costs.

The Company has constituted the Retirement Plans Investment Committee (“RPIC”) in part to monitor the investments of the Pension Plan as well as to recommend to executive management changes in the Investment Policy Statement which governs the Pension Plan’s investment operations. These recommendations include asset allocation changes based on a number of factors including the investment horizon for the Pension Plan. The Company uses outside third parties to advise RPIC on the Pension Plan’s investment matters.

Investment strategies and asset allocations are based on careful consideration of Pension Plan liabilities, the Pension Plan’s funded status and the Company’s financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis. Management allocates plan assets towards fixed income securities in order to align expected cash outflows with its funding source. This asset allocation has been set after taking into consideration the Pension Plan’s current frozen status and the possibility of partial plan terminations over the intermediate term. The Pension Plan’s asset allocation remained consistent during the current year.

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 70% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets. Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased. The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio. Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years. Fixed income investments must carry an “A” or better rating by a recognized credit rating agency. Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio. The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited. Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted. Foreign currency-denominated debt instruments are not permitted. At December 31, 2020, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by the Federal Deposit Insurance Corporation ("FDIC") insurance available to the participants of the Pension Plan and collateral pledged for any such amount that may not be covered by FDIC insurance. Investment performance is measured against industry accepted benchmarks. The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values
The fair values of the Company’s Pension Plan assets by asset category at December 31 are presented in the following tables:

	2020
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual funds:
Large cap U.S. equity funds	$2,779	$543	$—	$3,322
Small/Mid cap U.S. equity funds	—	1,124	—	1,124
International equity funds	1,183	—	—	1,183
Short-term fixed income funds	—	4,299	—	4,299
Fixed income funds	10,724	27,705	—	38,429
Total mutual funds	14,686	33,671	—	48,357
Total pension plan assets	$14,686	$33,671	$—	$48,357

	2019
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual funds:
Large cap U.S. equity funds	$1,855	$919	$—	$2,774
Small/Mid cap U.S. equity funds	—	847	—	847
International equity funds	894	—	—	894
Short-term fixed income funds	—	3,688	—	3,688
Fixed income funds	8,769	26,485	—	35,254
Total mutual funds	11,518	31,939	—	43,457
Total pension plan assets	$11,518	$31,939	$—	43,457

Contributions
The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the Pension Plan is currently frozen, the remaining investment horizon of the Pension Plan. After consideration of these factors, the Company made no contributions in 2020. Management continues to monitor the funding level of the Pension Plan and may make contributions as necessary during 2021.

Estimated Future Benefit Payments
Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December 31 are presented in the following table:

(In thousands)	Pension Benefits
2021	$3,340
2022	2,590
2023	2,190
2024	3,260
2025	2,410
Thereafter	15,270

Sandy Spring Bank 401(k) Plan
The Sandy Spring Bank 401(k) Plan (“the 401(k)”) is voluntary and covers all eligible employees after 90 days of service. The 401(k) provides that employees contributing to the 401(k) receive a matching contribution of 100% of the first 4% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company matching contribution vests immediately. The 401(k) permits employees to purchase shares of the Company’s common stock with their 401(k) contributions, Company match, and other contributions under the 401(k). The Company’s matching contribution to the 401(k) are included in salaries and employee benefits in non-interest expenses in the Consolidated Statements of Income totaled $5.3 million, $4.1 million, and $2.8 million in 2020, 2019 and 2018, respectively.

Executive Incentive Retirement Plan
The Executive Incentive Retirement Plan ("Executive Plan") is a non-qualified deferred compensation defined contribution plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. This level of performance is determined annually by the board of directors. Benefit costs related to the Executive Plan included in salaries and employee benefits in non-interest expenses in the Consolidated Statements of Income for 2020, 2019 and 2018 were $0.6 million, $0.5 million, and $0.4 million, respectively.

NOTE 15 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE
Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2020	2019	2018
Letter of credit fees	$710	$389	$611
Extension fees	1,967	1,287	873
Swap fee income	1,607	1,932	—
Loan prepayment penalties	961	404	594
Other income	3,976	4,768	5,048
Total other non-interest income	$9,221	$8,780	$7,126

(In thousands)	2020	2019	2018
Postage and delivery	$1,624	$1,502	$1,439
Communications	2,729	2,414	2,610
Loss on FHLB redemption	5,928	—	—
Mortgage processing expense, net	1,381	817	53
Online services	1,591	1,375	1,263
Provision for credit losses on unfunded loan commitments	1,576	—	—
Franchise taxes	1,574	1,307	2,143
Insurance	1,311	1,113	1,043
Card transaction expense	1,083	1,031	961
Office supplies	912	957	951
Other expenses	10,894	9,910	9,029
Total other non-interest expense	$30,603	$20,426	$19,492

NOTE 16 – INCOME TAXES
The following table provides the components of income tax expense for the years ended December 31:

(In thousands)	2020	2019	2018
Current income taxes:
Federal	$43,115	$28,404	$18,615
State	13,785	6,598	7,183
Total current	56,900	35,002	25,798
Deferred income taxes:
Federal	(22,793)	234	4,808
State	(6,636)	1,192	1,218
Total deferred	(29,429)	1,426	6,026
Total income tax expense	$27,471	$36,428	$31,824

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2016 are open to examination. The District of Columbia is currently conducting a routine tax exam for the tax years 2017-2019. No findings have been issued at this time and the Company does not expect any material adjustments from this exam.

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:

(In thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$42,231	$14,287
Lease liability	19,192	19,616
Fair value acquisition adjustments	—	1,322
Employee benefits	6,108	4,535
Unrealized losses on pension plan	3,249	2,845
Deferred loan fees and costs	4,486	471
Equity based compensation	1,856	659
Losses on other real estate owned	203	201
Other than temporary impairment	75	76
Loan and deposit premium/discount	1,081	1,422
Reserve for recourse loans	546	166
Net operating loss carryforward	1,475	916
Other	181	159
Gross deferred tax assets	80,683	46,675
Valuation allowance	(1,479)	(880)
Net deferred tax asset	79,204	45,795

Deferred tax liabilities:
Right of use asset	(16,693)	(17,688)
Unrealized gains on investments available-for-sale	(9,684)	(1,379)
Pension plan costs	(2,211)	(2,373)
Depreciation	(2,950)	(2,744)
Intangible assets	(6,894)	(3,338)
Bond accretion	(195)	(322)
Section 481 adjustments	(669)	(1,335)
Fair value acquisition adjustments	(555)	—
Other	(567)	(585)
Gross deferred tax liabilities	(40,418)	(29,764)
Net deferred tax asset	$38,786	$16,031

The Company has approximately $23.0 million of state net operating loss carryover which begins to expire in 2032. The Company believes that it is more likely than not that the future benefit from the state net operating loss carryover on $19.9 million will not be realized. As such, there is a valuation allowance on the deferred tax assets of the jurisdictions in which those net operating losses relate.

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2020		2019		2018
	Amount	Percentage of Pre-Tax Income	Amount	Percentage of Pre-Tax Income	Amount	Percentage of Pre-Tax Income
Income tax expense at federal statutory rate	$26,130	21.0%	$32,101	21.0%	$27,865	21.0%
Increase/ (decrease) resulting from:
Tax exempt income, net	(2,472)	(2.0)	(2,101)	(1.4)	(2,427)	(1.8)
Bank-owned life insurance	(567)	(0.5)	(665)	(0.4)	(909)	(0.7)
State income taxes, net of federal income tax benefits	5,648	4.5	6,154	4.0	6,637	5.0
Federal tax law change	(1,764)	(1.4)	—	—	—	—
Other, net	496	0.5	939	0.6	658	0.5
Total income tax expense and rate	$27,471	22.1%	$36,428	23.8%	$31,824	24.0%

Under the CARES Act, net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 can be carried back five tax years preceding the tax year in which the loss originated. During the current year, the Company utilized net operating losses acquired as a part of the 2018 WashingtonFirst acquisition. Following the passage of the CARES Act, the Company carried back WashingtonFirst's 2018 net operating loss to tax years 2013 through 2015. As a result, the Company recorded a tax benefit of $1.8 million due to the federal statutory rates for the 2013, 2014 and 2015 tax years being higher than the 2018 tax year.

NOTE 17 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2020	2019	2018
Net income	$96,953	$116,433	$100,864
Less: Distributed and undistributed earnings allocated to participating securities	(783)	(762)	(579)
Net income attributable to common shareholders	$96,170	$115,671	$100,285

Total weighted average outstanding shares	44,312	35,797	35,707
Less: Weighted average participating securities	(365)	(235)	(205)
Basic weighted average common shares	43,947	35,562	35,502
Dilutive weighted average common stock equivalents	185	56	21
Diluted weighted average common shares	44,132	35,618	35,523

Basic net income per common share	$2.19	$3.25	$2.82
Diluted net income per common share	$2.18	$3.25	$2.82

Anti-dilutive shares	17	9	7

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME/ (LOSS)
Comprehensive income/ (loss) is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity. For financial statements presented for the Company, non-owner changes are comprised of unrealized gains or losses on available-for-sale debt securities and any pension liability adjustments and do not have an impact on the Company’s net income. Realized gains and losses on available-for-sale debt securities and the amortization of net periodic benefit cost impact the Company's net income as discussed in the tables on the following page.

The following table presents the activity in net accumulated other comprehensive income/ (loss) for the periods indicated:

(In thousands)	Unrealized Gains/ (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2018	$687	$(7,544)	$(6,857)
Period change, net of tax	(7,465)	45	(7,420)
Reclassification of tax effects from other comprehensive income	148	(1,625)	(1,477)
Balance at December 31, 2018	(6,630)	(9,124)	(15,754)
Period change, net of tax	10,630	792	11,422
Balance at December 31, 2019	4,000	(8,332)	(4,332)
Period change, net of tax	24,175	(1,138)	23,037
Balance at December 31, 2020	$28,175	$(9,470)	$18,705

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Unrealized gains/ (losses) on investments available-for-sale:
Affected line item in the Consolidated Statements of Income:
Investment securities gains	$467	$77	$190
Income before taxes	467	77	190
Tax expense	120	20	50
Net income	$347	$57	$140

Amortization of defined benefit pension plan items:
Affected line item in the Consolidated Statements of Income:
Recognized actuarial loss (1)	$(874)	$(1,059)	$(1,000)
Income before taxes	(874)	(1,059)	(1,000)
Tax benefit	(223)	(277)	(261)
Net loss	$(651)	$(782)	$(739)
(1)This amount is included in the computation of net periodic benefit cost, see Note 14.

NOTE 19 - DERIVATIVES
The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The swap positions are offset to minimize the potential impact on the Company’s financial statements. Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Any amounts due to the Company will be expected to be collected from the borrower. Management reviews this credit exposure on a quarterly basis. At December 31, 2020 and 2019, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance and therefore no component of credit loss was factored into the valuation of the swaps.

A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2020
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$160,261	$(9,183)	8.7 years	2.39%	3.72%
Pay variable/receive fixed swaps	160,261	9,183	8.7 years	3.72%	2.39%
Total swaps	$320,522	$—	8.7 years	3.06%	3.06%

	2019
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$102,337	$(2,507)	9.1 years	3.40%	4.11%
Pay variable/receive fixed swaps	102,337	2,507	9.1 years	4.11%	3.40%
Total swaps	$204,674	$—	9.1 years	3.76%	3.76%

The estimated fair value of the swaps at December 31 for the periods indicated in the table above were recorded in other assets and other liabilities in the Consolidated Statements of Financial Condition. The associated net gains and losses on the swaps are recorded in other non-interest income in the Consolidated Statement of Income.

NOTE 20 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2020	2019
Commercial real estate development and construction	$871,290	$571,368
Residential real estate-development and construction	94,096	89,224
Real estate-residential mortgage	335,288	74,282
Lines of credit, principally home equity and business lines	1,947,706	1,400,038
Standby letters of credit	71,777	62,065
Total Commitments to extend credit and available credit lines	$3,320,157	$2,196,977

As of December 31, 2020, the total reserve for unfunded commitments was $1.6 million and is accounted for in other liabilities in the Consolidated Statements of Financial Condition. See Note 1 for more information on the accounting policy for the allowance for unfunded commitments.

NOTE 21 – LITIGATION
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

Basis of Fair Value Measurement:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

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

State and municipal securities
The Company primarily uses prices obtained from third-party pricing services to determine the fair value of state and municipal securities. The Company independently evaluates and corroborates the fair value received from pricing services through various methods and techniques, including references to dealer or other market quotes, by reviewing valuations of comparable instruments, and by comparing the prices realized on the sale of similar securities. Such securities are classified within Level 2 in the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities at the December 31 for the years indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2020
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale (1)	$—	$78,294	$—	$78,294
Investments available-for-sale:
U.S. government agencies	—	43,297	—	43,297
State and municipal	—	390,367	—	390,367
Mortgage-backed and asset-backed	—	904,432	—	904,432
Corporate debt	—	—	9,925	9,925
Total available-for-sale securities	—	1,338,096	9,925	1,348,021
Interest rate swap agreements	—	9,183	—	9,183
Total assets	$—	$1,425,573	$9,925	$1,435,498

Liabilities
Interest rate swap agreements	$—	$(9,183)	$—	$(9,183)
Total liabilities	$—	$(9,183)	$—	$(9,183)
(1)The outstanding principal balance for residential loans held for sale as of December 31, 2020 was $75.5 million.

	2019
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale (1)	$—	$53,701	$—	$53,701
Investments available-for-sale:
U.S. government agencies	—	258,495	—	258,495
State and municipal	—	233,649	—	233,649
Mortgage-backed and asset-backed	—	570,759	—	570,759
Corporate debt	—	—	9,552	9,552
Trust preferred	—	—	310	310
Total debt securities	—	1,062,903	9,862	1,072,765
Marketable equity securities	—	568	—	568
Total available-for-sale securities	—	1,063,471	9,862	1,073,333
Interest rate swap agreements	—	2,507	—	2,507
Total assets	$—	$1,119,679	$9,862	$1,129,541

Liabilities
Interest rate swap agreements	$—	$(2,507)	$—	$(2,507)
Total liabilities	$—	$(2,507)	$—	$(2,507)
(1)The outstanding principal balance for residential loans held for sale as of December 31, 2019 was $52.6 million.

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

The following table provides activity of assets reported as Level 3 for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2020	$9,862
Transfer into Level 3 assets	—
Additions of Level 3 assets	3,050
Elimination of investments in WashingtonFirst and Revere sub debt	(3,000)
Sales of Level 3 assets	(310)
Total unrealized gains included in accumulated other comprehensive income	323
Balance at December 31, 2020	$9,925

Assets Measured at Fair Value on a Non-recurring Basis
The following tables set forth the Company’s financial assets subject to fair value adjustments on a non-recurring basis at December 31 for the year indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2020
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$13,901	$13,901	$(11,326)
Other real estate owned	—	—	1,455	1,455	(286)
Total	$—	$—	$15,356	$15,356	$(11,612)
(1)Amounts represent the fair value of collateral for collateral dependent non-accrual loans allocated to the allowance for credit losses. Fair values are determined using actual market prices (Level 2), independent third party valuations and borrower records, discounted as appropriate (Level 3).

	2019
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$6,886	$6,886	$(6,299)
Other real estate owned	—	—	1,482	1,482	(281)
Total	$—	$—	$8,368	$8,368	$(6,580)
(1)Amounts represent the fair value of collateral for collateral dependent non-accrual loans allocated to the allowance for credit losses. Fair values are determined using actual market prices (Level 2), independent third party valuations and borrower records, discounted as appropriate (Level 3).

At December 31, 2020, loans totaling $97.7 million were written down to fair value of $86.3 million as a result of individual credit loss allowances of $11.4 million associated with the collateral dependent non-accrual loans which was included in the allowance for credit losses. Loans totaling $24.8 million were written down to fair value of $19.3 million at December 31, 2019 as a result of individual credit loss allowances of $5.5 million associated with the collateral dependent non-accrual loans.

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

OREO is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value, less cost of disposal. The estimated fair value for OREO included in Level 3 is determined by independent market based appraisals and other available market information, less cost of disposal, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to initial recognition, the Company records the OREO as a non-recurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:

			Fair Value Measurements
	2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$297,003	$297,003	$297,003	$—	$—
Residential mortgage loans held for sale	78,294	78,294	—	78,294	—
Investments available-for-sale	1,348,021	1,348,021	—	1,338,096	9,925
Equity securities	65,760	65,760	65,760	—	—
Loans, net of allowance	10,235,142	10,336,355	—	—	10,336,355
Interest rate swap agreements	9,183	9,183	—	9,183	—
Accrued interest receivable	46,431	46,431	46,431	—	—
Bank owned life insurance	126,887	126,887	—	126,887	—

Financial liabilities:
Time deposits	$1,657,662	$1,674,112	$—	$1,674,112	$—
Other deposits	8,375,407	8,375,407	8,375,407	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	543,157	543,157	—	543,157	—
Advances from FHLB	379,075	390,593	—	390,593	—
Subordinated debt	227,088	227,512	—	—	227,512
Interest rate swap agreements	9,183	9,183	—	9,183	—
Accrued interest payable	3,254	3,254	3,254	—	—

			Fair Value Measurements
	2019		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$146,103	$146,103	$146,103	$—	$—
Residential mortgage loans held for sale	53,701	53,701	—	53,701	—
Investments available-for-sale	1,073,333	1,073,333	—	1,063,471	9,862
Equity securities	51,803	51,803	51,803	—	—
Loans, net of allowance	6,649,100	6,628,054	—	—	6,628,054
Interest rate swap agreements	2,507	2,507	—	2,507	—
Accrued interest receivable	23,282	23,282	23,282	—	—
Bank owned life insurance	113,171	113,171	—	113,171	—

Financial liabilities:
Time deposits	$1,542,322	$1,547,116	$—	$1,547,116	$—
Other deposits	4,897,997	4,897,997	4,897,997	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	213,605	213,605	—	213,605	—
Advances from FHLB	513,777	520,729	—	520,729	—
Subordinated debt	209,406	200,864	—	—	200,864
Interest rate swap agreements	2,507	2,507	—	2,507	—
Accrued interest payable	4,194	4,194	4,194	—	—

NOTE 23 – PARENT COMPANY FINANCIAL INFORMATION
Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statements of Condition

	December 31,
(In thousands)	2020	2019
Assets:
Cash and cash equivalents	$63,943	$90,361
Investments available-for-sale (at fair value)	9,925	10,430
Equity securities	568	—
Investment in subsidiary	1,589,483	1,242,229
Goodwill	1,292	1,292
Other assets	2,684	1,480
Total assets	$1,667,895	$1,345,792

Liabilities:
Subordinated debt	$196,454	$209,406
Accrued expenses and other liabilities	1,486	3,412
Total liabilities	197,940	212,818
Stockholders’ Equity:
Common stock	47,057	34,970
Additional paid in capital	846,922	586,622
Retained earnings	557,271	515,714
Accumulated other comprehensive income/ (loss)	18,705	(4,332)
Total stockholders’ equity	1,469,955	1,132,974
Total liabilities and stockholders’ equity	$1,667,895	$1,345,792

Statements of Income

	Year Ended December 31,
(In thousands)	2020	2019	2018
Income:
Cash dividends from subsidiary	$74,410	$42,625	$39,370
Other income	932	1,093	897
Total income	75,342	43,718	40,267
Expenses:
Interest	9,028	3,141	1,922
Other expenses	1,505	1,507	1,135
Total expenses	10,533	4,648	3,057
Income before income taxes and equity in undistributed income of subsidiary	64,809	39,070	37,210
Income benefit	(1,988)	(734)	(283)
Income before equity in undistributed income of subsidiary	66,797	39,804	37,493
Equity in undistributed income of subsidiary	30,156	76,629	63,371
Net income	$96,953	$116,433	$100,864

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$96,953	$116,433	$100,864
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(30,156)	(76,629)	(63,371)
Share based compensation expense	3,850	3,042	2,645
Tax benefit from stock options exercised	5	7	8
Other-net	(9,732)	—	(3,252)
Net cash provided by/ (used in) operating activities	60,920	42,853	36,894
Cash Flows from Investing Activities:
Proceeds from sales of investment available-for-sale	310	—	—
Investment in subsidiary	—	(85,000)	—
Acquisition of business activity, net of cash paid	—	—	11,845
Net cash provided by/ (used in) investing activities	310	(85,000)	11,845
Cash Flows from Financing Activities:
Retirement of subordinated debt	(10,310)	—	—
Proceeds from issuance of subordinated debt	—	175,000	—
Proceeds from issuance of common stock	1,997	1,433	1,395
Stock tendered for payment of withholding taxes	(458)	(703)	(760)
Repurchase of common stock	(25,702)	(24,284)	—
Dividends paid	(53,175)	(42,272)	(39,277)
Net cash provided by/ (used in) financing activities	(87,648)	109,174	(38,642)
Net increase/ (decrease) in cash and cash equivalents	(26,418)	67,027	10,097
Cash and cash equivalents at beginning of year	90,361	23,334	13,237
Cash and cash equivalents at end of year	$63,943	$90,361	$23,334

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2020 and 2019, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2020, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Tier 1 Leverage:
Company	$1,078,213	8.92%	$483,619	4.00%	N/A	N/A
Sandy Spring Bank	$1,199,570	9.93%	$483,175	4.00%	$603,969	5.00%
Common Equity Tier 1 Capital to risk-
weighted assets:
Company	$1,078,213	10.58%	$458,612	4.50%	N/A	N/A
Sandy Spring Bank	$1,199,570	11.79%	$457,920	4.50%	$661,441	6.50%
Tier 1 Capital to risk-weighted assets:
Company	$1,078,213	10.58%	$611,483	6.00%	N/A	N/A
Sandy Spring Bank	$1,199,570	11.79%	$610,561	6.00%	$814,081	8.00%
Total Capital to risk-weighted assets:
Company	$1,419,973	13.93%	$815,311	8.00%	N/A	N/A
Sandy Spring Bank	$1,347,102	13.24%	$814,081	8.00%	$1,017,601	10.00%

As of December 31, 2019
Tier 1 Leverage:
Company	$794,300	9.70%	$327,577	4.00%	N/A	N/A
Sandy Spring Bank	$894,659	10.94%	$327,123	4.00%	$408,904	5.00%
Common Equity Tier 1 Capital to risk-
weighted assets:
Company	$783,903	11.06%	$318,860	4.50%	N/A	N/A
Sandy Spring Bank	$894,659	12.65%	$318,259	4.50%	$459,708	6.50%
Tier 1 Capital to risk-weighted assets:
Company	$794,300	11.21%	$425,147	6.00%	N/A	N/A
Sandy Spring Bank	$894,659	12.65%	$424,346	6.00%	$565,794	8.00%
Total Capital to risk-weighted assets:
Company	$1,052,328	14.85%	$566,863	8.00%	N/A	N/A
Sandy Spring Bank	$950,793	13.44%	$565,794	8.00%	$707,243	10.00%

NOTE 25 – SEGMENT REPORTING
Currently, the Company conducts business in three operating segments: Community Banking, Insurance and Investment Management. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance and Investment Management segments were businesses that were acquired in separate transactions where management of the acquired business was retained. The accounting policies of the segments are the same as those of the Company. However, the segment data reflects inter-segment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment. Beginning on April 1, 2020, the Community Banking segment includes the impact from the Revere acquisition. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities in the Community Banking segment totaled $4.3 million, $1.7 million and $1.9 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

The Insurance segment is conducted through Sandy Spring Insurance, a subsidiary of the Bank. Sandy Spring Insurance operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel, occupancy, support charges and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities were $0.1 million for each of the years ended December 31, 2020, 2019 and 2018.

The Investment Management segment is conducted through West Financial and RPJ, subsidiaries of the Bank. These asset management and financial planning firms, located in McLean, Virginia and Falls Church, Virginia, respectively, provide comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial and RPJ had approximately $3.4 billion in combined assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel, occupancy, support charges and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities was $1.9 million for the year ended 2020 and was $0.1 million for each of the years ended 2019 and 2018.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:

	2020
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$423,560	$6	$7	$(13)	$423,560
Interest expense	60,414	—	—	(13)	60,401
Provision for credit losses	85,669	—	—	—	85,669
Non-interest income	78,940	6,810	17,831	(865)	102,716
Non-interest expenses	237,910	5,686	13,051	(865)	255,782
Income before income taxes	118,507	1,130	4,787	—	124,424
Income tax expense	25,907	313	1,251	—	27,471
Net income	$92,600	$817	$3,536	$—	$96,953

Assets	$12,800,537	$11,335	$57,768	$(71,211)	$12,798,429

	2019
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$347,867	$26	$13	$(37)	$347,869
Interest expense	82,598	—	—	(37)	82,561
Provision for credit losses	4,684	—	—	—	4,684
Non-interest income	55,042	6,621	10,326	(667)	71,322
Non-interest expenses	166,802	5,731	7,219	(667)	179,085
Income before income taxes	148,825	916	3,120	—	152,861
Income tax expense	35,350	258	820	—	36,428
Net income	$113,475	$658	$2,300	$—	$116,433

Assets	$8,624,590	$10,340	$16,424	$(22,352)	$8,629,002

	2018
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$324,081	$3	$8	$(10)	$324,082
Interest expense	63,647	—	—	(10)	63,637
Provision for credit losses	9,023	—	—	—	9,023
Non-interest income	45,841	6,153	9,670	(615)	61,049
Non-interest expenses	168,261	5,601	6,536	(615)	179,783
Income before income taxes	128,991	555	3,142	—	132,688
Income tax expense	30,827	169	828	—	31,824
Net income	$98,164	$386	$2,314	$—	$100,864

Assets	$8,246,282	$9,165	$16,332	$(28,507)	$8,243,272

NOTE 26 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)
A summary of selected consolidated quarterly financial data for the years ended December 31 is provided in the following tables:

	2020
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$83,858	$114,927	$112,984	$111,791
Interest expense	19,524	13,413	15,500	11,964
Net interest income	64,334	101,514	97,484	99,827
Provision/ (credit) for credit losses	24,469	58,686	7,003	(4,489)
Non-interest income	18,168	22,924	29,390	32,234
Non-interest expense	47,746	85,438	60,937	61,661
Income before income taxes	10,287	(19,686)	58,934	74,889
Income tax expense/ (benefit)	300	(5,348)	14,292	18,227
Net income/ (loss)	$9,987	$(14,338)	$44,642	$56,662

Basic net income/ (loss) per common share	$0.29	$(0.31)	$0.94	$1.19
Diluted net income/ (loss) per common share	$0.28	$(0.31)	$0.94	$1.19

	2019
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$88,183	$87,214	$87,082	$85,390
Interest expense	21,433	21,029	20,292	19,807
Net interest income	66,750	66,185	66,790	65,583
Provision/ (credit) for loan losses	(128)	1,633	1,524	1,655
Non-interest income	16,969	16,556	18,573	19,224
Non-interest expense	44,192	43,887	44,925	46,081
Income before income taxes	39,655	37,221	38,914	37,071
Income tax expense	9,338	8,945	9,531	8,614
Net income	$30,317	$28,276	$29,383	$28,457

Basic net income per common share	$0.85	$0.79	$0.82	$0.80
Diluted net income per common share	$0.85	$0.79	$0.82	$0.80

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2020 Changes In Internal Controls Over Financial Reporting
No change occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures
As required by Securities and Exchange Commission rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2020. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s annual report on internal control over financial reporting is located on page 68 of this report.

Item 9B. OTHER INFORMATION

None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material labeled “Information About Nominees and Incumbent Directors,” “Corporate Governance and Other Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Shareholder Proposals and Communications,” and “Report of the Audit Committee” in the Proxy Statement is incorporated in this Report by reference. Information regarding executive officers is included under the caption “Information About Our Executive Officers” on page 15 of this Report.

Item 11.    EXECUTIVE COMPENSATION

The material labeled "Corporate Governance and Other Matters," "Compensation Discussion and Analysis," and "Compensation Committee Report" in the Proxy Statement is incorporated in this Report by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material labeled “Owners of More than 5% of Bancorp’s Common Stock” and, "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from “Equity Compensation Plans” on page 33 of this Report.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The material labeled “Director Independence” and "Transactions and Relationships with Management" in the Proxy Statement is incorporated in this Report by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material labeled “Audit and Non-Audit Fees" in the Proxy Statement is incorporated in this Report by reference.

PART IV.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Statements of Condition at December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

Exhibit No.	Description	Location
3.1.1	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended	Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065
3.1.2	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
3.1.3	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 2, 2018, SEC File No. 0-19065
3.2	Bylaws of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3, SEC File No. 333-222910
4.1.1	Description of Common Stock	Incorporated by reference to Exhibit 4.1.1 to Form 10-K for the year ended December 31, 2019, SEC File No. 0-19065
4.1.2	Subordinated Indenture, dated as of November 5, 2019, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2019, SEC File No. 0-19065
4.1.3	First Supplemental Indenture, dated as of November 5, 2019, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2019, SEC File No. 0-19065

Other instruments defining the rights of holders of long-term debt securities of Sandy Spring Bancorp, Inc. and its subsidiaries are omitted in accordance with Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Sandy Spring Bancorp, Inc. agrees to furnish copies of these instruments to the SEC upon request.

10.1*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 27, 2005, SEC File No. 0-19065

10.2.1*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065
10.2.2*	Form of Amendment to Directors’ Fee Deferral Agreement	Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10.3*	Sandy Spring Bank Directors’ Deferred Fee Plan	Incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 2016, SEC File No. 0-19065
10.4.1*	Employment Agreement dated as of January 13, 2012, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065
10.4.2*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Philip J. Mantua dated January 13, 2012	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065
10.5.1*	Employment Agreement dated as of January 1, 2009, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10.5.2*	Amendment to Employment Agreement between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider dated January 1, 2009	Incorporated by reference to Exhibit 10.6.2 to Form 10-K for the year ended December 31, 2019, SEC File No. 0-19065
10.5.3*	Second Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider dated January 1, 2009	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065
10.6.1*	Change in Control Agreement dated as of March 9, 2012, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
10.6.2*	Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and R. Louis Caceres dated March 9, 2012	Incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065
10.7.1*	Employment Agreement dated as of January 13, 2012, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Joseph J. O’Brien, Jr.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065
10.7.2*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Joseph J. O’Brien, Jr. dated January 13, 2012	Incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065
10.8*	Employment Agreement dated as of March 29, 2018 by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank and Kevin Slane	Incorporated by reference to Exhibit 10(s) to Form 10-K for the year ended December 31, 2018, SEC File No. 0-19065
10.9*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Incorporated by reference to Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065
10.10*	Sandy Spring Bank Executive Incentive Retirement Plan	Filed herewith
10.11*	Sandy Spring Bancorp, Inc. 2011 Employee Stock Purchase Plan	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on October 7, 2020, SEC File No. 0-19065
10.12*	Sandy Spring Bancorp, Inc. 2015 Omnibus Incentive Plan	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on March 31, 2015, SEC File No. 0-19065

21	Subsidiaries	Filed herewith
23	Consent of Ernst and Young LLP	Filed herewith
31(a)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
31(b)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32(a)	18 U.S.C. Section 1350 Certification	Filed herewith
32(b)	18 U.S.C. Section 1350 Certification	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(b) of this Report.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer
	Date:	February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 19, 2021.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Daniel J. Schrider	/s/ Philip J. Mantua
Daniel J. Schrider	Philip J. Mantua
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ Ralph F. Boyd, Jr.	Director
Ralph F. Boyd, Jr.

/s/ Mark E. Friis	Director
Mark E. Friis

/s/ Brian J. Lemek	Director
Brian J. Lemek

/s/ Pamela A. Little	Director
Pamela A. Little

/s/ James J. Maiwurm	Director
James J. Maiwurm

/s/ Walter C. Martz II	Director
Walter C. Martz II

/s/ Mark C. Michael	Director
Mark C. Michael

/s/ Mark C. Micklem	Director
Mark C. Micklem

/s/ Gary G. Nakamoto	Director
Gary G. Nakamoto

/s/ Christina B. O'Meara	Director
Christina B. O'Meara

/s/ Robert L. Orndorff	Director
Robert L. Orndorff

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Mona Abutaleb Stephenson	Director
Mona Abutaleb Stephenson