Form 10-Q
period 2021-03-31
SANDY SPRING BANCORP INC
filed 2021-05-07
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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
The number of outstanding shares of common stock outstanding as of May 5, 2021

Common stock, $1.00 par value – 47,268,656 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Assets:
Cash and due from banks	$100,739	$93,651
Federal funds sold	285	291
Interest-bearing deposits with banks	127,597	203,061
Cash and cash equivalents	228,621	297,003
Residential mortgage loans held for sale (at fair value)	84,930	78,294
Investments available-for-sale (at fair value)	1,427,880	1,348,021
Equity securities	44,847	65,760
Total loans	10,446,866	10,400,509
Less: allowance for credit losses	(130,361)	(165,367)
Net loans	10,316,505	10,235,142
Premises and equipment, net	55,361	57,720
Other real estate owned	1,354	1,455
Accrued interest receivable	44,559	46,431
Goodwill	370,223	370,223
Other intangible assets, net	30,824	32,521
Other assets	268,262	265,859
Total assets	$12,873,366	$12,798,429

Liabilities:
Noninterest-bearing deposits	$3,770,852	$3,325,547
Interest-bearing deposits	6,906,900	6,707,522
Total deposits	10,677,752	10,033,069
Securities sold under retail repurchase agreements and federal funds purchased	189,318	543,157
Advances from FHLB	100,000	379,075
Subordinated debt	227,044	227,088
Total borrowings	516,362	1,149,320
Accrued interest payable and other liabilities	167,558	146,085
Total liabilities	11,361,672	11,328,474

Stockholders' equity:
Common stock -- par value $1.00 ; shares authorized 100,000,000; shares issued and outstanding
47,187,389 and 47,056,777 at March 31, 2021 and December 31, 2020, respectively	47,187	47,057
Additional paid in capital	849,606	846,922
Retained earnings	617,553	557,271
Accumulated other comprehensive income/ (loss)	(2,652)	18,705
Total stockholders' equity	1,511,694	1,469,955
Total liabilities and stockholders' equity	$12,873,366	$12,798,429

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2021	2020
Interest income:
Interest and fees on loans	$107,428	$75,882
Interest on loans held for sale	537	291
Interest on deposits with banks	46	180
Interest and dividends on investment securities:
Taxable	3,899	6,132
Tax-advantaged	2,351	1,372
Interest on federal funds sold	—	1
Total interest income	114,261	83,858
Interest expense:
Interest on deposits	4,830	13,518
Interest on retail repurchase agreements and federal funds purchased	53	580
Interest on advances from FHLB	2,276	3,145
Interest on subordinated debt	2,502	2,281
Total interest expense	9,661	19,524
Net interest income	104,600	64,334
Provision/ (credit) for credit losses	(34,708)	24,469
Net interest income after provision/ (credit) for credit losses	139,308	39,865
Non-interest income:
Investment securities gains	58	169
Service charges on deposit accounts	1,852	2,253
Mortgage banking activities	10,169	3,033
Wealth management income	8,730	6,966
Insurance agency commissions	2,153	2,129
Income from bank owned life insurance	680	645
Bank card fees	1,518	1,320
Other income	3,706	1,653
Total non-interest income	28,866	18,168
Non-interest expense:
Salaries and employee benefits	36,652	28,053
Occupancy expense of premises	5,487	4,581
Equipment expense	3,222	2,751
Marketing	1,212	1,189
Outside data services	2,283	1,582
FDIC insurance	1,492	482
Amortization of intangible assets	1,697	600
Merger and acquisition expense	45	1,454
Professional fees and services	1,731	1,826
Other expenses	14,352	5,228
Total non-interest expense	68,173	47,746
Income before income tax expense	100,001	10,287
Income tax expense	24,537	300
Net income	$75,464	$9,987

Per share information:
Basic net income per common share	$1.59	$0.29
Diluted net income per common share	$1.58	$0.28
Dividends declared per share	$0.32	$0.30

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Net income	$75,464	$9,987
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	(28,855)	14,263
Related income tax expense/ (benefit)	7,377	(3,624)
Net investment gains reclassified into earnings	(58)	(169)
Related income tax expense	15	42
Net effect on other comprehensive income/ (loss)	(21,521)	10,512

Defined benefit pension plan:
Net change of unrealized loss	227	219
Related income tax benefit	(63)	(55)
Net effect on other comprehensive income/ (loss)	164	164
Total other comprehensive income/ (loss)	(21,357)	10,676
Comprehensive income	$54,107	$20,663

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2021	$47,057	$846,922	$557,271	$18,705	$1,469,955
Net income	—	—	75,464	—	75,464
Other comprehensive loss, net of tax	—	—	—	(21,357)	(21,357)
Total other comprehensive income					54,107
Common stock dividends - $0.32 per share	—	—	(15,182)	—	(15,182)
Stock compensation expense	—	947	—	—	947
Common stock issued pursuant to:
Stock option plan - 102,365 shares	102	1,429	—	—	1,531
Employee stock purchase plan - 20,417 shares	20	521	—	—	541
Restricted stock vesting, net of withholding - 7,830 shares	8	(213)	—	—	(205)
Balances at March 31, 2021	$47,187	$849,606	$617,553	$(2,652)	$1,511,694

Balances at January 1, 2020	$34,970	$586,622	$515,714	$(4,332)	$1,132,974
Net income	—	—	9,987	—	9,987
Other comprehensive income, net of tax	—	—	—	10,676	10,676
Total other comprehensive income					20,663
Common stock dividends - $0.30 per share	—	—	(10,544)	—	(10,544)
Stock compensation expense	—	754	—	—	754
Common stock issued pursuant to:
Stock option plan - 6,013 shares	6	116	—	—	122
Employee stock purchase plan - 8,617 shares	9	281	—	—	290
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	(2,223)	—	(2,223)
Common stock repurchase - 820,328 shares	(820)	(24,882)	—	—	(25,702)
Balances at March 31, 2020	$34,165	$562,891	$512,934	$6,344	$1,116,334

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Operating activities:
Net income	$75,464	$9,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,462	3,427
Provision/ (credit) for credit losses	(34,708)	24,469
Share based compensation expense	947	754
Deferred income tax/ (benefit)	9,125	(5,205)
Origination of loans held for sale	(536,747)	(217,560)
Proceeds from sales of loans held for sale	540,736	208,409
Gains on sales of loans held for sale	(10,625)	(4,262)
Losses on sale of other real estate owned	—	9
Investment securities gains	(58)	(169)
Tax benefit associated with share based compensation	426	28
Net (increase)/ decrease in accrued interest receivable	1,872	(588)
Net increase in other assets	(9,461)	(19,317)
Net increase/ (decrease) accrued expenses and other liabilities	(12,786)	7,976
Other, net	370	5,055
Net cash provided by operating activities	28,017	13,013
Investing activities:
Sales/ (purchases) of equity securities	20,913	(10,582)
Purchases of investments available-for-sale	(280,942)	(241,682)
Proceeds from sales of investment available-for-sale	100,822	13,104
Proceeds from maturities, calls and principal payments of investments available-for-sale	99,668	127,111
Net increase in loans	(37,247)	(17,760)
Proceeds from the sales of other real estate owned	—	27
Cash paid for the acquisition of business activity of RPJ, net of cash acquired	—	(26,925)
Sales of/ (expenditures for) premises and equipment	420	(696)
Net cash used in investing activities	(96,366)	(157,403)
Financing activities:
Net increase in deposits	646,196	153,555
Net decrease in in retail repurchase agreements and federal funds purchased	(353,839)	(88,300)
Proceeds from FHLB advances	—	250,000
Repayment of FHLB advances	(279,075)	(9,716)
Retirement of subordinated debt	—	(10,310)
Proceeds from issuance of common stock	2,072	412
Stock tendered for payment of withholding taxes	(205)	—
Repurchase of common stock	—	(25,702)
Dividends paid	(15,182)	(10,544)
Net cash provided by/ (used in) financing activities	(33)	259,395
Net increase/ (decrease) in cash and cash equivalents	(68,382)	115,005
Cash and cash equivalents at beginning of period	297,003	146,103
Cash and cash equivalents at end of period	$228,621	$261,108

Supplemental disclosures:
Interest payments	$11,533	$17,055
Income tax payments, net of refunds of $1,834 in 2021	22,276	—

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

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2021. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2020 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021. There have been no significant changes to any of the Company’s accounting policies as disclosed in the 2020 Annual Report on Form 10-K.

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

The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates; (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations; and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or when the Company determines that the foreclosure is probable. The Company excludes accrued interest from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income as loans are moved to non-accrual status.

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

The acquisition of Revere was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the Acquisition Date. The amount of goodwill recognized as of the Acquisition Date was approximately $0.8 million. After immaterial adjustments recorded during the fourth quarter of 2020, the amount of goodwill recognized as of December 31, 2021 was $0.5 million. Management's final review of assets acquired and liabilities assumed did not result in additional adjustments during the first quarter of 2021, and goodwill was determined to be final as of March 31, 2021. The goodwill is not deductible for tax purposes.

The consideration paid for Revere’s common equity and outstanding stock options and the provisional fair values of acquired identifiable assets and assumed identifiable liabilities as of March 31, 2021 were as follows:

(Dollars in thousands, except per share data)	March 31, 2021
Purchase price:
Fair value of common shares issued (12,768,949 shares) based on Sandy Spring's share price of $22.64	$289,089
Fair value of Revere stock options converted to Sandy Spring stock options	3,611
Cash paid for cashed-out Revere stock options	291
Cash for fractional shares	11
Total purchase price	$293,002

Identifiable assets:
Cash and cash equivalents	$80,744
Investments available-for-sale	180,752
Loans	2,502,244
Premises and equipment	3,443
Accrued interest receivable	7,651
Core deposit intangible asset	18,360
Other assets	53,162
Total identifiable assets	$2,846,356

Identifiable liabilities:
Deposits	$2,322,422
Borrowings	205,514
Other liabilities	25,933
Total identifiable liabilities	$2,553,869

Fair value of net assets acquired including identifiable intangible assets	292,487
Goodwill	$515

NOTE 3 – INVESTMENTS
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	March 31, 2021				December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasuries and government agencies	$47,641	$447	$(2)	$48,086	$42,750	$549	$(2)	$43,297
State and municipal	362,815	7,926	(4,709)	366,032	377,108	13,470	(211)	390,367
Mortgage-backed and asset-backed	1,001,475	15,222	(10,518)	1,006,179	881,201	24,078	(847)	904,432
Corporate debt	7,000	583	—	7,583	9,100	825	—	9,925
Total investments available-for-sale	$1,418,931	$24,178	$(15,229)	$1,427,880	$1,310,159	$38,922	$(1,060)	$1,348,021

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at March 31, 2021 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at March 31, 2021. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

The mortgage-backed securities portfolio at March 31, 2021 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($318.5 million), GNMA, FNMA or FHLMC mortgage-backed securities ($626.0 million) or SBA asset-backed securities ($61.7 million).

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	March 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	1	$4,972	$2	$—	$—	$4,972	$2
State and municipal	43	115,530	4,709	—	—	115,530	4,709
Mortgage-backed and asset-backed	46	373,235	10,509	4,968	9	378,203	10,518
Total	90	$493,737	$15,220	$4,968	$9	$498,705	$15,229

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	2	$25,369	$2	$—	$—	$25,369	$2
State and municipal	8	22,753	211	—	—	22,753	211
Mortgage-backed and asset-backed	24	44,746	154	76,879	693	121,625	847
Total	34	$92,868	$367	$76,879	$693	$169,747	$1,060

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

	March 31, 2021		December 31, 2020
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. treasuries and government agencies:
One year or less	$36,904	$36,744	$33,963	$33,833
One to five years	11,182	10,897	9,334	8,917
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	13,175	13,098	16,581	16,458
One to five years	38,077	36,965	44,910	43,857
Five to ten years	49,417	47,569	59,059	56,130
After ten years	265,363	265,183	269,817	260,663
Mortgage-backed and asset-backed:
One year or less	1,923	1,905	1	1
One to five years	20,180	19,822	21,637	21,229
Five to ten years	67,401	66,718	74,142	72,481
After ten years	916,675	913,030	808,652	787,490
Corporate debt:
One year or less	—	—	—	—
One to five years	—	—	2,318	2,100
Five to ten years	7,583	7,000	7,607	7,000
After ten years	—	—	—	—
Total available-for-sale debt securities	$1,427,880	$1,418,931	$1,348,021	$1,310,159

At March 31, 2021 and December 31, 2020, investments available-for-sale with a book value of $454.0 million and $465.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2021 and December 31, 2020.

Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	March 31, 2021	December 31, 2020
Federal Reserve Bank stock	$34,028	$38,650
Federal Home Loan Bank of Atlanta stock	10,142	26,433
Marketable equity securities	677	677
Total equity securities	$44,847	$65,760

NOTE 4 – LOANS
Outstanding loan balances at March 31, 2021 and December 31, 2020, are net of unearned income, including net deferred loan fees of $30.3 million and $24.5 million, respectively. Net deferred loan fees at March 31, 2021 and December 31, 2020, includes $27.0 million and $21.2 million, respectively, related to the loans originated under the Paycheck Protection Program (“PPP”).

The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2021	December 31, 2020
Commercial real estate:
Commercial investor real estate	$3,652,418	$3,634,720
Commercial owner-occupied real estate	1,644,848	1,642,216
Commercial AD&C	1,051,013	1,050,973
Commercial business	2,411,109	2,267,548
Total commercial loans	8,759,388	8,595,457
Residential real estate:
Residential mortgage	1,022,546	1,105,179
Residential construction	171,028	182,619
Consumer	493,904	517,254
Total residential and consumer loans	1,687,478	1,805,052
Total loans	$10,446,866	$10,400,509

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

NOTE 5 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
Summary information on the allowance for credit loss activity for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2021	2020
Balance at beginning of period	$165,367	$56,132
Initial allowance on PCD loans at adoption of ASC 326	—	2,762
Transition impact of adopting ASC 326	—	2,983
Provision for credit losses	(34,708)	24,469
Loan charge-offs	(743)	(654)
Loan recoveries	445	108
Net charge-offs	(298)	(546)
Balance at period end	$130,361	$85,800

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	March 31, 2021	December 31, 2020
Collateral dependent loans individually evaluated for credit loss with an allowance	$32,241	$20,717
Collateral dependent loans individually evaluated for credit loss without an allowance	49,757	77,001
Total individually evaluated collateral dependent loans	$81,998	$97,718

Allowance for credit losses related to loans evaluated individually	$13,101	$11,405
Allowance for credit losses related to loans evaluated collectively	117,260	153,962
Total allowance for credit losses	$130,361	$165,367

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2021
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367
Provision for credit losses	(8,981)	(5,594)	760	(14,343)	(4,018)	(849)	(1,683)	(34,708)
Charge-offs	—	—	—	(650)	—	—	(93)	(743)
Recoveries	27	—	—	16	270	—	132	445
Net recoveries (charge-offs)	27	—	—	(634)	270	—	39	(298)
Balance at end of period	$48,450	$14,467	$22,917	$31,829	$7,547	$653	$4,498	$130,361

Total loans	$3,652,418	$1,644,848	$1,051,013	$2,411,109	$1,022,546	$171,028	$493,904	$10,446,866
Allowance for credit losses to total loans ratio	1.33%	0.88%	2.18%	1.32%	0.74%	0.38%	0.91%	1.25%

Balance of loans individually evaluated for credit loss	$42,776	$8,316	$14,975	$13,831	$1,737	$—	$363	$81,998
Allowance related to loans evaluated individually	$2,988	$—	$603	$9,510	$—	$—	$—	$13,101
Individual allowance to loans evaluated individually ratio	6.99%	—%	4.03%	68.76%	—%	—%	—%	15.98%

Balance of loans collectively evaluated for credit loss	$3,609,642	$1,636,532	$1,036,038	$2,397,278	$1,020,809	$171,028	$493,541	$10,364,868
Allowance related to loans evaluated collectively	$45,462	$14,467	$22,314	$22,319	$7,547	$653	$4,498	$117,260
Collective allowance to loans evaluated collectively ratio	1.26%	0.88%	2.15%	0.93%	0.74%	0.38%	0.91%	1.13%

	For the Year Ended December 31, 2020
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$18,407	$6,884	$7,590	$11,395	$8,803	$967	$2,086	$56,132
Initial allowance on PCD loans at adoption of ASC 326	1,114	—	—	1,549	—	—	99	2,762
Transition impact of adopting ASC 326	(3,125)	387	2,576	2,988	(388)	(275)	820	2,983
Initial allowance on acquired Revere PCD loans	7,973	2,782	1,248	6,289	243	6	87	18,628
Provision for credit losses	33,431	10,008	10,743	24,374	3,016	798	3,299	85,669
Charge-offs	(411)	—	—	(491)	(484)	—	(433)	(1,819)
Recoveries	15	—	—	702	105	6	184	1,012
Net recoveries (charge-offs)	(396)	—	—	211	(379)	6	(249)	(807)
Balance at end of period	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367

Total loans	$3,634,720	$1,642,216	$1,050,973	$2,267,548	$1,105,179	$182,619	$517,254	$10,400,509
Allowance for credit losses to total loans ratio	1.58%	1.22%	2.11%	2.06%	1.02%	0.82%	1.19%	1.59%

Balance of loans individually evaluated for credit loss	$45,227	$11,561	$15,044	$23,648	$1,874	$—	$364	$97,718
Allowance related to loans evaluated individually	$1,273	$—	$603	$9,529	$—	$—	$—	$11,405
Individual allowance to loans evaluated individually ratio	2.81%	—%	4.01%	40.30%	—%	—%	—%	11.67%

Balance of loans collectively evaluated for credit loss	$3,589,493	$1,630,655	$1,035,929	$2,243,900	$1,103,305	$182,619	$516,890	$10,302,791
Allowance related to loans evaluated collectively	$56,131	$20,061	$21,554	$37,277	$11,295	$1,502	$6,142	$153,962
Collective allowance to loans evaluated collectively ratio	1.56%	1.23%	2.08%	1.66%	1.02%	0.82%	1.19%	1.49%

The following tables present collateral dependent loans individually evaluated for credit loss with the associated allowances for credit losses by the applicable portfolio segment and for the periods indicated:

	March 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$17,686	$—	$1,446	$9,730	$—	$—	$—	$28,862
Restructured accruing	—	—	—	573	—	—	—	573
Restructured non-accruing	336	—	—	2,470	—	—	—	2,806
Balance	$18,022	$—	$1,446	$12,773	$—	$—	$—	$32,241

Allowance	$2,988	$—	$603	$9,510	$—	$—	$—	$13,101

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$24,754	$6,125	$13,529	$318	$—	$—	$—	$44,726
Restructured accruing	—	—	—	111	1,587	—	—	1,698
Restructured non-accruing	—	2,191	—	629	150	—	363	3,333
Balance	$24,754	$8,316	$13,529	$1,058	$1,737	$—	$363	$49,757

Total individually evaluated loans:
Non-accruing	$42,440	$6,125	$14,975	$10,048	$—	$—	$—	$73,588
Restructured accruing	—	—	—	684	1,587	—	—	2,271
Restructured non-accruing	336	2,191	—	3,099	150	—	363	6,139
Balance	$42,776	$8,316	$14,975	$13,831	$1,737	$—	$363	$81,998

Total unpaid contractual principal balance	$47,547	$10,306	$16,157	$16,088	$2,814	$—	$364	$93,276

	December 31, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$4,913	$—	$1,328	$11,178	$—	$—	$—	$17,419
Restructured accruing	—	—	—	589	—	—	—	589
Restructured non-accruing	699	—	—	2,010	—	—	—	2,709
Balance	$5,612	$—	$1,328	$13,777	$—	$—	$—	$20,717

Allowance	$1,273	$—	$603	$9,529	$—	$—	$—	$11,405

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$39,615	$9,315	$13,716	$9,118	$—	$—	$—	$71,764
Restructured accruing	—	—	—	126	1,602	—	—	1,728
Restructured non-accruing	—	2,246	—	627	272	—	364	3,509
Balance	$39,615	$11,561	$13,716	$9,871	$1,874	$—	$364	$77,001

Total individually evaluated loans:
Non-accruing	$44,528	$9,315	$15,044	$20,296	$—	$—	$—	$89,183
Restructured accruing	—	—	—	715	1,602	—	—	2,317
Restructured non-accruing	699	2,246	—	2,637	272	—	364	6,218
Balance	$45,227	$11,561	$15,044	$23,648	$1,874	$—	$364	$97,718

Total unpaid contractual principal balance	$49,920	$15,309	$16,040	$30,958	$3,225	$—	$364	$115,816

The following tables present average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	For the Three Months Ended March 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$44,002	$9,939	$15,010	$18,040	$9,903	$—	$7,289	$104,183
Contractual interest income due on non- accrual loans during the period	$649	$185	$256	$428	$110	$—	$104	$1,732

	For the Year Ended December 31, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$26,849	$6,605	$4,267	$16,532	$11,634	$—	$6,675	$72,562
Contractual interest income due on non- accrual loans during the period	$6,547	$2,741	$4,505	$2,858	$918	$—	$732	$18,301

There was no interest income recognized on non-accrual loans during the three months ended March 31, 2021. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the three months ended March 31, 2021 new loans placed on non-accrual status totaled $0.4 million and the related amount of reversed uncollected accrued interest was insignificant.

Credit Quality
The following section provides information on the credit quality of the loan portfolio for the periods indicated below:

	For the Three Months Ended March 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
Loans placed on non-accrual	—	—	—	84	140	—	197	421
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(650)	—	—	(49)	(699)
Net payments or draws	(2,451)	(3,245)	(69)	(9,220)	(759)	—	(284)	(16,028)
Non-accrual loans brought current	—	—	—	—	—	—	(55)	(55)
Balance at end of period	$42,776	$8,316	$14,975	$13,147	$9,593	$—	$7,193	$96,000

	For the Year Ended December 31, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$8,437	$4,148	$829	$8,450	$12,661	$—	$4,107	$38,632
PCD loans designated as non-accrual (1)	9,544	—	—	2,539	8	—	993	13,084
Loans placed on non-accrual	37,882	8,572	15,844	17,442	1,485	—	4,061	85,286
Non-accrual balances transferred to OREO	—	—	—	—	(70)	—	—	(70)
Non-accrual balances charged-off	(411)	—	—	(446)	(416)	—	(121)	(1,394)
Net payments or draws	(10,225)	(1,059)	(1,629)	(4,169)	(2,598)	—	(1,521)	(21,201)
Non-accrual loans brought current	—	(100)	—	(883)	(858)	—	(135)	(1,976)
Balance at end of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
(1)Upon the adoption of the CECL standard, the Company transitioned from closed pool level accounting for PCI loans during the first quarter of 2020. Non-accrual loans are determined based on the individual loan level and aggregated for reporting.

	March 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$3,587,859	$1,633,446	$1,031,055	$2,392,818	$997,837	$170,365	$483,280	$10,296,660
30-59 days	17,870	3,086	4,983	3,983	9,593	601	1,809	41,925
60-89 days	3,913	—	—	446	3,538	62	1,622	9,581
Total performing loans	3,609,642	1,636,532	1,036,038	2,397,247	1,010,968	171,028	486,711	10,348,166
Non-performing loans:
Non-accrual loans	42,776	8,316	14,975	13,147	9,593	—	7,193	96,000
Loans greater than 90 days past due	—	—	—	31	398	—	—	429
Restructured loans	—	—	—	684	1,587	—	—	2,271
Total non-performing loans	42,776	8,316	14,975	13,862	11,578	—	7,193	98,700
Total loans	$3,652,418	$1,644,848	$1,051,013	$2,411,109	$1,022,546	$171,028	$493,904	$10,446,866

	December 31, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$3,571,184	$1,624,265	$1,033,057	$2,238,617	$1,073,963	$182,557	$502,548	$10,226,191
30-59 days	14,046	6,390	29	4,859	16,213	—	5,275	46,812
60-89 days	4,130	—	2,843	263	2,709	62	2,047	12,054
Total performing loans	3,589,360	1,630,655	1,035,929	2,243,739	1,092,885	182,619	509,870	10,285,057
Non-performing loans:
Non-accrual loans	45,227	11,561	15,044	22,933	10,212	—	7,384	112,361
Loans greater than 90 days past due	133	—	—	161	480	—	—	774
Restructured loans	—	—	—	715	1,602	—	—	2,317
Total non-performing loans	45,360	11,561	15,044	23,809	12,294	—	7,384	115,452
Total loans	$3,634,720	$1,642,216	$1,050,973	$2,267,548	$1,105,179	$182,619	$517,254	$10,400,509

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

The following table provides information about credit quality indicators by the year of origination as of March 31, 2021:

	March 31, 2021
	Term Loans by Origination Year						Revolving
(In thousands)	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial Investor R/E:
Pass	$194,465	$881,973	$707,450	$452,909	$429,839	$876,375	$28,844	$3,571,855
Special Mention	10,000	527	1,993	2,640	701	2,646	—	18,507
Substandard	279	437	6,175	13,555	28,149	13,461	—	62,056
Doubtful	—	—	—	—	—	—	—	—
Total	$204,744	$882,937	$715,618	$469,104	$458,689	$892,482	$28,844	$3,652,418

Commercial Owner-Occupied R/E:
Pass	$47,661	$287,070	$375,951	$222,539	$188,795	$485,151	$4,793	$1,611,960
Special Mention	—	1,871	4,327	3,586	4,698	5,279	—	19,761
Substandard	—	1,269	4,316	2,031	447	5,064	—	13,127
Doubtful	—	—	—	—	—	—	—	—
Total	$47,661	$290,210	$384,594	$228,156	$193,940	$495,494	$4,793	$1,644,848

Commercial AD&C:
Pass	$174,120	$373,158	$244,751	$110,557	$47,150	$—	$80,645	$1,030,381
Special Mention	639	1,073	—	—	—	—	—	1,712
Substandard	1,102	455	891	—	13,629	2,843	—	18,920
Doubtful	—	—	—	—	—	—	—	—
Total	$175,861	$374,686	$245,642	$110,557	$60,779	$2,843	$80,645	$1,051,013

Commercial Business:
Pass	$459,815	$1,059,494	$179,214	$129,096	$77,302	$71,681	$396,258	$2,372,860
Special Mention	—	2,043	8,793	1,063	1,214	845	3,792	17,750
Substandard	225	4,785	3,494	3,338	857	6,019	1,781	20,499
Doubtful	—	—	—	—	—	—	—	—
Total	$460,040	$1,066,322	$191,501	$133,497	$79,373	$78,545	$401,831	$2,411,109

Residential Mortgage:
Beacon score:
660-850	$43,362	$209,544	$66,700	$113,850	$153,972	$336,256	$—	$923,684
600-659	745	4,962	9,539	8,498	8,044	25,851	—	57,639
540-599	—	1,445	1,181	5,063	1,930	14,187	—	23,806
less than 540	497	2,318	1,545	3,182	1,118	8,757	—	17,417
Total	$44,604	$218,269	$78,965	$130,593	$165,064	$385,051	$—	$1,022,546

Residential Construction:
Beacon score:
660-850	$27,097	$101,290	$21,059	$14,166	$1,248	$1,738	$364	$166,962
600-659	—	—	2,743	—	—	369	—	3,112
540-599	—	—	—	—	—	—	—	—
less than 540	—	954	—	—	—	—	—	954
Total	$27,097	$102,244	$23,802	$14,166	$1,248	$2,107	$364	$171,028

Consumer:
Beacon score:
660-850	$1,054	$2,200	$4,263	$4,213	$1,567	$27,406	$400,050	$440,753
600-659	247	265	1,138	484	259	6,092	17,590	26,075
540-599	—	105	564	272	270	3,425	6,938	11,574
less than 540	103	729	151	569	765	3,277	9,908	15,502
Total	$1,404	$3,299	$6,116	$5,538	$2,861	$40,200	$434,486	$493,904

Total loans	$961,411	$2,937,967	$1,646,238	$1,091,611	$961,954	$1,896,722	$950,963	$10,446,866

 The following table provides information about credit quality indicators by the year of origination as of December 31, 2020:

	December 31, 2020
	Term Loans by Origination Year						Revolving
(In thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial Investor R/E:
Pass	$910,426	$763,214	$448,406	$448,698	$469,077	$498,384	$33,531	$3,571,736
Special Mention	11,044	—	4,879	833	269	27	—	17,052
Substandard	589	4,245	13,649	20,619	673	6,157	—	45,932
Doubtful	—	—	—	—	—	—	—	—
Total	$922,059	$767,459	$466,934	$470,150	$470,019	$504,568	$33,531	$3,634,720

Commercial Owner-Occupied R/E:
Pass	$285,310	$385,058	$234,578	$192,634	$204,925	$306,840	$1,664	$1,611,009
Special Mention	2,290	—	3,027	4,742	134	4,079	—	14,272
Substandard	1,610	4,335	2,065	465	219	8,009	—	16,703
Doubtful	—	—	—	—	—	232	—	232
Total	$289,210	$389,393	$239,670	$197,841	$205,278	$319,160	$1,664	$1,642,216

Commercial AD&C:
Pass	$485,631	$261,537	$149,703	$50,192	$89	$2,357	$80,764	$1,030,273
Special Mention	1,711	—	—	—	—	—	—	1,711
Substandard	1,439	891	—	13,816	2,843	—	—	18,989
Doubtful	—	—	—	—	—	—	—	—
Total	$488,781	$262,428	$149,703	$64,008	$2,932	$2,357	$80,764	$1,050,973

Commercial Business:
Pass	$1,244,822	$208,682	$138,861	$86,830	$34,498	$81,760	$433,016	$2,228,469
Special Mention	1,929	1,382	1,119	708	309	621	4,319	10,387
Substandard	2,914	4,564	3,519	1,631	2,745	3,456	1,829	20,658
Doubtful	106	995	849	36	1,284	1,852	2,912	8,034
Total	$1,249,771	$215,623	$144,348	$89,205	$38,836	$87,689	$442,076	$2,267,548

Residential Mortgage:
Beacon score:
660-850	$229,033	$74,054	$138,824	$172,493	$129,701	$251,065	$—	$995,170
600-659	4,824	7,706	10,763	11,719	8,173	21,424	—	64,609
540-599	350	1,238	5,219	2,608	4,791	10,167	—	24,373
less than 540	2,702	2,108	3,576	2,150	892	9,599	—	21,027
Total	$236,909	$85,106	$158,382	$188,970	$143,557	$292,255	$—	$1,105,179

Residential Construction:
Beacon score:
660-850	$112,604	$44,647	$14,543	$2,805	$1,693	$—	$172	$176,464
600-659	1,743	3,189	—	—	—	—	—	4,932
540-599	—	—	—	—	369	—	—	369
less than 540	854	—	—	—	—	—	—	854
Total	$115,201	$47,836	$14,543	$2,805	$2,062	$—	$172	$182,619

Consumer:
Beacon score:
660-850	$2,575	$4,609	$5,112	$2,110	$2,614	$24,444	$417,737	$459,201
600-659	374	445	334	428	467	5,401	21,052	28,501
540-599	89	1,216	294	339	601	3,926	6,153	12,618
less than 540	751	160	525	785	532	2,826	11,355	16,934
Total	$3,789	$6,430	$6,265	$3,662	$4,214	$36,597	$456,297	$517,254

Total loans	$3,305,720	$1,774,275	$1,179,845	$1,016,641	$866,898	$1,242,626	$1,014,504	$10,400,509

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Three Months Ended March 31, 2021
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$—	$—	$—
Restructured non-accruing	—	—	—	512	—	512
Balance	$—	$—	$—	$512	$—	$512

Individual allowance	$—	$—	$—	$332	$—	$332

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2020
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$380	$549	$929
Restructured non-accruing	723	930	—	1,951	—	3,604
Balance	$723	$930	$—	$2,331	$549	$4,533

Individual allowance	$65	$—	$—	$955	$—	$1,020

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

During the three months ended March 31, 2021, the Company restructured $0.5 million in loans that were designated as TDRs. TDR loans are subject to periodic credit reviews to determine the necessity and appropriateness of an individual credit loss allowance based on the collectability of the recorded investment in the TDR loan. Loans restructured as TDRs during the three months ended March 31, 2021 had individual reserves of $0.3 million. For the year ended December 31, 2020, the Company restructured $4.5 million in loans. Loans restructured as TDRs during 2020 had individual reserves of $1.0 million at December 31, 2020. During both the three months ended March 31, 2021 and for the year ended December 31, 2020 TDR modifications consisted principally of interest rate concessions, and did not result in the reduction of the recorded investment in the associated loan balances. The commitments to lend additional funds on loans that have been restructured at March 31, 2021 and December 31, 2020 were not significant.

Other Real Estate Owned
Other real estate owned ("OREO") totaled $1.4 million and $1.5 million at March 31, 2021 and December 31, 2020, respectively. There were no consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2021.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	March 31, 2021			Weighted Average Remaining Life	December 31, 2020			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(9,169)	$19,869	8.2 years	$29,038	$(7,969)	$21,069	8.4 years
Other identifiable intangibles	13,906	(2,951)	10,955	10.5 years	13,906	(2,454)	11,452	10.7 years
Total amortizing intangible assets	$42,944	$(12,120)	$30,824		$42,944	$(10,423)	$32,521

Goodwill	$370,223		$370,223		$370,223		$370,223

The amount of goodwill by reportable segment is presented in the following table:

(In thousands)	Community Banking	Insurance	Investment Management	Total
Balances at December 31, 2020	$331,688	$6,788	$31,747	$370,223
No Activity	—	—	—	—
Balances at March 31, 2021	$331,688	$6,788	$31,747	$370,223

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining 2021	$4,903
2022	5,844
2023	5,089
2024	4,333
2025	3,567
Thereafter	7,088
Total amortizing intangible assets	$30,824

NOTE 7 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2021	December 31, 2020
Noninterest-bearing deposits	$3,770,852	$3,325,547
Interest-bearing deposits:
Demand	1,395,209	1,292,164
Money market savings	3,371,400	3,339,645
Regular savings	465,125	418,051
Time deposits of less than $100,000	474,684	509,919
Time deposits greater than $100,000 and less than $250,000	774,668	670,717
Time deposits of $250,000 or more	425,814	477,026
Total interest-bearing deposits	6,906,900	6,707,522
Total deposits	$10,677,752	$10,033,069

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

In conjunction with the acquisition of WashingtonFirst Bankshares, Inc. ("WashingtonFirst"), the Company assumed $25.0 million in subordinated debt with an associated purchase premium at acquisition of $2.2 million. The premium is amortized over the contractual life of the obligation. The subordinated debt has a maturity of 10 years, maturing on October 15, 2025, and was non-callable through October 15, 2020. The subordinated debt held a fixed interest rate of 6.00% per annum through October 5, 2020 at which point the rate became variable at the three-month LIBOR plus 457 basis points payable quarterly. As of March 31, 2021, the effective variable rate was 4.81%. Under regulatory capital guidelines subordinated debt begins to phase out of Tier 2 capital qualification, on an annual straight-line basis, when there are five years remaining until the subordinated debt matures. The WashingtonFirst subordinated debt has less than five years but more than four years remaining until it matures, and therefore, as of March 31, 2021, $20.0 million of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

In conjunction with the acquisition of Revere, the Company assumed $31.0 million in subordinated debt with an associated purchase premium at acquisition of $0.2 million, which will be amortized through the call date. The subordinated debt has a 10 year term, maturing on September 30, 2026, is non-callable until September 30, 2021, and currently bears a fixed interest rate of 5.625% per annum, payable semi-annually. Beginning on October 1, 2021, the interest rate resets quarterly to an amount equal to 3 month LIBOR plus 441 basis points. The entire amount of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	March 31, 2021	December 31, 2020
Fixed to floating rate sub debt, 4.25%	$175,000	$175,000
WashingtonFirst sub debt, 4.81%	25,000	25,000
Revere fixed to floating rate sub debt, 5.625%	31,000	31,000
Total Sub debt	231,000	231,000
Less: Debt held as investments by Sandy Spring	(3,000)	(3,000)
Add: Purchase accounting premium	1,552	1,669
Less: Debt issuance costs	(2,508)	(2,581)
Long-term borrowings	$227,044	$227,088

Other Borrowings
At March 31, 2021 and December 31, 2020, the Company had $129.3 million and $153.2 million, respectively, of outstanding retail repurchase agreements. The Company had $60.0 million and $390.0 million of outstanding federal funds purchased at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the Company did not have any borrowings outstanding of the $1.3 billion available to borrow under the Paycheck Protection Program Liquidity Facility ("PPPLF"). Amounts borrowed under the PPPLF are required to be repaid as PPP loans are repaid or forgiven.

At March 31, 2021, the Company had an available line of credit with the FHLB under which its borrowings are limited to $3.0 billion based on pledged collateral at prevailing market interest rates, with $100.0 million borrowed against it at March 31, 2021. At December 31, 2020, lines of credit with the FHLB totaled $3.0 billion based on pledged collateral with $379.1 million borrowed against the line. During the three months ended March 31, 2021, the Company repaid $279.0 million of FHLB advances, resulting in a prepayment penalty of $9.1 million, which was recorded to other expense in the Condensed Consolidated Statements of Income.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $897.8 million, commercial real estate loans amounting to $2.8 billion, home equity lines of credit (“HELOC”) amounting to $230.5 million, and multifamily loans amounting to $259.4 million at March 31, 2021, as collateral under the borrowing agreement with the FHLB. At December 31, 2020, the Company had pledged collateral of qualifying mortgage loans of $1.0 billion, commercial real estate loans of $2.8 billion, HELOC loans of $226.2 million, and multifamily loans of $237.6 million under the FHLB borrowing agreement. The Company also had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $420.4 million and $276.2 million at March 31, 2021 and December 31, 2020, respectively, collateralized by loans, with no borrowings outstanding at the end of either period. In addition, the Company had unsecured lines of credit with correspondent banks of $1.1 billion at both March 31, 2021 and December 31, 2020. Of the unsecured lines available at March 31, 2021 and December 31, 2020, there was $60.0 million and $390.0 million outstanding, respectively.

NOTE 9 – STOCKHOLDERS' EQUITY
In December 2020, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to 2,350,000 shares of common stock. No shares of common stock have been repurchased under this plan. Under the previous stock repurchase plan that was approved in 2018 and expired in December 2020, the Company was authorized to repurchase up to 1,800,000 shares. During the first quarter of 2020, the Company repurchased and retired 820,328 common shares for the total cost of $25.7 million. Cumulatively under the previous plan, as of December 31, 2020, the Company repurchased and retired 1,488,519 shares of its common stock at an average price of $33.58 per share for a total cumulative cost of $50.0 million.

NOTE 10 – SHARE BASED COMPENSATION
At March 31, 2021, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 797,157 are available for issuance at March 31, 2021, has a term of 10 years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven years or 10 years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $0.9 million and $0.8 million, for the three months ended March 31, 2021 and 2020, respectively, related to the awards of stock options, restricted stock grants, restricted stock unit grants and performance share unit grants. There was no unrecognized compensation cost related to stock options as of March 31, 2021. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $11.8 million as of March 31, 2021. That cost is expected to be recognized over a weighted average period of approximately 2.70 years.

During the three months ended March 31, 2021, the Company granted 119,329 restricted shares, restricted stock units and performance share units, of which 32,728 units are subject to achievement of certain performance conditions measured over a three-year performance period and 86,601 restricted shares or units are subject to a three year vesting schedule. The Company did not grant any stock options under the Omnibus Incentive Plan during the three months ended March 31, 2021.

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2021	430,038	$14.97	3.0 years	$6,828
Granted	—	$—
Exercised	(102,365)	$14.96		$2,381
Forfeited	—	$—
Expired	—	$—
Balance at March 31, 2021	327,673	$14.98	2.6 years	$9,045

Exercisable at March 31, 2021	322,908	$14.63	2.6 years	$9,017

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2021	391,683	$29.50
Granted	119,329	$40.70
Vested	(13,669)	$37.64
Forfeited/ cancelled	(3,988)	$34.86
Non-vested at March 31, 2021	493,355	$31.94

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2021	2020
Interest cost on projected benefit obligation	$318	$359
Expected return on plan assets	(312)	(456)
Recognized net actuarial loss	227	219
Net periodic benefit cost	$233	$122

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of Plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. After consideration of these factors, the Company has not made a contribution during the three months ended March 31, 2021. Management continues to monitor the funding level of the Plan and may make additional contributions as necessary during 2021.

NOTE 12 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2021	2020
Net income	$75,464	$9,987
Distributed and undistributed earnings allocated to participating securities	(640)	(68)
Net income attributable to common shareholders	$74,824	$9,919

Total weighted average outstanding shares	47,530	34,979
Less: Weighted average participating securities	(411)	(314)
Basic weighted average common shares	47,119	34,665
Dilutive weighted average common stock equivalents	296	78
Diluted weighted average common shares	47,415	34,743

Basic net income per common share	$1.59	$0.29
Diluted net income per common share	$1.58	$0.28

Anti-dilutive shares	3	9

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2021	$28,175	$(9,470)	$18,705
Other comprehensive loss before reclassification, net of tax	(21,478)	—	(21,478)
Reclassifications from accumulated other comprehensive income, net of tax	(43)	164	121
Current period change in other comprehensive income, net of tax	(21,521)	164	(21,357)
Balance at March 31, 2021	$6,654	$(9,306)	$(2,652)

(In thousands)	Unrealized Gains/ (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2020	$4,000	$(8,332)	$(4,332)
Other comprehensive income before reclassification, net of tax	10,639	—	10,639
Reclassifications from accumulated other comprehensive income, net of tax	(127)	164	37
Current period change in other comprehensive income, net of tax	10,512	164	10,676
Balance at March 31, 2020	$14,512	$(8,168)	$6,344

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2021	2020
Unrealized gains on investments available-for-sale:
Affected line item in the Statements of Income:
Investment securities gains	$58	$169
Income before taxes	58	169
Tax expense	(15)	(42)
Net income	$43	$127

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$(227)	$(219)
Loss before taxes	(227)	(219)
Tax benefit	63	55
Net loss	$(164)	$(164)
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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended March 31,
	2021	2020
Components of lease expense:
Operating lease cost (resulting from lease payments)	$3,151	$2,730

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$3,280	$2,082
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$803	$—
Acquisitions	$—	$311

	March 31, 2021	December 31, 2020
Supplemental balance sheet information related to leases:
Operating lease ROU assets	$64,455	$65,215
Operating lease liabilities	$74,219	$74,982

Other information related to leases:
Weighted average remaining lease term of operating leases	9.4 years	9.5 years
Weighted average discount rate of operating leases	2.97%	3.04%

At March 31, 2021, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining 2021	$9,346
2022	11,068
2023	11,054
2024	9,251
2025	7,537
Thereafter	38,522
Total undiscounted lease payments	86,778
Less: Present value discount	(12,559)
Lease liability	$74,219

The Company recognized lease liabilities of $1.9 million and ROU assets of $1.6 million for two operating leases that have not yet commenced operations at March 31, 2021. One lease is expected to commence operations during the second quarter of 2021 and one is expected to commence operations during the fourth quarter of 2021. The associated ROU assets include approximately $0.2 million of tenant allowances for improvements to the spaces. The Company does not have any lease arrangements with any of its related parties as of March 31, 2021.

NOTE 15 – DERIVATIVES
The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and, therefore, has no credit risk. The notional value of the swaps outstanding was $374.7 million as of March 31, 2021 compared to $320.5 million as of December 31, 2020. The fair values of swap positions net to zero to minimize the potential impact on the Company’s Condensed Consolidated Financial Statements. Fair values of the swaps are carried as both gross assets and gross liabilities in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. The associated net gains and losses on the swaps are recorded in Other income in the Condensed Consolidated Statements of Income.

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

	March 31, 2021
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$84,930	$—	$84,930
Investments available-for-sale:
U.S. treasuries and government agencies	—	48,086	—	48,086
State and municipal	—	366,032	—	366,032
Mortgage-backed and asset-backed	—	1,006,179	—	1,006,179
Corporate debt	—	—	7,583	7,583
Total investments available-for-sale	—	1,420,297	7,583	1,427,880
Interest rate swap agreements	—	6,402	—	6,402
Total assets	$—	$1,511,629	$7,583	$1,519,212

Liabilities:
Interest rate swap agreements	$—	$(6,402)	$—	$(6,402)
Total liabilities	$—	$(6,402)	$—	$(6,402)
 (1) The outstanding principal balance for residential loans held for sale as of March 31, 2021 was $83.3 million.

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$78,294	$—	$78,294
Investments available-for-sale:
U.S. treasuries and government agencies	—	43,297	—	43,297
State and municipal	—	390,367	—	390,367
Mortgage-backed and asset-backed	—	904,432	—	904,432
Corporate debt	—	—	9,925	9,925
Total investments available-for-sale	—	1,338,096	9,925	1,348,021
Interest rate swap agreements	—	9,183	—	9,183
Total assets	$—	$1,425,573	$9,925	$1,435,498

Liabilities:
Interest rate swap agreements	$—	$(9,183)	$—	$(9,183)
Total liabilities	$—	$(9,183)	$—	$(9,183)
 (1) The outstanding principal balance for residential loans held for sale as of December 31, 2020 was $75.5 million.

The following table provides a change in the fair value of assets measured in the Condensed Consolidated Statements of Condition at fair value with significant unobservable inputs (Level 3) on a recurring basis for the period indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2021	$9,925
Additions of Level 3 assets	—
Sales of Level 3 assets	(2,102)
Total unrealized loss included in other comprehensive income/ (loss)	(240)
Balance at March 31, 2021	$7,583

Assets Measured at Fair Value on a Nonrecurring Basis
The following tables set forth the Company’s financial assets subject to fair value adjustments on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2021
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$5,513	$5,513	$(5,780)
Other real estate owned	—	—	1,354	1,354	(387)
Total	$—	$—	$6,867	$6,867	$(6,167)
(1) Amounts represent the fair value of collateral for collateral dependent non-accrual loans allocated to the allowance for credit losses. Fair values are determined using actual market prices (Level 2), independent third party valuations and borrower records, discounted as appropriate (Level 3).

	December 31, 2020
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$13,901	$13,901	$(11,326)
Other real estate owned	—	—	1,455	1,455	(286)
Total	$—	$—	$15,356	$15,356	$(11,612)
(1) Amounts represent the fair value of collateral for collateral dependent non-accrual loans allocated to the allowance for credit losses. Fair values are determined using actual market prices (Level 2), independent third party valuations and borrower records, discounted as appropriate (Level 3).

At March 31, 2021, loans totaling $82.0 million were written down to fair value of $68.9 million as a result of individual credit loss allowances of $13.1 million associated with the collateral dependent loans. Loans totaling $97.7 million were written down to fair value of $86.3 million at December 31, 2020 as a result of individual credit loss allowances of $11.4 million associated with the collateral dependent loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	March 31, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$228,621	$228,621	$228,621	$—	$—
Residential mortgage loans held for sale	84,930	84,930	—	84,930	—
Investments available-for-sale	1,427,880	1,427,880	—	1,420,297	7,583
Equity securities	44,847	44,847	44,847	—	—
Loans, net of allowance	10,316,505	10,339,985	—	—	10,339,985
Interest rate swap agreements	6,402	6,402	—	6,402	—
Accrued interest receivable	44,559	44,559	44,559	—	—
Bank owned life insurance	127,567	127,567	—	127,567	—

Financial liabilities:
Time deposits	$1,675,166	$1,687,100	$—	$1,687,100	$—
Other deposits	9,002,586	9,002,586	9,002,586	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	189,318	189,318	—	189,318	—
Advances from FHLB	100,000	100,327	—	100,327	—
Subordinated debt	227,044	217,942	—	—	217,942
Interest rate swap agreements	6,402	6,402	—	6,402	—
Accrued interest payable	4,019	4,019	4,019	—	—

			Fair Value Measurements
	December 31, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$297,003	$297,003	$297,003	$—	$—
Residential mortgage loans held for sale	78,294	78,294	—	78,294	—
Investments available-for-sale	1,348,021	1,348,021	—	1,338,096	9,925
Equity securities	65,760	65,760	65,760	—	—
Loans, net of allowance	10,235,142	10,336,355	—	—	10,336,355
Interest rate swap agreements	9,183	9,183	—	9,183	—
Accrued interest receivable	46,431	46,431	46,431	—	—
Bank owned life insurance	126,887	126,887	—	126,887	—

Financial liabilities:
Time deposits	$1,657,662	$1,674,112	$—	$1,674,112	$—
Other deposits	8,375,407	8,375,407	8,375,407	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	543,157	543,157	—	543,157	—
Advances from FHLB	379,075	390,593	—	390,593	—
Subordinated debt	227,088	227,512	—	—	227,512
Interest rate swap agreements	9,183	9,183	—	9,183	—
Accrued interest payable	3,254	3,254	3,254	—	—

NOTE 18 - SEGMENT REPORTING
Currently, the Company conducts business in three operating segments - Community Banking, Insurance, and Investment Management. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance and Investment Management segments were businesses that were acquired in separate transactions where management of the acquired business was retained. The accounting policies of the segments are the same as those of the Company. However, the segment data reflects inter-segment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees, and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment, and other expenses. Non-cash charges associated with amortization of intangibles were $1.2 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

The Insurance segment is conducted through Sandy Spring Insurance, a subsidiary of the Bank. Sandy Spring Insurance operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel, occupancy, support charges, and other expenses. Non-cash charges associated with amortization of intangibles were immaterial for the three months ended March 31, 2021 and 2020.

The Investment Management segment is conducted through West Financial and RPJ, subsidiaries of the Bank. These asset management and financial planning firms, located in McLean, Virginia and Falls Church, Virginia, respectively, provide comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial and RPJ had approximately $3.6 billion in combined assets under management as of March 31, 2021. Major revenue sources include non-interest income earned on the above services. Expenses include personnel, occupancy, support charges, and other expenses. Non-cash charges associated with amortization of intangibles for the three months ended March 31, 2021 and 2020 were $0.5 million and $0.2 million, respectively.

Information for the operating segments and reconciliation of the information to the Condensed Consolidated Financial Statements for the periods indicated are presented in the following tables:

	Three Months Ended March 31, 2021
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$114,261	$1	$2	$(3)	$114,261
Interest expense	9,664	—	—	(3)	9,661
Provision for credit losses	(34,708)	—	—	—	(34,708)
Non-interest income	21,725	2,151	5,207	(217)	28,866
Non-interest expense	63,695	1,487	3,208	(217)	68,173
Income before income taxes	97,335	665	2,001	—	100,001
Income tax expense	23,838	183	516	—	24,537
Net income	$73,497	$482	$1,485	$—	$75,464

Assets	$12,878,311	$11,504	$56,688	$(73,137)	$12,873,366

	Three Months Ended March 31, 2020
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$83,857	$3	$2	$(4)	$83,858
Interest expense	19,528	—	—	(4)	19,524
Provision for credit losses	24,469	—	—	—	24,469
Non-interest income	13,977	2,129	2,266	(204)	18,168
Non-interest expense	44,655	1,464	1,831	(204)	47,746
Income before income taxes	9,182	668	437	—	10,287
Income tax expense	1	185	114	—	300
Net income	$9,181	$483	$323	$—	$9,987

Assets	$8,917,849	$10,887	$55,657	$(54,791)	$8,929,602

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These principal risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2020 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:
•risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the effectiveness of vaccination programs, the imposition of any shelter in place orders and restrictions on travel; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates;
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
•acquisition risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and costs savings from, and limit any unexpected liabilities associated with, any business combinations;
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

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank (the “Bank”). The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At March 31, 2021, the Company had $12.9 billion in assets, a $0.1 billion increase from total assets at December 31, 2020. The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Sandy Spring Bank is an independent and community-oriented bank that offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. Through its subsidiaries, Sandy Spring Insurance Corporation ("SSIC"), West Financial Services, Inc. ("West") and SSB

Wealth Management, Inc. (d/b/a Rembert Pendleton and Jackson, "RPJ”), the Bank also offers a variety of comprehensive insurance and wealth management services. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. Deposit accounts of the Bank are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

On April 1, 2020 (“Acquisition Date”), the Company completed the acquisition of Revere Bank ("Revere"), headquartered in Rockville, Maryland, resulting in the addition of more than $2.8 billion in assets. At the Acquisition Date, Revere had loans of $2.5 billion and deposits of $2.3 billion. The all-stock transaction resulted in the issuance of 12.8 million common shares and with total consideration valued at approximately $293 million. In addition, on February 1, 2020 the Company acquired RPJ, a wealth advisory firm located in Falls Church, Virginia with approximately $1.5 billion in assets under management on the date the acquisition closed. The results of operations from the Revere and RPJ acquisitions have been included in the consolidated results of operations from the date of the acquisitions. As a result of the growth, the statement of condition, interest and non-interest income and expense increased from the prior year’s quarter.

Current State and Response
The Company's business, financial condition, and results of operations have been affected by the outbreak of the novel coronavirus ("COVID-19" or “pandemic”), which may have adverse effects on its future performance. Both globally and within the United States, the pandemic has resulted in negative impacts and a significant disruption to economic and commercial activity and financial markets. Area jurisdictions continue to monitor and modify their respective pandemic guidelines on a periodic basis. Businesses continue to observe and modify their activities and behaviors to remain in compliance with the jurisdictional directives while concurrently providing consumers with goods and services. These directives have resulted in business and operational disruptions, including business closures, operational reorganizations, supply chain disruptions, and layoffs and furloughs. Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may cause additional harm to our business. Decreased short-term interest rates, such as those announced by the Federal Reserve during the prior year has resulted in a negative impact on our results, as we have certain assets and liabilities that are sensitive to changes in interest rates. Management continually monitors developments, evaluates strategic and tactical initiatives and solutions and allocates the necessary resources to mitigate the negative impact of this significant market disruption caused by the pandemic. For a description of the potential impacts of COVID-19 on the Company, see “Item 1A-Risk Factors” in the Company’s 2020 Annual Report on Form 10-K.

The Company implemented business continuity plans and continues to provide financial services to clients. In response to COVID-19, the Company implemented numerous actions to address the health and safety of employees and clients and to assist clients that have been impacted by the pandemic. A substantial majority of non-branch employees continue to work remotely and clients are served at branches primarily through drive-thru facilities and limited lobby access. As area jurisdictions begin to relax their restrictions, the Company is cautiously executing the first phase of its return to work plan and is preparing to move to the next phase in which it will provide open access to branch lobbies and increase occupancy at its offices..

Current Quarter Financial Overview
The Company recorded net income of $75.5 million ($1.58 per diluted common share) in the current quarter compared to net income of $10.0 million ($0.28 per diluted common share) for the first quarter of 2020 and net income of $56.7 million ($1.19 per diluted common share) for the fourth quarter of 2020.

Core earnings for the current quarter, which exclude the impact of the provision for credit losses, the provision on unfunded loan commitments, merger and acquisition expense, loss on FHLB redemptions, amortization of intangibles and investment securities gains, each on an after-tax basis, were $56.9 million ($1.20 per diluted common share), compared to $29.6 million ($0.85 per diluted common share) for the quarter ended March 31, 2020 and $55.7 million ($1.18 per diluted common share) for the quarter ended December 31, 2020.

The current quarter's provision for credit losses was a credit of $34.7 million as compared to a credit of $4.5 million for the fourth quarter of 2020. The current quarter's large credit for the provision for credit losses compared to the prior quarter is principally the result of a decline in the forecasted unemployment rate and, to a lesser degree, improvements in other forecasted macroeconomic indicators.

The first quarter’s results reflect the following events:

•Total assets at March 31, 2021, grew 44% to $12.9 billion compared to March 31, 2020, primarily due to the Revere acquisition in the second quarter of 2020. During this period, the participation in the Paycheck Protection Program

("PPP" or "PPP Program") resulted in the addition of $1.3 billion in outstanding commercial business loans. As a result of these strategic initiatives, loans and deposits grew by 55% and 62%, respectively.

•The net interest margin was 3.56% for the first quarter of 2021, compared to 3.29% for the same quarter of 2020, and 3.38% for the fourth quarter of 2020. Excluding the impact of the amortization of the fair value marks derived from acquisitions, the current quarter’s net interest margin would have been 3.46%, compared to 3.27% for first quarter of 2020, and 3.31% for the fourth quarter of 2020.

•The provision for credit losses was a credit of $34.7 million for the current quarter compared to the prior quarter’s credit to the provision of $4.5 million. The significant credit to the provision was primarily the result of the improvement in the forecasted unemployment rate.

•Non-interest income for the current quarter increased by 59% or $10.7 million compared to the prior year quarter, as a result of a 235% increase in income from mortgage banking activities and 25% growth in wealth management income as a result of the acquisition of RPJ in the first quarter of the prior year.

•Non-interest expense increased $20.4 million or 43% for the first quarter of 2021, compared to the prior year quarter. This increase was driven primarily by two factors: the impact of the acquisitions of Revere and RPJ, which increased compensation and operational costs, in addition to intangible asset amortization, and $9.1 million in prepayment penalties incurred on the early redemption of FHLB advances in the first quarter of the current year.

•Return on average assets (“ROA”) for the quarter ended March 31, 2021 was 2.39% and return on average tangible common equity (“ROTCE”) was 28.47%. This compares to ROA of 1.78% and ROTCE of 21.89% for the prior quarter. Non-GAAP core ROA for the current quarter was 1.80% compared to 1.37% for the prior year quarter. The non-GAAP core ROTCE was 21.48% for the quarter ended March 31, 2021 compared to 15.85% for the first quarter of 2020.

•GAAP efficiency ratio for the first quarter of 2021 decreased to 51.08% compared to 57.87% for the first quarter of the prior year. The non-GAAP efficiency ratio for the first quarter of 2021 was 42.65% compared to 54.76% for the first quarter of the prior year and 45.09% for the fourth quarter of 2020.

•During the quarter, the dividend was increased to $0.32 from $0.30 per common share.

Summary of First Quarter Results

Balance Sheet and Credit Quality
Total assets at March 31, 2021 were $12.9 billion, as compared to $8.9 billion at March 31, 2020, primarily as a result of the acquisition of Revere during the second quarter of 2020 and, to a lesser degree, participation in the PPP Program. During this period, total loans grew by 55% to $10.4 billion at March 31, 2021, compared to $6.7 billion at March 31, 2020. Excluding PPP loans, total loans grew 36% to $9.1 billion at March 31, 2021. Commercial loans, excluding PPP loans, grew 49% or $2.5 billion. The residential mortgage loan portfolio decreased 8% year-over-year as the significant majority of loan originations during the past year were sold in the secondary market. Consumer loan growth during the year was 9%, primarily the result of the acquisition. Deposit growth was 62% during the past twelve months, as noninterest-bearing deposits experienced growth of 94% and interest-bearing deposits grew 48%. This growth was driven mainly by the Revere acquisition and, to a lesser extent, the PPP program.

During the current quarter the Company originated $446.0 million in first and second draw loans under the reinitiated PPP program. During the quarter, the Company recognized $7.9 million of fees into interest income from the total fees received under the program. In addition to processing applications for new loans under the reinitiated PPP program, the Company began accepting digital PPP forgiveness applications. As of April 22, 2021, $282.0 million of the Company's PPP loans have been granted forgiveness by the SBA.

During the first quarter of 2021, total loans, excluding PPP, declined $194.7 million as compared to December 31, 2020. This decline was a reflection of the high level of early pay-offs coupled with lower seasonally affected loan production. It is believed that this trend is temporary, and that due to the current credit resiliency of the portfolio and significant availability of liquidity, the Company is well positioned for future loan growth.

At the end of the current quarter, 176 loans with an aggregate balance of $233.0 million remain in deferral status. Currently, the vast majority of loans that had been granted modifications/deferrals due to pandemic related financial stress have returned to their original payment plans. Non-accrual loans comprised $56.7 million of loans that remain in deferral status at current quarter end.

At March 31, 2021, stockholders’ equity grew 35% to $1.5 billion compared to March 31, 2020 as a result of the equity issuance associated with the Revere acquisition in addition to net earnings over the preceding twelve months. As a result, tangible common equity increased to $1.1 billion or 8.90% of tangible assets at March 31, 2021, compared to $726.8 or 8.51% at March 31, 2020. The year-over-year change in tangible common equity includes the effects of the increase in tangible assets and goodwill associated with the Revere acquisition. Excluding the impact of the PPP program from tangible assets at March 31, 2021, the tangible common equity ratio would be 9.94%. At March 31, 2021, the Company had a total risk-based capital ratio of 15.49%, a common equity Tier 1 risk-based capital ratio of 12.09%, a Tier 1 risk-based capital ratio of 12.09% and a Tier 1 leverage ratio of 9.14%.

The level of non-performing loans to total loans increased to 0.94% at March 31, 2021, compared to 0.80% at March 31, 2020, and decreased from 1.11% at December 31, 2020. At March 31, 2021, non-performing loans totaled $98.7 million, compared to $54.0 million at March 31, 2020, and $115.5 million at December 31, 2020. During the current quarter, the Company realized the full settlement of $16.0 million in non-accrual loans and recognized $1.3 million in interest income. Non-performing loans include non-accrual loans, accruing loans 90 days or more past due and restructured loans. Loans placed on non-accrual during the current quarter amounted to $0.4 million compared to $2.4 million for the prior year quarter and $54.7 million in the fourth quarter of 2020. Loans in non-accrual status at quarter end included a small number of large borrowing relationships within the hospitality sector with an aggregate balance of $43.8 million. These large relationships are collateral dependent and required no individual reserves due to sufficient values of the underlying collateral.

The Company recorded net charge-offs of $0.3 million for the first quarter of 2021 as compared to net charge-offs of $0.5 million for both the first quarter of 2020 and fourth quarter of 2020.

The allowance for credit losses was $130.4 million or 1.25% of outstanding loans and 132% of non-performing loans at March 31, 2021, compared to $165.4 million or 1.59% of outstanding loans and 143% of non-performing loans at December 31, 2020. Excluding PPP loans, the allowance for credit losses to outstanding loans was 1.43% and 1.77%, at March 31, 2021 and December 31, 2020, respectively.

Quarterly Results of Operations
Net interest income for the first quarter of 2021 increased 63% compared to the first quarter of 2020, driven by the Revere acquisition. The PPP program contributed a net of $10.9 million to net interest income for the quarter, of which $7.9 million represented PPP fees. The net interest margin for the first quarter of 2021 was 3.56% as compared to 3.29% for the first quarter of 2020. Excluding the net $2.9 million impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for the current quarter would have been 3.46% compared to the adjusted net interest margin of 3.27% for the first quarter of the prior year.

The provision for credit losses was a credit of $34.7 million for the first quarter of 2021, compared to a provision of $24.5 million for the first quarter of 2020 and a credit of $4.5 million for the fourth quarter of 2020. The significant credit in the current quarter’s provision for credit losses, compared to the prior quarter's credit to the provision, reflects the impact of the improvement in the most recent forecasted unemployment rate for the metropolitan statistical area of the Bank. Other economic metrics and factors also contributed to growth in the current quarter's credit to the provision, which were partially offset by qualitative factors applied in the determination of the allowance.

Non-interest income increased $10.7 or 59% during the current quarter compared to the same quarter of the prior year. Income from mortgage banking activities increased by $7.1 million during the current quarter compared to the prior year quarter. Mortgage banking income declined to $10.2 million for the three months ended March 31, 2021 compared to $14.5 million for the previous quarter as a result of decreasing margins on the volume of mortgages sold during the quarter. Additionally, wealth management income increased $1.8 million as a result of the first quarter 2020 acquisition of RPJ. During the quarter, other non-interest income increased $2.1 million compared to the same quarter of last year due to income from loan pay-off activity. The growth of these three categories of non-interest income more than compensated for the decline in service fee income from the prior year quarter.

Non-interest expense grew 43% or $20.4 million compared to the prior year quarter. The current quarter's results contained prepayment penalties of $9.1 million from the early redemption of $279.0 million of FHLB advances with an average rate of 2.63%. Excluding the impact of the prepayment penalties and merger and acquisition expense, non-interest expense grew 27% year-over-year primarily as a result of the compensation and operational costs relating to the 2020 Revere and RPJ acquisitions, in addition to the increase in FDIC insurance and the amortization of intangible assets.

The GAAP efficiency ratio for the first quarter of 2021 improved to 51.08% compared to 57.87% for the first quarter of 2020 as revenue increased at a faster rate than non-interest expense. The erosion in the current quarter's ratio compared to the previous quarter's ratio of 46.69% was due to the increase in the current quarter in non-interest expense as a result of the loss on the redemption of the FHLB advances. The non-GAAP efficiency ratio was 42.65% for the current quarter as compared to 54.76% for the first quarter of 2020 and 45.09% for the fourth quarter of 2020. The improvement in the efficiency ratio from the first quarter of last year and the prior quarter to the current year quarter was the result of the rate of growth in non-GAAP revenue outpacing the non-GAAP non-interest expense growth rate.

Results of Operations
For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

For the first quarter of 2021 the Company realized net income of $75.5 million ($1.58 per diluted common share) compared to net income of $10.0 million ($0.28 per diluted common share) for the first quarter of 2020 and net income of $56.7 million ($1.19 per diluted common share) for the previous quarter.

The current year's quarterly results compared to the prior year quarter includes the impact of the second quarter 2020 acquisition of Revere. In addition, the current quarter included a credit to the provision for credit losses of $34.7 million as compared to the prior year's quarter. On a linked quarter basis, the provision for credit losses was a credit of $4.5 million. The significant credit for the provision for credit losses in the current quarter, compared to the prior quarter, was principally driven by the decline in the forecasted unemployment rate and, to a lesser degree, improvements in other forecasted macroeconomic indicators.

For the current quarter, core earnings, which excludes the impact of the provision for credit losses, provision on unfunded loan commitments, merger and acquisition expense, loss on FHLB redemptions, amortization of intangibles and investment securities gains, each on an after-tax basis, were $56.9 million ($1.20 per diluted common share), compared to $29.6 million ($0.85 per diluted common share) for the quarter ended March 31, 2020 and $55.7 million ($1.18 per diluted common share) for the quarter ended December 31, 2020.

Net Interest Income
Net interest income for the first quarter of 2021 increased 63% to $104.6 million compared to $64.3 million for the first quarter of 2020. On a tax-equivalent basis, net interest income for the first quarter of 2021 was $105.6 million compared to $65.4 million for the first quarter of 2020. The increase in net interest income was primarily the result of the Revere acquisition. Additionally, the PPP program generated pre-tax interest income of $10.9 million during the current quarter, of which $7.9 million represented recognized PPP fees. Overall, year-to-date, interest income increased 36% while interest expense decreased 51% as compared to the same period in the prior year.

The net interest margin for the current quarter was 3.56%, compared to the net interest margin for the first quarter of 2020 of 3.29%. Compared to the prior year’s quarter, the yield on $12.0 billion of average interest-earning assets was 3.88% compared to 4.27% on average interest-earning assets of $8.0 billion for the prior year quarter. The average rate paid on interest-bearing liabilities for the current quarter declined to 0.50% compared to 1.40% for the prior year quarter. Excluding the $2.9 million impact from the amortization of the fair value marks derived from acquisitions, the net interest margin would have been 3.46% compared to the adjusted net interest margin of 3.27% for the first quarter of 2020.

Average interest-earning assets increased by 50% and average interest-bearing liabilities increased by 38% in the first quarter of 2021 compared to the first quarter of 2020. Average noninterest-bearing deposits increased 89% in the first quarter of 2021 as compared to the same quarter of the prior year. The percentage of average noninterest-bearing deposits to total average deposits increased to 33% in the current quarter compared to 28% in the first quarter of 2020. The primary cause of these increases was the acquisition of Revere during the second quarter of 2020 and, to a lesser extent, the PPP program and its impact on commercial loans and noninterest-bearing deposits. At March 31, 2021 and 2020, average total loans comprised 86% and 84% of average interest-earning assets with an average yield of 4.22% and 4.57%, respectively. The average yield on investment securities decreased to 1.92% for the quarter ended March 31, 2021, from 2.73% at March 31, 2020. The decline in the overall average yield on interest-earning assets from 4.27% at March 31, 2020 to 3.88% at March 31, 2021, was driven by downward movement of market interest rates. The impact of the decline in the yield on average interest-earning assets was partially mitigated by the 90 basis point decline in the average rate paid on average interest-bearing liabilities, as the rate paid decreased from 1.40% for the first quarter of 2020 to 0.50% for the first quarter of 2021. During this period, the 89 basis point decline in the average rate paid on interest-bearing deposits was the result of the reduction in rates paid on money market savings and time deposits. While the general market rate decline affected deposit rates, the average rate paid on time deposits declined further as a result of amortization of the fair value mark associated with the Revere acquisition. Excluding the amortization of all the fair value marks, the average rate paid on total average interest-bearing liabilities was 0.59%.

Consolidated Average Balances, Yields and Rates
	Three Months Ended March 31,
	2021			2020
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$3,634,174	$38,354	4.28%	$2,202,461	$25,265	4.61%
Commercial owner-occupied real estate loans	1,638,885	18,680	4.62	1,285,257	15,206	4.76
Commercial AD&C loans	1,049,597	10,396	4.02	659,494	8,329	5.08
Commercial business loans	2,291,097	24,794	4.39	819,133	10,177	5.00
Total commercial loans	8,613,753	92,224	4.34	4,966,345	58,977	4.78
Residential mortgage loans	1,066,714	9,544	3.58	1,139,786	10,741	3.77
Residential construction loans	179,925	1,606	3.62	145,266	1,561	4.32
Consumer loans	496,578	4,545	3.71	465,314	5,156	4.46
Total residential and consumer loans	1,743,217	15,695	3.62	1,750,366	17,458	4.01
Total loans (2)	10,356,970	107,919	4.22	6,716,711	76,435	4.57
Loans held for sale	82,263	537	2.61	35,030	291	3.32
Taxable securities	915,625	3,899	1.70	972,609	6,322	2.60
Tax-advantaged securities	491,830	2,840	2.31	206,475	1,737	3.37
Total investment securities (3)	1,407,455	6,739	1.92	1,179,084	8,059	2.73
Interest-bearing deposits with banks	182,095	46	0.10	63,533	180	1.14
Federal funds sold	641	—	0.09	260	1	1.23
Total interest-earning assets	12,029,424	115,241	3.88	7,994,618	84,966	4.27
Less: allowance for credit losses	(163,229)			(61,962)
Cash and due from banks	106,259			69,618
Premises and equipment, net	56,369			58,346
Other assets	772,716			638,722
Total assets	$12,801,539			$8,699,342

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,365,652	236	0.07%	$840,415	697	0.33%
Regular savings deposits	444,296	56	0.05	331,119	73	0.09
Money market savings deposits	3,410,589	1,463	0.17	1,848,290	4,650	1.01
Time deposits	1,728,543	3,075	0.72	1,616,643	8,098	2.01
Total interest-bearing deposits	6,949,080	4,830	0.28	4,636,467	13,518	1.17
Other borrowings	189,851	53	0.11	236,806	580	0.99
Advances from FHLB	376,984	2,276	2.45	531,989	3,145	2.38
Subordinated debentures	227,072	2,502	4.41	206,794	2,281	4.41
Total borrowings	793,907	4,831	2.47	975,589	6,006	2.48
Total interest-bearing liabilities	7,742,987	9,661	0.50	5,612,056	19,524	1.40
Noninterest-bearing demand deposits	3,394,110			1,797,227
Other liabilities	187,292			160,008
Stockholders' equity	1,477,150			1,130,051
Total liabilities and stockholders' equity	$12,801,539			$8,699,342

Tax-equivalent net interest income and spread		105,580	3.38%		65,442	2.87%
Less: tax-equivalent adjustment		980			1,108
Net interest income		$104,600			$64,334

Interest income/earning assets			3.88%			4.27%
Interest expense/earning assets			0.32%			0.98
Net interest margin			3.56%			3.29%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.50% and 25.45% for 2021 and 2020, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.0 million and $1.1 million in 2021 and 2020, respectively.
(2)Non-accrual loans are included in the average balances.

(3)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise tax-equivalent net interest income:

	2021 vs. 2020			2020 vs. 2019
	Increase Or (Decrease)	Due to Change In Average*:		Increase Or (Decrease)	Due to Change In Average*:
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$13,089	$15,019	$(1,930)	$(464)	$3,051	$(3,515)
Commercial owner-occupied real estate loans	3,474	3,940	(466)	820	1,012	(192)
Commercial AD&C loans	2,067	4,076	(2,009)	(1,551)	(228)	(1,323)
Commercial business loans	14,617	15,995	(1,378)	(631)	552	(1,183)
Residential mortgage loans	(1,197)	(670)	(527)	(1,047)	(863)	(184)
Residential construction loans	45	325	(280)	(402)	(459)	57
Consumer loans	(611)	317	(928)	(1,174)	(567)	(607)
Loans held for sale	246	318	(72)	99	151	(52)
Taxable securities	(2,423)	(351)	(2,072)	346	1,419	(1,073)
Tax-advantaged securities	1,103	1,778	(675)	(436)	(308)	(128)
Interest-bearing deposits with banks	(134)	129	(263)	(14)	121	(135)
Federal funds sold	(1)	—	(1)	(4)	(2)	(2)
Total tax-equivalent interest income	30,275	40,876	(10,601)	(4,458)	3,879	(8,337)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(461)	273	(734)	397	68	329
Regular savings deposits	(17)	21	(38)	(20)	—	(20)
Money market savings deposits	(3,187)	2,253	(5,440)	(1,657)	677	(2,334)
Time deposits	(5,023)	512	(5,535)	318	318	—
Other borrowings	(527)	(99)	(428)	182	164	18
Advances from FHLB	(869)	(956)	87	(2,919)	(2,340)	(579)
Subordinated debentures	221	221	—	1,790	1,880	(90)
Total interest expense	(9,863)	2,225	(12,088)	(1,909)	767	(2,676)
Tax-equivalent net interest income	$40,138	$38,651	$1,487	$(2,549)	$3,112	$(5,661)
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's total tax-equivalent interest income increased 36% for the first quarter of 2021 compared to the prior year quarter. The previous table reflects the growth in average interest-earning assets over the prior year quarter as average total loans grew 54% and average investment securities grew 19%. Increases occurred in most categories of interest-earning assets from the Revere acquisition and, to a lesser extent, the PPP program. Mortgage loans decreased as a result of sales in the secondary market of the majority of the new money and refinance loan originations during the past twelve months.

The average yield on interest-earning assets declined to 3.88% for the current quarter compared to 4.27% for the same period of the prior year. The average yields on loans and investment securities for the current quarter decreased by 35 and 81 basis points, respectively, compared to the prior year quarter as market rates declined during the period. The amortization of the fair value premiums positively impacted the current quarter’s yield on average loans by five basis points while the impact of PPP loans provided a negative impact of six basis points. The decrease in the yield on investments was driven by the decline in yields during the year as proceeds from maturities and calls were reinvested in securities at the lower available rates. The combined decrease in the yield on loans and the investment portfolio resulted in the 39 basis point decline in the yield on interest-earning assets from period to period. Excluding the PPP program and the amortization of fair value marks, the yield on interest-earning assets would have been 3.84%.

Interest Expense
Interest expense decreased 51% in the first quarter of 2021 compared to the first quarter of 2020. The decrease from period to period was attributable to two factors: the decline in general market rates that occurred over the previous twelve months and the impact of the amortization of the acquisition fair value marks. The combined impact of the general decline in market rates and amortization of fair value marks resulted in the 0.28% average rate paid on interest-bearing deposits for the current quarter compared to 1.17% for the same period of the prior year. The main driver in the 89 basis point decline in the average rate paid on interest-bearing deposits in the current quarter versus in the prior year quarter were the notable decreases in the rates paid on money market savings and time deposits. Contributing to the decline in the average rate paid on deposits was the $1.5 million in amortization of fair value marks on time deposits for the current quarter. Excluding the amortization of the fair value marks, the average rate paid on interest-bearing deposits would have been 0.37%.

As a result of the general decline in market interest rates, the average rate on interest-bearing liabilities for the current quarter, driven by the decline in deposit rates, declined to 0.50% from 1.40% as compared to the prior year quarter. After excluding the fair value amortization, the average rate paid on interest-bearing liabilities would have been 0.59%. The average rate paid also benefited from the growth in average noninterest-bearing deposits that increased to 33% of average deposits in the current quarter compared to 28% in the prior year’s first quarter.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2021/2020	2021/2020
(Dollars in thousands)	2021	2020	$ Change	% Change
Securities gains	$58	$169	$(111)	(65.7%)
Service charges on deposit accounts	1,852	2,253	(401)	(17.8)
Mortgage banking activities	10,169	3,033	7,136	235.3
Wealth management income	8,730	6,966	1,764	25.3
Insurance agency commissions	2,153	2,129	24	1.1
Income from bank owned life insurance	680	645	35	5.4
Bank card fees	1,518	1,320	198	15.0
Other income	3,706	1,653	2,053	124.2
Total non-interest income	$28,866	$18,168	$10,698	58.9

Total non-interest income increased 59% to $28.9 million for the first quarter of 2021 compared to $18.2 million for the first quarter of 2020. This $10.7 million increase was driven predominantly by a $7.1 million increase in income from mortgage banking activities, a $1.8 million increase in wealth management income and the $2.1 million increase in other non-interest income. The growth in these categories more than compensated for the $0.4 million decline in service fees during the period.

Further detail by type of non-interest income follows:
•Service charges on deposit accounts decreased 18% in the first quarter of 2021, compared to the first quarter of 2020, as net returned check charges have declined during the period.
•Income from mortgage banking activities increased by $7.1 million or 235% in the first quarter of 2021 as compared to the first quarter of 2020. The increased income from mortgage banking activities was attributable to increased refinancing activity. The Company sells the majority of its mortgage loan production for gains versus retaining them in the loan portfolio.
•Wealth management income increased 25% for the first quarter of 2021, as compared to the first quarter of 2020. This increase reflects the impact of the acquisition of RPJ, which was acquired in the first quarter of 2020. Trust service fees increased 4% compared to the first quarter of 2020. Overall total assets under management increased to $5.4 billion at March 31, 2021 compared to $4.0 billion at March 31, 2020.
•Income from bank owned life insurance increased by 5% in the first quarter of 2021, compared to the first quarter of 2020, as a result of the additional policies from the Revere acquisition.
•Bank card income increased 15% in the first quarter of 2021, compared to the first quarter of 2020, due to a rise in consumer transaction volume.
•Other non-interest income increased $2.1 million or 124% in the first quarter of 2021, compared to the first quarter of 2020, due to income from loan pay-off activity.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2021/2020	2021/2020
(Dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$36,652	$28,053	$8,599	30.7%
Occupancy expense of premises	5,487	4,581	906	19.8
Equipment expense	3,222	2,751	471	17.1
Marketing	1,212	1,189	23	1.9
Outside data services	2,283	1,582	701	44.3
FDIC insurance	1,492	482	1,010	209.5
Amortization of intangible assets	1,697	600	1,097	182.8
Merger and acquisition expense	45	1,454	(1,409)	(96.9)
Professional fees and services	1,731	1,826	(95)	(5.2)
Other expenses	14,352	5,228	9,124	174.5
Total non-interest expense	$68,173	$47,746	$20,427	42.8

Non-interest expense increased 43% to $68.2 million in the first quarter of 2021 compared to $47.7 million in the first quarter of 2020. The year-over-year $20.4 million growth was driven by two factors: the impact of the acquisitions of Revere and RPJ, which increased operational and compensation costs, in addition to the associated increase in intangible asset amortization, and the prepayment penalties incurred on the early redemption of FHLB advances. Further detail by category of non-interest expense follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased 31% in the first quarter of 2021 compared to the same period of the prior year, as a result of staffing increases from the 2020 acquisitions. The remainder of the increase was due to incentives earned from mortgage loan production and commission compensation. The average number of full-time equivalent employees rose as a result of acquisition to 1,139 in the first quarter of 2021 compared to 943 in the first quarter of 2020.
•Occupancy and equipment expenses for the quarter increased a combined 19% compared to the prior year quarter as a result of the cost associated with the additional branches and business offices.
•Marketing expense increased 2% compared to the prior year as a result of increased advertising initiatives.
•FDIC insurance expense increased by $1.0 million, due to the combined result of the asset growth from the Revere acquisition coupled with the impact that the pandemic had on credit metrics applied in determining the Company's deposit insurance assessment rate.
•Outside data service expense grew 44% driven by the contractual data services with volume-based components.
•Professional fees and services decreased 5% from the prior year quarter due to decreased costs associated with credit management.
•Amortization of intangible assets increased primarily as a result of the amortization expense from the core deposit intangible asset recognized in the Revere transaction, and to a lesser degree, the amortization of intangibles acquired from the RPJ acquisition.

Income Taxes
The Company had income tax expense of $24.5 million in the first quarter of 2021, compared to income tax expense of $0.3 million in the first quarter of 2020. The resulting effective tax rate was 24.5% for the first quarter of 2021 compared to an effective tax rate of 2.9% for the first quarter of 2020. The increase in the effective tax rate for the current quarter compared to the prior year quarter was the result of the impact of a tax provision contained in the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") legislation passed in the first quarter of 2020 that expanded the time permitted to utilize previous net operating losses. The Company applied this change in conjunction with the 2018 acquisition of WashingtonFirst Bankshares, Inc. to realize a tax benefit of $1.8 million in the prior year quarter.

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

Non-GAAP Financial Measures
The Company uses a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional efficiency ratio better focuses attention on the operating performance of the Company over time than does a GAAP efficiency ratio and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing non-interest expense. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the non-GAAP efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes merger and acquisition expense, the amortization of intangibles, and other non-recurring expenses, such as early prepayment penalties on FHLB advances. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which may vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income. The GAAP efficiency ratio in the first quarter of 2021 was 51.08% compared to 57.87% for the first quarter of 2020, as revenue growth of 62% outpaced the 43% growth in non-interest expense during the period. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio was 42.65% in the first quarter of 2021 compared to 54.76% in the first quarter of 2020. The improvement in the current year’s non-GAAP efficiency ratio compared to the prior year, was the result of the 61% rate of growth in non-GAAP revenue which outpaced the 25% growth in the non-GAAP non-interest expense.

In addition, the Company uses pre-tax, pre-provision income adjusted for merger and acquisition expense as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adjusting the provision for credit losses, merger and acquisition expense and the provision for income taxes from net income. Pre-tax, pre-provision income, excluding merger and acquisition expense, increased for the first quarter of 2021 compared to the first quarter of 2020, driven by the positive net impact that the 2020 acquisitions had on net revenues.

The Company has presented core earnings, core earnings per share, core return on average assets and core return on average tangible common equity in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Core earnings reflect net income exclusive of the provision for credit losses, provision for unfunded loan commitments, merger and acquisition expense, loss on FHLB redemptions, and investment securities gains, in each case net of tax. At March 31, 2021, core earnings were $56.9 million ($1.20 per diluted common share), compared to $29.6 million ($0.85 per diluted common share) for the quarter ended March 31, 2020. Average tangible assets and average tangible common equity represents average assets and average stockholders’ equity, respectively, adjusted for average goodwill and average intangible assets, net. For the three months ended March 31, 2021, the non-GAAP core ROA was 1.80% compared to 1.37% for the prior year quarter. The non-GAAP core ROTCE was 21.48% for the quarter ended March 31, 2021 compared to 15.85% for the first quarter of 2020.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Pre-tax pre-provision pre-merger income:
Net income (GAAP)	$75,464	$9,987
Plus non-GAAP adjustments:
Merger and acquisition expense	45	1,454
Income tax expense	24,537	300
Provision/ (credit) for credit losses	(34,708)	24,469
Pre-tax pre-provision pre-merger income	$65,338	$36,210

Efficiency ratio (GAAP):
Non-interest expense	$68,173	$47,746

Net interest income plus non-interest income	$133,466	$82,502

Efficiency ratio (GAAP)	51.08%	57.87%

Efficiency ratio (non-GAAP):
Non-interest expense	$68,173	$47,746
Less non-GAAP adjustments:
Amortization of intangible assets	1,697	600
Loss on FHLB redemption	9,117	—
Merger and acquisition expense	45	1,454
Non-interest expense - as adjusted	$57,314	$45,692

Net interest income plus non-interest income	$133,466	$82,502
Plus non-GAAP adjustment:
Tax-equivalent income	980	1,108
Less non-GAAP adjustment:
Securities gains	58	169
Net interest income plus non-interest income - as adjusted	$134,388	$83,441

Efficiency ratio (non-GAAP)	42.65%	54.76%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Core earnings (non-GAAP):
Net income (GAAP)	$75,464	$9,987
Plus/ (less) non-GAAP adjustments (net of tax):
Provision/ (credit) for credit losses	(25,857)	18,242
Provision/ (credit) for credit losses on unfunded loan commitments	(705)	—
Merger and acquisition expense	34	1,084
Amortization of intangible assets	1,264	447
Loss on FHLB redemption	6,792	—
Investment securities gains	(43)	(126)
Core earnings (non-GAAP)	$56,949	$29,634

Core earnings per common share (non-GAAP):
Weighted-average shares outstanding - diluted (GAAP)	47,415,060	34,743,623

Earnings per diluted common share (GAAP)	$1.58	$0.28
Core earnings per diluted common share (non-GAAP)	$1.20	$0.85

Core return on average assets (non-GAAP):
Average assets (GAAP)	$12,801,539	$8,699,342

Return on average assets (GAAP)	2.39%	0.46%
Core return on average assets (non-GAAP)	1.80%	1.37%

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,477,150	$1,130,051
Average goodwill	(370,223)	(366,044)
Average other intangible assets, net	(31,896)	(11,810)
Average tangible common equity (non-GAAP)	$1,075,031	$752,197

Return on average tangible common equity (GAAP)	28.47%	5.34%
Core return on average tangible common equity (non-GAAP)	21.48%	15.85%

FINANCIAL CONDITION
The Company’s total assets were $12.9 billion at March 31, 2021, as compared to $12.8 billion at December 31, 2020. During this period, total loans remained level at $10.4 billion at March 31, 2021, compared to December 31, 2020. Deposit growth was 6% from December 31, 2020 to March 31, 2021, as noninterest-bearing deposits experienced growth of 13% and interest-bearing deposits grew 3%. Deposit growth was also positively affected by the influx of funds from the second round of the PPP program, as loan funds were placed in existing deposit accounts at the Bank. The growth in deposits resulted in the loan to deposit ratio declining to 97.8% at March 31, 2021 from 103.7% at December 31, 2020.

Loans
Excluding PPP loans, total loans declined 2% to $9.1 billion at March 31, 2021 from $9.3 billion at year-end 2020, a decline of $194.7 million. This decline was a reflection of the high level of early pay-offs coupled with lower seasonally affected loan production. It is believed that this trend is temporary and that due to the current credit resiliency of the portfolio and significant availability of liquidity the Company is well positioned for future loan growth. Commercial loans, excluding PPP loans, declined $77.1 million or 1% from December 31, 2020. The remainder of the loan portfolio also declined 7% in the first quarter of 2021, principally in the residential real estate portfolio as the majority of the purchase money and refinance loan originations have been sold in the secondary market.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	March 31, 2021		December 31, 2020		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial owner-occupied real estate	$3,652,418	35.0%	$3,634,720	34.9%	$17,698	0.5%
Commercial investor real estate	1,644,848	15.7	1,642,216	15.8	2,632	0.2
Commercial AD&C	1,051,013	10.1	1,050,973	10.1	40	—
Commercial business	2,411,109	23.1	2,267,548	21.8	143,561	6.3
Total commercial loans	8,759,388	83.9	8,595,457	82.6	163,931	1.9
Residential real estate:
Residential mortgage	1,022,546	9.8	1,105,179	10.6	(82,633)	(7.5)
Residential construction	171,028	1.6	182,619	1.8	(11,591)	(6.3)
Consumer	493,904	4.7	517,254	5.0	(23,350)	(4.5)
Total residential and consumer loans	1,687,478	16.1	1,805,052	17.4	(117,574)	(6.5)
Total loans	$10,446,866	100.0%	$10,400,509	100.0%	$46,357	0.4

During the current quarter the Company originated $446.0 million in first and second draw loans under the reinitiated PPP program. During the quarter, the Company recognized $7.9 million of fees into interest income from the total fees received under the program. In addition to processing applications for new loans under the reinitiated PPP program, the Company began accepting digital PPP forgiveness applications. As of April 22, 2021, $282.0 million of the Company's PPP loans have been granted forgiveness by the SBA. Overall, the Company has originated approximately 8,400 PPP loans amounting to $1.6 billion of which $1.3 billion are outstanding at March 31, 2021.

From March 2020 through March 31, 2021, the Company granted payment modifications or deferrals to clients who have suffered financial hardship due to the COVID-19 pandemic. At the end of the current quarter, 176 loans with an aggregate balance of $233.0 million remain in deferral status, of which non-accrual loans comprised $56.7 million. Currently, the vast majority of loans that had been granted modifications/deferrals due to pandemic related financial stress have returned to their original payment plans.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	March 31, 2021		December 31, 2020		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Investments available-for-sale:
U.S. treasuries and government agencies	$48,086	3.3%	$43,297	3.1%	$4,789	11.1%
State and municipal	366,032	24.9	390,367	27.6	(24,335)	(6.2)%
Mortgage-backed and asset-backed	1,006,179	68.3	904,432	64.0	101,747	11.2%
Corporate debt	7,583	0.5	9,925	0.7	(2,342)	(23.6)%
Total available-for-sale securities	1,427,880	97.0	1,348,021	95.4	79,859	5.9%

Other equity:
Federal Reserve Bank stock	34,028	2.3	38,650	2.7	(4,622)	(12.0)%
Federal Home Loan Bank of Atlanta stock	10,142	0.7	26,433	1.9	(16,291)	(61.6)%
Other equity securities	677	—	677	—	—	—%
Total other equity securities	44,847	3.0	65,760	4.6	(20,913)	(31.8)%
Total securities(3)	$1,472,727	100.0%	$1,413,781	100.0%	$58,946	4.2%

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. At March 31, 2021, 95% of the investment portfolio was invested in Aaa/AAA or Aa/AA-rated securities. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. At March 31, 2021 the duration of the portfolio increased to 5.3 years compared to 4.2 years at December 31, 2020, as a result of the re-investment of cash flows from the portfolio at lower rates due to maturities in the current year. The portfolio possesses low credit risk and provides a source of liquidity necessary to meet loan and operational demands.

Other Earning Assets
Residential mortgage loans held for sale increased to $84.9 million at March 31, 2021, compared to $78.3 million at December 31, 2020, as a result of the timing of sales of mortgages. The Company continues to sell the majority of its mortgage loan production in the secondary market. The aggregate of interest-bearing deposits with banks and federal funds sold decreased by $75.5 million at March 31, 2021 compared to December 31, 2020 due to the timing of certain funding requirements.

Deposits
The composition of deposits at the periods indicated is presented in the following table:

	March 31, 2021		December 31, 2020		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$3,770,852	35.3%	$3,325,547	33.1%	$445,305	13.4%
Interest-bearing deposits:
Demand	1,395,209	13.1	1,292,164	12.9	103,045	8.0
Money market savings	3,371,400	31.6	3,339,645	33.3	31,755	1.0
Regular savings	465,125	4.3	418,051	4.2	47,074	11.3
Time deposits of less than $100,000	474,684	4.4	509,919	5.1	(35,235)	(6.9)
Time deposits greater than $100,000 and less than $250,000	774,668	7.3	670,717	6.7	103,951	15.5
Time deposits of $250,000 or more	425,814	4.0	477,026	4.7	(51,212)	(10.7)
Total interest-bearing deposits	6,906,900	64.7	6,707,522	66.9	199,378	3.0
Total deposits	$10,677,752	100.0%	$10,033,069	100.0%	$644,683	6.4

Deposits and Borrowings
Total deposits increased by 6% to $10.7 billion at March 31, 2021 from $10.0 billion at December 31, 2020. This increase was positively affected by the influx of funds from the re-initiated PPP program in the first quarter of 2021, as a portion of the $446.0 million in PPP loan fundings were placed in existing deposit accounts at the Bank until utilized by the respective borrowers. This resulted in noninterest-bearing deposits increasing 13% and interest-bearing deposits increasing 3%. At March 31, 2021, interest-bearing deposits represented 65% of deposits with the remaining 35% in noninterest-bearing balances, compared to 67% and 33%, respectively, at December 31, 2020. Growth of interest-bearing deposits from December 31, 2020 through March 31, 2021 occurred in demand deposit, money market and regular savings accounts, the result of PPP fundings deposited principally in commercial deposit accounts. Total time deposits remained relatively stable during this period.

Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity remained stable and was $1.5 billion at March 31, 2021 compared to December 31, 2020. The ratio of average equity to average assets was 11.54% for the three months ended March 31, 2021, as compared to 11.34% for the three months ended December 31, 2020. This ratio was 12.99% for the first quarter of 2020 and declined compared to the current quarter due to the increase in average assets as compared to the increase in average equity as a result of the Revere acquisition.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Regulatory Requirements
	March 31, 2021	December 31, 2020
Tier 1 leverage	9.14%	8.92%	4.00%

Common equity tier 1 capital to risk-weighted assets	12.09%	10.58%	4.50%

Tier 1 capital to risk-weighted assets	12.09%	10.58%	6.00%

Total capital to risk-weighted assets	15.49%	13.93%	8.00%

As of March 31, 2021, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The increases in the ratios at March 31, 2021 from December 31, 2020 were driven by the first quarter's net income coupled with a decline in risk-based assets during the period. During 2020, the Company elected to apply the provisions of the CECL deferral transition in the determination of its risk-based capital ratios. At March 31, 2021, the impact of the application of this deferral transition provided an additional $15.3 million in Tier 1 capital and resulted in raising the common equity Tier 1 ratio by 17 basis points.

Tangible Common Equity
Tangible common equity, tangible assets, and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity and tangible assets exclude the balances of goodwill and other intangible assets. Management believes that this non-GAAP financial measure provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.

Tangible common equity at March 31, 2021, compared to December 31, 2020 remained at $1.1 billion. At March 31, 2021, the ratio of tangible common equity to tangible assets has increased to 8.90% compared to 8.61% at December 31, 2020. The increase in the tangible common equity ratio ("TCE ratio") was caused primarily by the growth of tangible common equity, which grew at 4% versus the 1% in tangible assets.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	March 31, 2021	December 31, 2020
Tangible common equity ratio:
Total stockholders' equity	$1,511,694	$1,469,955
Goodwill	(370,223)	(370,223)
Other intangible assets, net	(30,824)	(32,521)
Tangible common equity	$1,110,647	$1,067,211

Total assets	$12,873,366	$12,798,429
Goodwill	(370,223)	(370,223)
Other intangible assets, net	(30,824)	(32,521)
Tangible assets	$12,472,319	$12,395,685

Tangible common equity ratio	8.90%	8.61%

Outstanding common shares	47,187,389	47,056,777

Tangible book value per common share	$23.54	$22.68
Book value per common share	$32.04	$31.24

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

The level of non-performing loans to total loans was 0.94% at March 31, 2021, compared to 0.80% at March 31, 2020, and 1.11% at December 31, 2020. At March 31, 2021, non-performing loans totaled $98.7 million, compared to $54.0 million at March 31, 2020, and $115.5 million at December 31, 2020. During the current quarter, the Company realized the full settlement of $16.0 million in non-accrual loans and recognized $1.3 million in interest income. Non-performing loans include non-accrual loans, accruing loans 90 days or more past due and restructured loans. The year-over-year growth in non-performing loans was driven by two major components: loans placed on non-accrual status and acquired Revere non-accrual loans. Loans placed on non-accrual during the current quarter amounted to $0.4 million compared to $2.4 million for the prior year quarter and $54.7 million for the fourth quarter of 2020. Loans in non-accrual status at quarter end included a small number of large borrowing relationships within the hospitality sector with an aggregate balance of $43.8 million. These large relationships are collateral dependent and required no individual reserves due to sufficient values of the underlying collateral.

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

The CARES Act provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. Federal regulatory agencies issued a joint statement that provided further guidance on loan modifications related to COVID-19. The CARES Act provided for extensions of up to 180 days in the delay of loan principal and/or interest payments for customers who are affected by the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due prior to the pandemic, as well as other requirements noted in the regulatory agencies’ revised statement. In some cases, customers received a second and third accommodation. The initial period to request payment accommodation expired on December 31, 2020. However, recently passed legislation has extended this request period to December 31, 2021. Based on the guidance noted above, the Company does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program.

In an effort to provide for relief to borrowers that have suffered financial hardship due to the COVID-19 pandemic, the Company granted accommodations in the form of payment deferrals on over 2,600 loans with an aggregate balance of $2.1 billion. At March 31, 2021, loans with payment accommodation amounted to $233 million or 3% of the total loan portfolio, excluding PPP loans. Accommodations on commercial loans comprised $221 million or 95% of the total accommodations at March 31, 2021. Applying the stipulated criteria for both rounds of the PPP program, at March 31, 2021, the Company had approved and funded over 8,400 loans for a total of $1.6 billion in PPP loans to businesses. The Company has ceased taking applications for PPP Loans. Loans originated under the program are 100% guaranteed by the Small Business Administration.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights was $0.5 million at March 31, 2021 compared to $0.6 million at December 31, 2020.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the periods indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$42,776	$45,227
Commercial owner-occupied real estate	8,316	11,561
Commercial AD&C	14,975	15,044
Commercial business	13,147	22,933
Residential real estate:
Residential mortgage	9,593	10,212
Residential construction	—	—
Consumer	7,193	7,384
Total non-accrual loans	96,000	112,361

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	—	133
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	31	161
Residential real estate:
Residential mortgage	398	480
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	429	774

Restructured loans (accruing)	2,271	2,317
Total non-performing loans	98,700	115,452
Other real estate owned, net	1,354	1,455
Total non-performing assets	$100,054	$116,907

Non-performing loans to total loans	0.94%	1.11%
Non-performing assets to total assets	0.78%	0.91%
Allowance for credit losses to non-performing loans	132.08%	143.23%

The following table discloses information on the credit quality of originated loans, acquired Revere loans and total loans:

	March 31, 2021
(Dollars in thousands)	Originated Loans	Revere Acquired Loans	Total Loans
Performing loans:
Current	$8,257,381	$2,039,279	$10,296,660
30-59 days	28,308	13,617	41,925
60-89 days	5,056	4,525	9,581
Total performing loans	8,290,745	2,057,421	10,348,166
Non-performing loans:
Non-accrual loans	57,077	38,923	96,000
Loans greater than 90 days past due	398	31	429
Restructured loans	2,271	—	2,271
Total non-performing loans	59,746	38,954	98,700
Total loans	$8,350,491	$2,096,375	$10,446,866

Non-performing loans to total loans	0.72%	1.86%	0.94%
Allowance for credit losses to non-performing loans	160.64%	88.27%	132.08%

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

The credit to the provision for credit losses totaled $34.7 million for the three months ended March 31, 2021 compared to a provision charge of $24.5 million for the same period in the prior year. During the prior year, the provision for credit losses was significantly impacted by the negative projected impact of COVID-19 on specific forecasted economic metrics used in the Company’s CECL model. During 2021, however, the projected impact that existed in the prior year reversed itself as the overall economic outlook significantly improved. The forecasted economic metrics with the greatest impact in the CECL model, in order of magnitude were, the expected future unemployment rate, the expected level of business bankruptcies and, to a lesser degree, the house price index. These metric expectations were based on the assessment of the impact on the Company’s market area caused by the economic disruption. The portion of the $34.7 million credit to provision directly attributable to the significant improvement in the economic forecast amounted to a credit of approximately $41.9 million. The remainder of the changes to the provision reflected the impact of changes in interest rates, existing terms, qualitative factors, portfolio composition and portfolio maturities.

At March 31, 2021, the allowance for credit losses was $130.4 million as compared to $165.4 million at December 31, 2020. The allowance for credit losses as a percent of total loans was 1.25% and 1.59% at March 31, 2021 and December 31, 2020, respectively. The allowance for credit losses represented 132% of non-performing loans at March 31, 2021 as compared to 143% at December 31, 2020. The allowance attributable to the commercial portfolio represented 1.34% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.75%. With respect to the total commercial portion of the allowance, 27% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 1.32%. The ratio of the allowance attributable to ADC loans was 2.18% at the end of the current quarter. Excluding the PPP loans, which do not have an associated allowance, the allowance for credit losses as percentage of total loans outstanding would be 1.43% and associated allowance to the commercial business portfolio would be 2.86%.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where the Company determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 73% of the total allowance being attributable to the historical performance of the portfolio while 27% of the allowance is attributable to the collective qualitative factors applied to determine the allowance.

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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $82.0 million, with individual allowances of $13.1 million against those loans at March 31, 2021.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Excluding the PPP loans, commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at both March 31, 2021 and December 31, 2020. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2021	December 31, 2020
Balance, January 1	$165,367	$56,132
Initial allowance on PCD loans at adoption of ASC 326	—	2,762
Transition impact of adopting ASC 326	—	2,983
Initial allowance on acquired Revere PCD loans	—	18,628
Provision for credit losses	(34,708)	85,669
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	—	(411)
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	(650)	(491)
Residential real estate:
Residential mortgage	—	(484)
Residential construction	—	—
Consumer	(93)	(433)
Total charge-offs	(743)	(1,819)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	27	15
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	16	702
Residential real estate:
Residential mortgage	270	105
Residential construction	—	6
Consumer	132	184
Total recoveries	445	1,012
Net charge-offs	(298)	(807)
Balance, period end	$130,361	$165,367

Annualized net charge-offs to average loans	0.01%	0.01%
Allowance for credit losses to loans	1.25%	1.59%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
March 31, 2021	2.59%	1.90%	1.67%	0.55%	N/A	N/A	N/A	N/A
December 31, 2020	3.94%	2.90%	2.14%	0.85%	N/A	N/A	N/A	N/A

As reflected in the table above, the measures of net interest income at risk at March 31, 2021 declined in every rising interest rate change scenario from December 31, 2020. All measures remained well within prescribed policy limits. At March 31, 2021, further interest rate declines are improbable due to the low level of existing market rates. As the table indicates, in a rising interest rate environment, net interest income sensitivity decreased compared to December 31, 2020. The change in the net interest income at risk is the result of decreased asset sensitivity due to a shift in the composition and duration of the investment portfolio coupled with increases in interest-bearing checking and short-term time deposits. The interest rate risk was partially offset by a significant reduction of the fed funds purchased balance that existed at December 31, 2020.

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
March 31, 2021	(15.71%)	(10.45%)	(5.29%)	(1.64%)	N/A	N/A	N/A	N/A
December 31, 2020	(10.98%)	(6.27%)	(1.90%)	0.33%	N/A	N/A	N/A	N/A

Overall, the measure of the economic value of equity ("EVE") at risk increased in all rising rate scenarios from December 31, 2020 to March 31, 2021. Lower market values on loans and investments as a result of higher interest rates and increased durations increased EVE at risk. The impact of the lower market values were partially offset by the liquidation of a significant portion of the FHLB advances.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2021.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits and certain time deposits of $250 thousand or more, to be a relatively stable funding source. Core deposits equaled 85% of total interest-earning assets at March 31, 2021. The Company’s growth and mortgage banking activities are also additional considerations when evaluating liquidity requirements. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At March 31, 2021, the Company’s liquidity and funds availability provides it with flexibility in funding loan demand and other liquidity demands.

The Company also has external sources of funds available that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the FHLB and the Federal Reserve Bank. The line of credit with the FHLB totaled $3.0 billion, all of which was available for borrowing based on pledged collateral, with $100.0 million borrowed against it as of March 31, 2021. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $420.4 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2021. In addition, the Company had unsecured lines of credit with correspondent banks of $1.1 billion at March 31, 2021. At March 31, 2021, there was $60.0 million outstanding borrowings against these lines of credit. At March 31, 2021 the Company had $1.3 billion available under the PPPLF program. Any borrowing under the program would be secured by guaranteed loans originated under the PPP program. There were no outstanding borrowings under the PPPLF program at March 31, 2021. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2021.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2021, the Bank could have declared a dividend of up to $107 million to Bancorp. At March 31, 2021, Bancorp had liquid assets of $70.0 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Commercial real estate development and construction	$551,384	$871,290
Residential real estate-development and construction	633,076	94,096
Real estate-residential mortgage	287,728	335,288
Lines of credit, principally home equity and business lines	2,367,669	1,947,706
Standby letters of credit	69,382	71,777
Total commitments to extend credit and available credit lines	$3,909,239	$3,320,157

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

As of March 31, 2021, the total reserve for unfunded commitments was $0.6 million and is accounted for in other liabilities in the Consolidated Statements of Financial Condition. See Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2020, the Company’s Board of Directors authorized the repurchase of up to 2,350,000 shares of common stock. The Company did not repurchase any shares during the three months ended March 31, 2021.

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

Date: May 7, 2021

By: /s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: May 7, 2021