Form 10-Q
period 2021-06-30
SANDY SPRING BANCORP INC
filed 2021-08-06
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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
The number of outstanding shares of common stock outstanding as of August 4, 2021

Common stock, $1.00 par value – 47,227,252 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Assets:
Cash and due from banks	$109,147	$93,651
Federal funds sold	358	291
Interest-bearing deposits with banks	520,989	203,061
Cash and cash equivalents	630,494	297,003
Residential mortgage loans held for sale (at fair value)	71,082	78,294
Investments available-for-sale (at fair value)	1,441,026	1,348,021
Equity securities	41,097	65,760
Total loans	10,092,515	10,400,509
Less: allowance for credit losses	(123,961)	(165,367)
Net loans	9,968,554	10,235,142
Premises and equipment, net	55,592	57,720
Other real estate owned	1,234	1,455
Accrued interest receivable	40,630	46,431
Goodwill	370,223	370,223
Other intangible assets, net	29,165	32,521
Other assets	276,480	265,859
Total assets	$12,925,577	$12,798,429

Liabilities:
Noninterest-bearing deposits	$4,000,636	$3,325,547
Interest-bearing deposits	6,865,830	6,707,522
Total deposits	10,866,466	10,033,069
Securities sold under retail repurchase agreements and federal funds purchased	140,708	543,157
Advances from FHLB	—	379,075
Subordinated debt	226,998	227,088
Total borrowings	367,706	1,149,320
Accrued interest payable and other liabilities	129,125	146,085
Total liabilities	11,363,297	11,328,474

Stockholders' equity:
Common stock -- par value $1.00 ; shares authorized 100,000,000; shares issued and outstanding
47,312,982 and 47,056,777 at June 30, 2021 and December 31, 2020, respectively	47,313	47,057
Additional paid in capital	850,555	846,922
Retained earnings	659,578	557,271
Accumulated other comprehensive income	4,834	18,705
Total stockholders' equity	1,562,280	1,469,955
Total liabilities and stockholders' equity	$12,925,577	$12,798,429

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/ (LOSS) – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$107,751	$106,279	$215,179	$182,161
Interest on loans held for sale	549	405	1,086	696
Interest on deposits with banks	47	155	93	335
Interest and dividends on investment securities:
Taxable	4,373	6,650	8,272	12,782
Tax-advantaged	2,103	1,438	4,454	2,810
Interest on federal funds sold	—	—	—	1
Total interest income	114,823	114,927	229,084	198,785
Interest expense:
Interest on deposits	3,851	12,284	8,681	25,802
Interest on retail repurchase agreements and federal funds purchased	43	600	96	1,180
Interest on advances from FHLB	373	(2,123)	2,649	1,022
Interest on subordinated debt	2,510	2,652	5,012	4,933
Total interest expense	6,777	13,413	16,438	32,937
Net interest income	108,046	101,514	212,646	165,848
Provision/ (credit) for credit losses	(4,204)	58,686	(38,912)	83,155
Net interest income after provision/ (credit) for credit losses	112,250	42,828	251,558	82,693
Non-interest income:
Investment securities gains	71	212	129	381
Service charges on deposit accounts	1,976	1,223	3,828	3,476
Mortgage banking activities	5,776	8,426	15,945	11,459
Wealth management income	9,121	7,604	17,851	14,570
Insurance agency commissions	1,247	1,188	3,400	3,317
Income from bank owned life insurance	705	809	1,385	1,454
Bank card fees	1,785	1,257	3,303	2,577
Other income	5,578	2,205	9,284	3,858
Total non-interest income	26,259	22,924	55,125	41,092
Non-interest expense:
Salaries and employee benefits	38,990	34,297	75,642	62,350
Occupancy expense of premises	5,497	5,991	10,984	10,572
Equipment expense	3,020	3,219	6,242	5,970
Marketing	1,052	729	2,264	1,918
Outside data services	2,260	2,169	4,543	3,751
FDIC insurance	1,450	1,378	2,942	1,860
Amortization of intangible assets	1,659	1,998	3,356	2,598
Merger and acquisition expense	—	22,454	45	23,908
Professional fees and services	3,165	1,840	4,896	3,666
Other expenses	5,882	11,363	20,234	16,591
Total non-interest expense	62,975	85,438	131,148	133,184
Income/ (loss) before income tax expense/ (benefit)	75,534	(19,686)	175,535	(9,399)
Income tax expense/ (benefit)	18,271	(5,348)	42,808	(5,048)
Net income/ (loss)	$57,263	$(14,338)	$132,727	$(4,351)

Per share information:
Basic net income/ (loss) per common share	$1.20	$(0.31)	$2.79	$(0.11)
Diluted net income/ (loss) per common share	$1.19	$(0.31)	$2.77	$(0.11)
Dividends declared per share	$0.32	$0.30	$0.64	$0.60

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Net income/ (loss)	$57,263	$(14,338)	$132,727	$(4,351)
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	9,889	11,366	(18,966)	25,629
Related income tax expense/ (benefit)	(2,519)	(2,891)	4,858	(6,515)
Net investment gains reclassified into earnings	(71)	(212)	(129)	(381)
Related income tax expense	18	55	33	97
Net effect on other comprehensive income/ (loss)	7,317	8,318	(14,204)	18,830

Defined benefit pension plan:
Net change of unrealized loss	227	218	454	437
Related income tax benefit	(58)	(56)	(121)	(111)
Net effect on other comprehensive income/ (loss)	169	162	333	326
Total other comprehensive income/ (loss)	7,486	8,480	(13,871)	19,156
Comprehensive income/ (loss)	$64,749	$(5,858)	$118,856	$14,805

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at April 1, 2021	$47,187	$849,606	$617,553	$(2,652)	$1,511,694
Net income	—	—	57,263	—	57,263
Other comprehensive income, net of tax	—	—	—	7,486	7,486
Total other comprehensive income					64,749
Common stock dividends - $0.32 per share	—	—	(15,238)	—	(15,238)
Stock compensation expense	—	1,362	—	—	1,362
Common stock issued pursuant to:
Stock option plan - 38,158 shares	38	447	—	—	485
Employee stock purchase plan - 17,258 shares	18	543	—	—	561
Restricted stock vesting, net of withholding - 70,177 shares	70	(1,403)	—	—	(1,333)
Balances at June 30, 2021	$47,313	$850,555	$659,578	$4,834	$1,562,280

Balances at April 1, 2020	$34,165	$562,891	$512,934	$6,344	$1,116,334
Net loss	—	—	(14,338)	—	(14,338)
Other comprehensive income, net of tax	—	—	—	8,480	8,480
Total other comprehensive loss					(5,858)
Common stock dividends - $0.30 per share	—	—	(14,204)	—	(14,204)
Stock compensation expense	—	1,038	—	—	1,038
Common stock issued pursuant to:
Revere Bank acquisition - 12,768,949 shares	12,769	276,320	—	—	289,089
Conversion of Revere stock options - 395,298 options	—	3,611	—	—	3,611
Stock option plan - 2,625 shares	3	22	—	—	25
Employee stock purchase plan - 20,198 shares	20	475	—	—	495
Restricted stock, net of withholding- 44,578 shares	44	(481)	—	—	(437)
Balances at June 30, 2020	$47,001	$843,876	$484,392	$14,824	$1,390,093

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2021	$47,057	$846,922	$557,271	$18,705	$1,469,955
Net income	—	—	132,727	—	132,727
Other comprehensive income, net of tax	—	—	—	(13,871)	(13,871)
Total comprehensive income					118,856
Common stock dividends - $0.64 per share	—	—	(30,420)	—	(30,420)
Stock compensation expense	—	2,309	—	—	2,309
Common stock issued pursuant to:
Stock option plan - 140,523 shares	140	1,876	—	—	2,016
Employee stock purchase plan - 37,675 shares	38	1,064	—	—	1,102
Restricted stock vesting, net of withholding - 78,007 shares	78	(1,616)	—	—	(1,538)
Balances at June 30, 2021	$47,313	$850,555	$659,578	$4,834	$1,562,280

Balances at January 1, 2020	$34,970	$586,622	$515,714	$(4,332)	$1,132,974
Net loss	—	—	(4,351)	—	(4,351)
Other comprehensive income, net of tax	—	—	—	19,156	19,156
Total comprehensive income					14,805
Common stock dividends - $0.60 per share	—	—	(24,748)	—	(24,748)
Stock compensation expense	—	1,792	—	—	1,792
Common stock issued pursuant to:
Revere Bank Acquisition - 12,768,949 shares	12,769	276,320	—	—	289,089
Conversion of Revere Bank options - 395,298 options	—	3,611	—	—	3,611
Stock option plan - 8,638 shares	9	138	—	—	147
Employee stock purchase plan - 28,815 shares	29	756	—	—	785
Restricted stock vesting, net of withholding - 44,578 shares	44	(481)	—	—	(437)
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	(2,223)	—	(2,223)
Repurchase of common stock - 820,328 shares	(820)	(24,882)	—	—	(25,702)
Balances at June 30, 2020	$47,001	$843,876	$484,392	$14,824	$1,390,093

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Operating activities:
Net income/ (loss)	$132,727	$(4,351)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,918	9,309
Provision/ (credit) for credit losses	(38,912)	83,155
Share based compensation expense	2,309	1,792
Deferred income tax/ (benefit)	10,879	(21,282)
Origination of loans held for sale	(940,041)	(546,596)
Proceeds from sales of loans held for sale	968,008	539,159
Gains on sales of loans held for sale	(20,755)	(7,627)
Losses on sale of other real estate owned	149	32
Investment securities gains	(129)	(381)
Tax benefit associated with share based compensation	1,009	140
Net (increase)/ decrease in accrued interest receivable	5,801	(17,176)
Net increase in other assets	(29,675)	(4,456)
Net increase/ (decrease) accrued expenses and other liabilities	(23,663)	8,389
Other, net	910	1,019
Net cash provided by operating activities	75,535	41,126
Investing activities:
Sales/ (purchases) of equity securities	24,663	(6,646)
Purchases of investments available-for-sale	(403,677)	(393,286)
Proceeds from sales of investment available-for-sale	100,822	112,301
Proceeds from maturities, calls and principal payments of investments available-for-sale	187,341	201,671
Net (increase)/ decrease in loans	324,726	(1,116,931)
Proceeds from the sales of other real estate owned	499	60
Cash paid for the acquisition of business activity of RPJ, net of cash acquired	—	(26,925)
Cash acquired in the acquisition of business activity of Revere Bank, net of cash paid	—	80,466
Sales of/ (expenditures for) premises and equipment	(2,088)	(1,695)
Net cash provided by/ (used in) investing activities	232,286	(1,150,985)
Financing activities:
Net increase in deposits	836,034	1,314,093
Net increase/ (decrease) in in retail repurchase agreements and federal funds purchased	(402,449)	774,999
Proceeds from FHLB advances	—	400,000
Repayment of FHLB advances	(379,075)	(630,348)
Retirement of subordinated debt	—	(10,310)
Proceeds from issuance of common stock	3,118	932
Stock tendered for payment of withholding taxes	(1,538)	(437)
Repurchase of common stock	—	(25,702)
Dividends paid	(30,420)	(24,748)
Net cash provided by financing activities	25,670	1,798,479
Net increase in cash and cash equivalents	333,491	688,620
Cash and cash equivalents at beginning of period	297,003	146,103
Cash and cash equivalents at end of period	$630,494	$834,723

Supplemental disclosures:
Interest payments	$22,239	$32,472
Income tax payments, net of refunds of $1,834 in 2021	38,226	17,532

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

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2021. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2020 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021. There have been no significant changes to any of the Company’s accounting policies as disclosed in the 2020 Annual Report on Form 10-K.

Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Sandy Spring Bank, and its subsidiaries, Sandy Spring Insurance, West Financial and RPJ. Consolidation has resulted in the elimination of all intercompany accounts and transactions. See Note 17 for more information on the Company’s segments and consolidation.

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

Allowance for Credit Losses
The allowance for credit losses (“allowance” or “ACL”) represents an amount which, in management's judgment, reflects the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The allowance is measured and recorded upon the initial recognition of a financial asset. The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision or credit for credit losses, which is recorded as a current period expense.

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

Loans are pooled into segments based on the similar risk characteristics of the underlying borrowers, in addition to consideration of collateral type, industry and business purpose of the loans. Portfolio segments used to estimate the allowance are the same as portfolio segments used for general credit risk management purposes. Refer to Note 3 for more details on the Company’s portfolio segments.

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

NOTE 2 – INVESTMENTS
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	June 30, 2021				December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasuries and government agencies	$47,561	$352	$(8)	$47,905	$42,750	$549	$(2)	$43,297
State and municipal	351,238	10,102	(1,872)	359,468	377,108	13,470	(211)	390,367
Mortgage-backed and asset-backed	1,016,460	16,422	(6,701)	1,026,181	881,201	24,078	(847)	904,432
Corporate debt	7,000	472	—	7,472	9,100	825	—	9,925
Total investments available-for-sale	$1,422,259	$27,348	$(8,581)	$1,441,026	$1,310,159	$38,922	$(1,060)	$1,348,021

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at June 30, 2021 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at June 30, 2021. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

The mortgage-backed securities portfolio at June 30, 2021 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($345.0 million), GNMA, FNMA or FHLMC mortgage-backed securities ($620.9 million) or SBA asset-backed securities ($60.3 million).

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	June 30, 2021
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	1	$4,968	$8	$—	$—	$4,968	$8
State and municipal	27	74,184	1,872	—	—	74,184	1,872
Mortgage-backed and asset-backed	42	349,961	6,663	7,383	38	357,344	6,701
Total	70	$429,113	$8,543	$7,383	$38	$436,496	$8,581

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	2	$25,369	$2	$—	$—	$25,369	$2
State and municipal	8	22,753	211	—	—	22,753	211
Mortgage-backed and asset-backed	24	44,746	154	76,879	693	121,625	847
Total	34	$92,868	$367	$76,879	$693	$169,747	$1,060

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

	June 30, 2021		December 31, 2020
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. treasuries and government agencies:
One year or less	$39,811	$39,650	$33,963	$33,833
One to five years	8,094	7,911	9,334	8,917
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	14,374	14,205	16,581	16,458
One to five years	30,716	29,725	44,910	43,857
Five to ten years	49,123	47,307	59,059	56,130
After ten years	265,255	260,001	269,817	260,663
Mortgage-backed and asset-backed:
One year or less	5,525	5,459	1	1
One to five years	16,032	15,789	21,637	21,229
Five to ten years	85,595	83,831	74,142	72,481
After ten years	919,029	911,381	808,652	787,490
Corporate debt:
One year or less	—	—	—	—
One to five years	—	—	2,318	2,100
Five to ten years	7,472	7,000	7,607	7,000
After ten years	—	—	—	—
Total available-for-sale debt securities	$1,441,026	$1,422,259	$1,348,021	$1,310,159

At June 30, 2021 and December 31, 2020, investments available-for-sale with a book value of $502.4 million and $465.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2021 and December 31, 2020.

Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	June 30, 2021	December 31, 2020
Federal Reserve Bank stock	$34,028	$38,650
Federal Home Loan Bank of Atlanta stock	6,392	26,433
Marketable equity securities	677	677
Total equity securities	$41,097	$65,760

NOTE 3 – LOANS
Outstanding loan balances at June 30, 2021 and December 31, 2020, are net of unearned income, including net deferred loan fees of $26.8 million and $24.5 million, respectively. Net deferred loan fees at June 30, 2021 and December 31, 2020, includes $21.7 million and $21.2 million, respectively, related to the loans originated under the Paycheck Protection Program (“PPP”).

The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2021	December 31, 2020
Commercial real estate:
Commercial investor real estate	$3,712,374	$3,634,720
Commercial owner-occupied real estate	1,687,843	1,642,216
Commercial AD&C	1,126,960	1,050,973
Commercial business	1,974,366	2,267,548
Total commercial loans	8,501,543	8,595,457
Residential real estate:
Residential mortgage	960,527	1,105,179
Residential construction	172,869	182,619
Consumer	457,576	517,254
Total residential and consumer loans	1,590,972	1,805,052
Total loans	$10,092,515	$10,400,509

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

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
Summary information on the allowance for credit loss activity for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2021	2020
Balance at beginning of period	$165,367	$56,132
Initial allowance on PCD loans at adoption of ASC 326	—	2,762
Transition impact of adopting ASC 326	—	2,983
Initial allowance on acquired Revere PCD loans	—	18,628
Provision/ (credit) for credit losses	(38,912)	83,155
Loan charge-offs	(3,485)	(1,039)
Loan recoveries	991	860
Net charge-offs	(2,494)	(179)
Balance at period end	$123,961	$163,481

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	June 30, 2021	December 31, 2020
Collateral dependent loans individually evaluated for credit loss with an allowance	$53,007	$20,717
Collateral dependent loans individually evaluated for credit loss without an allowance	23,910	77,001
Total individually evaluated collateral dependent loans	$76,917	$97,718

Allowance for credit losses related to loans evaluated individually	$16,283	$11,405
Allowance for credit losses related to loans evaluated collectively	107,678	153,962
Total allowance for credit losses	$123,961	$165,367

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2021
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367
Provision/ (credit) for credit losses	(10,346)	(6,471)	4,665	(18,972)	(4,214)	(832)	(2,742)	(38,912)
Charge-offs	—	—	—	(3,291)	—	—	(194)	(3,485)
Recoveries	171	—	—	298	281	1	240	991
Net recoveries (charge-offs)	171	—	—	(2,993)	281	1	46	(2,494)
Balance at end of period	$47,229	$13,590	$26,822	$24,841	$7,362	$671	$3,446	$123,961

Total loans	$3,712,374	$1,687,843	$1,126,960	$1,974,366	$960,527	$172,869	$457,576	$10,092,515
Allowance for credit losses to total loans ratio	1.27%	0.81%	2.38%	1.26%	0.77%	0.39%	0.75%	1.23%

Balance of loans individually evaluated for credit loss	$42,072	$8,183	$14,489	$10,089	$1,724	$—	$360	$76,917
Allowance related to loans evaluated individually	$6,893	$143	$2,352	$6,895	$—	$—	$—	$16,283
Individual allowance to loans evaluated individually ratio	16.38%	1.75%	16.23%	68.34%	—%	—%	—%	21.17%

Balance of loans collectively evaluated for credit loss	$3,670,302	$1,679,660	$1,112,471	$1,964,277	$958,803	$172,869	$457,216	$10,015,598
Allowance related to loans evaluated collectively	$40,336	$13,447	$24,470	$17,946	$7,362	$671	$3,446	$107,678
Collective allowance to loans evaluated collectively ratio	1.10%	0.80%	2.20%	0.91%	0.77%	0.39%	0.75%	1.08%

	For the Year Ended December 31, 2020
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$18,407	$6,884	$7,590	$11,395	$8,803	$967	$2,086	$56,132
Initial allowance on PCD loans at adoption of ASC 326	1,114	—	—	1,549	—	—	99	2,762
Transition impact of adopting ASC 326	(3,125)	387	2,576	2,988	(388)	(275)	820	2,983
Initial allowance on acquired Revere PCD loans	7,973	2,782	1,248	6,289	243	6	87	18,628
Provision for credit losses	33,431	10,008	10,743	24,374	3,016	798	3,299	85,669
Charge-offs	(411)	—	—	(491)	(484)	—	(433)	(1,819)
Recoveries	15	—	—	702	105	6	184	1,012
Net recoveries (charge-offs)	(396)	—	—	211	(379)	6	(249)	(807)
Balance at end of period	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367

Total loans	$3,634,720	$1,642,216	$1,050,973	$2,267,548	$1,105,179	$182,619	$517,254	$10,400,509
Allowance for credit losses to total loans ratio	1.58%	1.22%	2.11%	2.06%	1.02%	0.82%	1.19%	1.59%

Balance of loans individually evaluated for credit loss	$45,227	$11,561	$15,044	$23,648	$1,874	$—	$364	$97,718
Allowance related to loans evaluated individually	$1,273	$—	$603	$9,529	$—	$—	$—	$11,405
Individual allowance to loans evaluated individually ratio	2.81%	—%	4.01%	40.30%	—%	—%	—%	11.67%

Balance of loans collectively evaluated for credit loss	$3,589,493	$1,630,655	$1,035,929	$2,243,900	$1,103,305	$182,619	$516,890	$10,302,791
Allowance related to loans evaluated collectively	$56,131	$20,061	$21,554	$37,277	$11,295	$1,502	$6,142	$153,962
Collective allowance to loans evaluated collectively ratio	1.56%	1.23%	2.08%	1.66%	1.02%	0.82%	1.19%	1.49%

The following tables present collateral dependent loans individually evaluated for credit loss with the associated allowances for credit losses by the applicable portfolio segment and for the periods indicated:

	June 30, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$28,046	$883	$14,489	$6,635	$—	$—	$—	$50,053
Restructured accruing	—	—	—	546	—	—	—	546
Restructured non-accruing	336	—	—	2,072	—	—	—	2,408
Balance	$28,382	$883	$14,489	$9,253	$—	$—	$—	$53,007

Allowance	$6,893	$143	$2,352	$6,895	$—	$—	$—	$16,283

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$5,677	$3,177	$—	$303	$—	$—	$—	$9,157
Restructured accruing	—	—	—	108	1,574	—	—	1,682
Restructured non-accruing	8,013	4,123	—	425	150	—	360	13,071
Balance	$13,690	$7,300	$—	$836	$1,724	$—	$360	$23,910

Total individually evaluated loans:
Non-accruing	$33,723	$4,060	$14,489	$6,938	$—	$—	$—	$59,210
Restructured accruing	—	—	—	654	1,574	—	—	2,228
Restructured non-accruing	8,349	4,123	—	2,497	150	—	360	15,479
Balance	$42,072	$8,183	$14,489	$10,089	$1,724	$—	$360	$76,917

Total unpaid contractual principal balance	$47,061	$10,214	$15,696	$11,744	$2,800	$—	$364	$87,879

	December 31, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$4,913	$—	$1,328	$11,178	$—	$—	$—	$17,419
Restructured accruing	—	—	—	589	—	—	—	589
Restructured non-accruing	699	—	—	2,010	—	—	—	2,709
Balance	$5,612	$—	$1,328	$13,777	$—	$—	$—	$20,717

Allowance	$1,273	$—	$603	$9,529	$—	$—	$—	$11,405

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$39,615	$9,315	$13,716	$9,118	$—	$—	$—	$71,764
Restructured accruing	—	—	—	126	1,602	—	—	1,728
Restructured non-accruing	—	2,246	—	627	272	—	364	3,509
Balance	$39,615	$11,561	$13,716	$9,871	$1,874	$—	$364	$77,001

Total individually evaluated loans:
Non-accruing	$44,528	$9,315	$15,044	$20,296	$—	$—	$—	$89,183
Restructured accruing	—	—	—	715	1,602	—	—	2,317
Restructured non-accruing	699	2,246	—	2,637	272	—	364	6,218
Balance	$45,227	$11,561	$15,044	$23,648	$1,874	$—	$364	$97,718

Total unpaid contractual principal balance	$49,920	$15,309	$16,040	$30,958	$3,225	$—	$364	$115,816

The following tables present average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	For the Six Months Ended June 30, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$43,358	$9,353	$14,836	$15,172	$9,748	$21	$7,432	$99,920
Contractual interest income due on non- accrual loans during the period	$1,221	$361	$519	$409	$218	$1	$213	$2,942

	For the Year Ended December 31, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$26,849	$6,605	$4,267	$16,532	$11,634	$—	$6,675	$72,562
Contractual interest income due on non- accrual loans during the period	$6,547	$2,741	$4,505	$2,858	$918	$—	$732	$18,301

There was no interest income recognized on non-accrual loans during the six months ended June 30, 2021. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the six months ended June 30, 2021 new loans placed on non-accrual status totaled $1.9 million and the related amount of reversed uncollected accrued interest was insignificant.

Credit Quality
The following section provides information on the credit quality of the loan portfolio for the periods indicated below:

	For the Six Months Ended June 30, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
Loans placed on non-accrual	161	222	—	161	319	62	1,011	1,936
Non-accrual balances transferred to OREO	—	(257)	—	—	—	—	—	(257)
Non-accrual balances charged-off	—	—	—	(2,768)	—	—	(97)	(2,865)
Net payments or draws	(3,316)	(3,343)	(555)	(10,891)	(1,091)	—	(525)	(19,721)
Non-accrual loans brought current	—	—	—	—	—	—	(55)	(55)
Balance at end of period	$42,072	$8,183	$14,489	$9,435	$9,440	$62	$7,718	$91,399

	For the Year Ended December 31, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$8,437	$4,148	$829	$8,450	$12,661	$—	$4,107	$38,632
PCD loans designated as non-accrual (1)	9,544	—	—	2,539	8	—	993	13,084
Loans placed on non-accrual	37,882	8,572	15,844	17,442	1,485	—	4,061	85,286
Non-accrual balances transferred to OREO	—	—	—	—	(70)	—	—	(70)
Non-accrual balances charged-off	(411)	—	—	(446)	(416)	—	(121)	(1,394)
Net payments or draws	(10,225)	(1,059)	(1,629)	(4,169)	(2,598)	—	(1,521)	(21,201)
Non-accrual loans brought current	—	(100)	—	(883)	(858)	—	(135)	(1,976)
Balance at end of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
(1)Upon the adoption of the CECL standard, the Company transitioned from closed pool level accounting for PCI loans during the first quarter of 2020. Non-accrual loans are determined based on the individual loan level and aggregated for reporting.

	June 30, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$3,654,645	$1,670,611	$1,111,398	$1,961,950	$939,365	$170,078	$446,936	$9,954,983
30-59 days	10,608	8,874	1,073	980	8,577	2,729	1,658	34,499
60-89 days	5,049	175	—	1,347	891	—	1,264	8,726
Total performing loans	3,670,302	1,679,660	1,112,471	1,964,277	948,833	172,807	449,858	9,998,208
Non-performing loans:
Non-accrual loans	42,072	8,183	14,489	9,435	9,440	62	7,718	91,399
Loans greater than 90 days past due	—	—	—	—	680	—	—	680
Restructured loans	—	—	—	654	1,574	—	—	2,228
Total non-performing loans	42,072	8,183	14,489	10,089	11,694	62	7,718	94,307
Total loans	$3,712,374	$1,687,843	$1,126,960	$1,974,366	$960,527	$172,869	$457,576	$10,092,515

	December 31, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$3,571,184	$1,624,265	$1,033,057	$2,238,617	$1,073,963	$182,557	$502,548	$10,226,191
30-59 days	14,046	6,390	29	4,859	16,213	—	5,275	46,812
60-89 days	4,130	—	2,843	263	2,709	62	2,047	12,054
Total performing loans	3,589,360	1,630,655	1,035,929	2,243,739	1,092,885	182,619	509,870	10,285,057
Non-performing loans:
Non-accrual loans	45,227	11,561	15,044	22,933	10,212	—	7,384	112,361
Loans greater than 90 days past due	133	—	—	161	480	—	—	774
Restructured loans	—	—	—	715	1,602	—	—	2,317
Total non-performing loans	45,360	11,561	15,044	23,809	12,294	—	7,384	115,452
Total loans	$3,634,720	$1,642,216	$1,050,973	$2,267,548	$1,105,179	$182,619	$517,254	$10,400,509

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

The following table provides information about credit quality indicators by the year of origination as of June 30, 2021:

	June 30, 2021
	Term Loans by Origination Year						Revolving
(In thousands)	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial Investor R/E:
Pass	$445,234	$837,394	$659,832	$434,564	$407,337	$824,680	$20,961	$3,630,002
Special Mention	12,074	5,028	4,286	889	691	6,924	—	29,892
Substandard	437	790	3,873	13,385	27,460	6,535	—	52,480
Doubtful	—	—	—	—	—	—	—	—
Total	$457,745	$843,212	$667,991	$448,838	$435,488	$838,139	$20,961	$3,712,374

Commercial Owner-Occupied R/E:
Pass	$174,593	$277,935	$361,319	$209,427	$179,484	$445,113	$4,768	$1,652,639
Special Mention	165	1,557	6,232	3,552	4,532	5,225	—	21,263
Substandard	84	2,676	4,298	1,980	364	4,539	—	13,941
Doubtful	—	—	—	—	—	—	—	—
Total	$174,842	$282,168	$371,849	$214,959	$184,380	$454,877	$4,768	$1,687,843

Commercial AD&C:
Pass	$302,047	$269,575	$239,588	$109,646	$28,937	$—	$158,459	$1,108,252
Special Mention	2,570	—	—	547	—	—	—	3,117
Substandard	1,102	283	577	—	13,629	—	—	15,591
Doubtful	—	—	—	—	—	—	—	—
Total	$305,719	$269,858	$240,165	$110,193	$42,566	$—	$158,459	$1,126,960

Commercial Business:
Pass	$559,223	$577,379	$163,585	$118,807	$71,789	$66,379	$382,742	$1,939,904
Special Mention	124	2,265	8,367	1,584	1,097	754	3,765	17,956
Substandard	1,388	4,460	2,959	716	822	4,347	1,814	16,506
Doubtful	—	—	—	—	—	—	—	—
Total	$560,735	$584,104	$174,911	$121,107	$73,708	$71,480	$388,321	$1,974,366

Residential Mortgage:
Beacon score:
660-850	$93,112	$191,251	$63,010	$88,781	$132,504	$284,225	$—	$852,883
600-659	9,930	4,662	7,327	7,418	4,490	26,584	—	60,411
540-599	—	997	3,339	4,057	2,429	12,502	—	23,324
less than 540	1,515	5,321	620	4,191	1,518	10,744	—	23,909
Total	$104,557	$202,231	$74,296	$104,447	$140,941	$334,055	$—	$960,527

Residential Construction:
Beacon score:
660-850	$49,809	$81,594	$20,886	$12,429	$1,248	$1,848	$—	$167,814
600-659	244	1,646	1,559	566	—	431	—	4,446
540-599	—	—	—	—	—	—	—	—
less than 540	609	—	—	—	—	—	—	609
Total	$50,662	$83,240	$22,445	$12,995	$1,248	$2,279	$—	$172,869

Consumer:
Beacon score:
660-850	$2,642	$1,824	$3,209	$3,051	$922	$29,345	$370,212	$411,205
600-659	81	123	716	677	149	6,419	14,128	22,293
540-599	285	28	105	112	381	2,790	6,176	9,877
less than 540	58	716	146	560	39	3,582	9,100	14,201
Total	$3,066	$2,691	$4,176	$4,400	$1,491	$42,136	$399,616	$457,576

Total loans	$1,657,326	$2,267,504	$1,555,833	$1,016,939	$879,822	$1,742,966	$972,125	$10,092,515

 The following table provides information about credit quality indicators by the year of origination as of December 31, 2020:

	December 31, 2020
	Term Loans by Origination Year						Revolving
(In thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial Investor R/E:
Pass	$910,426	$763,214	$448,406	$448,698	$469,077	$498,384	$33,531	$3,571,736
Special Mention	11,044	—	4,879	833	269	27	—	17,052
Substandard	589	4,245	13,649	20,619	673	6,157	—	45,932
Doubtful	—	—	—	—	—	—	—	—
Total	$922,059	$767,459	$466,934	$470,150	$470,019	$504,568	$33,531	$3,634,720

Commercial Owner-Occupied R/E:
Pass	$285,310	$385,058	$234,578	$192,634	$204,925	$306,840	$1,664	$1,611,009
Special Mention	2,290	—	3,027	4,742	134	4,079	—	14,272
Substandard	1,610	4,335	2,065	465	219	8,009	—	16,703
Doubtful	—	—	—	—	—	232	—	232
Total	$289,210	$389,393	$239,670	$197,841	$205,278	$319,160	$1,664	$1,642,216

Commercial AD&C:
Pass	$485,631	$261,537	$149,703	$50,192	$89	$2,357	$80,764	$1,030,273
Special Mention	1,711	—	—	—	—	—	—	1,711
Substandard	1,439	891	—	13,816	2,843	—	—	18,989
Doubtful	—	—	—	—	—	—	—	—
Total	$488,781	$262,428	$149,703	$64,008	$2,932	$2,357	$80,764	$1,050,973

Commercial Business:
Pass	$1,244,822	$208,682	$138,861	$86,830	$34,498	$81,760	$433,016	$2,228,469
Special Mention	1,929	1,382	1,119	708	309	621	4,319	10,387
Substandard	2,914	4,564	3,519	1,631	2,745	3,456	1,829	20,658
Doubtful	106	995	849	36	1,284	1,852	2,912	8,034
Total	$1,249,771	$215,623	$144,348	$89,205	$38,836	$87,689	$442,076	$2,267,548

Residential Mortgage:
Beacon score:
660-850	$229,033	$74,054	$138,824	$172,493	$129,701	$251,065	$—	$995,170
600-659	4,824	7,706	10,763	11,719	8,173	21,424	—	64,609
540-599	350	1,238	5,219	2,608	4,791	10,167	—	24,373
less than 540	2,702	2,108	3,576	2,150	892	9,599	—	21,027
Total	$236,909	$85,106	$158,382	$188,970	$143,557	$292,255	$—	$1,105,179

Residential Construction:
Beacon score:
660-850	$112,604	$44,647	$14,543	$2,805	$1,693	$—	$172	$176,464
600-659	1,743	3,189	—	—	—	—	—	4,932
540-599	—	—	—	—	369	—	—	369
less than 540	854	—	—	—	—	—	—	854
Total	$115,201	$47,836	$14,543	$2,805	$2,062	$—	$172	$182,619

Consumer:
Beacon score:
660-850	$2,575	$4,609	$5,112	$2,110	$2,614	$24,444	$417,737	$459,201
600-659	374	445	334	428	467	5,401	21,052	28,501
540-599	89	1,216	294	339	601	3,926	6,153	12,618
less than 540	751	160	525	785	532	2,826	11,355	16,934
Total	$3,789	$6,430	$6,265	$3,662	$4,214	$36,597	$456,297	$517,254

Total loans	$3,305,720	$1,774,275	$1,179,845	$1,016,641	$866,898	$1,242,626	$1,014,504	$10,400,509

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Six Months Ended June 30, 2021
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$—	$—	$—
Restructured non-accruing	8,012	2,000	—	726	—	10,738
Balance	$8,012	$2,000	$—	$726	$—	$10,738

Individual allowance	$—	$—	$—	$216	$—	$216

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2020
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$380	$549	$929
Restructured non-accruing	723	930	—	1,951	—	3,604
Balance	$723	$930	$—	$2,331	$549	$4,533

Individual allowance	$65	$—	$—	$955	$—	$1,020

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

During the six months ended June 30, 2021, the Company restructured $10.7 million in loans that were designated as TDRs. TDR loans are subject to periodic credit reviews to determine the necessity and appropriateness of an individual credit loss allowance based on the collectability of the recorded investment in the TDR loan. Loans restructured as TDRs during the six months ended June 30, 2021 had individual reserves of $0.2 million. For the year ended December 31, 2020, the Company restructured $4.5 million in loans. Loans restructured as TDRs during 2020 had individual reserves of $1.0 million at December 31, 2020. During both the six months ended June 30, 2021 and for the year ended December 31, 2020 TDR modifications consisted principally of interest rate concessions, and did not result in the reduction of the recorded investment in the associated loan balances. The commitments to lend additional funds on loans that have been restructured at June 30, 2021 and December 31, 2020 were not significant.

Other Real Estate Owned
Other real estate owned ("OREO") totaled $1.2 million and $1.5 million at June 30, 2021 and December 31, 2020, respectively. There were no consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2021.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	June 30, 2021			Weighted Average Remaining Life	December 31, 2020			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(10,345)	$18,693	7.9 years	$29,038	$(7,969)	$21,069	8.4 years
Other identifiable intangibles	13,906	(3,434)	10,472	10.2 years	13,906	(2,454)	11,452	10.7 years
Total amortizing intangible assets	$42,944	$(13,779)	$29,165		$42,944	$(10,423)	$32,521

Goodwill	$370,223		$370,223		$370,223		$370,223

The amount of goodwill by reportable segment is presented in the following table:

(In thousands)	Community Banking	Insurance	Investment Management	Total
Balances at December 31, 2020	$331,688	$6,788	$31,747	$370,223
No Activity	—	—	—	—
Balances at June 30, 2021	$331,688	$6,788	$31,747	$370,223

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining 2021	$3,244
2022	5,845
2023	5,089
2024	4,333
2025	3,566
Thereafter	7,088
Total amortizing intangible assets	$29,165

NOTE 6 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2021	December 31, 2020
Noninterest-bearing deposits	$4,000,636	$3,325,547
Interest-bearing deposits:
Demand	1,413,990	1,292,164
Money market savings	3,319,395	3,339,645
Regular savings	487,336	418,051
Time deposits of less than $100,000	451,877	509,919
Time deposits greater than $100,000 and less than $250,000	764,865	670,717
Time deposits of $250,000 or more	428,367	477,026
Total interest-bearing deposits	6,865,830	6,707,522
Total deposits	$10,866,466	$10,033,069

NOTE 7 – BORROWINGS
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

In conjunction with the acquisition of WashingtonFirst Bankshares, Inc. ("WashingtonFirst"), the Company assumed $25.0 million in subordinated debt with an associated purchase premium at acquisition of $2.2 million. The premium is amortized over the contractual life of the obligation. The subordinated debt had a maturity of 10 years, maturing on October 15, 2025, and was non-callable through October 15, 2020. The subordinated debt held a fixed interest rate of 6.00% per annum through October 5, 2020 at which point the rate became variable at the three-month LIBOR plus 457 basis points payable quarterly. As of June 30, 2021, the effective variable rate was 4.75%. Under regulatory capital guidelines subordinated debt begins to phase out of Tier 2 capital qualification, on an annual straight-line basis, when there are five years remaining until the subordinated debt matures. As of June 30, 2021, the WashingtonFirst subordinated debt had less than five years but more than four years remaining until it matures, and therefore, as of that date, $20.0 million of the subordinated debt was considered Tier 2 capital under current regulatory guidelines. On July 15, 2021, the Company redeemed the entire outstanding principal balance of the WashingtonFirst subordinated debt.

In conjunction with the acquisition of Revere Bank ("Revere"), the Company assumed $31.0 million in subordinated debt with an associated purchase premium at acquisition of $0.2 million, which is being amortized through the call date. The subordinated debt has a 10-year term, maturing on September 30, 2026, is non-callable until September 30, 2021, and currently bears a fixed interest rate of 5.625% per annum, payable semi-annually. Beginning on October 1, 2021, the interest rate resets quarterly to an amount equal to three month LIBOR plus 441 basis points. The entire amount of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	June 30, 2021	December 31, 2020
Fixed to floating rate sub debt, 4.25%	$175,000	$175,000
WashingtonFirst sub debt, 4.75%	25,000	25,000
Revere fixed to floating rate sub debt, 5.625%	31,000	31,000
Total Sub debt	231,000	231,000
Less: Debt held as investments by Sandy Spring	(3,000)	(3,000)
Add: Purchase accounting premium	1,433	1,669
Less: Debt issuance costs	(2,435)	(2,581)
Long-term borrowings	$226,998	$227,088

Other Borrowings
At June 30, 2021 and December 31, 2020, the Company had $140.7 million and $153.2 million, respectively, of outstanding retail repurchase agreements. The Company had no outstanding federal funds purchased at June 30, 2021 and $390.0 million at December 31, 2020. At June 30, 2021, the Company did not have any borrowings outstanding of the $897.2 million available to borrow under the Paycheck Protection Program Liquidity Facility ("PPPLF"). Amounts borrowed under the PPPLF are required to be repaid as PPP loans are repaid or forgiven.

At June 30, 2021, the Company had an available line of credit with the FHLB under which its borrowings are limited to $3.9 billion based on pledged collateral at prevailing market interest rates, with no outstanding borrowings against it at June 30, 2021. At December 31, 2020, lines of credit with the FHLB totaled $3.0 billion based on pledged collateral with $379.1 million borrowed against the line. During the six months ended June 30, 2021, the Company early repaid $279.0 million of FHLB advances, resulting in a prepayment penalty of $9.1 million, which was recorded to other expense in the Condensed Consolidated Statements of Income.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $846.7 million, commercial real estate loans amounting to $2.8 billion, home equity lines of credit (“HELOC”) amounting to $231.1 million, and multifamily loans amounting to $261.9 million at June 30, 2021, as collateral under the borrowing agreement with the FHLB. At December 31, 2020, the Company had pledged collateral of qualifying mortgage loans of $1.0 billion, commercial real estate loans of $2.8 billion, HELOC loans of $226.2 million, and multifamily loans of $237.6 million under the FHLB borrowing agreement. The Company also had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $452.9 million and $276.2 million at June 30, 2021 and December 31, 2020, respectively, collateralized by loans, with no borrowings outstanding at the end of either period. In addition, the Company had unsecured lines of credit with correspondent banks of $1.2 billion and $1.1 billion at June 30, 2021 and December 31, 2020, respectively. Of the unsecured lines of credit available there were no outstanding borrowings at June 30, 2021 and $390.0 million outstanding at December 31, 2020.

NOTE 8 – STOCKHOLDERS' EQUITY
In December 2020, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to 2,350,000 shares of common stock. No shares of common stock have been repurchased under this plan. Under the previous stock repurchase plan that was approved in 2018 and expired in December 2020, the Company was authorized to repurchase up to 1,800,000 shares. During the six months ended June 30, 2020, the Company repurchased and retired 820,328 common shares for the total cost of $25.7 million. Cumulatively under the previous plan, as of December 31, 2020, the Company repurchased and retired 1,488,519 shares of its common stock at an average price of $33.58 per share for a total cumulative cost of $50.0 million.

NOTE 9 – SHARE BASED COMPENSATION
At June 30, 2021, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 790,084 are available for issuance at June 30, 2021, has a term of 10 years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven or 10 years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $1.4 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and of $2.3 million and $1.8 million, for the six months ended June 30, 2021 and 2020, respectively, related to the awards of stock options, restricted stock grants, restricted stock unit grants and performance share unit grants. There was no unrecognized compensation cost related to stock options as of June 30, 2021. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $10.8 million as of June 30, 2021. That cost is expected to be recognized over a weighted average period of approximately 2.51 years.

During the six months ended June 30, 2021, the Company granted 128,557 restricted shares, restricted stock units and performance share units, of which 32,728 units are subject to achievement of certain performance conditions measured over a three-year performance period and 95,829 restricted shares or units are subject to a three year vesting schedule. The Company did not grant any stock options under the Omnibus Incentive Plan during the six months ended June 30, 2021.

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2021	430,038	$14.97	3.0 years	$6,828
Granted	—	$—
Exercised	(140,523)	$14.35		$3,654
Forfeited	—	$—
Expired	—	$—
Balance at June 30, 2021	289,515	$15.27	2.5 years	$8,789

Exercisable at June 30, 2021	289,515	$15.27	2.5 years	$8,789

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2021	391,683	$29.50
Granted	128,557	$41.05
Vested	(114,462)	$31.32
Forfeited/ cancelled	(6,143)	$34.70
Non-vested at June 30, 2021	399,635	$32.65

NOTE 10 – PENSION PLAN
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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Interest cost on projected benefit obligation	$318	$359	$636	$719
Expected return on plan assets	(312)	(456)	(624)	(912)
Recognized net actuarial loss	227	219	454	437
Net periodic benefit cost	$233	$122	$466	$244

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of Plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. After consideration of these factors, the Company has not made a contribution during the six months ended June 30, 2021. Management continues to monitor the funding level of the Plan and may make additional contributions as necessary during 2021.

NOTE 11 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2021	2020	2021	2020
Net income	$57,263	$(14,338)	$132,727	$(4,351)
Distributed and undistributed earnings allocated to participating securities	(481)	(120)	(1,121)	(188)
Net income attributable to common shareholders	$56,782	$(14,458)	$131,606	$(4,539)

Total weighted average outstanding shares	47,689	47,389	47,610	41,170
Less: Weighted average participating securities	(401)	(401)	(406)	(343)
Basic weighted average common shares	47,288	46,988	47,204	40,827
Dilutive weighted average common stock equivalents	235	—	266	—
Diluted weighted average common shares	47,523	46,988	47,470	40,827

Basic net income per common share	$1.20	$(0.31)	$2.79	$(0.11)
Diluted net income per common share	$1.19	$(0.31)	$2.77	$(0.11)

Anti-dilutive shares	—	56	—	16

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME/ (LOSS)
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

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2021	$28,175	$(9,470)	$18,705
Other comprehensive loss before reclassification, net of tax	(14,108)	—	(14,108)
Reclassifications from accumulated other comprehensive income, net of tax	(96)	333	237
Current period change in other comprehensive income, net of tax	(14,204)	333	(13,871)
Balance at June 30, 2021	$13,971	$(9,137)	$4,834

(In thousands)	Unrealized Gains/ (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2020	$4,000	$(8,332)	$(4,332)
Other comprehensive income before reclassification, net of tax	19,114	—	19,114
Reclassifications from accumulated other comprehensive income, net of tax	(284)	326	42
Current period change in other comprehensive income, net of tax	18,830	326	19,156
Balance at June 30, 2020	$22,830	$(8,006)	$14,824

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2021	2020
Unrealized gains on investments available-for-sale:
Affected line item in the Statements of Income:
Investment securities gains	$129	$381
Income before taxes	129	381
Tax expense	(33)	(97)
Net income	$96	$284

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$(454)	$(437)
Loss before taxes	(454)	(437)
Tax benefit	121	111
Net loss	$(333)	$(326)
(1)This amount is included in the computation of net periodic benefit cost. See Note 10 for additional information on the pension plan.

NOTE 13 – LEASES
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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Components of lease expense:
Operating lease cost (resulting from lease payments)	$3,134	$3,397	$6,286	$6,127

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$3,274	$3,309	$6,554	$6,002
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$—	$—	$803	$—
Acquisitions	$—	$7,409	$—	$7,720

			June 30, 2021	December 31, 2020
Supplemental balance sheet information related to leases:
Operating lease ROU assets			$62,225	$65,215
Operating lease liabilities			$71,850	$74,982

Other information related to leases:
Weighted average remaining lease term of operating leases			9.2 years	9.5 years
Weighted average discount rate of operating leases			2.93%	3.04%

At June 30, 2021, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining 2021	$6,368
2022	11,375
2023	11,379
2024	9,465
2025	7,633
Thereafter	37,341
Total undiscounted lease payments	83,561
Less: Present value discount	(11,711)
Lease liability	$71,850

The Company recognized lease liabilities of $1.9 million and ROU assets of $1.6 million for two operating leases that have not yet commenced operations at June 30, 2021. One lease is expected to commence operations during the fourth quarter of 2021 and one is expected to commence operations during the first quarter of 2022. The associated ROU assets include approximately $0.2 million of tenant allowances for improvements to the spaces. The Company does not have any lease arrangements with any of its related parties as of June 30, 2021.

NOTE 14 – DERIVATIVES
The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and, therefore, has no credit risk. The notional value of the swaps outstanding was $374.4 million as of June 30, 2021 compared to $320.5 million as of December 31, 2020. The fair values of swap positions net to zero to minimize the potential impact on the Company’s Condensed Consolidated Financial Statements. Fair values of the swaps are carried as both gross assets and gross liabilities in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. The associated net gains and losses on the swaps are recorded in Other income in the Condensed Consolidated Statements of Income.

NOTE 15 – LITIGATION
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

NOTE 16 – FAIR VALUE
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

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$71,082	$—	$71,082
Investments available-for-sale:
U.S. treasuries and government agencies	—	47,905	—	47,905
State and municipal	—	359,468	—	359,468
Mortgage-backed and asset-backed	—	1,026,181	—	1,026,181
Corporate debt	—	—	7,472	7,472
Total investments available-for-sale	—	1,433,554	7,472	1,441,026
Interest rate swap agreements	—	6,555	—	6,555
Total assets	$—	$1,511,191	$7,472	$1,518,663

Liabilities:
Interest rate swap agreements	$—	$(6,555)	$—	$(6,555)
Total liabilities	$—	$(6,555)	$—	$(6,555)
 (1) The outstanding principal balance for residential loans held for sale as of June 30, 2021 was $69.4 million.

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$78,294	$—	$78,294
Investments available-for-sale:
U.S. treasuries and government agencies	—	43,297	—	43,297
State and municipal	—	390,367	—	390,367
Mortgage-backed and asset-backed	—	904,432	—	904,432
Corporate debt	—	—	9,925	9,925
Total investments available-for-sale	—	1,338,096	9,925	1,348,021
Interest rate swap agreements	—	9,183	—	9,183
Total assets	$—	$1,425,573	$9,925	$1,435,498

Liabilities:
Interest rate swap agreements	$—	$(9,183)	$—	$(9,183)
Total liabilities	$—	$(9,183)	$—	$(9,183)
 (1) The outstanding principal balance for residential loans held for sale as of December 31, 2020 was $75.5 million.

The following table provides a change in the fair value of assets measured in the Condensed Consolidated Statements of Condition at fair value with significant unobservable inputs (Level 3) on a recurring basis for the period indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2021	$9,925
Additions of Level 3 assets	—
Sales of Level 3 assets	(2,102)
Total unrealized loss included in other comprehensive income/ (loss)	(351)
Balance at June 30, 2021	$7,472

Assets Measured at Fair Value on a Nonrecurring Basis
The following tables set forth the Company’s financial assets subject to fair value adjustments on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2021
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$5,491	$5,491	$5,961
Other real estate owned	—	—	1,234	1,234	(154)
Total	$—	$—	$6,725	$6,725	$5,807
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

At June 30, 2021, loans totaling $76.9 million were written down to fair value of $60.6 million as a result of individual credit loss allowances of $16.3 million associated with the collateral dependent loans. Loans totaling $97.7 million were written down to fair value of $86.3 million at December 31, 2020 as a result of individual credit loss allowances of $11.4 million associated with the collateral dependent loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	June 30, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$630,494	$630,494	$630,494	$—	$—
Residential mortgage loans held for sale	71,082	71,082	—	71,082	—
Investments available-for-sale	1,441,026	1,441,026	—	1,433,554	7,472
Equity securities	41,097	41,097	41,097	—	—
Loans, net of allowance	9,968,554	10,003,870	—	—	10,003,870
Interest rate swap agreements	6,555	6,555	—	6,555	—
Accrued interest receivable	40,630	40,630	40,630	—	—
Bank owned life insurance	145,892	145,892	—	145,892	—

Financial liabilities:
Time deposits	$1,645,109	$1,645,006	$—	$1,645,006	$—
Other deposits	9,221,357	9,221,357	9,221,357	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	140,708	140,708	—	140,708	—
Advances from FHLB	—	—	—	—	—
Subordinated debt	226,998	235,598	—	—	235,598
Interest rate swap agreements	6,555	6,555	—	6,555	—
Accrued interest payable	2,380	2,380	2,380	—	—

			Fair Value Measurements
	December 31, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$297,003	$297,003	$297,003	$—	$—
Residential mortgage loans held for sale	78,294	78,294	—	78,294	—
Investments available-for-sale	1,348,021	1,348,021	—	1,338,096	9,925
Equity securities	65,760	65,760	65,760	—	—
Loans, net of allowance	10,235,142	10,336,355	—	—	10,336,355
Interest rate swap agreements	9,183	9,183	—	9,183	—
Accrued interest receivable	46,431	46,431	46,431	—	—
Bank owned life insurance	126,887	126,887	—	126,887	—

Financial liabilities:
Time deposits	$1,657,662	$1,674,112	$—	$1,674,112	$—
Other deposits	8,375,407	8,375,407	8,375,407	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	543,157	543,157	—	543,157	—
Advances from FHLB	379,075	390,593	—	390,593	—
Subordinated debt	227,088	227,512	—	—	227,512
Interest rate swap agreements	9,183	9,183	—	9,183	—
Accrued interest payable	3,254	3,254	3,254	—	—

NOTE 17 - SEGMENT REPORTING
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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees, and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment, and other expenses. Non-cash charges associated with amortization of intangibles were $1.2 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and were $2.4 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively.

The Insurance segment is conducted through Sandy Spring Insurance, a subsidiary of the Bank. Sandy Spring Insurance operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel, occupancy, support charges, and other expenses. Non-cash charges associated with amortization of intangibles were immaterial for the three and six months ended June 30, 2021 and 2020.

The Investment Management segment is conducted through West Financial and RPJ, subsidiaries of the Bank. These asset management and financial planning firms, located in McLean, Virginia and Falls Church, Virginia, respectively, provide comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial and RPJ had approximately $3.8 billion in combined assets under management as of June 30, 2021. Major revenue sources include non-interest income earned on the above services. Expenses include personnel, occupancy, support charges, and other expenses. Non-cash charges associated with amortization of intangibles were $0.5 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and were $0.9 million for the six months ended June 30, 2021 and 2020, respectively.

Information for the operating segments and reconciliation of the information to the Condensed Consolidated Financial Statements for the periods indicated are presented in the following tables:

	Three Months Ended June 30, 2021
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$114,823	$1	$2	$(3)	$114,823
Interest expense	6,780	—	—	(3)	6,777
Provision/ (credit) for credit losses	(4,204)	—	—	—	(4,204)
Non-interest income	23,714	1,246	5,516	(4,217)	26,259
Non-interest expense	58,049	1,324	3,819	(217)	62,975
Income/(loss) before income taxes	77,912	(77)	1,699	(4,000)	75,534
Income tax expense/ (benefit)	17,728	(21)	564	—	18,271
Net income/ (loss)	$60,184	$(56)	$1,135	$(4,000)	$57,263

Assets	$12,925,577	$8,758	$55,648	$(64,406)	$12,925,577

	Three Months Ended June 30, 2020
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$114,929	$1	$—	$(3)	$114,927
Interest expense	13,416	—	—	(3)	13,413
Provision for credit losses	58,686	—	—	—	58,686
Non-interest income	19,253	1,198	2,693	(220)	22,924
Non-interest expense	82,410	1,275	1,973	(220)	85,438
Income/ (loss) before income taxes	(20,330)	(76)	720	—	(19,686)
Income tax expense/ (benefit)	(5,517)	(21)	190	—	(5,348)
Net income/ (loss)	$(14,813)	$(55)	$530	$—	$(14,338)

Assets	$13,281,483	$10,537	$55,319	$(56,892)	$13,290,447

	Six Months Ended June 30, 2021
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$229,084	$2	$4	$(6)	$229,084
Interest expense	16,444	—	—	(6)	16,438
Provision/ (credit) for credit losses	(38,912)	—	—	—	(38,912)
Non-interest income	45,439	3,397	10,723	(4,434)	55,125
Non-interest expense	121,744	2,811	7,027	(434)	131,148
Income before income taxes	175,247	588	3,700	(4,000)	175,535
Income tax expense	41,566	162	1,080	—	42,808
Net income	$133,681	$426	$2,620	$(4,000)	$132,727

Assets	$12,925,577	$8,758	$55,648	$(64,406)	$12,925,577

	Six Months Ended June 30, 2020
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$198,786	$4	$2	$(7)	$198,785
Interest expense	32,944	—	—	(7)	32,937
Provision for credit losses	83,155	—	—	—	83,155
Non-interest income	33,230	3,327	4,959	(424)	41,092
Non-interest expense	127,065	2,739	3,804	(424)	133,184
Income/ (loss) before income taxes	(11,148)	592	1,157	—	(9,399)
Income tax expense/ (benefit)	(5,516)	164	304	—	(5,048)
Net income/ (loss)	$(5,632)	$428	$853	$—	$(4,351)

Assets	$13,281,483	$10,537	$55,319	$(56,892)	$13,290,447

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

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank (the “Bank”). The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At June 30, 2021, the Company had $12.9 billion in total assets, compared to $12.8 billion at December 31, 2020. The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

On April 1, 2020 ("Acquisition Date"), the Company completed the acquisition of Revere Bank ("Revere"), headquartered in Rockville, Maryland, resulting in the addition of more than $2.8 billion in assets. At the Acquisition Date, Revere had loans of $2.5 billion and deposits of $2.3 billion. The all-stock transaction resulted in the issuance of 12.8 million common shares and with total consideration valued at approximately $293 million. In addition, on February 1, 2020 the Company acquired RPJ, a wealth advisory firm located in Falls Church, Virginia with approximately $1.5 billion in assets under management on the date the acquisition closed. The results of operations from the Revere and RPJ acquisitions have been included in the consolidated results of operations from the date of the acquisitions. As a result of the growth, interest and non-interest income and expense increased from the prior year’s quarter.

Current State and Response
The Company's business, financial condition, and results of operations have been and may continue to be affected by the outbreak of the novel coronavirus ("COVID-19" or “pandemic”). Both globally and within the United States, the pandemic continues to have negative impacts and has caused disruption to economic and commercial activity and financial markets, both nationally and locally. Area jurisdictions have relaxed their restrictions, but continue to monitor and modify their respective pandemic guidelines on a periodic basis based on contagion metrics. Businesses continue to observe and modify their activities and behaviors to remain in compliance with the jurisdictional directives while concurrently providing consumers with goods and services. These directives have resulted in business and operational disruptions, including business closures, operational reorganizations, supply chain disruptions, and layoffs and furloughs. Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may cause additional harm to our business. Decreased short-term interest rates, such as those announced by the Federal Reserve during the past year has resulted in a negative impact on our results, as we have certain assets and liabilities that are sensitive to changes in interest rates. Management continually monitors developments, evaluates strategic and tactical initiatives and solutions and allocates the necessary resources to mitigate the negative impact of this significant market disruption caused by the pandemic. For a description of the potential impacts of COVID-19 on the Company, see “Item 1A-Risk Factors” in the Company’s 2020 Annual Report on Form 10-K.

The Company implemented business continuity plans and continues to provide financial services to clients. In response to COVID-19, the Company implemented numerous actions to address the health and safety of employees and clients and to assist clients that have been impacted by the pandemic. As area jurisdictions have relaxed their restrictions, the Company is carefully executing its return to work plan.

Current Quarter Financial Overview
The Company recorded net income of $57.3 million ($1.19 per diluted common share) in the current quarter compared to a net loss of $14.3 million ($0.31 per diluted common share) for the second quarter of 2020 and net income of $75.5 million ($1.58 per diluted common share) for the first quarter of 2021. The results from the second quarter of the prior year reflected the combined impact of merger and acquisition expense associated with the acquisition of Revere Bank ("Revere") in that quarter, the impact of the COVID-19 pandemic on the economic forecast used in the determination of the allowance for credit losses, and the provision for credit losses associated with the Revere acquisition.

For the current quarter, core earnings, which exclude the impact of the provision for credit losses and provision on unfunded loan commitments, merger and acquisition expense, loss on FHLB redemptions, amortization of intangibles and investment securities gains, each on an after-tax basis, were $55.1 million ($1.16 per diluted common share), compared to $51.9 million ($1.10 per diluted common share) for the quarter ended June 30, 2020 and $56.9 million ($1.20 per diluted common share) for the quarter ended March 31, 2021.

The current quarter's provision for credit losses was a credit of $4.2 million as compared to a credit of $34.7 million for the first quarter of 2021. The current and prior quarter's credits for the provision for credit losses were principally the result of the decline in the forecasted unemployment rate and, to a lesser degree, improvements in other forecasted macroeconomic indicators.

The second quarter’s results reflect the following events:

•The Company recorded net income of $57.3 million ($1.19 per diluted common share) in the current quarter compared to a net loss of $14.3 million ($0.31 per diluted common share) for the second quarter of 2020.

•Core earnings increased 6% to $55.1 million for the second quarter of 2021, compared to $51.9 million compared to the prior year quarter.

•Total assets at June 30, 2021, declined 3% to $12.9 billion compared to $13.3 billion at June 30, 2020. The decline in total assets, year-over-year was primarily the result of the $179.2 million net reduction in loans originated under the Paycheck Protection Program ("PPP" or "PPP Program") and the $251.5 million decline in the residential mortgage loan portfolio. While the total loan portfolio, excluding PPP loans, decreased 1% due to the combined run-off of residential mortgage and consumer loans, year-over-year organic commercial real estate loan growth was 6%.

•Excluding PPP loans, total loan growth during the current quarter compared to the first quarter of 2021 was 1%, with organic commercial loan growth during the quarter of 2%. Deposits increased 2% during the linked quarter, driven by 6% growth in noninterest-bearing deposits.

•The net interest margin was 3.63% for the second quarter of 2021, compared to 3.47% for the same quarter of 2020, and 3.56% for the first quarter of 2021. Excluding the impact of the amortization of the fair value marks derived from acquisitions, the current quarter’s net interest margin would have been 3.60%, compared to 3.19% for second quarter of 2020, and 3.46% for the first quarter of 2021.

•The provision for credit losses was a credit of $4.2 million for the current quarter compared to the prior quarter’s credit to the provision of $34.7 million. The credits to the provision continue to be the result of improvements in forecasted economic metrics. The overall credit to the provision for the quarter was partially mitigated by increases in non-PPP loan balances, individual reserves assessed on a few non-accrual loans in the hospitality industry and adjustments to qualitative factors.

•Non-interest income for the current quarter increased by 15% or $3.3 million compared to the prior year quarter, as wealth management income grew 20% and service charges on deposit accounts increased 62%. Bank card fees grew 42% compared to the prior year quarter as a result of transaction volume. Other non-interest income also grew significantly compared to the prior year as a result of the combination of the full payoff of a purchased credit deteriorated loan and activity-based contractual vendor incentives.

•Non-interest expense decreased $22.5 million or 26% for the second quarter of 2021, compared to the prior year quarter. The prior year's quarter included $22.5 million in merger and acquisition expense, in addition to $5.9 million in prepayment penalties from the liquidation of acquired FHLB borrowings. These reductions from the prior year more than offset the increase in salary and benefit expense in the current year quarter as a result of staffing cost increases associated with strategic business initiatives.

•Return on average assets (“ROA”) for the quarter ended June 30, 2021 was 1.79% and return on average tangible common equity (“ROTCE”) was 20.44% compared, to 2.39% and 28.47%, respectively, for the first quarter of 2021. On a non-GAAP basis, the current quarter's core ROA was 1.73% and core ROTCE was 19.68% compared to core ROA of 1.80% and core ROTCE of 21.48% for the prior quarter of 2021. For the second quarter of 2021 the GAAP efficiency ratio was 46.89% compared to 51.08% for the first quarter of 2021. The non-GAAP efficiency ratio for the second quarter of 2021 was 45.36% compared to 42.65% for the first quarter of 2021. The change in the efficiency ratio reflects the impact of the decrease in mortgage banking income and the increase in costs related to various strategic initiatives during the current quarter.

Summary of Second Quarter Results

Balance Sheet and Credit Quality
Total assets declined 3% to $12.9 billion at June 30, 2021, as compared to $13.3 billion at June 30, 2020. During this period, total loans declined by 2% to $10.1 billion at June 30, 2021, compared to $10.3 billion at June 30, 2020. Excluding PPP loans, total loans declined 1% to $9.2 billion at June 30, 2021 as compared to the prior year quarter. The year-over-year decline in the total loan portfolio was primarily the result of the $179.2 million net reduction of loans originated under the PPP Program and the $251.5 million decline in the residential mortgage loan portfolio, which was partially offset by year-over-year non-PPP commercial loan growth of $276.9 million or 4%. The year-over-year decline in the mortgage loan portfolio resulted from mortgage loan refinance activity driven by the low interest rate environment and the strategic decision to sell the majority of new mortgage loan production.

Compared to March 31, 2021, total loans, excluding PPP loans, increased 1% or $69.1 million at June 30, 2021. During this same period, commercial real estate loans increased $178.9 million or 3% and non-PPP commercial business loans declined $13.3 million or 1%.

Deposit growth was 8% during the past twelve months, as noninterest-bearing deposits experienced growth of 16% and interest-bearing deposits grew 3%. This growth was driven primarily by the impact of the PPP program and, to a lesser extent, growth in core deposit relationships.

At June 30, 2021, the remaining outstanding principal balance of PPP loans was $897.2 million. As of June 30, 2021, 4,126 PPP loans totaling $651.2 million have been forgiven and an additional $49.1 million have been repaid by borrowers. At the end of the current quarter, loans with an aggregate balance of $124.2 million remain in deferral status, of which non-accrual loans comprised $56.0 million. Currently, the 93% of loans that had been granted modifications/deferrals due to pandemic-related financial stress have returned to their original payment plans.

Tangible common equity increased to $1.2 billion or 9.28% of tangible assets at June 30, 2021, compared to $983.4 million or 7.63% at June 30, 2020 as a result of accumulated earnings over the preceding twelve months. Excluding the impact of the PPP program from tangible assets at June 30, 2021, the tangible common equity ratio would be 9.98%. At June 30, 2021, the Company had a total risk-based capital ratio of 15.82%, a common equity tier 1 risk-based capital ratio of 12.47%, a tier 1 risk-based capital ratio of 12.47%, and a tier 1 leverage ratio of 9.49%.

The level of non-performing loans to total loans was 0.93% at June 30, 2021, compared to 0.77% at June 30, 2020, and 0.94% at March 31, 2021. At June 30, 2021, non-performing loans totaled $94.3 million, compared to $79.9 million at June 30, 2020, and $98.7 million at March 31, 2021. Non-performing loans include non-accrual loans, accruing loans 90 days or more past due and restructured loans. Loans placed on non-accrual during the current quarter amounted to $1.5 million compared to $27.3 million for the prior year quarter and $0.4 million for the first quarter of 2021. Loans in non-accrual status at quarter end included a few large borrowings within the hospitality sector with an aggregate balance of $40.9 million. These large loans, which are collateral dependent, had individual reserves amounting to $5.7 million at June 30, 2021.

The Company recorded net charge-offs of $2.2 million for the second quarter of 2021, as compared to net recoveries of $0.4 million for the second quarter of 2020 and net charge-offs of $0.3 million for the first quarter of 2021. The increase in charge-offs in the current quarter compared to the prior quarter and the prior year quarter was primarily the result of the charge-off of an acquired pre-pandemic problem credit.

At June 30, 2021, the allowance for credit losses was $124.0 million or 1.23% of outstanding loans and 131% of non-performing loans, compared to $130.4 million or 1.25% of outstanding loans and 132% of non-performing loans at March 31, 2021. Excluding PPP loans, the allowance for credit losses to outstanding loans was 1.34% and 1.43%, at June 30, 2021 and March 31, 2021, respectively.

Quarterly Results of Operations
The Company recorded net income of $57.3 million for the three months ended June 30, 2021, compared to a net loss of $14.3 million for the prior year quarter. The current quarter's results include a credit to the provision for credit losses, the continued positive impact of reduced funding cost, and a 15% increase in non-interest income. The second quarter of the prior year's results reflected the combined impact of merger and acquisition expense associated with the Revere acquisition, the impact of the COVID-19 pandemic on the economic forecast used in the determination of the allowance for credit losses, and the additional provision for credit losses associated with the Revere acquisition. Pre-tax, pre-provision, pre-merger income was $71.3 million for the three months ended June 30, 2021 compared to $61.5 million for the prior year quarter.

Net interest income increased $6.5 million or 6% for the second quarter of 2021 compared to the second quarter of 2020, as a result of the significant reduction in interest expense during the preceding twelve months. During this period, as general market interest rates declined significantly, interest income remained stable while interest expense on deposits, notably money market and time deposits, declined, resulting in a $6.6 million decrease in interest expense. This decrease reflects the decline in interest expense on interest-bearing deposits of $8.4 million, which was partially offset by the $1.8 million increase in interest expense on borrowings for the current year. The increase in borrowing costs occurred due to the prior year's inclusion of $5.8 million for accelerated amortization of the purchase premium on FHLB advances due to the prepayment of those borrowings. Excluding the accelerated amortization recognized in the prior year quarter, borrowing cost would have been lower by $4.0 million in the second quarter of 2021. The PPP program contributed $13.2 million to net interest income for the quarter, of which $10.4 million represented origination fees. The net interest margin for the second quarter of 2021 was 3.63% as compared to 3.47% for the same quarter of the prior year as a result of the decreased funding cost during the period. Excluding the net $0.8 million impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for the current quarter would have been 3.60% compared to the adjusted net interest margin of 3.19% for the second quarter of 2020.

The provision for credit losses was a credit of $4.2 million for the second quarter of 2021 compared to a charge of $58.7 million for the second quarter of 2020. The provision for credit losses for the first quarter of 2021 was a credit of $34.7 million. The credits to the provision during 2021 continue to be the result of the improvement in forecasted economic metrics, predominantly the projected unemployment and business bankruptcies rates. The overall credit to the provision for the quarter was partially mitigated by increases in non-PPP loan balances, individual reserves assessed on a few non-accrual loans in the hospitality industry and adjustments to qualitative factors.

Non-interest income increased $3.3 million or 15% during the current quarter compared to the same quarter of the prior year, as wealth management income grew 20% and service charges on deposit accounts increased 62%. The growth in wealth management income reflects the continued positive impact of the RPJ acquisition in 2020 in addition to the performance in the financial markets and the expansion of the wealth management client base. The growth in service charge income reflects the impact from the prior year's temporary suspension of certain service fees as well as lower transaction volume, both a resulting reaction to the COVID-19 pandemic. Bank card fees grew 42% compared to the prior year quarter as a result of transaction volume. Other non-interest income also grew significantly compared to the prior year as a result of the combination of the full payoff of a purchased credit deteriorated loan and activity-based contractual vendor incentives.

Non-interest expense decreased $22.5 million or 26% for the second quarter of 2021, compared to the prior year quarter. The prior year's non-interest expense included $22.5 million in merger and acquisition expense, as well as $5.9 million in prepayment penalties from the liquidation of acquired FHLB borrowings. Salary and benefit expense increased $4.7 million as a result of staffing increases and the $1.3 million increase in professional fees and services, primarily consulting fees associated with strategic business initiatives. Occupancy and equipment expense decreased 8% compared to the prior year due to decreased depreciation and rental expense the result of post-acquisition reduction of banking locations. The cost savings from the post-acquisition location rationalization was offset by increases in advertising costs, outside data services and FDIC insurance.

For the second quarter of 2021, the GAAP efficiency ratio was 46.89% compared to 68.66% for the second quarter of 2020, and 51.08% for the first quarter of 2021. The non-GAAP efficiency ratio was 45.36% for the current quarter as compared to 43.85% for the second quarter of 2020, and 42.65% for the first quarter of 2021. The modest increase in the efficiency ratio (reflecting a decrease in efficiency) from the second quarter of the prior year to the current year quarter was the result of the 11% growth in non-GAAP expense outpacing the 8% growth in non-GAAP revenue. ROA for the quarter ended June 30, 2021 was 1.79% and ROTCE was 20.44% compared, respectively, to 2.39% and 28.47% for the first quarter of 2021. On a non-GAAP basis, the current quarter's core ROA was 1.73% and core ROTCE was 19.68% compared to core ROA of 1.80% and core ROTCE of 21.48% for the prior quarter of 2021.

Results of Operations
For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The Company recorded net income of $132.7 million ($2.77 per diluted common share) for the six months ended June 30, 2021 compared to net loss of $4.4 million ($0.11 per diluted common share) for the same period in the prior year. Pre-tax, pre-provision, pre-merger income was $136.7 million for the six months ended June 30, 2021 compared to $97.7 million for the prior year period. The second quarter of the current year benefited from post-acquisition increased net interest income, a $38.9 million credit to the provision for credit losses, and a 34% increase in non-interest income driven primarily by mortgage banking and wealth management income. The Company’s participation in the PPP resulted in a net positive pre-tax impact of $24.1 million, year-to-date for 2021 compared to $5.5 million for the same period of 2020. The prior year's results reflected the combined impact of merger and acquisition expense associated with the Revere acquisition, the impact of the COVID-19 pandemic on economic forecast used in the determination of the allowance for credit losses and the additional provision for credit losses associated with the acquisition of Revere during that period.

Core earnings on an after-tax basis for the six months ended June 30, 2021, which exclude the impact of the provision for credit losses, the provision for credit losses on unfunded loan commitments, merger and acquisition expense, amortization of intangible assets, loss on FHLB redemptions, and investment securities gains, were $112.1 million ($2.36 per diluted common share), compared to $81.5 million ($2.00 per diluted common share) for the six months ended June 30, 2020.

Year-to-date, the provision for credit losses was a credit of $38.9 million as compared to a charge of $83.2 million for the same period of 2020. For the six months ended June 30, 2021, the credit for the provision for credit losses, compared to the prior year's charge to the provision, principally reflects the impact of the improvement in the most recent forecasted economic metrics, most notably the rate of unemployment and anticipated business bankruptcies. The charge to the provision for credit losses for the same period in 2020 predominantly reflected the combined results of the impact of the deteriorated economic forecasts during the first six months of 2020 as well as the initial allowance on acquired Revere non-purchased credit deteriorated loans.

Net Interest Income
Net interest income for the six months ended June 30, 2021 was $212.6 million compared to $165.8 million for the six months ended June 30, 2020. On a tax-equivalent basis, net interest income for the six months ended June 30, 2021 was $214.6 million compared to $168.3 million for the six months ended June 30, 2020, a 27% increase driven primarily by the Revere acquisition, and to a lesser extent, the impact of lower market interest rates on the cost of interest-bearing liabilities. Year-to-date, interest income increased $30.3 million or 15% while interest expense decreased $16.5 million or 50% as compared to the same period in the prior year. The growth in net interest income benefited from $3.8 million in net amortization of the fair value marks derived from acquisitions. The year-to-date amortization of fair value marks resulted in an additional interest income of $0.9 million and a reduction of interest expense of $2.9 million. In addition to the impact of the amortization of the fair value marks on net interest income for the six months ended June 30, 2021, the PPP program generated interest income, $24.1 million, of which $18.3 million represented origination fees, compared to $6.0 million and $4.0 million, respectively, for the same period of 2020.

The following tables provide an analysis of net interest income performance that reflects a net interest margin that has improved to 3.60% for the six months ended June 30, 2021 compared to 3.39% for the six months ended June 30, 2020. Year-over-year, the average yield on earning assets declined 19 basis points while the average rate paid on interest-bearing liabilities declined 51 basis points, resulting in the increased margin for the comparative period. Excluding the net $3.8 million impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for the current year would have been 3.53%. The net interest margin for 2020, excluding the amortization of fair value marks, would have been 3.23%.

Consolidated Average Balances, Yields and Rates

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$3,654,760	$76,765	4.24%	$2,825,672	$63,691	4.53%
Commercial owner-occupied real estate loans	1,651,282	38,040	4.65	1,483,465	35,000	4.74
Commercial AD&C loans	1,069,552	21,215	4.00	814,372	19,215	4.74
Commercial business loans	2,258,311	50,042	4.47	1,359,199	29,603	4.38
Total commercial loans	8,633,905	186,062	4.35	6,482,708	147,509	4.58
Residential mortgage loans	1,030,608	18,178	3.53	1,174,176	22,000	3.75
Residential construction loans	178,020	3,168	3.59	154,122	3,252	4.24
Consumer loans	482,555	8,728	3.65	520,524	10,497	4.06
Total residential and consumer loans	1,691,183	30,074	3.57	1,848,822	35,749	3.89
Total loans (2)	10,325,088	216,136	4.22	8,331,530	183,258	4.42
Loans held for sale	74,568	1,086	2.91	44,171	696	3.15
Taxable securities	984,305	8,272	1.68	1,068,549	13,367	2.50
Tax-advantaged securities	461,084	5,407	2.35	220,286	3,561	3.23
Total investment securities (3)	1,445,389	13,679	1.89	1,288,835	16,928	2.63
Interest-bearing deposits with banks	187,954	93	0.10	293,001	335	0.23
Federal funds sold	588	—	0.09	338	1	0.53
Total interest-earning assets	12,033,587	230,994	3.87	9,957,875	201,218	4.06

Less: allowance for credit losses	(146,892)			(90,412)
Cash and due from banks	102,013			125,805
Premises and equipment, net	56,042			59,445
Other assets	752,318			747,127
Total assets	$12,797,068			$10,799,840

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,383,253	$462	0.07%	$953,951	$1,154	0.24%
Regular savings deposits	460,738	122	0.05	349,155	146	0.08
Money market savings deposits	3,387,341	2,717	0.16	2,369,566	8,046	0.68
Time deposits	1,693,179	5,380	0.64	1,949,039	16,456	1.70
Total interest-bearing deposits	6,924,511	8,681	0.25	5,621,711	25,802	0.92
Other borrowings	172,727	96	0.11	475,386	1,180	0.50
Advances from FHLB	224,467	2,649	2.38	653,878	1,022	0.32
Subordinated debentures	227,050	5,012	4.41	218,508	4,933	4.52
Total borrowings	624,244	7,757	2.51	1,347,772	7,135	1.07
Total interest-bearing liabilities	7,548,755	16,438	0.44	6,969,483	32,937	0.95

Noninterest-bearing demand deposits	3,579,642			2,402,225
Other liabilities	168,029			167,834
Stockholders' equity	1,500,642			1,260,298
Total liabilities and stockholders' equity	$12,797,068			$10,799,840

Tax-equivalent net interest income and spread		$214,556	3.43%		$168,281	3.11%
Less: tax-equivalent adjustment		1,910			2,433
Net interest income		$212,646			$165,848

Interest income/earning assets			3.87%			4.06%
Interest expense/earning assets			0.27			0.67
Net interest margin			3.60%			3.39%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.50% and 25.45% for 2021 and 2020, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.9 million and $2.4 million in 2021 and 2020, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise tax-equivalent net interest income:

	2021 vs. 2020			2020 vs. 2019
	Increase Or (Decrease)	Due to Change In Average:*		Increase Or (Decrease)	Due to Change In Average:*
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$13,074	$17,405	$(4,331)	$13,605	$20,181	$(6,576)
Commercial owner-occupied real estate loans	3,040	3,737	(697)	5,774	6,504	(730)
Commercial AD&C loans	2,000	5,324	(3,324)	(933)	3,581	(4,514)
Commercial business loans	20,439	19,823	616	8,474	13,668	(5,194)
Residential mortgage loans	(3,822)	(2,583)	(1,239)	(1,759)	(1,205)	(554)
Residential construction loans	(84)	457	(541)	(584)	(575)	(9)
Consumer loans	(1,769)	(742)	(1,027)	(2,168)	248	(2,416)
Loans held for sale	390	446	(56)	123	287	(164)
Taxable securities	(5,095)	(987)	(4,108)	1,702	4,198	(2,496)
Tax-exempt securities	1,846	3,017	(1,171)	(571)	(188)	(383)
Interest-bearing deposits with banks	(242)	(94)	(148)	(287)	696	(983)
Federal funds sold	(1)	—	(1)	(5)	(2)	(3)
Total tax-equivalent interest income	29,776	45,803	(16,027)	23,371	47,393	(24,022)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(692)	356	(1,048)	394	271	123
Regular savings deposits	(24)	37	(61)	(65)	12	(77)
Money market savings deposits	(5,329)	2,479	(7,808)	(4,850)	4,098	(8,948)
Time deposits	(11,076)	(1,926)	(9,150)	(303)	3,045	(3,348)
Other borrowings	(1,084)	(485)	(599)	492	874	(382)
Advances from FHLB	1,627	(1,117)	2,744	(9,145)	(1,371)	(7,774)
Subordinated debentures	79	196	(117)	3,952	4,106	(154)
Total interest expense	(16,499)	(460)	(16,039)	(9,525)	11,035	(20,560)
Tax-equivalent net interest income	$46,275	$46,263	$12	$32,896	$36,358	$(3,462)
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's total tax-equivalent interest income increased 15% for the first six months of 2021 compared to the prior year period. The previous table reflects that the increase in interest income has been driven predominantly by the 21% growth in average interest-earning assets, which was predominantly the result of the Revere acquisition and, to a lesser extent, the participation in the PPP program. Income growth has occurred despite the overall decline in market interest rates over the previous twelve months, which was driven by concerns over slowing economic growth and the impact of the COVID-19 pandemic. During this period, the yield on interest-earning assets decreased 19 basis points to 3.87%.

During the first six months of 2021 average loans outstanding increased 24% compared to the first six months of 2020. Essentially all of the growth in the loan portfolio occurred due to the 33% increase in the commercial loan portfolio. During the comparative period, total average commercial real estate loans grew 25%, driven primarily by the Revere acquisition, and commercial business loans grew 66%, as a result of the origination of PPP loans. Excluding PPP loans, average commercial business loans grew 10% for the first six months of 2021 compared to the same period in 2020. Average consumer loans, predominantly home equity loans, decreased 7% and the residential mortgage portfolio declined 12% during the same time period, both the direct result of the increased refinancing activity spurred by the low rate environment. Compared to the prior year, the yield on average loans decreased 20 basis points. The average yield on total investment securities decreased 74 basis points while the average balance of the investment portfolio increased 12% for the first six months of 2021 compared to the first six months of 2020. The effects of a larger average balance and lower yields resulted in a 19% decline in interest income from investment securities during the period. Composition of the average investment portfolio shifted to 68% in taxable securities in the current period, as compared to 83% for the prior year period. During the same period, the average yield for taxable securities decreased 82 basis points and the average yield on tax-exempt securities decreased 88 basis points as cash flows and maturities in the portfolio were reinvested at lower rates in the current interest rate environment.

Interest Expense
For the first six months of 2021 interest expense decreased $16.5 million or 50% compared to the first six months of 2020. The first six months of 2020 included a reduction in interest expense due to the impact of the $5.8 million in accelerated amortization of the fair value premium from the prepayment of FHLB advances acquired from Revere. In addition, the fair value premium amortization on time deposits and debt for the first six months of 2021 was responsible for a $2.9 million reduction in interest expense compared to $2.8 million for the same period in 2020. Excluding these items, interest expense decreased 54% compared to the prior year period, driven by the decrease in interest expense on money market accounts and time deposits as market rates have experienced a decline from the prior year. The 52 basis point decline in money market rates during this time period, in addition to the 106 basis point decline in time deposit rates, including the fair value amortization on the time deposits, were the drivers in the decline in the total average rate paid on interest-bearing deposits. The cost of interest-bearing deposits, including the fair value amortization on time deposits, declined 67 basis points for the first six months of 2021 compared to the first six months of 2020. The exclusion of the amortization of the time deposit premium would result in a decline of 69 basis points in the average rate paid on interest-bearing deposits compared to the prior year. The time deposit amortization adjustment benefited the net interest margin by five basis points for both the first six months of 2021 and 2020. For the first six months of 2020, the effect of the accelerated amortization on the acquired FHLB advances accounted for a 10 basis point benefit to the net interest margin. In total, the impact of the amortization of the fair value marks was a 25 basis point reduction in the rate paid on interest-bearing liabilities for the six months ending June 30, 2020.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2021/2020	2021/2020
(Dollars in thousands)	2021	2020	$ Change	% Change
Securities gains	$129	$381	$(252)	(66.1)%
Service charges on deposit accounts	3,828	3,476	352	10.1
Mortgage banking activities	15,945	11,459	4,486	39.1
Wealth management income	17,851	14,570	3,281	22.5
Insurance agency commissions	3,400	3,317	83	2.5
Income from bank owned life insurance	1,385	1,454	(69)	(4.7)
Bank card fees	3,303	2,577	726	28.2
Other income	9,284	3,858	5,426	140.6
Total non-interest income	$55,125	$41,092	$14,033	34.2

Total non-interest income increased 34% to $55.1 million for the six months ended June 30, 2021, compared to $41.1 million for 2020. During the current year, income from mortgage banking activities increased $4.5 million as a result of the high levels of new mortgage and refinancing activity resulting from historically low mortgage lending rates. Additionally, wealth management income increased $3.3 million year over year as a result of the first quarter 2020 acquisition of RPJ, in addition to the growth in assets under management during the past twelve months. Service charge income and bank card fees grew compared to the prior year quarter as a result of customer activity. Other non-interest income also increased significantly compared to the prior year. Further detail by type of non-interest income follows:

•Service charges on deposit accounts increased 10% in the first six months of 2021, compared to the first six months of 2020. The growth in service charge income reflects the impact an increase in the current year's transaction activity in addition to the effects of the prior year's temporary suspension of certain service fees and lower transaction volume, both a resulting reaction to the COVID-19 pandemic.
•Income from mortgage banking activities increased 39% in the first six months of 2021, compared to the first six months of 2020. Origination volume increased as a result of high levels of new mortgage and refinancing activity resulting from historically low mortgage lending rates. Sales of originated mortgage loans rose 80% during the current period compared to the same period for 2020.
•Wealth management income, comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiaries, increased 23% for the first six months of 2021 compared to the same period of the prior year, as a result of the first quarter 2020 acquisition of RPJ, in addition to the $818 million growth in assets under management during the past twelve months. Trust services fees increased 12%

for the first six months of 2021 compared to the prior year period. Overall total assets under management increased to $5.7 billion at June 30, 2021 compared to $4.5 billion at June 30, 2020, due primarily the growth in the existing market values of assets.
•Insurance agency commissions increased 3% for the first six months of 2021 as compared to the first six months of 2020, driven by an increase in commercial insurance commissions compared to the prior year.
•Bank-owned life insurance income decreased 5% for the first six months of 2021 as compared to the first six months of 2020, as the prior year included $0.1 million in insurance mortality proceeds compared to the current year.
•Bank card fee income grew 28% during the first six months of 2021, compared to the first six months of 2020, as a result of transaction volume during the period.
•Other non-interest income increased by 141% or $5.4 million during the first six months of 2021, compared to the first six months of 2020. The payoff of a purchased credit deteriorated loan, in addition to activity-based contractual vendor incentives and credit related fees provided an increase in miscellaneous income of $4.3 million in the current year.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2021/2020	2021/2020
(Dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$75,642	$62,350	$13,292	21.3%
Occupancy expense of premises	10,984	10,572	412	3.9
Equipment expense	6,242	5,970	272	4.6
Marketing	2,264	1,918	346	18.0
Outside data services	4,543	3,751	792	21.1
FDIC insurance	2,942	1,860	1,082	58.2
Amortization of intangible assets	3,356	2,598	758	29.2
Merger and acquisition expense	45	23,908	(23,863)	(99.8)
Professional fees and services	4,896	3,666	1,230	33.6
Other expenses	20,234	16,591	3,643	22.0
Total non-interest expense	$131,148	$133,184	$(2,036)	(1.5)

Non-interest expense decreased 2% to $131.1 million for the six months ended June 30, 2021, compared to $133.2 million for 2020. The current year included $9.1 million in prepayment penalties on FHLB borrowings compared to $5.9 million in prepayment penalties in the prior year. The prior year also included $23.9 million in merger and acquisition expense. Excluding the impact of these items would result in a year-over-year growth rate in non-interest expense of 18%. This growth rate was driven by operational and compensation costs associated with the 2020 acquisitions and staffing cost increases associated with certain strategic initiatives, incentive expense associated with mortgage lending and other volume-based activities, increased intangible asset amortization, higher FDIC insurance premiums and a rise in professional fees and services. Further detail by category of non-interest expense follows:
•Salaries and employee benefits, the largest component of non-interest expense, increased 21% or $13.3 million in the first six months of 2021. Regular salaries represented $6.7 million of this increase, which was the result of staffing costs associated with the 2020 acquisitions and strategic initiatives. The remainder of the increase was primarily the result of incentive costs driven by mortgage banking activities and existing incentive compensation programs.
•Combined occupancy and equipment expenses increased 4% compared to the prior year as a result of increased cost associated with the additional branches and business offices from Revere and RPJ, seasonal expenses and increased software costs.
•Marketing expense increased 18% for the first six months of 2021 compared to the same period of the prior year, due to focused advertising campaigns.
•Outside data services expense increased 21% from the prior year period due to the increase in volume-based components of contractual-based services.
•FDIC insurance increased in the 2021 assessment due to the growth from the 2020 acquisition of Revere.
•Amortization of intangible assets increased as a result of the amortization expense from the core deposit intangible asset recognized in the Revere transaction and, to a lesser degree, the amortization of intangibles acquired from the RPJ acquisition.
•Professional fees and services grew 34% from the prior year due to costs associated with various consulting projects and certain strategic initiatives.

•Other expenses increased $3.6 million due primarily to the prepayment penalties of $9.1 million incurred in the current year from liquidation of FHLB advances as compared to $5.9 million in prepayment penalties that were incurred in the prior year.

Income Taxes
The Company had income tax expense of $42.8 million in the first six months of 2021, compared to income tax benefit of $5.0 million in the first six months of 2020. This increase in tax expense is directly attributable to the year-to-date pre-tax earnings compared to the prior year's negative pre-tax earnings for the six month period. The effective tax rate was 24.4% for the first six months of 2021 compared to a tax benefit rate of 53.7% for the first six months of 2020. The current year's effective tax rate reflects a more normalized rate while the prior year's rate reflected the favorable result of the changes to tax laws in 2020 that expanded the time permitted to utilize previous net operating losses. The Company applied this change to the 2018 acquisition of WashingtonFirst Bankshares, Inc. to realize a tax benefit of $1.8 million for 2020, resulting in a greater proportional benefit from the operating loss in the first six months of 2020.

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

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes merger and acquisition expense, the amortization of intangibles, and other non-core expenses, such as early prepayment penalties on FHLB advances. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income. The GAAP efficiency ratio for the first six months of 2021 was 48.98% compared to 64.36% for the first six months of 2020. The decrease from the prior year to the current for the six months ended June 30 was due to the prior year's inclusion of merger and acquisition expense, in addition to the prepayment penalties on FHLB advances. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio for the first six months of 2021 was 44.01% compared to 48.21% for the first six months of 2020. The improvement in the current year’s non-GAAP efficiency ratio compared to the prior year was the result of the 29% growth in non-GAAP revenue, which outpaced the 18% growth in non-GAAP non-interest expense.

In addition, the Company uses pre-tax, pre-provision income adjusted for merger and acquisition expense as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adjusting the provision for credit losses, merger and acquisition expense and the provision for income taxes from net income. This metric increased by 40% in the first six months of 2021 compared to the same period for 2020, due primarily to the acquisition driven increase in net interest income and significant increases in various categories of non-interest income which offset the increases in non-interest expense as staffing and operating costs increased.

The Company has presented core earnings, core earnings per share, core return on average assets and core return on average tangible common equity in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Core earnings reflect net income exclusive of the provision for credit losses, provision for unfunded loan commitments, merger and acquisition expense, amortization of intangible assets, loss on FHLB redemptions, and investment securities gains, in each case net of tax. Core earnings were $112.1 million ($2.36 per diluted common share) for the six months ended June 30, 2021, compared to $81.5 million ($2.00 per diluted common share) for the six months ended June 30, 2020. Average tangible assets and average tangible common equity represents average assets and average stockholders’ equity, respectively, adjusted for average goodwill and average intangible assets, net. The ROA for the first six months of 2021 was 2.09% compared to (0.08)% for the same period of the prior year. ROTCE was 24.35% for the first six months of 2021 compared to (1.00)% for the first six months of 2020. For the six months ended June 30, 2021, the non-GAAP core ROA was 1.77% compared to 1.52% for the same period in the prior year. The non-GAAP core ROTCE was 20.56% for the first six months of 2021 compared to 18.68% for the first six months of 2020.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Pre-tax pre-provision pre-merger income:
Net income/ (loss)	$132,727	$(4,351)
Plus/ (less) non-GAAP adjustments:
Merger and acquisition expense	45	23,908
Income tax expense/ (benefit)	42,808	(5,048)
Provision/ (credit) for credit losses	(38,912)	83,155
Pre-tax pre-provision pre-merger income	$136,668	$97,664

Efficiency ratio (GAAP):
Non-interest expense	$131,148	$133,184

Net interest income plus non-interest income	$267,771	$206,940

Efficiency ratio (GAAP)	48.98%	64.36%

Efficiency ratio (non-GAAP):
Non-interest expense	$131,148	$133,184
Less non-GAAP adjustments:
Amortization of intangible assets	3,356	2,598
Loss on FHLB redemption	9,117	5,928
Merger and acquisition expense	45	23,908
Non-interest expense - as adjusted	$118,630	$100,750

Net interest income plus non-interest income	$267,771	$206,940
Plus non-GAAP adjustment:
Tax-equivalent income	1,910	2,433
Less non-GAAP adjustment:
Securities gains	129	381
Net interest income plus non-interest income - as adjusted	$269,552	$208,992

Efficiency ratio (non-GAAP)	44.01%	48.21%

GAAP and Non-GAAP Performance Ratios

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Core earnings (non-GAAP):
Net income/ (loss)	$132,727	$(4,351)
Plus/ (less) non-GAAP adjustments (net of tax):
Provision/ (credit) for credit losses	(28,989)	61,992
Provision/ (credit) for credit losses on unfunded loan commitments	(886)	—
Merger and acquisition expense	34	17,823
Amortization of intangible assets	2,500	1,937
Loss on FHLB redemption	6,792	4,419
Investment securities gains	(96)	(284)
Core earnings (non-GAAP)	$112,082	$81,536

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	47,469,470	40,826,748

Earnings per diluted common share (GAAP)	$2.77	$(0.11)
Core earnings per diluted common share (non-GAAP)	$2.36	$2.00

Core return on average assets (non-GAAP):
Average assets (GAAP)	$12,797,068	$10,799,840

Return on average assets (GAAP)	2.09%	(0.08)%
Core return on average assets (non-GAAP)	1.77%	1.52%

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,500,642	$1,260,298
Average goodwill	(370,223)	(360,549)
Average other intangible assets, net	(31,056)	(22,074)
Average tangible common equity (non-GAAP)	$1,099,363	$877,675

Return on average tangible common equity (GAAP)	24.35%	(1.00)%
Core return on average tangible common equity (non-GAAP)	20.56%	18.68%

Results of Operations
For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

For the second quarter of 2021 the Company realized net income of $57.3 million ($1.19 per diluted common share) compared to net loss of $14.3 million ($0.31 per diluted common share) for the second quarter of 2020 and net income of $75.5 million ($1.58 per diluted common share) for the previous quarter. The results from the second quarter of the prior year reflected the combined impact of merger and acquisition expense associated with the acquisition of Revere in that quarter, the impact of the Covid-19 pandemic on the economic forecast used in the determination of the allowance for credit losses, and the provision for credit losses associated with the Revere acquisition.

For the current quarter, core earnings, which exclude the impact of the provision for credit losses and provision on unfunded loan commitments, merger and acquisition expense, loss on FHLB redemptions, amortization of intangibles and investment securities gains, each on an after-tax basis, were $55.1 million ($1.16 per diluted common share), compared to $51.9 million ($1.10 per diluted common share) for the quarter ended June 30, 2020 and $56.9 million ($1.20 per diluted common share) for the quarter ended March 31, 2021.

The current quarter's provision for credit losses was a credit of $4.2 million as compared to a credit of $34.7 million for the first quarter of 2021. The current and prior quarter's credits for the provision for credit losses were principally the result of the decline in the forecasted unemployment rate and, to a lesser degree, improvements in other forecasted macroeconomic indicators.

Net Interest Income
Net interest income increased $6.5 million or 6% for the second quarter of 2021 compared to the second quarter of 2020, as a result of the 49% reduction in interest expense during the preceding twelve months. During this period, as general market interest rates declined significantly, interest income remained stable while interest expense on deposits, notably money market and time deposits, declined, resulting in a $6.6 million decrease in interest expense. Interest expense on interest-bearing deposits declined $8.4 million, which was partially offset by the $1.8 million increase in interest expense on borrowings. The increase in borrowing costs occurred due to the prior year's inclusion of $5.8 million for accelerated amortization of the purchase premium on FHLB advances due to the prepayment of those borrowings. Excluding the accelerated amortization, borrowing cost would have been lower by $4.0 million in the second quarter of 2021. Net interest income for the quarter included $13.2 million for the PPP program, of which $10.4 million represented origination fees.

The net interest margin for the current quarter was 3.63%, compared to the net interest margin for the second quarter of 2020 of 3.47%. Compared to the prior year’s quarter, the yield on $12.0 billion of average interest-earning assets was 3.86% compared to 3.92% on average interest-earning assets of $11.9 billion for the prior year quarter. The average rate paid on interest-bearing liabilities for the current quarter declined to 0.37% compared to 0.65% for the prior year quarter. Excluding the net $0.8 million impact from the amortization of the fair value marks derived from acquisitions, the net interest margin for the current quarter would have been 3.60% compared to the adjusted net interest margin of 3.19% for the second quarter of 2020.

Average interest-earning assets increased by 1% and average interest-bearing liabilities decreased by 12% in the second quarter of 2021 compared to the second quarter of 2020. The decrease in average interest-bearing liabilities was driven by the 73% decrease in average borrowings, specifically from the prepayment of advances from the FHLB and repayment of federal funds purchased during the past year. In the second quarter of 2021, as compared to the same quarter of the prior year, average interest-bearing deposits increased 4% and noninterest-bearing deposits increased 25% in the second quarter of 2021. The percentage of average noninterest-bearing deposits to total average deposits increased to 35% in the current quarter compared to 31% in the second quarter of 2020. The primary cause of the increase in average noninterest-bearing deposits was the PPP program and its impact on commercial loans and noninterest-bearing deposits, and the growth in core deposit relationships. At June 30, 2021 and 2020, average total loans comprised 86% and 83% of average interest-earning assets with an average yield of 4.22% and 4.32%, respectively. The average yield on investment securities decreased to 1.87% for the quarter ended June 30, 2021, from 2.54% at June 30, 2020. The decline in the overall average yield on interest-earning assets from 3.92% at June 30, 2020 to 3.86% at June 30, 2021, was driven by downward movement of market interest rates. The impact of the decline in the yield on average interest-earning assets was partially mitigated by the 28 basis point decline in the average rate paid on average interest-bearing liabilities, as the rate paid decreased from 0.65% for the second quarter of 2020 to 0.37% for the second quarter of 2021. During this period, the 53 basis point decline in the average rate paid on interest-bearing deposits was the result of the reduction in rates paid on money market savings and time deposits. While the general market rate decline affected deposit rates, the average rate paid on time deposits declined further as a result of amortization of the fair value mark associated with the Revere acquisition. Excluding the amortization of all fair value marks, the average rate paid on total average interest-bearing liabilities was 0.44%.

Consolidated Average Balances, Yields and Rates
	Three Months Ended June 30,
	2021			2020
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$3,675,119	$38,411	4.19%	$3,448,882	$38,426	4.48%
Commercial owner-occupied real estate loans	1,663,543	19,360	4.67	1,681,674	19,794	4.73
Commercial AD&C loans	1,089,287	10,819	3.98	969,251	10,886	4.52
Commercial business loans	2,225,885	25,248	4.55	1,899,264	19,426	4.11
Total commercial loans	8,653,834	93,838	4.35	7,999,071	88,532	4.45
Residential mortgage loans	994,899	8,634	3.47	1,208,566	11,259	3.73
Residential construction loans	176,135	1,562	3.56	162,978	1,691	4.17
Consumer loans	468,686	4,183	3.58	575,734	5,341	3.73
Total residential and consumer loans	1,639,720	14,379	3.51	1,947,278	18,291	3.78
Total loans (2)	10,293,554	108,217	4.22	9,946,349	106,823	4.32
Loans held for sale	66,958	549	3.28	53,312	405	3.04
Taxable securities	1,052,229	4,373	1.66	1,164,490	7,045	2.42
Tax-advantaged securities	430,676	2,567	2.38	234,096	1,824	3.12
Total investment securities (3)	1,482,905	6,940	1.87	1,398,586	8,869	2.54
Interest-bearing deposits with banks	193,749	47	0.10	522,469	155	0.12
Federal funds sold	535	—	0.10	416	—	0.10
Total interest-earning assets	12,037,701	115,753	3.86	11,921,132	116,252	3.92

Less: allowance for credit losses	(130,734)			(118,863)
Cash and due from banks	97,813			181,991
Premises and equipment, net	55,718			60,545
Other assets	737,857			858,351
Total assets	$12,798,355			$12,903,156

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,400,661	$226	0.06%	$1,067,487	$457	0.17%
Regular savings deposits	476,999	66	0.06	367,191	73	0.08
Money market savings deposits	3,364,348	1,254	0.15	2,890,842	3,396	0.47
Time deposits	1,658,203	2,305	0.56	2,281,434	8,358	1.47
Total interest-bearing deposits	6,900,211	3,851	0.22	6,606,954	12,284	0.75
Other borrowings	155,792	43	0.11	713,965	600	0.34
Advances from FHLB	73,626	373	2.03	775,767	(2,123)	(1.08)
Subordinated debentures	227,027	2,510	4.42	230,223	2,652	4.61
Total borrowings	456,445	2,926	2.57	1,719,955	1,129	0.27
Total interest-bearing liabilities	7,356,656	6,777	0.37	8,326,909	13,413	0.65

Noninterest-bearing demand deposits	3,763,135			3,007,222
Other liabilities	154,689			178,481
Stockholders' equity	1,523,875			1,390,544
Total liabilities and stockholders' equity	$12,798,355			$12,903,156

Tax-equivalent net interest income and spread		$108,976	3.49%		$102,839	3.27%
Less: tax-equivalent adjustment		930			1,325
Net interest income		$108,046			$101,514

Interest income/earning assets			3.86%			3.92%
Interest expense/earning assets			0.23			0.45
Net interest margin			3.63%			3.47%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.50% and 25.45% for 2021 and 2020, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $0.9 million and $1.3 million in 2021 and 2020, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Interest Income
The Company's total tax-equivalent interest income remained stable for the second quarter of 2021 compared to the prior year quarter. The previous table reflects the 1% growth in average interest-earning assets over the prior year quarter as average total loans grew 3% and average investment securities grew 6%. The growth in average interest-earning assets was partially offset by the 63% reduction in interest-bearing deposits with banks as excess liquidity was applied to reduced borrowings. Mortgage loans decreased as a result of sales in the secondary market of the majority of loan originations during the past twelve months. Consumer loans, principally home equity loans and lines, also declined as a result of refinancing activity during the year.

The average yield on interest-earning assets declined to 3.86% for the current quarter compared to 3.92% for the same period of the prior year. The average yields on loans and investment securities for the current quarter decreased by 10 and 67 basis points, respectively, compared to the prior year quarter as market rates declined during the period. The amortization of the fair value premiums negatively impacted the current quarter’s yield on average loans by one basis point. The decrease in the yield on investments was driven by the decline in yields during the year as proceeds from maturities and calls were reinvested in securities at the lower available rates. The combined decrease in the yield on loans and the investment portfolio resulted in the 6 basis point decline in the yield on interest-earning assets from period to period. Excluding the amortization of fair value marks, the yield on interest-earning assets would have been 3.87%. Interest income for the current quarter included $13.2 million in interest income from PPP loans of which $10.4 million represented origination fees, as compared to $6.0 million and $4.0 million, respectively, for the prior year quarter.

Interest Expense
Interest expense decreased 49% in the second quarter of 2021 compared to the second quarter of 2020. The decrease from period to period was attributable to two factors: the decline in general market rates that occurred over the previous twelve months and the impact of the amortization of the acquisition fair value marks. As a result of the general decline in market interest rates, the average rate on interest-bearing liabilities for the current quarter, driven by the decline in deposit rates, declined to 0.37% from 0.65% as compared to the prior year quarter. After excluding the fair value amortization, the average rate paid on interest-bearing liabilities would have been 0.44%. The combined impact of the general decline in market rates and amortization of fair value marks resulted in the 0.22% average rate paid on interest-bearing deposits for the current quarter compared to 0.75% for the same period of the prior year. The main driver in the 53 basis point decline in the average rate paid on interest-bearing deposits in the current quarter versus in the prior year quarter were the notable decreases in the rates paid on money market savings and time deposits. Contributing to the decline in the average rate paid on deposits was the $1.1 million in amortization of fair value marks on time deposits for the current quarter. Excluding the amortization of the fair value marks, the average rate paid on interest-bearing deposits would have been 0.29%. The average rate paid also benefited from the growth in average noninterest-bearing deposits that increased to 35% of average deposits in the current quarter compared to 31% in the prior year’s second quarter.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2021/2020	2021/2020
(Dollars in thousands)	2021	2020	$ Change	% Change
Securities gains	$71	$212	$(141)	(66.5)%
Service charges on deposit accounts	1,976	1,223	753	61.6
Mortgage banking activities	5,776	8,426	(2,650)	(31.5)
Wealth management income	9,121	7,604	1,517	20.0
Insurance agency commissions	1,247	1,188	59	5.0
Income from bank owned life insurance	705	809	(104)	(12.9)
Bank card fees	1,785	1,257	528	42.0
Other income	5,578	2,205	3,373	153.0
Total non-interest income	$26,259	$22,924	$3,335	14.5

Total non-interest income increased $3.3 million or 15% during the current quarter compared to the same quarter of the prior year, as wealth management income grew 20% and service charges on deposit accounts increased 62%. Bank card fees grew 42% compared to the prior year quarter. Other non-interest income also grew 153% or $3.3 million compared to the prior year.

Further detail by type of non-interest income follows:

•Service charges on deposit accounts increased 62% in the second quarter of 2021, compared to the second quarter of 2020. The growth reflects the impact of the prior year's temporary suspension of certain service fees as well as lower transaction volume in the prior year, both a resulting reaction to the COVID-19 pandemic.
•Income from mortgage banking activities decreased by $2.7 million or 31% in the second quarter of 2021 as compared to the second quarter of 2020 reflecting the impact of increased market rates and lower origination volume during the current quarter.
•Wealth management income increased 20% for the second quarter of 2021, as compared to the second quarter of 2020. The growth in wealth management income reflects the continued positive impact of the RPJ acquisition in 2020 in addition to the performance in the financial markets and the expansion of the wealth management client base. Trust service fees increased 21% compared to the second quarter of 2020 driven by investment management fee income. Overall total assets under management increased to $5.7 billion at June 30, 2021 compared to $4.5 billion at June 30, 2020.
•Income from bank owned life insurance decreased by $0.1 million in the second quarter of 2021, compared to the second quarter of 2020 which included mortality proceeds of $0.1 million.
•Bank card income increased 42% in the second quarter of 2021, compared to the second quarter of 2020, due to a rise in consumer transaction volume.
•Other non-interest income increased $3.4 million or 153% in the second quarter of 2021, compared to the second quarter of 2020, primarily as a result of the combination of the full payoff of a purchased credit deteriorated loan and activity-based contractual vendor incentives.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2021/2020	2021/2020
(Dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$38,990	$34,297	$4,693	13.7%
Occupancy expense of premises	5,497	5,991	(494)	(8.2)
Equipment expense	3,020	3,219	(199)	(6.2)
Marketing	1,052	729	323	44.3
Outside data services	2,260	2,169	91	4.2
FDIC insurance	1,450	1,378	72	5.2
Amortization of intangible assets	1,659	1,998	(339)	(17.0)
Merger and acquisition expense	—	22,454	(22,454)	(100.0)
Professional fees and services	3,165	1,840	1,325	72.0
Other expenses	5,882	11,363	(5,481)	(48.2)
Total non-interest expense	$62,975	$85,438	$(22,463)	(26.3)

Total non-interest expense decreased $22.5 million or 26% for the second quarter of 2021, compared to the prior year quarter. The prior year's non-interest expense included $22.5 million in merger and acquisition expense, as well as $5.9 million in prepayment penalties from the liquidation of acquired FHLB borrowings. Salary and benefit expense increased $4.7 million and professional fees and services increased $1.3 million. Occupancy and equipment expense decreased 8% compared to the prior year. The cost savings from the post-acquisition location rationalization was offset by increases in advertising costs, outside data services and FDIC insurance. Further detail of significant changes in the levels of non-interest expense by category follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased 14% in the second quarter of 2021 compared to the same period of the prior year, as a result of staffing increases associated with strategic business initiatives and incentives earned from mortgage loan production and volume-based based commission compensation.
•Occupancy and equipment expenses for the quarter decreased a combined 8% compared to the prior year quarter as a result of the decreased depreciation and rental expense due to the post-acquisition reduction of banking locations.
•Marketing expense increased 44% compared to the prior year as a result of increased advertising initiatives.
•Professional fees and services increased 72% from the prior year quarter due primarily to increased consulting fees.
•Amortization of intangible assets decreased primarily as a result of the decline in the amortization expense for the core deposit intangible asset recognized in the prior year's Revere transaction.

•Other non-interest expense declined 48.2% as a result of the prior year quarter's inclusion of prepayment penalties from the liquidation of acquired FHLB borrowings, compared to the absence of prepayment penalties in the current year quarter.

Income Taxes
The Company had income tax expense of $18.3 million in the second quarter of 2021, compared to an income tax benefit of $5.3 million in the second quarter of 2020. The resulting effective tax rate declined to 24.2% for the second quarter of 2021 compared to an effective tax rate of 27.2% for the second quarter of 2020 as a result of the impact of recurring permanent tax benefits for each respective period.

Operating Expense Performance
Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management. The ratio expresses the level of non-interest expense as a percentage of total revenue (net interest income plus total non-interest income). Lower ratios indicate improved productivity.

Non-GAAP Financial Measures

The GAAP efficiency ratio in the second quarter of 2021 decreased to 46.89% compared to 68.66% for the second quarter of 2020, as the prior year period included merger and acquisition expense of $22.5 million and $5.9 million of prepayment penalties on FHLB borrowings. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio was 45.36% in the second quarter of 2021 compared to 43.85% in the second quarter of 2020. The change in the current year’s non-GAAP efficiency ratio compared to the prior year, was the result of the 8% rate of growth in non-GAAP revenue which outpaced the 11% growth in the non-GAAP non-interest expense.

Pre-tax, pre-provision income, excluding merger and acquisition expense, increased 16% for the second quarter of 2021 compared to the second quarter of 2020, driven by the positive impact that the decrease in interest expense had on net interest income, in addition to the impact of the increase in other non-interest income.

The Company recorded net income of $57.3 million ($1.19 per diluted common share) in the current quarter compared to a net loss of $14.3 million ($0.31 per diluted common share) for the second quarter of 2020. At June 30, 2021, core earnings were $55.1 million ($1.16 per diluted common share), compared to $51.9 million ($1.10 per diluted common share) for the quarter ended June 30, 2020. Average tangible assets and average tangible common equity represents average assets and average stockholders’ equity, respectively, adjusted for average goodwill and average intangible assets, net. ROA was 1.79% for the three months ended June 30, 2021 compared to (0.45)% for the prior year quarter. ROTCE was 20.44% for the quarter ended June 30, 2021 compared to (5.80)% for the second quarter of 2020. For the three months ended June 30, 2021, the non-GAAP core ROA was 1.73% compared to 1.62% for the prior year quarter. The non-GAAP core ROTCE was 19.68% for the quarter ended June 30, 2021 compared to 20.81% for the prior year quarter.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020
Pre-tax pre-provision pre-merger income:
Net income/ (loss)	$57,263	$(14,338)
Plus non-GAAP adjustments:
Merger and acquisition expense	—	22,454
Income tax expense/ (benefit)	18,271	(5,348)
Provision/ (credit) for credit losses	(4,204)	58,686
Pre-tax pre-provision pre-merger income	$71,330	$61,454

Efficiency ratio (GAAP):
Non-interest expense	$62,975	$85,438

Net interest income plus non-interest income	$134,305	$124,438

Efficiency ratio (GAAP)	46.89%	68.66%

Efficiency ratio (non-GAAP):
Non-interest expense	$62,975	$85,438
Less non-GAAP adjustments:
Amortization of intangible assets	1,659	1,998
Loss on FHLB redemption	—	5,928
Merger and acquisition expense	—	22,454
Non-interest expense - as adjusted	$61,316	$55,058

Net interest income plus non-interest income	$134,305	$124,438
Plus non-GAAP adjustment:
Tax-equivalent income	930	1,325
Less non-GAAP adjustment:
Securities gains	71	212
Net interest income plus non-interest income - as adjusted	$135,164	$125,551

Efficiency ratio (non-GAAP)	45.36%	43.85%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020
Core earnings (non-GAAP):
Net income (GAAP)	$57,263	$(14,338)
Plus/ (less) non-GAAP adjustments (net of tax):
Provision/ (credit) for credit losses	(3,132)	43,750
Provision/ (credit) for credit losses on unfunded loan commitments	(181)	—
Merger and acquisition expense	—	16,739
Amortization of intangible assets	1,236	1,490
Loss on FHLB redemption	—	4,419
Investment securities gains	(53)	(158)
Core earnings (non-GAAP)	$55,133	$51,902

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	47,523,198	46,988,351

Earnings per diluted common share (GAAP)	$1.19	$(0.31)
Core earnings per diluted common share (non-GAAP)	$1.16	$1.10

Core return on average assets (non-GAAP):
Average assets (GAAP)	$12,798,355	$12,903,156

Return on average assets (GAAP)	1.79%	(0.45)%
Core return on average assets (non-GAAP)	1.73%	1.62%

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,523,875	$1,390,544
Average goodwill	(370,223)	(355,054)
Average other intangible assets, net	(30,224)	(32,337)
Average tangible common equity (non-GAAP)	$1,123,428	$1,003,153

Return on average tangible common equity (GAAP)	20.44%	(5.80)%
Core return on average tangible common equity (non-GAAP)	19.68%	20.81%

FINANCIAL CONDITION
The Company’s total assets were $12.9 billion at June 30, 2021, as compared to $12.8 billion at December 31, 2020. During this period, total loans declined to $10.1 billion at June 30, 2021, compared to $10.4 billion at December 31, 2020. The majority of the decline in loans occurred in the commercial business loan portfolio due to the forgiveness of PPP loans, and to a lesser extent, the residential mortgage loan portfolio. From December 31, 2020 to June 30, 2021, total deposits increased 8% as noninterest-bearing deposits experienced growth of 20% and interest-bearing deposits grew 2%. Deposit growth was also positively affected by the influx of funds from the second round of the PPP program, as loan funds were placed in existing deposit accounts at the Bank. The growth in deposits resulted in the loan to deposit ratio declining to 92.9% at June 30, 2021 from 103.7% at December 31, 2020.

Loans
Excluding PPP loans, total loans declined by $125.6 million or 1% to $9.2 billion at June 30, 2021 from $9.3 billion at year-end 2020. This decline, excluding PPP loans, was driven by a 9% decline in commercial business loans, a 13% decline in residential mortgage loans and a 12% reduction in consumer loans. The overall decline in the loan portfolio was partially mitigated by the 3% growth in commercial real estate loans. The decline in commercial business loans was a reflection of the high level of early pay-offs coupled with lower loan production in the first half of 2021. The decline in residential mortgage loans occurred as the majority of loan originations have been sold in the secondary market. Consumer loans decreased as consumers liquidated their home equity lines and loans via the refinancing of existing mortgage loans or upon the purchase of another home. At June 30, 2021 the remaining outstanding principal balance of PPP loans was $897.2 million. As of June 30, 2021, 4,126 PPP loans totaling $651.2 million have been forgiven and an additional $49.1 million have been repaid by borrowers.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	June 30, 2021		December 31, 2020		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial owner-occupied real estate	$3,712,374	36.8%	$3,634,720	34.9%	$77,654	2.1%
Commercial investor real estate	1,687,843	16.7	1,642,216	15.8	45,627	2.8
Commercial AD&C	1,126,960	11.2	1,050,973	10.1	75,987	7.2
Commercial business	1,974,366	19.6	2,267,548	21.8	(293,182)	(12.9)
Total commercial loans	8,501,543	84.3	8,595,457	82.6	(93,914)	(1.1)
Residential real estate:
Residential mortgage	960,527	9.5	1,105,179	10.6	(144,652)	(13.1)
Residential construction	172,869	1.7	182,619	1.8	(9,750)	(5.3)
Consumer	457,576	4.5	517,254	5.0	(59,678)	(11.5)
Total residential and consumer loans	1,590,972	15.7	1,805,052	17.4	(214,080)	(11.9)
Total loans	$10,092,515	100.0%	$10,400,509	100.0%	$(307,994)	(3.0)

At the end of the current quarter, loans with an aggregate balance of $216.3 million remain in deferral status, of which non-accrual loans comprised $41.6 million. Currently, 94% of loans that had been granted modifications/deferrals due to pandemic-related financial stress have returned to their original payment plans.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	June 30, 2021		December 31, 2020		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Investments available-for-sale:
U.S. treasuries and government agencies	$47,905	3.2%	$43,297	3.1%	$4,608	10.6%
State and municipal	359,468	24.3	390,367	27.6	(30,899)	(7.9)
Mortgage-backed and asset-backed	1,026,181	69.2	904,432	64.0	121,749	13.5
Corporate debt	7,472	0.5	9,925	0.7	(2,453)	(24.7)
Total available-for-sale securities	1,441,026	97.2	1,348,021	95.4	93,005	6.9

Other equity:
Federal Reserve Bank stock	34,028	2.3	38,650	2.7	(4,622)	(12.0)
Federal Home Loan Bank of Atlanta stock	6,392	0.5	26,433	1.9	(20,041)	(75.8)
Other equity securities	677	—	677	—	—	—
Total other equity securities	41,097	2.8	65,760	4.6	(24,663)	(37.5)
Total securities	$1,482,123	100.0%	$1,413,781	100.0%	$68,342	4.8

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. At June 30, 2021, 98% of the investment portfolio was invested in Aaa/AAA or Aa/AA-rated securities. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. At June 30, 2021 the duration of the portfolio increased to 4.9 years compared to 4.2 years at December 31, 2020, a result of the re-investment of cash flows from the portfolio due to maturities in the current year. The portfolio possesses low credit risk and provides a source of liquidity necessary to meet loan and operational demands.

Other Earning Assets
Residential mortgage loans held for sale decreased to $71.1 million at June 30, 2021, compared to $78.3 million at December 31, 2020, as a result of the timing of sales of mortgages. The Company continues to sell the majority of its mortgage loan production in the secondary market. The aggregate of interest-bearing deposits with banks and federal funds sold increased by $318.0 million at June 30, 2021 compared to December 31, 2020, primarily as a result of the cash received from the forgiveness of the PPP loans.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	June 30, 2021		December 31, 2020		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$4,000,636	36.8%	$3,325,547	33.1%	$675,089	20.3%
Interest-bearing deposits:
Demand	1,413,990	13.0	1,292,164	12.9	121,826	9.4
Money market savings	3,319,395	30.5	3,339,645	33.3	(20,250)	(0.6)
Regular savings	487,336	4.5	418,051	4.2	69,285	16.6
Time deposits of less than $100,000	451,877	4.2	509,919	5.1	(58,042)	(11.4)
Time deposits greater than $100,000 and less than $250,000	764,865	7.0	670,717	6.7	94,148	14.0
Time deposits of $250,000 or more	428,367	4.0	477,026	4.7	(48,659)	(10.2)
Total interest-bearing deposits	6,865,830	63.2	6,707,522	66.9	158,308	2.4
Total deposits	$10,866,466	100.0%	$10,033,069	100.0%	$833,397	8.3

Deposits and Borrowings
Total deposits increased by 8% to $10.9 billion at June 30, 2021 from $10.0 billion at December 31, 2020. This increase was positively affected by the influx of funds from the re-initiated PPP program in the first quarter of 2021, as a portion of the

$446.0 million in PPP loan fundings were placed in existing deposit accounts at the Bank until utilized by the respective borrowers, and to a lesser extent growth in core deposit relationships. As a result, noninterest-bearing deposits increased 20% and interest-bearing deposits increased 2%. At June 30, 2021, interest-bearing deposits represented 63% of deposits with the remaining 37% in noninterest-bearing balances, compared to 67% and 33%, respectively, at December 31, 2020. Growth of interest-bearing deposits from December 31, 2020 through June 30, 2021 occurred in demand deposits and regular savings accounts, the result of PPP fundings deposited principally in commercial deposit accounts. Total time deposits and money market accounts remained relatively stable during this period.

Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity was $1.6 billion at June 30, 2021 compared to $1.5 billion at December 31, 2020. The ratio of average equity to average assets was 11.73% for the six months ended June 30, 2021, as compared to 11.67% for the six months ended June 30, 2020.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Regulatory Requirements
	June 30, 2021	December 31, 2020
Tier 1 leverage	9.49%	8.92%	4.00%

Common equity tier 1 capital to risk-weighted assets	12.47%	10.58%	4.50%

Tier 1 capital to risk-weighted assets	12.47%	10.58%	6.00%

Total capital to risk-weighted assets	15.82%	13.93%	8.00%

As of June 30, 2021, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The increases in the ratios at June 30, 2021 from December 31, 2020 were driven by the year-to-date net income coupled with a decline in risk-based assets during the period. During 2020, the Company elected to apply the provisions of the CECL deferral transition in the determination of its risk-based capital ratios. At June 30, 2021, the impact of the application of this deferral transition provided an additional $14.0 million in Tier 1 capital and resulted in raising the common equity Tier 1 ratio by 15 basis points.

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

Tangible common equity at June 30, 2021 was $1.2 billion, compared to $1.1 billion December 31, 2020. At June 30, 2021, the ratio of tangible common equity to tangible assets has increased to 9.28% compared to 8.61% at December 31, 2020. The increase in the tangible common equity ratio ("TCE ratio") was caused primarily by the growth of tangible common equity, which grew at 9% due to earnings growth during the first six months of 2021 versus the 1% growth in tangible assets.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	June 30, 2021	December 31, 2020
Tangible common equity ratio:
Total stockholders' equity	$1,562,280	$1,469,955
Goodwill	(370,223)	(370,223)
Other intangible assets, net	(29,165)	(32,521)
Tangible common equity	$1,162,892	$1,067,211

Total assets	$12,925,577	$12,798,429
Goodwill	(370,223)	(370,223)
Other intangible assets, net	(29,165)	(32,521)
Tangible assets	$12,526,189	$12,395,685

Tangible common equity ratio	9.28%	8.61%

Outstanding common shares	47,312,982	47,056,777

Tangible book value per common share	$24.58	$22.68
Book value per common share	$33.02	$31.24

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

The level of non-performing loans to total loans was 0.93% at June 30, 2021, compared to 0.77% at June 30, 2020, and 1.11% at December 31, 2020. At June 30, 2021, non-performing loans totaled $94.3 million, compared to $79.9 million at June 30, 2020, and $115.5 million at December 31, 2020. Non-performing loans include non-accrual loans, accruing loans 90 days or more past due and restructured loans. The year-over-year growth in non-performing loans was driven by two major components: loans placed on non-accrual status and acquired Revere non-accrual loans. Loans placed on non-accrual during the current quarter amounted to $1.5 million compared to $27.3 million for the prior year quarter and $0.4 million for the first quarter of 2021. Loans in non-accrual status at quarter end included a few large borrowings within the hospitality sector with an aggregate balance of $40.9 million. These large loans, which are collateral dependent, had individual reserves amounting to $5.7 million at June 30, 2021.

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

In an effort to provide for relief to borrowers that have suffered financial hardship due to the COVID-19 pandemic, the Company granted accommodations in the form of payment deferrals on over 2,600 loans with an aggregate balance of $2.1 billion. At June 30, 2021, loans with payment accommodation amounted to $216 million or 2% of the total loan portfolio, excluding PPP loans. Accommodations on commercial loans comprised $207 million or 96% of the total accommodations at June 30, 2021. Applying the stipulated criteria for both rounds of the PPP program, at June 30, 2021, the Company had approved and funded over 8,500 loans for a total of $1.6 billion in PPP loans to businesses. The Company has ceased taking applications for PPP Loans. Loans originated under the program are 100% guaranteed by the Small Business Administration. At June 30, 2021 the remaining outstanding principal balance of PPP loans was $897.2 million. As of June 30, 2021, 4,126 PPP loans totaling $651.2 million have been forgiven and an additional $49.1 million have been repaid by borrowers.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights was $0.5 million at June 30, 2021 compared to $0.6 million at December 31, 2020.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the periods indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$42,072	$45,227
Commercial owner-occupied real estate	8,183	11,561
Commercial AD&C	14,489	15,044
Commercial business	9,435	22,933
Residential real estate:
Residential mortgage	9,440	10,212
Residential construction	62	—
Consumer	7,718	7,384
Total non-accrual loans	91,399	112,361

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	—	133
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	—	161
Residential real estate:
Residential mortgage	680	480
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	680	774

Restructured loans (accruing)	2,228	2,317
Total non-performing loans	94,307	115,452
Other real estate owned, net	1,234	1,455
Total non-performing assets	$95,541	$116,907

Non-performing loans to total loans	0.93%	1.11%
Non-performing assets to total assets	0.74%	0.91%
Allowance for credit losses to non-performing loans	131.44%	143.23%

The following table discloses information on the credit quality of originated loans, acquired Revere loans and total loans:

	June 30, 2021
(Dollars in thousands)	Originated Loans	Revere Acquired Loans	Total Loans
Performing loans:
Current	$8,012,392	$1,942,591	$9,954,983
30-59 days	16,581	17,918	34,499
60-89 days	2,230	6,496	8,726
Total performing loans	8,031,203	1,967,005	9,998,208
Non-performing loans:
Non-accrual loans	53,667	37,732	91,399
Loans greater than 90 days past due	680	—	680
Restructured loans	2,228	—	2,228
Total non-performing loans	56,575	37,732	94,307
Total loans	$8,087,778	$2,004,737	$10,092,515

Non-performing loans to total loans	0.70%	1.88%	0.93%
Allowance for credit losses to non-performing loans	163.51%	83.37%	131.44%

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

The provision for credit losses for the six months ended June 30, 2021 amounted to a credit of $38.9 million as compared to a charge of $83.2 million for the same period in 2020. For the six months ended June 30, 2021, the credit for the provision for credit losses, compared to the prior year's charge to the provision, reflects the impact of the improvement in the most recent forecasted economic metrics, most notably the rate of unemployment and anticipated business bankruptcies. Other economic metrics and factors also contributed to growth in the current period's credit to the provision, which were partially offset by qualitative factors applied in the determination of the allowance. The portion of the $38.9 million credit to provision directly attributable to the significant improvement in the economic forecast amounted to a credit of approximately $54.0 million. The remainder of the changes to the provision reflected the impact of changes in interest rates, existing terms, qualitative factors, individual reserves, portfolio composition and portfolio maturities. The charge to the provision for credit losses for the same period in 2020 predominantly reflected the combined results of the impact of the deteriorated economic forecasts during the first six months of 2020 and the initial allowance on acquired Revere non-purchased credit deteriorated loans.

At June 30, 2021, the allowance for credit losses was $124.0 million as compared to $165.4 million at December 31, 2020. The allowance for credit losses as a percent of total loans was 1.23% and 1.59% at June 30, 2021 and December 31, 2020, respectively. The allowance for credit losses represented 131% of non-performing loans at June 30, 2021 as compared to 143% at December 31, 2020. The allowance attributable to the commercial portfolio represented 1.32% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.72%. With respect to the total commercial portion of the allowance, 22% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 1.26%. The ratio of the allowance attributable to ADC loans was 2.38% at the end of the current quarter. Excluding the PPP loans, which do not have an associated allowance, the allowance for credit losses as percentage of total loans outstanding would be 1.34% and associated allowance to the commercial business portfolio would be 2.26%.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where the Company determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 69% of the total allowance being attributable to the historical performance of the portfolio while 31% of the allowance is attributable to the collective qualitative factors applied to determine the allowance.

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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $76.9 million, with individual allowances of $16.3 million against those loans at June 30, 2021.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Excluding the PPP loans, commercial and residential mortgages, including home equity loans and lines, represented 88% of total loans at June 30, 2021 compared to 87% at December 31, 2020. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2021	December 31, 2020
Balance, January 1	$165,367	$56,132
Initial allowance on PCD loans at adoption of ASC 326	—	2,762
Transition impact of adopting ASC 326	—	2,983
Initial allowance on acquired Revere PCD loans	—	18,628
Provision/ (credit) for credit losses	(38,912)	85,669
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	—	(411)
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	(3,291)	(491)
Residential real estate:
Residential mortgage	—	(484)
Residential construction	—	—
Consumer	(194)	(433)
Total charge-offs	(3,485)	(1,819)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	171	15
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	298	702
Residential real estate:
Residential mortgage	281	105
Residential construction	1	6
Consumer	240	184
Total recoveries	991	1,012
Net charge-offs	(2,494)	(807)
Balance, period end	$123,961	$165,367

Annualized net charge-offs to average loans	0.05%	0.01%
Allowance for credit losses to loans	1.23%	1.59%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
June 30, 2021	7.32%	5.38%	3.82%	1.67%	N/A	N/A	N/A	N/A
December 31, 2020	3.94%	2.90%	2.14%	0.85%	N/A	N/A	N/A	N/A

As reflected in the table above, the measures of net interest income at risk at June 30, 2021 rose in every rising interest rate change scenario compared to December 31, 2020. As the table indicates, in a rising interest rate environment, net interest income sensitivity increased compared to December 31, 2020. The change in the net interest income at risk is the result of increased asset sensitivity due to the increase in interest-bearing deposits with banks and the reduction in FHLB advances during the period. At June 30, 2021, all measures remained well within prescribed policy limits.

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
June 30, 2021	(9.88%)	(5.64%)	(1.65%)	0.76%	N/A	N/A	N/A	N/A
December 31, 2020	(10.98%)	(6.27%)	(1.90%)	0.33%	N/A	N/A	N/A	N/A

Overall, the measure of the economic value of equity ("EVE") at risk decreased in all of the rising rate scenarios from December 31, 2020 to June 30, 2021. Decreases in the risk associated with EVE during the period have been driven primarily by the increase in demand deposits, lower costs for money market deposits and the reduction in FHLB advances.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2021.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits and certain time deposits of $250 thousand or more, to be a relatively stable funding source. Core deposits equaled 83% of total interest-earning assets at June 30, 2021. The Company’s growth and mortgage banking activities are also additional considerations when evaluating liquidity requirements. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At June 30, 2021, the Company’s liquidity and funds availability provides it with flexibility in funding loan demand and other liquidity demands.

The Company also has external sources of funds available that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the FHLB and the Federal Reserve Bank. The line of credit with the FHLB totaled $3.9 billion, all of which was available for borrowing based on pledged collateral, with no outstanding borrowings against it as of June 30, 2021. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $452.9 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2021. In addition, the Company had unsecured lines of credit with correspondent banks of $1.2 billion at June 30, 2021. At June 30, 2021, there were no outstanding borrowings against these lines of credit. At June 30, 2021 the Company had $0.9 billion available under the PPPLF program. Any borrowing under the program would be secured by guaranteed loans originated under the PPP program. There were no outstanding borrowings under the PPPLF program at June 30, 2021. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2021.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of June 30, 2021, the Bank could have declared a dividend of up to $167 million to Bancorp. At June 30, 2021, Bancorp had liquid assets of $92.5 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans.

Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Commercial real estate development and construction	$462,252	$871,290
Residential real estate-development and construction	829,073	94,096
Real estate-residential mortgage	92,759	335,288
Lines of credit, principally home equity and business lines	2,873,557	1,947,706
Standby letters of credit	70,155	71,777
Total commitments to extend credit and available credit lines	$4,327,796	$3,320,157

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

As of June 30, 2021, the total reserve for unfunded commitments was $0.4 million and is accounted for in other liabilities in the Consolidated Statements of Financial Condition. See Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2020, the Company’s Board of Directors authorized the repurchase of up to 2,350,000 shares of common stock. The Company did not repurchase any shares during the three months ended June 30, 2021.

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

Date: August 6, 2021

By: /s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: August 6, 2021