Form 10-Q
period 2021-09-30
SANDY SPRING BANCORP INC
filed 2021-11-05
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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
The number of outstanding shares of common stock outstanding as of November 3, 2021

Common stock, $1.00 par value – 45,619,373 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Assets:
Cash and due from banks	$105,937	$93,651
Federal funds sold	352	291
Interest-bearing deposits with banks	1,008,344	203,061
Cash and cash equivalents	1,114,633	297,003
Residential mortgage loans held for sale (at fair value)	44,678	78,294
Investments available-for-sale (at fair value)	1,429,555	1,348,021
Equity securities	41,097	65,760
Total loans	9,721,348	10,400,509
Less: allowance for credit losses	(107,920)	(165,367)
Net loans	9,613,428	10,235,142
Premises and equipment, net	58,362	57,720
Other real estate owned	1,105	1,455
Accrued interest receivable	36,219	46,431
Goodwill	370,223	370,223
Other intangible assets, net	27,531	32,521
Other assets	280,633	265,859
Total assets	$13,017,464	$12,798,429

Liabilities:
Noninterest-bearing deposits	$3,987,411	$3,325,547
Interest-bearing deposits	6,999,989	6,707,522
Total deposits	10,987,400	10,033,069
Securities sold under retail repurchase agreements and federal funds purchased	147,504	543,157
Advances from FHLB	—	379,075
Subordinated debt	172,639	227,088
Total borrowings	320,143	1,149,320
Accrued interest payable and other liabilities	163,861	146,085
Total liabilities	11,471,404	11,328,474

Stockholders' equity:
Common stock -- par value $1.00 ; shares authorized 100,000,000; shares issued and outstanding
46,119,074 and 47,056,777 at September 30, 2021 and December 31, 2020, respectively	46,119	47,057
Additional paid in capital	799,766	846,922
Retained earnings	701,301	557,271
Accumulated other comprehensive income/ (loss)	(1,126)	18,705
Total stockholders' equity	1,546,060	1,469,955
Total liabilities and stockholders' equity	$13,017,464	$12,798,429

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$104,384	$106,560	$319,563	$288,721
Interest on loans held for sale	379	398	1,465	1,094
Interest on deposits with banks	302	84	395	419
Interest and dividends on investment securities:
Taxable	3,958	4,488	12,230	17,270
Tax-advantaged	2,106	1,454	6,560	4,264
Interest on federal funds sold	—	—	—	1
Total interest income	111,129	112,984	340,213	311,769
Interest expense:
Interest on deposits	3,521	9,439	12,202	35,241
Interest on retail repurchase agreements and federal funds purchased	43	551	139	1,731
Interest on advances from FHLB	—	2,841	2,649	3,863
Interest on subordinated debt	961	2,669	5,973	7,602
Total interest expense	4,525	15,500	20,963	48,437
Net interest income	106,604	97,484	319,250	263,332
Provision/ (credit) for credit losses	(8,229)	7,003	(47,141)	90,158
Net interest income after provision/ (credit) for credit losses	114,833	90,481	366,391	173,174
Non-interest income:
Investment securities gains	49	51	178	432
Service charges on deposit accounts	2,108	1,673	5,936	5,149
Mortgage banking activities	4,942	14,108	20,887	25,567
Wealth management income	9,392	7,785	27,243	22,355
Insurance agency commissions	2,285	2,122	5,685	5,439
Income from bank owned life insurance	818	708	2,203	2,162
Bank card fees	1,775	1,525	5,078	4,102
Other income	3,025	1,418	12,309	5,276
Total non-interest income	24,394	29,390	79,519	70,482
Non-interest expense:
Salaries and employee benefits	38,653	36,041	114,295	98,391
Occupancy expense of premises	5,728	5,575	16,712	16,147
Equipment expense	3,214	3,133	9,456	9,103
Marketing	1,376	1,305	3,640	3,223
Outside data services	2,317	2,614	6,860	6,365
FDIC insurance	361	1,340	3,303	3,200
Amortization of intangible assets	1,635	1,968	4,991	4,566
Merger and acquisition expense	—	1,263	45	25,171
Professional fees and services	3,031	1,800	7,927	5,466
Other expenses	6,866	5,898	27,100	22,489
Total non-interest expense	63,181	60,937	194,329	194,121
Income before income tax expense	76,046	58,934	251,581	49,535
Income tax expense	19,070	14,292	61,878	9,244
Net income	$56,976	$44,642	$189,703	$40,291

Per share information:
Basic net income per common share	$1.21	$0.94	$4.00	$0.93
Diluted net income per common share	$1.20	$0.94	$3.98	$0.93
Dividends declared per share	$0.32	$0.30	$0.96	$0.90

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Net income	$56,976	$44,642	$189,703	$40,291
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	(8,183)	3,445	(27,149)	29,074
Related income tax expense/ (benefit)	2,073	(909)	6,931	(7,424)
Net investment gains reclassified into earnings	(49)	(51)	(178)	(432)
Related income tax expense	12	13	45	110
Net effect on other comprehensive income/ (loss)	(6,147)	2,498	(20,351)	21,328

Defined benefit pension plan:
Net change of unrealized loss	228	219	682	656
Related income tax benefit	(41)	(48)	(162)	(159)
Net effect on other comprehensive income/ (loss)	187	171	520	497
Total other comprehensive income/ (loss)	(5,960)	2,669	(19,831)	21,825
Comprehensive income	$51,016	$47,311	$169,872	$62,116

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at July 1, 2021	$47,313	$850,555	$659,578	$4,834	$1,562,280
Net income	—	—	56,976	—	56,976
Other comprehensive loss, net of tax	—	—	—	(5,960)	(5,960)
Total other comprehensive income					51,016
Common stock dividends - $0.32 per share	—	—	(15,253)	—	(15,253)
Stock compensation expense	—	1,331	—	—	1,331
Common stock issued pursuant to:
Stock option plan - 53,079 shares	53	514	—	—	567
Employee stock purchase plan - 11,010 shares	11	468	—	—	479
Restricted stock vesting, net of withholding - 3,831 shares	4	(43)	—	—	(39)
Repurchase of common stock - 1,261,828 shares	(1,262)	(53,059)	—	—	(54,321)
Balances at September 30, 2021	$46,119	$799,766	$701,301	$(1,126)	$1,546,060

Balances at July 1, 2020	$47,001	$843,876	$484,392	$14,824	$1,390,093
Net income	—	—	44,642	—	44,642
Other comprehensive income, net of tax	—	—	—	2,669	2,669
Total other comprehensive income					47,311
Common stock dividends - $0.30 per share	—	—	(14,205)	—	(14,205)
Stock compensation expense	—	1,032	—	—	1,032
Common stock issued pursuant to:
Stock option plan - 1,575 shares	2	16	—	—	18
Employee stock purchase plan - 21,374 shares	21	503	—	—	524
Restricted stock vesting, net of withholding- 1,808 shares	2	(28)	—	—	(26)
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	2	—	2
Balances at September 30, 2020	$47,026	$845,399	$514,831	$17,493	$1,424,749

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2021	$47,057	$846,922	$557,271	$18,705	$1,469,955
Net income	—	—	189,703	—	189,703
Other comprehensive income, net of tax	—	—	—	(19,831)	(19,831)
Total comprehensive income					169,872
Common stock dividends - $0.96 per share	—	—	(45,673)	—	(45,673)
Stock compensation expense	—	3,640	—	—	3,640
Common stock issued pursuant to:
Stock option plan - 193,602 shares	193	2,390	—	—	2,583
Employee stock purchase plan - 48,685 shares	49	1,532	—	—	1,581
Restricted stock vesting, net of withholding - 81,838 shares	82	(1,659)	—	—	(1,577)
Repurchase of common stock - 1,261,828 shares	(1,262)	(53,059)	—	—	(54,321)
Balances at September 30, 2021	$46,119	$799,766	$701,301	$(1,126)	$1,546,060

Balances at January 1, 2020	$34,970	$586,622	$515,714	$(4,332)	$1,132,974
Net income	—	—	40,291	—	40,291
Other comprehensive income, net of tax	—	—	—	21,825	21,825
Total comprehensive income					62,116
Common stock dividends - $0.90 per share	—	—	(38,953)	—	(38,953)
Stock compensation expense	—	2,824	—	—	2,824
Common stock issued pursuant to:
Revere Bank Acquisition - 12,768,949 shares	12,769	276,320	—	—	289,089
Conversion of Revere Bank options - 395,298 options	—	3,611	—	—	3,611
Stock option plan - 10,213 shares	11	154	—	—	165
Employee stock purchase plan - 50,189 shares	50	1,259	—	—	1,309
Restricted stock vesting, net of withholding - 46,386 shares	46	(509)	—	—	(463)
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	(2,221)	—	(2,221)
Repurchase of common stock - 820,328 shares	(820)	(24,882)	—	—	(25,702)
Balances at September 30, 2020	$47,026	$845,399	$514,831	$17,493	$1,424,749

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Operating activities:
Net income	$189,703	$40,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,777	14,915
Provision/ (credit) for credit losses	(47,141)	90,158
Share based compensation expense	3,640	2,824
Deferred income tax/ (benefit)	12,280	(22,965)
Origination of loans held for sale	(1,211,421)	(1,042,787)
Proceeds from sales of loans held for sale	1,272,148	1,025,610
Gains on sales of loans held for sale	(27,111)	(17,850)
Losses on sale of other real estate owned	237	32
Investment securities gains	(178)	(432)
Tax benefit associated with share based compensation	1,316	(162)
Net (increase)/ decrease in accrued interest receivable	10,212	(17,243)
Net (increase)/ decrease other assets	(39,456)	1,812
Net increase/ (decrease) accrued expenses and other liabilities	(22,402)	5,173
Other, net	1,026	2,922
Net cash provided by operating activities	153,630	82,298
Investing activities:
Sales/ (purchases) of equity securities	24,663	(6,321)
Purchases of investments available-for-sale	(708,727)	(529,522)
Proceeds from sales of investment available-for-sale	360,945	121,357
Proceeds from maturities, calls and principal payments of investments available-for-sale	264,461	329,197
Net (increase)/ decrease in loans	696,399	(1,107,824)
Proceeds from the sales of other real estate owned	620	60
Cash paid for the acquisition of business activity of RPJ, net of cash acquired	—	(26,925)
Cash acquired in the acquisition of business activity of Revere Bank, net of cash paid	—	80,466
Expenditures for premises and equipment	(7,114)	(3,399)
Net cash provided by/ (used in) investing activities	631,247	(1,142,911)
Financing activities:
Net increase in deposits	957,888	1,202,228
Net increase/ (decrease) in in retail repurchase agreements and federal funds purchased	(395,653)	249,101
Proceeds from FHLB advances	—	400,000
Repayment of FHLB advances	(379,075)	(637,982)
Retirement of subordinated debt	(53,000)	(10,310)
Proceeds from issuance of common stock	4,164	1,474
Stock tendered for payment of withholding taxes	(1,577)	(463)
Repurchase of common stock	(54,321)	(25,702)
Dividends paid	(45,673)	(38,953)
Net cash provided by financing activities	32,753	1,139,393
Net increase in cash and cash equivalents	817,630	78,780
Cash and cash equivalents at beginning of period	297,003	146,103
Cash and cash equivalents at end of period	$1,114,633	$224,883

Supplemental disclosures:
Interest payments	$31,173	$47,105
Income tax payments, net of refunds of $2,673 in 2021	58,348	28,099
Transfers from loans to other real estate owned	295	—

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

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2021. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Leases
The Company determines if an arrangement is a lease at inception. All of the Company’s leases are currently classified as operating leases and are included in other assets and other liabilities on the Company’s Condensed Consolidated Statements of Condition. Periodic operating lease costs are recorded in occupancy expenses of premises on the Company's Condensed Consolidated Statements of Income.

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

NOTE 2 – INVESTMENTS
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	September 30, 2021				December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasuries and government agencies	$47,477	$260	$(8)	$47,729	$42,750	$549	$(2)	$43,297
State and municipal	325,384	5,486	(3,077)	327,793	377,108	13,470	(211)	390,367
Mortgage-backed and asset-backed	1,039,159	12,712	(5,247)	1,046,624	881,201	24,078	(847)	904,432
Corporate debt	7,000	409	—	7,409	9,100	825	—	9,925
Total investments available-for-sale	$1,419,020	$18,867	$(8,332)	$1,429,555	$1,310,159	$38,922	$(1,060)	$1,348,021

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at September 30, 2021 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at September 30, 2021. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

The mortgage-backed securities portfolio at September 30, 2021 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($312.1 million), GNMA, FNMA or FHLMC mortgage-backed securities ($677.4 million) or SBA asset-backed securities ($57.1 million).

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	September 30, 2021
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	2	$10,967	$8	$—	$—	$10,967	$8
State and municipal	36	90,013	2,169	14,643	908	104,656	3,077
Mortgage-backed and asset-backed	60	446,119	4,789	15,604	458	461,723	5,247
Total	98	$547,099	$6,966	$30,247	$1,366	$577,346	$8,332

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	2	$25,369	$2	$—	$—	$25,369	$2
State and municipal	8	22,753	211	—	—	22,753	211
Mortgage-backed and asset-backed	24	44,746	154	76,879	693	121,625	847
Total	34	$92,868	$367	$76,879	$693	$169,747	$1,060

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

	September 30, 2021		December 31, 2020
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. treasuries and government agencies:
One year or less	$39,647	$39,559	$33,963	$33,833
One to five years	8,082	7,918	9,334	8,917
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	14,173	14,009	16,581	16,458
One to five years	25,081	24,229	44,910	43,857
Five to ten years	43,958	43,207	59,059	56,130
After ten years	244,581	243,939	269,817	260,663
Mortgage-backed and asset-backed:
One year or less	7,975	7,916	1	1
One to five years	15,344	15,063	21,637	21,229
Five to ten years	319,947	319,621	74,142	72,481
After ten years	703,358	696,559	808,652	787,490
Corporate debt:
One year or less	—	—	—	—
One to five years	—	—	2,318	2,100
Five to ten years	7,409	7,000	7,607	7,000
After ten years	—	—	—	—
Total available-for-sale debt securities	$1,429,555	$1,419,020	$1,348,021	$1,310,159

At September 30, 2021 and December 31, 2020, investments available-for-sale with a book value of $532.4 million and $465.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2021 and December 31, 2020.

Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	September 30, 2021	December 31, 2020
Federal Reserve Bank stock	$34,028	$38,650
Federal Home Loan Bank of Atlanta stock	6,392	26,433
Marketable equity securities	677	677
Total equity securities	$41,097	$65,760

NOTE 3 – LOANS
Outstanding loan balances at September 30, 2021 and December 31, 2020, are net of unearned income, including net deferred loan fees of $20.0 million and $24.5 million, respectively. Net deferred loan fees at September 30, 2021 and December 31, 2020, includes $13.0 million and $21.2 million, respectively, related to the loans originated under the Paycheck Protection Program (“PPP”).

The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2021	December 31, 2020
Commercial real estate:
Commercial investor real estate	$3,743,698	$3,634,720
Commercial owner-occupied real estate	1,661,092	1,642,216
Commercial AD&C	1,177,949	1,050,973
Commercial business	1,594,528	2,267,548
Total commercial loans	8,177,267	8,595,457
Residential real estate:
Residential mortgage	911,997	1,105,179
Residential construction	181,319	182,619
Consumer	450,765	517,254
Total residential and consumer loans	1,544,081	1,805,052
Total loans	$9,721,348	$10,400,509

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

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
Summary information on the allowance for credit loss activity for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Balance at beginning of period	$165,367	$56,132
Initial allowance on PCD loans at adoption of ASC 326	—	2,762
Transition impact of adopting ASC 326	—	2,983
Initial allowance on acquired Revere PCD loans	—	18,628
Provision/ (credit) for credit losses	(47,141)	90,158
Loan charge-offs	(11,496)	(1,255)
Loan recoveries	1,190	906
Net charge-offs	(10,306)	(349)
Balance at period end	$107,920	$170,314

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	September 30, 2021	December 31, 2020
Collateral dependent loans individually evaluated for credit loss with an allowance	$10,592	$20,717
Collateral dependent loans individually evaluated for credit loss without an allowance	27,831	77,001
Total individually evaluated collateral dependent loans	$38,423	$97,718

Allowance for credit losses related to loans evaluated individually	$7,537	$11,405
Allowance for credit losses related to loans evaluated collectively	100,383	153,962
Total allowance for credit losses	$107,920	$165,367

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2021
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367
Provision/ (credit) for credit losses	(15,822)	(8,165)	8,538	(20,721)	(6,607)	(849)	(3,515)	(47,141)
Charge-offs	(5,802)	(136)	(2,007)	(3,315)	—	—	(236)	(11,496)
Recoveries	176	—	—	375	330	3	306	1,190
Net recoveries (charge-offs)	(5,626)	(136)	(2,007)	(2,940)	330	3	70	(10,306)
Balance at end of period	$35,956	$11,760	$28,688	$23,145	$5,018	$656	$2,697	$107,920

Total loans	$3,743,698	$1,661,092	$1,177,949	$1,594,528	$911,997	$181,319	$450,765	$9,721,348
Allowance for credit losses to total loans ratio	0.96%	0.71%	2.44%	1.45%	0.55%	0.36%	0.60%	1.11%

Balance of loans individually evaluated for credit loss	$15,386	$9,854	$1,022	$10,088	$1,716	$—	$357	$38,423
Allowance related to loans evaluated individually	$203	$—	$509	$6,825	$—	$—	$—	$7,537
Individual allowance to loans evaluated individually ratio	1.32%	—%	49.80%	67.65%	—%	—%	—%	19.62%

Balance of loans collectively evaluated for credit loss	$3,728,312	$1,651,238	$1,176,927	$1,584,440	$910,281	$181,319	$450,408	$9,682,925
Allowance related to loans evaluated collectively	$35,753	$11,760	$28,179	$16,320	$5,018	$656	$2,697	$100,383
Collective allowance to loans evaluated collectively ratio	0.96%	0.71%	2.39%	1.03%	0.55%	0.36%	0.60%	1.04%

	For the Year Ended December 31, 2020
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$18,407	$6,884	$7,590	$11,395	$8,803	$967	$2,086	$56,132
Initial allowance on PCD loans at adoption of ASC 326	1,114	—	—	1,549	—	—	99	2,762
Transition impact of adopting ASC 326	(3,125)	387	2,576	2,988	(388)	(275)	820	2,983
Initial allowance on acquired Revere PCD loans	7,973	2,782	1,248	6,289	243	6	87	18,628
Provision for credit losses	33,431	10,008	10,743	24,374	3,016	798	3,299	85,669
Charge-offs	(411)	—	—	(491)	(484)	—	(433)	(1,819)
Recoveries	15	—	—	702	105	6	184	1,012
Net recoveries (charge-offs)	(396)	—	—	211	(379)	6	(249)	(807)
Balance at end of period	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367

Total loans	$3,634,720	$1,642,216	$1,050,973	$2,267,548	$1,105,179	$182,619	$517,254	$10,400,509
Allowance for credit losses to total loans ratio	1.58%	1.22%	2.11%	2.06%	1.02%	0.82%	1.19%	1.59%

Balance of loans individually evaluated for credit loss	$45,227	$11,561	$15,044	$23,648	$1,874	$—	$364	$97,718
Allowance related to loans evaluated individually	$1,273	$—	$603	$9,529	$—	$—	$—	$11,405
Individual allowance to loans evaluated individually ratio	2.81%	—%	4.01%	40.30%	—%	—%	—%	11.67%

Balance of loans collectively evaluated for credit loss	$3,589,493	$1,630,655	$1,035,929	$2,243,900	$1,103,305	$182,619	$516,890	$10,302,791
Allowance related to loans evaluated collectively	$56,131	$20,061	$21,554	$37,277	$11,295	$1,502	$6,142	$153,962
Collective allowance to loans evaluated collectively ratio	1.56%	1.23%	2.08%	1.66%	1.02%	0.82%	1.19%	1.49%

The following tables present collateral dependent loans individually evaluated for credit loss with the associated allowances for credit losses by the applicable portfolio segment and for the periods indicated:

	September 30, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$808	$—	$1,022	$6,760	$—	$—	$—	$8,590
Restructured accruing	—	—	—	529	—	—	—	529
Restructured non-accruing	336	—	—	1,137	—	—	—	1,473
Balance	$1,144	$—	$1,022	$8,426	$—	$—	$—	$10,592

Allowance	$203	$—	$509	$6,825	$—	$—	$—	$7,537

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$4,731	$5,318	$—	$400	$—	$—	$—	$10,449
Restructured accruing	—	—	—	105	1,565	—	—	1,670
Restructured non-accruing	9,511	4,536	—	1,157	151	—	357	15,712
Balance	$14,242	$9,854	$—	$1,662	$1,716	$—	$357	$27,831

Total individually evaluated loans:
Non-accruing	$5,539	$5,318	$1,022	$7,160	$—	$—	$—	$19,039
Restructured accruing	—	—	—	634	1,565	—	—	2,199
Restructured non-accruing	9,847	4,536	—	2,294	151	—	357	17,185
Balance	$15,386	$9,854	$1,022	$10,088	$1,716	$—	$357	$38,423

Total unpaid contractual principal balance	$24,990	$11,867	$1,090	$11,912	$2,792	$—	$364	$53,015

	December 31, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$4,913	$—	$1,328	$11,178	$—	$—	$—	$17,419
Restructured accruing	—	—	—	589	—	—	—	589
Restructured non-accruing	699	—	—	2,010	—	—	—	2,709
Balance	$5,612	$—	$1,328	$13,777	$—	$—	$—	$20,717

Allowance	$1,273	$—	$603	$9,529	$—	$—	$—	$11,405

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$39,615	$9,315	$13,716	$9,118	$—	$—	$—	$71,764
Restructured accruing	—	—	—	126	1,602	—	—	1,728
Restructured non-accruing	—	2,246	—	627	272	—	364	3,509
Balance	$39,615	$11,561	$13,716	$9,871	$1,874	$—	$364	$77,001

Total individually evaluated loans:
Non-accruing	$44,528	$9,315	$15,044	$20,296	$—	$—	$—	$89,183
Restructured accruing	—	—	—	715	1,602	—	—	2,317
Restructured non-accruing	699	2,246	—	2,637	272	—	364	6,218
Balance	$45,227	$11,561	$15,044	$23,648	$1,874	$—	$364	$97,718

Total unpaid contractual principal balance	$49,920	$15,309	$16,040	$30,958	$3,225	$—	$364	$115,816

The following tables present average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	For the Nine Months Ended September 30, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$36,365	$9,479	$11,383	$13,742	$9,689	$31	$7,530	$88,219
Contractual interest income due on non- accrual loans during the period	$1,825	$645	$565	$847	$312	$2	$320	$4,516

	For the Year Ended December 31, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$26,849	$6,605	$4,267	$16,532	$11,634	$—	$6,675	$72,562
Contractual interest income due on non- accrual loans during the period	$6,547	$2,741	$4,505	$2,858	$918	$—	$732	$18,301

There was no interest income recognized on non-accrual loans during the nine months ended September 30, 2021. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the nine months ended September 30, 2021 new loans placed on non-accrual status totaled $7.6 million and the related amount of reversed uncollected accrued interest was $0.1 million.

Credit Quality
The following section provides information on the credit quality of the loan portfolio for the periods indicated below:

	For the Nine Months Ended September 30, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
Loans placed on non-accrual	699	3,676	49	963	687	62	1,499	7,635
Non-accrual balances transferred to OREO	—	(257)	—	—	—	—	—	(257)
Non-accrual balances charged-off	(5,803)	(136)	(2,007)	(2,793)	—	—	(100)	(10,839)
Net payments or draws	(24,737)	(4,990)	(12,064)	(11,649)	(1,328)	—	(676)	(55,444)
Non-accrual loans brought current	—	—	—	—	(60)	—	(281)	(341)
Balance at end of period	$15,386	$9,854	$1,022	$9,454	$9,511	$62	$7,826	$53,115

	For the Year Ended December 31, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$8,437	$4,148	$829	$8,450	$12,661	$—	$4,107	$38,632
PCD loans designated as non-accrual (1)	9,544	—	—	2,539	8	—	993	13,084
Loans placed on non-accrual	37,882	8,572	15,844	17,442	1,485	—	4,061	85,286
Non-accrual balances transferred to OREO	—	—	—	—	(70)	—	—	(70)
Non-accrual balances charged-off	(411)	—	—	(446)	(416)	—	(121)	(1,394)
Net payments or draws	(10,225)	(1,059)	(1,629)	(4,169)	(2,598)	—	(1,521)	(21,201)
Non-accrual loans brought current	—	(100)	—	(883)	(858)	—	(135)	(1,976)
Balance at end of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
(1)Upon the adoption of the CECL standard, the Company transitioned from closed pool level accounting for PCI loans during the first quarter of 2020. Non-accrual loans are determined based on the individual loan level and aggregated for reporting.

	September 30, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$3,692,293	$1,646,076	$1,169,583	$1,579,499	$888,345	$180,496	$436,972	$9,593,264
30-59 days	10,984	—	—	4,461	11,501	761	4,574	32,281
60-89 days	10,205	5,162	—	480	396	—	1,393	17,636
Total performing loans	3,713,482	1,651,238	1,169,583	1,584,440	900,242	181,257	442,939	9,643,181
Non-performing loans:
Non-accrual loans	15,386	9,854	1,022	9,454	9,511	62	7,826	53,115
Loans greater than 90 days past due	14,830	—	7,344	—	679	—	—	22,853
Restructured loans	—	—	—	634	1,565	—	—	2,199
Total non-performing loans	30,216	9,854	8,366	10,088	11,755	62	7,826	78,167
Total loans	$3,743,698	$1,661,092	$1,177,949	$1,594,528	$911,997	$181,319	$450,765	$9,721,348

	December 31, 2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$3,571,184	$1,624,265	$1,033,057	$2,238,617	$1,073,963	$182,557	$502,548	$10,226,191
30-59 days	14,046	6,390	29	4,859	16,213	—	5,275	46,812
60-89 days	4,130	—	2,843	263	2,709	62	2,047	12,054
Total performing loans	3,589,360	1,630,655	1,035,929	2,243,739	1,092,885	182,619	509,870	10,285,057
Non-performing loans:
Non-accrual loans	45,227	11,561	15,044	22,933	10,212	—	7,384	112,361
Loans greater than 90 days past due	133	—	—	161	480	—	—	774
Restructured loans	—	—	—	715	1,602	—	—	2,317
Total non-performing loans	45,360	11,561	15,044	23,809	12,294	—	7,384	115,452
Total loans	$3,634,720	$1,642,216	$1,050,973	$2,267,548	$1,105,179	$182,619	$517,254	$10,400,509

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

The following table provides information about credit quality indicators by the year of origination as of September 30, 2021:

	September 30, 2021
	Term Loans by Origination Year						Revolving
(In thousands)	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial Investor R/E:
Pass	$764,573	$782,273	$613,930	$408,936	$370,635	$723,877	$22,226	$3,686,450
Special Mention	2,283	4,980	4,276	602	684	6,924	—	19,749
Substandard	13,032	592	4,320	8,653	10,064	838	—	37,499
Doubtful	—	—	—	—	—	—	—	—
Total	$779,888	$787,845	$622,526	$418,191	$381,383	$731,639	$22,226	$3,743,698

Commercial Owner-Occupied R/E:
Pass	$267,459	$258,309	$326,143	$199,446	$174,397	$394,812	$4,755	$1,625,321
Special Mention	160	1,519	4,301	2,721	4,492	9,210	—	22,403
Substandard	1,237	2,585	4,134	2,280	359	2,773	—	13,368
Doubtful	—	—	—	—	—	—	—	—
Total	$268,856	$262,413	$334,578	$204,447	$179,248	$406,795	$4,755	$1,661,092

Commercial AD&C:
Pass	$373,212	$248,812	$240,404	$106,188	$28,985	$—	$169,051	$1,166,652
Special Mention	9,286	—	—	—	—	—	989	10,275
Substandard	49	390	577	—	6	—	—	1,022
Doubtful	—	—	—	—	—	—	—	—
Total	$382,547	$249,202	$240,981	$106,188	$28,991	$—	$170,040	$1,177,949

Commercial Business:
Pass	$532,473	$245,034	$151,622	$110,341	$66,806	$61,688	$389,218	$1,557,182
Special Mention	109	2,247	7,634	1,711	673	554	8,094	21,022
Substandard	1,846	3,995	2,740	997	1,102	3,874	1,770	16,324
Doubtful	—	—	—	—	—	—	—	—
Total	$534,428	$251,276	$161,996	$113,049	$68,581	$66,116	$399,082	$1,594,528

Residential Mortgage:
Beacon score:
660-850	$137,853	$170,633	$54,052	$81,896	$118,267	$255,214	$—	$817,915
600-659	9,209	4,443	4,375	7,036	4,063	23,653	—	52,779
540-599	499	1,379	1,822	4,737	2,469	10,596	—	21,502
less than 540	985	5,184	1,759	1,727	653	9,493	—	19,801
Total	$148,546	$181,639	$62,008	$95,396	$125,452	$298,956	$—	$911,997

Residential Construction:
Beacon score:
660-850	$95,213	$65,743	$9,013	$6,130	$1,248	$1,160	$—	$178,507
600-659	195	—	1,189	—	—	396	—	1,780
540-599	—	—	—	—	—	—	—	—
less than 540	1,032	—	—	—	—	—	—	1,032
Total	$96,440	$65,743	$10,202	$6,130	$1,248	$1,556	$—	$181,319

Consumer:
Beacon score:
660-850	$3,312	$1,441	$3,531	$3,632	$1,571	$29,118	$367,144	$409,749
600-659	220	196	329	591	481	5,278	14,135	21,230
540-599	104	15	241	186	161	2,563	6,165	9,435
less than 540	120	56	604	473	67	2,305	6,726	10,351
Total	$3,756	$1,708	$4,705	$4,882	$2,280	$39,264	$394,170	$450,765

Total loans	$2,214,461	$1,799,826	$1,436,996	$948,283	$787,183	$1,544,326	$990,273	$9,721,348

 The following table provides information about credit quality indicators by the year of origination as of December 31, 2020:

	December 31, 2020
	Term Loans by Origination Year						Revolving
(In thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial Investor R/E:
Pass	$910,426	$763,214	$448,406	$448,698	$469,077	$498,384	$33,531	$3,571,736
Special Mention	11,044	—	4,879	833	269	27	—	17,052
Substandard	589	4,245	13,649	20,619	673	6,157	—	45,932
Doubtful	—	—	—	—	—	—	—	—
Total	$922,059	$767,459	$466,934	$470,150	$470,019	$504,568	$33,531	$3,634,720

Commercial Owner-Occupied R/E:
Pass	$285,310	$385,058	$234,578	$192,634	$204,925	$306,840	$1,664	$1,611,009
Special Mention	2,290	—	3,027	4,742	134	4,079	—	14,272
Substandard	1,610	4,335	2,065	465	219	8,009	—	16,703
Doubtful	—	—	—	—	—	232	—	232
Total	$289,210	$389,393	$239,670	$197,841	$205,278	$319,160	$1,664	$1,642,216

Commercial AD&C:
Pass	$485,631	$261,537	$149,703	$50,192	$89	$2,357	$80,764	$1,030,273
Special Mention	1,711	—	—	—	—	—	—	1,711
Substandard	1,439	891	—	13,816	2,843	—	—	18,989
Doubtful	—	—	—	—	—	—	—	—
Total	$488,781	$262,428	$149,703	$64,008	$2,932	$2,357	$80,764	$1,050,973

Commercial Business:
Pass	$1,244,822	$208,682	$138,861	$86,830	$34,498	$81,760	$433,016	$2,228,469
Special Mention	1,929	1,382	1,119	708	309	621	4,319	10,387
Substandard	2,914	4,564	3,519	1,631	2,745	3,456	1,829	20,658
Doubtful	106	995	849	36	1,284	1,852	2,912	8,034
Total	$1,249,771	$215,623	$144,348	$89,205	$38,836	$87,689	$442,076	$2,267,548

Residential Mortgage:
Beacon score:
660-850	$229,033	$74,054	$138,824	$172,493	$129,701	$251,065	$—	$995,170
600-659	4,824	7,706	10,763	11,719	8,173	21,424	—	64,609
540-599	350	1,238	5,219	2,608	4,791	10,167	—	24,373
less than 540	2,702	2,108	3,576	2,150	892	9,599	—	21,027
Total	$236,909	$85,106	$158,382	$188,970	$143,557	$292,255	$—	$1,105,179

Residential Construction:
Beacon score:
660-850	$112,604	$44,647	$14,543	$2,805	$1,693	$—	$172	$176,464
600-659	1,743	3,189	—	—	—	—	—	4,932
540-599	—	—	—	—	369	—	—	369
less than 540	854	—	—	—	—	—	—	854
Total	$115,201	$47,836	$14,543	$2,805	$2,062	$—	$172	$182,619

Consumer:
Beacon score:
660-850	$2,575	$4,609	$5,112	$2,110	$2,614	$24,444	$417,737	$459,201
600-659	374	445	334	428	467	5,401	21,052	28,501
540-599	89	1,216	294	339	601	3,926	6,153	12,618
less than 540	751	160	525	785	532	2,826	11,355	16,934
Total	$3,789	$6,430	$6,265	$3,662	$4,214	$36,597	$456,297	$517,254

Total loans	$3,305,720	$1,774,275	$1,179,845	$1,016,641	$866,898	$1,242,626	$1,014,504	$10,400,509

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Nine Months Ended September 30, 2021
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$—	$—	$—
Restructured non-accruing	9,594	3,157	—	726	—	13,477
Balance	$9,594	$3,157	$—	$726	$—	$13,477

Individual allowance	$—	$—	$—	$214	$—	$214

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2020
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$380	$549	$929
Restructured non-accruing	723	930	—	1,951	—	3,604
Balance	$723	$930	$—	$2,331	$549	$4,533

Individual allowance	$65	$—	$—	$955	$—	$1,020

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

During the nine months ended September 30, 2021, the Company restructured $13.5 million in loans that were designated as TDRs. TDR loans are subject to periodic credit reviews to determine the necessity and appropriateness of an individual credit loss allowance based on the collectability of the recorded investment in the TDR loan. Loans restructured as TDRs during the nine months ended September 30, 2021 had individual reserves of $0.2 million. For the year ended December 31, 2020, the Company restructured $4.5 million in loans. Loans restructured as TDRs during 2020 had individual reserves of $1.0 million at December 31, 2020. During both the nine months ended September 30, 2021 and for the year ended December 31, 2020 TDR modifications consisted principally of interest rate concessions, and did not result in the reduction of the recorded investment in the associated loan balances. The commitments to lend additional funds on loans that have been restructured at September 30, 2021 and December 31, 2020 were not significant.

Other Real Estate Owned
Other real estate owned ("OREO") totaled $1.1 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively. There were no consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2021.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	September 30, 2021			Weighted Average Remaining Life	December 31, 2020			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(11,496)	$17,542	7.7 years	$29,038	$(7,969)	$21,069	8.4 years
Other identifiable intangibles	13,906	(3,917)	9,989	10.0 years	13,906	(2,454)	11,452	10.7 years
Total amortizing intangible assets	$42,944	$(15,413)	$27,531		$42,944	$(10,423)	$32,521

Goodwill	$370,223		$370,223		$370,223		$370,223

The amount of goodwill by reportable segment is presented in the following table:

(In thousands)	Community Banking	Insurance	Investment Management	Total
Balances at December 31, 2020	$331,688	$6,788	$31,747	$370,223
No Activity	—	—	—	—
Balances at September 30, 2021	$331,688	$6,788	$31,747	$370,223

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining 2021	$1,610
2022	5,844
2023	5,089
2024	4,333
2025	3,567
Thereafter	7,088
Total amortizing intangible assets	$27,531

NOTE 6 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2021	December 31, 2020
Noninterest-bearing deposits	$3,987,411	$3,325,547
Interest-bearing deposits:
Demand	1,399,060	1,292,164
Money market savings	3,595,643	3,339,645
Regular savings	496,432	418,051
Time deposits of less than $100,000	435,139	509,919
Time deposits greater than $100,000 and less than $250,000	643,414	670,717
Time deposits of $250,000 or more	430,301	477,026
Total interest-bearing deposits	6,999,989	6,707,522
Total deposits	$10,987,400	$10,033,069

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

In conjunction with the acquisition of WashingtonFirst Bankshares, Inc. ("WashingtonFirst"), the Company assumed $25.0 million in subordinated debt with an associated purchase premium at acquisition of $2.2 million. The premium was amortized over the contractual life of the obligation. The subordinated debt had a maturity of 10 years, maturing on October 15, 2025, and was non-callable through October 15, 2020. The subordinated debt held a fixed interest rate of 6.00% per annum through October 5, 2020 at which point the rate became variable at the three-month LIBOR plus 457 basis points payable quarterly. On July 15, 2021, the Company redeemed the entire outstanding principal balance of the WashingtonFirst subordinated debt.

In conjunction with the acquisition of Revere Bank ("Revere"), the Company assumed $31.0 million in subordinated debt with an associated purchase premium at acquisition of $0.2 million, which was amortized through the call date. The subordinated debt had a 10-year term, maturing on September 30, 2026, and was non-callable until September 30, 2021. The subordinated debt had a fixed interest rate of 5.625% per annum, payable semi-annually, through September 30, 2021 at which point the interest rate reset quarterly to an amount equal to three month LIBOR plus 441 basis points. On September 30, 2021, the Company redeemed the entire outstanding principal balance of the Revere subordinated debt.

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	September 30, 2021	December 31, 2020
Fixed to floating rate sub debt, 4.25%	$175,000	$175,000
WashingtonFirst sub debt	—	25,000
Revere fixed to floating rate sub debt	—	31,000
Total Sub debt	175,000	231,000
Less: Debt held as investments by Sandy Spring	—	(3,000)
Add: Purchase accounting premium	—	1,669
Less: Debt issuance costs	(2,361)	(2,581)
Long-term borrowings	$172,639	$227,088

Other Borrowings
At September 30, 2021 and December 31, 2020, the Company had $147.5 million and $153.2 million, respectively, of outstanding retail repurchase agreements. The Company had no outstanding federal funds purchased at September 30, 2021 and $390.0 million at December 31, 2020. At September 30, 2021, the Company did not have any borrowings outstanding under the Paycheck Protection Program Liquidity Facility ("PPPLF").

At September 30, 2021, the Company had an available line of credit with the FHLB under which its borrowings are limited to $3.9 billion based on pledged collateral at prevailing market interest rates, with no outstanding borrowings against it at September 30, 2021. At December 31, 2020, lines of credit with the FHLB totaled $3.0 billion based on pledged collateral with $379.1 million borrowed against the line. During the nine months ended September 30, 2021, the Company early repaid $279.0 million of FHLB advances, resulting in a prepayment penalty of $9.1 million, which was recorded to other expense in the Condensed Consolidated Statements of Income.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $786.8 million, commercial real estate loans amounting to $2.8 billion, home equity lines of credit (“HELOC”) amounting to $226.4 million, and multifamily loans amounting to $303.2 million at September 30, 2021, as collateral under the borrowing agreement with the FHLB. At December 31, 2020, the Company had pledged collateral of qualifying mortgage loans of $1.0 billion, commercial real estate loans of $2.8 billion, HELOC loans of $226.2 million, and multifamily loans of $237.6 million under the FHLB borrowing agreement.

The Company also had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $108.6 million and $276.2 million at September 30, 2021 and December 31, 2020, respectively, collateralized by loans, with no borrowings outstanding at the end of either period. In addition, the Company had unsecured lines of credit with correspondent banks of $1.4 billion and $1.1 billion at September 30, 2021 and December 31, 2020, respectively. Of the unsecured lines of credit available there were no outstanding borrowings at September 30, 2021 and $390.0 million outstanding at December 31, 2020.

NOTE 8 – STOCKHOLDERS' EQUITY
In December 2020, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to 2,350,000 shares of common stock. During the nine months ended September 30, 2021, the Company repurchased and retired 1,261,828 shares of common stock at an average price of $43.05 per share for a total cost of $54.3 million. Under the previous stock repurchase plan that was approved in 2018 and expired in December 2020, the Company was authorized to repurchase up to 1,800,000 shares. During the nine months ended September 30, 2020, the Company repurchased and retired 820,328 common shares for the total cost of $25.7 million. Cumulatively under the previous plan, as of December 31, 2020, the Company repurchased and retired 1,488,519 shares of its common stock at an average price of $33.58 per share for a total cumulative cost of $50.0 million.

NOTE 9 – SHARE BASED COMPENSATION
At September 30, 2021, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 790,800 are available for issuance at September 30, 2021, has a term of 10 years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven or 10 years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $1.3 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and of $3.6 million and $2.8 million, for the nine months ended September 30, 2021 and 2020, respectively, related to the awards of stock options, restricted stock grants, restricted stock unit grants and performance share unit grants. There was no unrecognized compensation cost related to stock options as of September 30, 2021. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $9.4 million as of September 30, 2021. That cost is expected to be recognized over a weighted average period of approximately 2.30 years.

During the nine months ended September 30, 2021, the Company granted 128,557 restricted shares, restricted stock units and performance share units, of which 32,728 units are subject to achievement of certain performance conditions measured over a three-year performance period and 95,829 restricted shares or units are subject to a three year vesting schedule. The Company did not grant any stock options under the Omnibus Incentive Plan during the nine months ended September 30, 2021.

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2021	430,038	$14.97	3.0 years	$6,828
Granted	—	$—
Exercised	(193,602)	$13.35		$5,356
Forfeited	—	$—
Expired	—	$—
Balance at September 30, 2021	236,436	$16.30	2.5 years	$6,311

Exercisable at September 30, 2021	236,436	$16.30	2.5 years	$6,311

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2021	391,683	$29.50
Granted	128,557	$41.05
Vested	(119,228)	$31.48
Forfeited/ cancelled	(6,859)	$34.33
Non-vested at September 30, 2021	394,153	$32.62

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Interest cost on projected benefit obligation	$316	$359	$952	$1,078
Expected return on plan assets	(312)	(456)	(936)	(1,368)
Recognized net actuarial loss	228	219	682	656
Net periodic benefit cost	$232	$122	$698	$366

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of Plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. After consideration of these factors, the Company made a $1.0 million contribution during the nine months ended September 30, 2021. Management continues to monitor the funding level of the Plan and may make additional contributions as necessary during 2021.

NOTE 11 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2021	2020	2021	2020
Net income	$56,976	$44,642	$189,703	$40,291
Distributed and undistributed earnings allocated to participating securities	(354)	(373)	(1,219)	(317)
Net income attributable to common shareholders	$56,622	$44,269	$188,484	$39,974

Total weighted average outstanding shares	47,197	47,415	47,409	43,261
Less: Weighted average participating securities	(294)	(397)	(307)	(355)
Basic weighted average common shares	46,903	47,018	47,102	42,906
Dilutive weighted average common stock equivalents	184	157	213	165
Diluted weighted average common shares	47,087	47,175	47,315	43,071

Basic net income per common share	$1.21	$0.94	$4.00	$0.93
Diluted net income per common share	$1.20	$0.94	$3.98	$0.93

Anti-dilutive shares	—	37	—	22

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2021	$28,175	$(9,470)	$18,705
Other comprehensive loss before reclassification, net of tax	(20,218)	—	(20,218)
Reclassifications from accumulated other comprehensive income, net of tax	(133)	520	387
Current period change in other comprehensive income, net of tax	(20,351)	520	(19,831)
Balance at September 30, 2021	$7,824	$(8,950)	$(1,126)

(In thousands)	Unrealized Gains/ (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2020	$4,000	$(8,332)	$(4,332)
Other comprehensive income before reclassification, net of tax	21,650	—	21,650
Reclassifications from accumulated other comprehensive income, net of tax	(322)	497	175
Current period change in other comprehensive income, net of tax	21,328	497	21,825
Balance at September 30, 2020	$25,328	$(7,835)	$17,493

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Unrealized gains on investments available-for-sale:
Affected line item in the Statements of Income:
Investment securities gains	$178	$432
Income before taxes	178	432
Tax expense	(45)	(110)
Net income	$133	$322

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$(682)	$(656)
Loss before taxes	(682)	(656)
Tax benefit	162	159
Net loss	$(520)	$(497)
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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of lease expense:
Operating lease cost (resulting from lease payments)	$3,047	$3,154	$9,333	$9,281

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$3,208	$4,158	$9,762	$10,160
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$—	$—	$803	$—
Acquisitions	$—	$—	$—	$7,720

			September 30, 2021	December 31, 2020
Supplemental balance sheet information related to leases:
Operating lease ROU assets			$59,597	$65,215
Operating lease liabilities			$69,060	$74,982

Other information related to leases:
Weighted average remaining lease term of operating leases			9.1 years	9.5 years
Weighted average discount rate of operating leases			2.92%	3.04%

At September 30, 2021, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining 2021	$3,169
2022	11,368
2023	11,332
2024	9,423
2025	7,596
Thereafter	37,302
Total undiscounted lease payments	80,190
Less: Present value discount	(11,130)
Lease liability	$69,060

The Company recognized lease liabilities of $1.8 million and ROU assets of $1.5 million for two operating leases that have not yet commenced operations at September 30, 2021. One lease is expected to commence operations during the fourth quarter of 2021 and one is expected to commence operations during the first quarter of 2022. The associated ROU assets include approximately $0.2 million of tenant allowances for improvements to the spaces. The Company does not have any lease arrangements with any of its related parties as of September 30, 2021.

NOTE 14 – DERIVATIVES
The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and, therefore, has no credit risk. The notional value of the swaps outstanding was $391.1 million as of September 30, 2021 compared to $320.5 million as of December 31, 2020. The fair values of swap positions net to zero to minimize the potential impact on the Company’s Condensed Consolidated Financial Statements. Fair values of the swaps are carried as both gross assets and gross liabilities in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. The associated net gains and losses on the swaps are recorded in Other income in the Condensed Consolidated Statements of Income.

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

	September 30, 2021
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$44,678	$—	$44,678
Investments available-for-sale:
U.S. treasuries and government agencies	—	47,729	—	47,729
State and municipal	—	327,793	—	327,793
Mortgage-backed and asset-backed	—	1,046,624	—	1,046,624
Corporate debt	—	—	7,409	7,409
Total investments available-for-sale	—	1,422,146	7,409	1,429,555
Interest rate swap agreements	—	6,290	—	6,290
Total assets	$—	$1,473,114	$7,409	$1,480,523

Liabilities:
Interest rate swap agreements	$—	$(6,290)	$—	$(6,290)
Total liabilities	$—	$(6,290)	$—	$(6,290)
 (1) The outstanding principal balance for residential loans held for sale as of September 30, 2021 was $43.5 million.

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$78,294	$—	$78,294
Investments available-for-sale:
U.S. treasuries and government agencies	—	43,297	—	43,297
State and municipal	—	390,367	—	390,367
Mortgage-backed and asset-backed	—	904,432	—	904,432
Corporate debt	—	—	9,925	9,925
Total investments available-for-sale	—	1,338,096	9,925	1,348,021
Interest rate swap agreements	—	9,183	—	9,183
Total assets	$—	$1,425,573	$9,925	$1,435,498

Liabilities:
Interest rate swap agreements	$—	$(9,183)	$—	$(9,183)
Total liabilities	$—	$(9,183)	$—	$(9,183)
 (1) The outstanding principal balance for residential loans held for sale as of December 31, 2020 was $75.5 million.

The following table provides a change in the fair value of assets measured in the Condensed Consolidated Statements of Condition at fair value with significant unobservable inputs (Level 3) on a recurring basis for the period indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2021	$9,925
Additions of Level 3 assets	—
Sales of Level 3 assets	(2,102)
Total unrealized loss included in other comprehensive income/ (loss)	(414)
Balance at September 30, 2021	$7,409

Assets Measured at Fair Value on a Nonrecurring Basis
The following tables set forth the Company’s financial assets subject to fair value adjustments on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2021
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$721	$721	$(6,771)
Other real estate owned	—	—	1,105	1,105	(74)
Total	$—	$—	$1,826	$1,826	$(6,845)
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

At September 30, 2021, loans totaling $38.4 million were written down to fair value of $30.9 million as a result of individual credit loss allowances of $7.5 million associated with the collateral dependent loans. Loans totaling $97.7 million were written down to fair value of $86.3 million at December 31, 2020 as a result of individual credit loss allowances of $11.4 million associated with the collateral dependent loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	September 30, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,114,633	$1,114,633	$1,114,633	$—	$—
Residential mortgage loans held for sale	44,678	44,678	—	44,678	—
Investments available-for-sale	1,429,555	1,429,555	—	1,422,146	7,409
Equity securities	41,097	41,097	41,097	—	—
Loans, net of allowance	9,613,428	9,677,624	—	—	9,677,624
Interest rate swap agreements	6,290	6,290	—	6,290	—
Accrued interest receivable	36,219	36,219	36,219	—	—
Bank owned life insurance	146,710	146,710	—	146,710	—

Financial liabilities:
Time deposits	$1,508,854	$1,515,231	$—	$1,515,231	$—
Other deposits	9,478,546	9,478,546	9,478,546	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	147,504	147,504	—	147,504	—
Advances from FHLB	—	—	—	—	—
Subordinated debt	172,639	174,659	—	—	174,659
Interest rate swap agreements	6,290	6,290	—	6,290	—
Accrued interest payable	3,714	3,714	3,714	—	—

			Fair Value Measurements
	December 31, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$297,003	$297,003	$297,003	$—	$—
Residential mortgage loans held for sale	78,294	78,294	—	78,294	—
Investments available-for-sale	1,348,021	1,348,021	—	1,338,096	9,925
Equity securities	65,760	65,760	65,760	—	—
Loans, net of allowance	10,235,142	10,336,355	—	—	10,336,355
Interest rate swap agreements	9,183	9,183	—	9,183	—
Accrued interest receivable	46,431	46,431	46,431	—	—
Bank owned life insurance	126,887	126,887	—	126,887	—

Financial liabilities:
Time deposits	$1,657,662	$1,674,112	$—	$1,674,112	$—
Other deposits	8,375,407	8,375,407	8,375,407	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	543,157	543,157	—	543,157	—
Advances from FHLB	379,075	390,593	—	390,593	—
Subordinated debt	227,088	227,512	—	—	227,512
Interest rate swap agreements	9,183	9,183	—	9,183	—
Accrued interest payable	3,254	3,254	3,254	—	—

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees, and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment, and other expenses. Non-cash charges associated with amortization of intangibles were $1.2 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and were $3.5 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively.

The Insurance segment is conducted through Sandy Spring Insurance, a subsidiary of the Bank. Sandy Spring Insurance operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel, occupancy, support charges, and other expenses. Non-cash charges associated with amortization of intangibles were immaterial for the three and nine months ended September 30, 2021 and 2020.

The Investment Management segment is conducted through West Financial and RPJ, subsidiaries of the Bank. These asset management and financial planning firms, located in McLean, Virginia and Falls Church, Virginia, respectively, provide comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial and RPJ had approximately $3.8 billion in combined assets under management as of September 30, 2021. Major revenue sources include non-interest income earned on the above services. Expenses include personnel, occupancy, support charges, and other expenses. Non-cash charges associated with amortization of intangibles were $0.5 million for both the three months ended September 30, 2021 and 2020, respectively, and were $1.4 million for both the nine months ended September 30, 2021 and 2020, respectively.

Information for the operating segments and reconciliation of the information to the Condensed Consolidated Financial Statements for the periods indicated are presented in the following tables:

	Three Months Ended September 30, 2021
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$111,129	$—	$3	$(3)	$111,129
Interest expense	4,528	—	—	(3)	4,525
Provision/ (credit) for credit losses	(8,229)	—	—	—	(8,229)
Non-interest income	16,644	2,282	5,685	(217)	24,394
Non-interest expense	58,059	1,696	3,643	(217)	63,181
Income/(loss) before income taxes	73,415	586	2,045	—	76,046
Income tax expense/ (benefit)	18,385	185	500	—	19,070
Net income/ (loss)	$55,030	$401	$1,545	$—	$56,976

Assets	$13,017,464	$9,203	$57,324	$(66,527)	$13,017,464

	Three Months Ended September 30, 2020
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$112,985	$1	$1	$(3)	$112,984
Interest expense	15,503	—	—	(3)	15,500
Provision for credit losses	7,003	—	—	—	7,003
Non-interest income	24,746	2,119	2,746	(221)	29,390
Non-interest expense	57,856	1,580	1,722	(221)	60,937
Income/ (loss) before income taxes	57,369	540	1,025	—	58,934
Income tax expense/ (benefit)	13,912	149	231	—	14,292
Net income/ (loss)	$43,457	$391	$794	$—	$44,642

Assets	$12,678,396	$11,289	$57,088	$(68,642)	$12,678,131

	Nine Months Ended September 30, 2021
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$340,213	$2	$7	$(9)	$340,213
Interest expense	20,972	—	—	(9)	20,963
Provision/ (credit) for credit losses	(47,141)	—	—	—	(47,141)
Non-interest income	62,083	5,679	16,408	(4,651)	79,519
Non-interest expense	179,803	4,507	10,670	(651)	194,329
Income before income taxes	248,662	1,174	5,745	(4,000)	251,581
Income tax expense	59,951	347	1,580	—	61,878
Net income	$188,711	$827	$4,165	$(4,000)	$189,703

Assets	$13,017,464	$9,203	$57,324	$(66,527)	$13,017,464

	Nine Months Ended September 30, 2020
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$311,771	$5	$3	$(10)	$311,769
Interest expense	48,447	—	—	(10)	48,437
Provision for credit losses	90,158	—	—	—	90,158
Non-interest income	57,976	5,446	7,705	(645)	70,482
Non-interest expense	184,921	4,319	5,526	(645)	194,121
Income/ (loss) before income taxes	46,221	1,132	2,182	—	49,535
Income tax expense/ (benefit)	8,396	313	535	—	9,244
Net income/ (loss)	$37,825	$819	$1,647	$—	$40,291

Assets	$12,678,396	$11,289	$57,088	$(68,642)	$12,678,131

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
•our investment securities portfolio is subject to credit risk, market risk, and liquidity risk, as well as changes in the estimates we use to value certain of the securities in our portfolio;
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

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank (the “Bank”). The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At September 30, 2021, the Company had $13.0 billion in total assets, compared to $12.8 billion at December 31, 2020. The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

On April 1, 2020 ("Acquisition Date"), the Company completed the acquisition of Revere Bank ("Revere"), headquartered in Rockville, Maryland, resulting in the addition of more than $2.8 billion in assets. At the Acquisition Date, Revere had loans of $2.5 billion and deposits of $2.3 billion. The all-stock transaction resulted in the issuance of 12.8 million common shares and with total consideration valued at approximately $293 million. In addition, on February 1, 2020 the Company acquired RPJ, a wealth advisory firm located in Falls Church, Virginia with approximately $1.5 billion in assets under management on the date the acquisition closed. The results of operations from the Revere and RPJ acquisitions have been included in the consolidated results of operations from the date of the acquisitions. As a result of the growth, net interest income and non-interest expense increased from the prior year’s quarter.

Current State and Response
The Company's business, financial condition, and results of operations have been and may continue to be affected by the outbreak of the novel coronavirus ("COVID-19" or “pandemic”). Both globally and within the United States, the pandemic continues to have various effects on economic and commercial activity and financial markets, both nationally and locally. Area jurisdictions continue to monitor and modify their respective pandemic guidelines on a periodic basis based on contagion metrics. Businesses continue to observe and modify their activities and behaviors to remain in compliance with the jurisdictional directives while concurrently providing consumers with goods and services. These directives have resulted in business and operational disruptions, including business closures, curtailment of services, operational reorganizations, supply chain disruptions, and layoffs and furloughs. Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may adversely impact our business. Decreased short-term interest rates, such as those announced by the Federal Reserve during the past year has resulted in a negative impact on our results, as we have certain assets and liabilities that are sensitive to changes in interest rates. Management continually monitors developments, evaluates strategic and tactical initiatives and solutions and allocates the necessary resources to mitigate the negative impact of this significant market disruption caused by the pandemic. For a description of the potential impacts of COVID-19 on the Company, see “Item 1A-Risk Factors” in the Company’s 2020 Annual Report on Form 10-K.

The Company implemented business continuity plans and continues to provide financial services to clients. In response to COVID-19, the Company implemented numerous actions to address the health and safety of employees and clients and to assist clients that have been impacted by the pandemic. The Company returned all employees to its offices as of November 1, 2021.

Current Quarter Financial Overview
The Company recorded net income of $57.0 million ($1.20 per diluted common share) in the current quarter compared to net income of $44.6 million ($0.94 per diluted common share) for the third quarter of 2020 and net income of $57.3 million ($1.19 per diluted common share) for the second quarter of 2021. The results for the third quarter reflect the positive impact of the significant decline in interest expense and a credit to the provision for credit losses which more than offset a decline in non-interest income and an increase in non-interest expense compared to the prior year quarter.

Core earnings, which exclude the impact of the provision for credit losses and provision on unfunded loan commitments, merger and acquisition expense, loss on FHLB redemptions, amortization of intangibles and investment securities gains, each on an after-tax basis, were $52.0 million ($1.10 per diluted common share) for the current quarter, compared to $52.1 million ($1.10 per diluted common share) for the quarter ended September 30, 2020 and $55.1 million ($1.16 per diluted common share) for the quarter ended June 30, 2021.

The provision for credit losses for the current quarter was a credit of $8.2 million as compared to a credit of $4.2 million for the second quarter of 2021. The credits for the provision for credit losses during 2021 reflect the continued declines in the forecasted unemployment rate and, to a lesser degree, improvements in other forecasted macroeconomic indicators. The current quarter's provision also contains the impact of various updated metrics applied in the determination the allowance for credit losses.

The third quarter’s results reflect the following events:

•The Company's net income grew 28% to $57.0 million ($1.20 per diluted common share) in the current quarter compared to net income of $44.6 million ($0.94 per diluted common share) for the third quarter of 2020. Core earnings were $52.0 million for the current quarter of 2021, compared to $52.1 million compared to the prior year quarter.

•At September 30, 2021, total assets were $13.0 billion, a 3% increase, compared to $12.7 billion at September 30, 2020. This increase year-over-year was the result of the $889.8 million growth in cash and cash equivalents, primarily as a result of the funds received from the forgiveness of PPP loans, which declined $601.6 million during the same period. Excluding PPP loans, the total loan portfolio remained at $9.3 billion at September 30, 2021 compared to September 30, 2020, a result of the combined run-off of $326.9 million residential mortgage and consumer loans offset by the year-over-year commercial loan growth of $315.9 million or 4%.

•Year-over-year deposits increased 10%, driven by 15% growth in noninterest-bearing deposits and 8% growth in interest-bearing deposits.

•During the past twelve months, time deposits declined $359.4 million and borrowings of $820.6 million were eliminated. The reduction in borrowings included the redemption of $31 million of subordinated debt acquired as part of the Revere acquisition and $25 million of subordinated debt acquired as part of the WashingtonFirst Bankshares, Inc. ("WashingtonFirst") acquisition.

•For the third quarter of 2021, the net interest margin was 3.52%, compared to 3.24% for the same quarter of 2020, and 3.63% for the second quarter of 2021. Excluding the impact of the amortization of the fair value marks derived from acquisitions, the current quarter’s net interest margin would have been 3.49%, compared to 3.18% for third quarter of 2020, and 3.60% for the second quarter of 2021. Solely excluding the impact of the PPP loans, the current quarter’s net interest margin would have been 3.35%, compared to 3.30% for third quarter of 2020, and 3.52% for the second quarter of 2021.

•The provision for credit losses was a credit of $8.2 million for the current quarter compared to the prior quarter’s credit to the provision of $4.2 million. The credit to the provision for the current quarter was the result of the continued improvement in forecasted economic variables, in addition to the impact of updated metrics applied in the determination of the allowance for credit losses.

•Non-interest income for the current quarter decreased by 17% or $5.0 million compared to the prior year quarter. The decline was the direct result of the decline in income from mortgage banking activities, which was partially offset by growth in wealth management income, an increase in service charges on deposit accounts and growth in bank card fees. Other non-interest income also grew compared to the prior year quarter primarily as a result of the credit related fees and activity-based contractual vendor incentives.

•Non-interest expense increased $2.2 million or 4% for the third quarter of 2021, compared to the prior year quarter. This increase was driven by increases in compensation costs, professional fees and other non-interest expense, which were partially offset by the lack of merger and acquisition expense during the current quarter and a significant reduction in FDIC insurance.

•Return on average assets (“ROA”) for the quarter ended September 30, 2021 was 1.75% and return on average tangible common equity (“ROTCE”) was 19.56%, compared to 1.79% and 20.44%, respectively, for the second quarter of 2021. On a non-GAAP basis, the current quarter's core ROA was 1.60% and core ROTCE was 17.85%, compared to core ROA of 1.73% and core ROTCE of 19.68% for the prior quarter of 2021.

•For the third quarter of 2021, the GAAP efficiency ratio was 48.23% compared to 48.03% for the third quarter of 2020, and 46.89% for the second quarter of 2021. The non-GAAP efficiency ratio for the third quarter of 2021 was 46.67% compared to 45.36% for the second quarter of 2021.

•During the quarter the Company repurchased 1,261,828 shares of its common stock at an average price of $43.04 per share.

Summary of Third Quarter Results

Balance Sheet and Credit Quality
Total assets grew 3% to $13.0 billion at September 30, 2021, as compared to $12.7 billion at September 30, 2020. During this period, total loans declined by 6% to $9.7 billion at September 30, 2021, compared to $10.3 billion at September 30, 2020. Excluding PPP loans, total loans at September 30, 2021 remained at $9.3 billion, as compared to the prior year. During the past twelve months, the activity in the loan portfolio reflected the net reduction of loans originated under the PPP program of $601.6 million and a $261.9 million decline in the residential mortgage loan portfolio, which was partially offset by year-over-year non-PPP commercial loan growth of $315.9 million or 4%. During this period, commercial real estate loans increased $347.0 million or 6% and non-PPP commercial business loans declined $31.1 million or 3%. The year-over-year decline in the mortgage loan portfolio resulted from mortgage loan refinance activity driven by the low interest rate environment during the period and the strategic decision to sell the majority of new mortgage loan production.

At September 30, 2021, the remaining outstanding principal balance of PPP loans was $461.0 million. As of September 30, 2021, 6,629 PPP loans totaling $1.1 billion have been forgiven and an additional $50.0 million have been repaid by borrowers. At the end of the current quarter, loans with an aggregate balance of $14.5 million remain in deferral status. Currently, 99% of all commercial loans that had been granted modifications/deferrals due to pandemic-related financial stress have returned to their original payment plans.

Deposit growth was 10% during the past twelve months, as noninterest-bearing deposits experienced growth of 15% and interest-bearing deposits grew 8%. This growth was driven primarily by the impact of the PPP program and, to a lesser extent, growth in interest-bearing transaction relationships.

Tangible common equity increased to $1.1 billion or 9.10% of tangible assets at September 30, 2021, compared to $1.0 billion or 8.31% at September 30, 2020 as a result of accumulated earnings over the preceding twelve months. Excluding the impact of the PPP program from tangible assets at September 30, 2021, the tangible common equity ratio would be 9.44%. At September 30, 2021, the Company had a total risk-based capital ratio of 15.26%, a common equity tier 1 risk-based capital ratio of 12.50%, a tier 1 risk-based capital ratio of 12.50%, and a tier 1 leverage ratio of 9.33%.

Non-performing loans include non-accrual loans, accruing loans 90 days or more past due and restructured loans. At September 30, 2021, the level of non-performing loans to total loans was 0.80% compared to 0.72% at September 30, 2020, and 0.93% at June 30, 2021. At September 30, 2021, non-performing loans totaled $78.2 million, compared to $74.7 million at September 30, 2020, and $94.3 million at June 30, 2021. Loans placed on non-accrual during the current quarter amounted to $5.7 million compared to $0.9 million for the prior year quarter and $1.5 million for the second quarter of 2021. Non-accrual loans at quarter end declined from the prior quarter due primarily to the partial payoffs and eventual charge-offs of a few large borrowings within the hospitality sector with an aggregate balance of $32.9 million. The amounts charged-off on these credits did not exceed their associated individual reserves and, as such, did not result in any additional impact on the current quarter's provision for credit losses. Loans greater than 90 days or more increased from the prior quarter as a result of maturities of existing portfolio loans that were in process of being extended. Loans amounting to $22.2 million were subsequently settled after September 30, 2021.

The Company recorded net charge-offs of $7.8 million for the third quarter of 2021, as compared to net charge-offs of $0.2 million for the third quarter of 2020 and net charge-offs of $2.2 million for the second quarter of 2021. The increase in charge-offs in the current quarter compared to the prior quarter and the prior year quarter was primarily the result of the previously mentioned charge-offs of non-accrual loans.

At September 30, 2021, the allowance for credit losses was $107.9 million or 1.11% of outstanding loans and 138% of non-performing loans, compared to $124.0 million or 1.23% of outstanding loans and 131% of non-performing loans at June 30, 2021. Excluding PPP loans, the allowance for credit losses to outstanding loans was 1.17% and 1.34%, at September 30, 2021 and June 30, 2021, respectively. The decline in the allowance during the current quarter compared to the previous quarter was the result of the removal of individual reserves associated with the charge-offs and continued improvement in forecasted economic metrics, in addition to the impact of various updated metrics applied in the determination of the allowance for credit losses.

Quarterly Results of Operations
The Company recorded net income of $57.0 million for the three months ended September 30, 2021, compared to a net income of $44.6 million for the prior year quarter. The results for the current quarter reflect the positive impact of the significant decline in interest expense and the credit to the provision for credit losses, which exceeded the decline in non-interest income and the increase in non-interest expense compared to the third quarter of the prior year. Pre-tax, pre-provision, pre-merger income was $67.8 million for the three months ended September 30, 2021 compared to $67.2 million for the prior year quarter.

For the third quarter of 2021, net interest income increased $9.1 million or 9% compared to the third quarter of 2020, due to a significant reduction in interest expense during the preceding twelve months. During this period, as general market interest rates declined significantly, interest income declined modestly by $1.9 million, interest expense on deposits, notably money market, time deposits, and borrowings declined to a greater extent, resulting in an $11.0 million decrease in interest expense. The decline in interest expense was comprised of a decrease of $5.9 million in interest expense on interest-bearing deposits and $5.1 million in interest expense on borrowings. For the current quarter, the PPP program contributed $11.4 million to net interest income, of which $9.6 million represented origination fees. The net interest margin for the third quarter of 2021 was 3.52% as compared to 3.24% for the same quarter of the prior year as primarily the result of the decreased funding costs during the period. Excluding the net $0.8 million impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for the current quarter would have been 3.49% compared to the adjusted net interest margin of 3.18% for the third quarter of 2020. Solely excluding the impact of PPP loans, the current quarter's net interest margin would have been 3.35%, compared to 3.30% for the third quarter of 2020.

The provision for credit losses was a credit of $8.2 million for the third quarter of 2021 compared to a charge of $7.0 million for the third quarter of 2020. The provision for credit losses for the second quarter of 2021 was a credit of $4.2 million. The credit to the provision for the quarter was the result of the continued improvement in forecasted economic variables, in addition to the impact of various updated metrics applied in the determination of the allowance for credit losses. The overall credit to the provision for the third quarter of 2021 was partially mitigated by the impact of adjustments to certain qualitative factors and the change in the portfolio mix as a result of the origination of new credits.

Non-interest income decreased $5.0 million or 17% during the current quarter compared to the same quarter of the prior year, as a result of a 65% decline in income from mortgage banking activities, which exceeded the 21% growth in wealth management income, 26% increase in service charges on deposit accounts and 16% growth in bank card fees. In addition, other non-interest income grew 113% compared to the prior year.

Non-interest expense increased $2.2 million or 4% for the third quarter of 2021, compared to the prior year quarter. The increase was driven by increases in compensation costs, professional fees and other non-interest expense, which were partially offset by the lack of merger and acquisition expense during the current quarter and a significant reduction in FDIC insurance expense.

For the third quarter of 2021, the GAAP efficiency ratio was 48.23% compared to 48.03% for the third quarter of 2020, and 46.89% for the second quarter of 2021. The non-GAAP efficiency ratio was 46.67% for the current quarter as compared to 45.27% for the third quarter of 2020, and 45.36% for the second quarter of 2021. The modest increase in the efficiency ratio (reflecting a decrease in efficiency) from the third quarter of the prior year to the current year quarter was the result of the 7% growth in non-GAAP non-interest expense outpacing the 3% growth in non-GAAP revenue. ROA for the quarter ended September 30, 2021 was 1.75% and ROTCE was 19.56% compared to 1.79% and 20.44%, respectively, for the second quarter of 2021. On a non-GAAP basis, the current quarter's core ROA was 1.60% and core ROTCE was 17.85% compared to core ROA of 1.73% and core ROTCE of 19.68% for the prior quarter of 2021.
Results of Operations
For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The Company recorded net income of $189.7 million ($3.98 per diluted common share) for the nine months ended September 30, 2021 compared to net income of $40.3 million ($0.93 per diluted common share) for the same period in the prior year. Pre-tax, pre-provision, pre-merger income was $204.5 million for the nine months ended September 30, 2021 compared to $164.9 million for the prior year period. The current year benefited from post-acquisition increased net interest income of $55.9 million, the $47.1 million credit to the provision for credit losses, and a $9.0 million increase in non-interest income driven primarily by wealth management and other non-interest income. The Company’s participation in the PPP resulted in a net positive pre-tax impact of $35.6 million year-to-date for 2021, compared to $13.0 million for the same period of 2020. The prior year's results reflected the combined impact of merger and acquisition expense associated with the Revere acquisition, the impact of the COVID-19 pandemic on economic forecast used in the determination of the allowance for credit losses and the additional provision for credit losses associated with the acquisition of Revere during that period.

Core earnings, on an after-tax basis, for the nine months ended September 30, 2021, which exclude the impact of the provision for credit losses, the provision for credit losses on unfunded loan commitments, merger and acquisition expense, amortization of intangible assets, loss on FHLB redemptions, and investment securities gains, were $164.1 million ($3.47 per diluted common share), compared to $133.7 million ($3.10 per diluted common share) for the nine months ended September 30, 2020.

Year-to-date, the provision for credit losses was a credit of $47.1 million as compared to a charge of $90.2 million for the same period of 2020. For the nine months ended September 30, 2021, the credit for the provision for credit losses, compared to the prior year's charge to the provision, reflects the impact of the continued improvement in forecasted economic metrics, notably the rate of unemployment, anticipated business bankruptcies and the housing price index. These decreases were partially offset by various qualitative factors applied in the determination of the allowance. The charge to the provision for credit losses for the same period in 2020 predominantly reflected the combined results of the impact of the deteriorated economic forecasts during the first half of 2020 and the initial allowance on acquired Revere non-purchased credit deteriorated loans.

Net Interest Income
Net interest income for the nine months ended September 30, 2021 grew 21% to $319.3 million compared to $263.3 million for the nine months ended September 30, 2020. On a tax-equivalent basis, net interest income for the nine months ended September 30, 2021 was $322.1 million compared to $266.4 million for the nine months ended September 30, 2020, an increase driven primarily by the Revere acquisition, the impact of lower market interest rates on the cost of interest-bearing liabilities and a reduction in outstanding borrowings. Year-to-date, tax-equivalent interest income increased $28.2 million or 9% while interest expense decreased $27.5 million or 57% as compared to the same period in the prior year. The growth in net interest income benefited from $4.6 million in net amortization of the fair value marks derived from acquisitions. The year-to-date amortization of fair value marks resulted in a reduction of interest income of $0.6 million and a reduction of interest expense of $5.2 million. In addition to the impact of the amortization of the fair value marks on net interest income for the nine months ended September 30, 2021, the PPP program generated interest income of $35.6 million, of which $27.9 million represented origination fees, compared to $13.0 million and $8.3 million, respectively, for the same period of 2020.

The following tables provide an analysis of net interest income performance that reflects a net interest margin that has improved to 3.57% for the nine months ended September 30, 2021 compared to 3.33% for the nine months ended September 30, 2020. Year-over-year, the average yield on earning assets declined 14 basis points while the average rate paid on interest-bearing liabilities declined 52 basis points, resulting in the increased margin for the comparative period. Excluding the net $4.6 million impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for the current year would have been 3.52%. The net interest margin for 2020, excluding the amortization of fair value marks, would have been 3.21%. Solely excluding the impact of the PPP loans, the current year-to-date's net interest margin would have been 3.46% compared to 3.36% for the nine months ended September 30, 2020.

Consolidated Average Balances, Yields and Rates

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$3,662,890	$114,525	4.18%	$3,079,873	$103,238	4.48%
Commercial owner-occupied real estate loans	1,658,076	57,224	4.61	1,532,154	54,215	4.73
Commercial AD&C loans	1,100,431	32,917	4.00	869,181	29,862	4.59
Commercial business loans	2,110,803	72,891	4.62	1,643,992	49,618	4.03
Total commercial loans	8,532,200	277,557	4.35	7,125,200	236,933	4.44
Residential mortgage loans	998,174	26,045	3.48	1,179,305	32,899	3.72
Residential construction loans	175,489	4,606	3.51	160,555	4,985	4.15
Consumer loans	472,356	12,761	3.61	528,152	15,550	3.93
Total residential and consumer loans	1,646,019	43,412	3.52	1,868,012	53,434	3.82
Total loans (2)	10,178,219	320,969	4.22	8,993,212	290,367	4.31
Loans held for sale	66,314	1,465	2.95	47,734	1,094	3.05
Taxable securities	984,354	12,230	1.66	1,095,419	17,557	2.14
Tax-advantaged securities	446,917	7,995	2.39	232,165	5,407	3.11
Total investment securities (3)	1,431,271	20,225	1.88	1,327,584	22,964	2.31
Interest-bearing deposits with banks	386,717	395	0.14	291,260	419	0.19
Federal funds sold	538	—	0.11	369	1	0.36
Total interest-earning assets	12,063,059	343,054	3.80	10,660,159	314,845	3.94

Less: allowance for credit losses	(138,378)			(114,613)
Cash and due from banks	101,433			126,607
Premises and equipment, net	56,439			59,357
Other assets	744,642			751,967
Total assets	$12,827,195			$11,483,477

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,397,623	$700	0.07%	$1,017,873	$1,519	0.20%
Regular savings deposits	472,059	189	0.05	363,303	212	0.08
Money market savings deposits	3,419,948	3,951	0.15	2,588,870	10,554	0.54
Time deposits	1,647,792	7,362	0.60	1,973,773	22,956	1.55
Total interest-bearing deposits	6,937,422	12,202	0.24	5,943,819	35,241	0.79
Other borrowings	163,569	139	0.11	553,898	1,731	0.42
Advances from FHLB	148,823	2,649	2.38	585,063	3,863	0.88
Subordinated debentures	220,175	5,973	3.62	222,470	7,602	4.56
Total borrowings	532,567	8,761	2.20	1,361,431	13,196	1.29
Total interest-bearing liabilities	7,469,989	20,963	0.37	7,305,250	48,437	0.89

Noninterest-bearing demand deposits	3,677,254			2,697,492
Other liabilities	161,071			172,944
Stockholders' equity	1,518,881			1,307,791
Total liabilities and stockholders' equity	$12,827,195			$11,483,477

Tax-equivalent net interest income and spread		$322,091	3.43%		$266,408	3.05%
Less: tax-equivalent adjustment		2,841			3,076
Net interest income		$319,250			$263,332

Interest income/earning assets			3.80%			3.94%
Interest expense/earning assets			0.23			0.61
Net interest margin			3.57%			3.33%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.64% and 25.54% for 2021 and 2020, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $2.8 million and $3.1 million in 2021 and 2020, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise tax-equivalent net interest income:

	2021 vs. 2020			2020 vs. 2019
	Increase Or (Decrease)	Due to Change In Average:*		Increase Or (Decrease)	Due to Change In Average:*
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$11,287	$18,547	$(7,260)	$28,810	$38,009	$(9,199)
Commercial owner-occupied real estate loans	3,009	4,401	(1,392)	9,240	10,849	(1,609)
Commercial AD&C loans	3,055	7,232	(4,177)	9	7,704	(7,695)
Commercial business loans	23,273	15,355	7,918	18,139	27,953	(9,814)
Residential mortgage loans	(6,854)	(4,826)	(2,028)	(2,509)	(1,424)	(1,085)
Residential construction loans	(379)	436	(815)	(597)	(456)	(141)
Consumer loans	(2,789)	(1,575)	(1,214)	(3,247)	925	(4,172)
Loans held for sale	371	408	(37)	(51)	227	(278)
Taxable securities	(5,327)	(1,658)	(3,669)	388	6,382	(5,994)
Tax-exempt securities	2,588	4,070	(1,482)	(420)	319	(739)
Interest-bearing deposits with banks	(24)	108	(132)	(986)	1,153	(2,139)
Federal funds sold	(1)	—	(1)	(7)	(2)	(5)
Total tax-equivalent interest income	28,209	42,498	(14,289)	48,769	91,639	(42,870)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(819)	423	(1,242)	214	457	(243)
Regular savings deposits	(23)	62	(85)	(109)	28	(137)
Money market savings deposits	(6,603)	2,616	(9,219)	(9,063)	7,214	(16,277)
Time deposits	(15,594)	(3,310)	(12,284)	(2,759)	4,831	(7,590)
Other borrowings	(1,592)	(780)	(812)	786	1,417	(631)
Advances from FHLB	(1,214)	(4,365)	3,151	(9,526)	(1,772)	(7,754)
Subordinated debentures	(1,629)	(78)	(1,551)	6,140	6,344	(204)
Total interest expense	(27,474)	(5,432)	(22,042)	(14,317)	18,519	(32,836)
Tax-equivalent net interest income	$55,683	$47,930	$7,753	$63,086	$73,120	$(10,034)
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's total tax-equivalent interest income increased 9% for the first nine months of 2021 compared to the prior year period. The previous table reflects that the increase in interest income has been driven predominantly by the 13% growth in average interest-earning assets, which was predominantly the result of the Revere acquisition and, to a lesser extent, the participation in the PPP program. Income growth has occurred despite the overall decline in market interest rates over the previous twelve months, which was driven by concerns over slowing economic growth and the impact of the COVID-19 pandemic. During this period, the yield on interest-earning assets decreased 14 basis points to 3.80%.

During the first nine months of 2021 average loans outstanding increased 13% compared to the first nine months of 2020. Essentially all of the growth in the loan portfolio occurred due to the 20% increase in the commercial loan portfolio. During the comparative period, total average commercial real estate loans grew 17%, driven primarily by the Revere acquisition, and commercial business loans grew 28%, as a result of the origination of PPP loans. Excluding PPP loans, average commercial business loans grew 5% for the first nine months of 2021 compared to the same period in 2020. Average consumer loans, predominantly home equity loans, decreased 11% and the residential mortgage portfolio declined 12% during the same time period, both the direct result of the increased refinancing activity spurred by the low rate environment. Compared to the prior year, the yield on average loans decreased 9 basis points. The average yield on total investment securities decreased 43 basis points while the average balance of the investment portfolio increased 8% for the first nine months of 2021 compared to the first nine months of 2020. The effects of a larger average balances and lower yields resulted in a 12% decline in interest income from investment securities during the period. Composition of the average investment portfolio shifted to 69% in taxable securities in the current period, as compared to 83% for the prior year period. During the same period, the average yield for taxable securities decreased 48 basis points and the average yield on tax-exempt securities decreased 72 basis points as cash flows and maturities in the portfolio were reinvested at lower rates in the current interest rate environment.

Interest Expense
For the first nine months of 2021 interest expense decreased $27.5 million or 57% compared to the first nine months of 2020. The first nine months of 2020 included a reduction in interest expense due to the impact of the $5.8 million in accelerated amortization of the fair value premium from the prepayment of FHLB advances acquired from Revere. In addition, the fair value premium amortization on time deposits and subordinated debt for the first nine months of 2021 was responsible for a $5.2 million reduction in interest expense compared to $5.3 million for the same period in 2020. Excluding these items, interest expense decreased 63% compared to the prior year period, driven by the decrease in interest expense on money market accounts and time deposits as market rates have experienced a decline from the prior year. The 39 basis point decline in money market rates during this time period, in addition to the 95 basis point decline in time deposit rates, including the fair value amortization on the time deposits, were the drivers in the decline in the total average rate paid on interest-bearing deposits. The cost of interest-bearing deposits, including the fair value amortization on time deposits, declined 55 basis points for the first nine months of 2021 compared to the first nine months of 2020. The exclusion of the amortization of the time deposit premium would result in a decline of 61 basis points in the average rate paid on interest-bearing deposits compared to the prior year. The time deposit amortization adjustment benefited the net interest margin by four basis points for the first nine months of 2021 and six basis points for the same period in 2020. For the first nine months of 2021, the effect of the amortization on borrowings accounted for a two basis point benefit to the net interest margin compared to a seven basis point benefit for 2020. In total, the impact of the amortization of the fair value marks was a 10 basis point reduction in the rate paid on interest-bearing liabilities for the nine months ending September 30, 2021 as compared to a 20 basis point reduction for the same period in 2020..

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2021/2020	2021/2020
(Dollars in thousands)	2021	2020	$ Change	% Change
Securities gains	$178	$432	$(254)	(58.8)%
Service charges on deposit accounts	5,936	5,149	787	15.3
Mortgage banking activities	20,887	25,567	(4,680)	(18.3)
Wealth management income	27,243	22,355	4,888	21.9
Insurance agency commissions	5,685	5,439	246	4.5
Income from bank owned life insurance	2,203	2,162	41	1.9
Bank card fees	5,078	4,102	976	23.8
Other income	12,309	5,276	7,033	133.3
Total non-interest income	$79,519	$70,482	$9,037	12.8

Total non-interest income increased 13% to $79.5 million for the nine months ended September 30, 2021, compared to $70.5 million for 2020. During the current year, income from mortgage banking activities decreased $4.7 million as a result of the lower levels of new mortgage and refinancing activity in the current year compared to 2020, which was significantly affected by historically low mortgage lending rates. Wealth management income increased $4.9 million year over year as a result of the first quarter 2020 acquisition of RPJ, in addition to the growth in assets under management and the client base during the past twelve months. Service charge income and bank card fees grew compared to the prior year as a result of customer activity. Other non-interest income also increased significantly compared to the prior year primarily as a result the payoff of a purchased credit deteriorated loan. Further detail by type of non-interest income follows:

•Service charges on deposit accounts increased 15% in the first nine months of 2021, compared to the first nine months of 2020. The growth in service charge income reflects the impact of an increase in the current year's transaction activity, in addition to the effects of the prior year's temporary suspension of certain service fees and lower transaction volume, both a resulting reaction to the COVID-19 pandemic.
•Income from mortgage banking activities decreased 18% in the first nine months of 2021, compared to the first nine months of 2020 as a result of the impact of rising rates on the pipeline of locked mortgage applications and decreased origination volume for the current year compared to the same period for 2020.
•Wealth management income, comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiaries, increased 22% for the first nine months of 2021 compared to the same period of the prior year, as a result of the first quarter 2020 acquisition of RPJ, in addition to the

$699 million growth in assets under management during the past twelve months. Trust services fees increased 13% for the first nine months of 2021 compared to the prior year period. Overall, total assets under management increased to $5.7 billion at September 30, 2021 compared to $4.7 billion at September 30, 2020, due primarily the growth in the existing market values of assets managed by wealth management and trust services.
•Insurance agency commissions increased 5% for the first nine months of 2021 as compared to the first nine months of 2020, driven by increases in commercial and physicians liability insurance commissions compared to the prior year.
•Bank-owned life insurance income increased 2% for the first nine months of 2021 as compared to the first nine months of 2020 as a result of additional policies received from the Revere acquisition and recent other additions. The prior year included $0.1 million in insurance mortality proceeds compared to no mortality proceeds in the current year.
•Bank card fee income grew 24% during the first nine months of 2021, compared to the first nine months of 2020, as a result of increased transaction volume during the period.
•Other non-interest income increased by 133% or $7.0 million during the first nine months of 2021, compared to the first nine months of 2020. The increase for the current year was driven by the payoff of a purchased credit deteriorated loan, activity-based contractual vendor incentives and credit related fees.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2021/2020	2021/2020
(Dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$114,295	$98,391	$15,904	16.2%
Occupancy expense of premises	16,712	16,147	565	3.5
Equipment expense	9,456	9,103	353	3.9
Marketing	3,640	3,223	417	12.9
Outside data services	6,860	6,365	495	7.8
FDIC insurance	3,303	3,200	103	3.2
Amortization of intangible assets	4,991	4,566	425	9.3
Merger and acquisition expense	45	25,171	(25,126)	(99.8)
Professional fees and services	7,927	5,466	2,461	45.0
Other expenses	27,100	22,489	4,611	20.5
Total non-interest expense	$194,329	$194,121	$208	0.1

Non-interest expense increased to $194.3 million for the nine months ended September 30, 2021, compared to $194.1 million for 2020. The current year included $9.1 million in prepayment penalties on FHLB borrowings compared to $5.9 million in prepayment penalties in the prior year. The prior year also included $25.2 million in merger and acquisition expense. Excluding the impact of these items would result in a year-over-year growth rate in non-interest expense of 14%. This growth rate was driven by operational and compensation costs associated with the 2020 acquisitions, staffing cost and professional fees associated with certain strategic initiatives, increased incentive expense associated with mortgage lending and other volume-based activities, and increased intangible asset amortization, marketing and outside data services cost. Further detail by category of non-interest expense follows:
•Salaries and employee benefits, the largest component of non-interest expense, increased 16% or $15.9 million in the first nine months of 2021. Regular salaries represented $8.0 million of this increase, which was the result of staffing costs associated with the 2020 acquisitions and strategic initiatives. The remainder of the increase was primarily driven by existing incentive compensation programs and employee benefit costs.
•Combined occupancy and equipment expenses increased 4% compared to the prior year as a result of increased cost associated with the additional branches and business offices from Revere and RPJ, seasonal expenses and increased software costs.
•Marketing expense increased 13% for the first nine months of 2021 compared to the same period of the prior year, due to focused advertising campaigns.
•Outside data services expense increased 8% from the prior year period due to the increase in volume-based components of contractual-based services.
•FDIC insurance increased 3% for 2021 due to the initial impact from the growth as a result of the 2020 acquisition of Revere.
•Amortization of intangible assets increased as a result of the amortization expense from the core deposit intangible asset recognized in the Revere transaction and, to a lesser degree, the amortization of intangibles acquired from the RPJ acquisition.

•Professional fees and services grew 45% from the prior year due to costs associated with various consulting projects and certain strategic initiatives.
•Other non-interest expenses increased $4.6 million due primarily to the prepayment penalties of $9.1 million incurred in the current year from liquidation of FHLB advances as compared to $5.9 million in prepayment penalties that were incurred in the prior year.

Income Taxes
The Company had income tax expense of $61.9 million in the first nine months of 2021, compared to income tax expense of $9.2 million in the first nine months of 2020 as a result of the increase in current year-to-date pre-tax earnings compared to the prior year's pre-tax earnings. The effective tax rate for the nine months ended September 30, 2021 was 24.60%, compared to a tax rate of 18.66% for the same period in 2020. The current year's effective tax rate reflects a more normalized rate while the prior year's rate reflected the favorable result of the changes to tax laws in 2020 that expanded the time permitted to utilize previous net operating losses. The Company applied this change to the 2018 acquisition of WashingtonFirst to realize a tax benefit of $1.8 million for 2020, resulting in a greater proportional benefit from the operating income in the first nine months of 2020.

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

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes merger and acquisition expense, the amortization of intangibles, and other non-core expenses, such as early prepayment penalties on FHLB advances. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income. The GAAP efficiency ratio for the first nine months of 2021 was 48.73% compared to 58.15% for the first nine months of 2020. The primary driver of the decrease from the prior year to the current for the nine months ended September 30 was due to the prior year's inclusion of merger and acquisition expense. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio for the first nine months of 2021 was 44.88% compared to 47.10% for the first nine months of 2020. The improvement in the current year’s non-GAAP efficiency ratio compared to the prior year was the result of the 19% growth in non-GAAP revenue, which outpaced the 14% growth in non-GAAP non-interest expense.

In addition, the Company uses pre-tax, pre-provision income adjusted for merger and acquisition expense as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adjusting the provision for credit losses, merger and acquisition expense and the provision for income taxes from net income. This metric increased by 24% in the first nine months of 2021 compared to the same period for 2020, due primarily to the acquisition driven increase in net interest income and increases in categories of non-interest income which offset the increases in non-interest expense as staffing and operating costs increased.

The Company has presented core earnings, core earnings per share, core return on average assets and core return on average tangible common equity in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Core earnings reflect net income exclusive of the provision for credit losses, provision for unfunded loan commitments, merger and acquisition expense, amortization of intangible assets, loss on FHLB redemptions, and investment securities gains, in each case net of tax. Core earnings were $164.1 million ($3.47 per diluted common share) for the nine months ended September 30, 2021, compared to $133.7 million ($3.10 per diluted common share)

for the nine months ended September 30, 2020. Average tangible assets and average tangible common equity represents average assets and average stockholders’ equity, respectively, adjusted for average goodwill and average intangible assets. The ROA for the first nine months of 2021 was 1.98% compared to 0.47% for the same period of the prior year. For the nine months ended September 30, 2021, the non-GAAP core ROA was 1.71% compared to 1.55% for the same period in the prior year. ROTCE was 22.68% for the first nine months of 2021 compared to 5.87% for the first nine months of 2020. The non-GAAP core ROTCE was 19.62% for the first nine months of 2021 compared to 19.46% for the first nine months of 2020.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Pre-tax pre-provision pre-merger income:
Net income	$189,703	$40,291
Plus/ (less) non-GAAP adjustments:
Merger and acquisition expense	45	25,171
Income tax expense	61,878	9,244
Provision/ (credit) for credit losses	(47,141)	90,158
Pre-tax pre-provision pre-merger income	$204,485	$164,864

Efficiency ratio (GAAP):
Non-interest expense	$194,329	$194,121

Net interest income plus non-interest income	$398,769	$333,814

Efficiency ratio (GAAP)	48.73%	58.15%

Efficiency ratio (non-GAAP):
Non-interest expense	$194,329	$194,121
Less non-GAAP adjustments:
Amortization of intangible assets	4,991	4,566
Loss on FHLB redemption	9,117	5,928
Merger and acquisition expense	45	25,171
Non-interest expense - as adjusted	$180,176	$158,456

Net interest income plus non-interest income	$398,769	$333,814
Plus non-GAAP adjustment:
Tax-equivalent income	2,841	3,076
Less non-GAAP adjustment:
Securities gains	178	432
Net interest income plus non-interest income - as adjusted	$401,432	$336,458

Efficiency ratio (non-GAAP)	44.88%	47.10%

GAAP and Non-GAAP Performance Ratios

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Core earnings (non-GAAP):
Net income	$189,703	$40,291
Plus/ (less) non-GAAP adjustments (net of tax):
Provision/ (credit) for credit losses	(35,054)	67,132
Provision/ (credit) for credit losses on unfunded loan commitments	(950)	—
Merger and acquisition expense	33	18,742
Amortization of intangible assets	3,711	3,400
Loss on FHLB redemption	6,779	4,414
Investment securities gains	(132)	(322)
Core earnings (non-GAAP)	$164,090	$133,657

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	47,315,725	43,070,672

Earnings per diluted common share (GAAP)	$3.98	$0.93
Core earnings per diluted common share (non-GAAP)	$3.47	$3.10

Core return on average assets (non-GAAP):
Average assets (GAAP)	$12,827,195	$11,483,477

Return on average assets (GAAP)	1.98%	0.47%
Core return on average assets (non-GAAP)	1.71%	1.55%

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,518,881	$1,307,791
Average goodwill	(370,223)	(363,906)
Average other intangible assets, net	(30,228)	(26,572)
Average tangible common equity (non-GAAP)	$1,118,430	$917,313

Return on average tangible common equity (GAAP)	22.68%	5.87%
Core return on average tangible common equity (non-GAAP)	19.62%	19.46%

Results of Operations
For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

For the third quarter of 2021, the Company realized net income of $57.0 million ($1.20 per diluted common share) compared to net income of $44.6 million ($0.94 per diluted common share) for the third quarter of 2020. The results for the current quarter reflect the positive impact of the significant decline in interest expense and the credit to the provision for credit losses, which more than offset the decline in non-interest income and an increase in non-interest expense compared to the third quarter of the prior year. Pre-tax, pre-provision, pre-merger income was $67.8 million for the three months ended September 30, 2021 compared to $67.2 million for the prior year quarter.

For the current quarter, core earnings, which exclude the impact of the provision for credit losses and provision on unfunded loan commitments, merger and acquisition expense, loss on FHLB redemptions, amortization of intangibles and investment securities gains, each on an after-tax basis, for the current quarter were $52.0 million ($1.10 per diluted common share), compared to $52.1 million ($1.10 per diluted common share) for the quarter ended September 30, 2020 and $55.1 million ($1.16 per diluted common share) for the quarter ended June 30, 2021.

For the current quarter, the provision for credit losses was a credit of $8.2 million as compared to a charge of $7.0 million for the third quarter of 2020 and credit of $4.2 million for the second quarter of 2021. The credits for the provision for credit losses during 2021 continue to reflect the declines in the forecasted unemployment rate and, to a lesser degree, improvements in other forecasted macroeconomic indicators. The third quarter's provision also contains the impact of various metrics applied in the determination of the allowance for credit losses.

Net Interest Income
Net interest income increased $9.1 million or 9% for the third quarter of 2021 compared to the third quarter of 2020, as a result of the 71% reduction in interest expense during the preceding twelve months. During this period, as general market interest rates declined significantly, interest income declined modestly by $1.9 million while interest expense on deposits, notably money market, time deposits and borrowings declined to a greater extent, resulting in a $11.0 million decrease in interest expense. Of the total interest expense decline $5.9 million was on interest-bearing deposits and $5.1 million was on borrowings. Net interest income for the quarter included $11.4 million for the PPP program, of which $9.6 million represented origination fees.

The net interest margin for the current quarter was 3.52%, compared to the net interest margin for the third quarter of 2020 of 3.24%. Compared to the prior year’s quarter, the yield on $12.1 billion of average interest-earning assets was 3.67% compared to 3.75% on average interest-earning assets of $12.0 billion. The average rate paid on interest-bearing liabilities for the current quarter declined to 0.25% compared to 0.77% for the prior year quarter. Excluding the net $0.8 million impact from the amortization of the fair value marks derived from acquisitions, the net interest margin for the current quarter would have been 3.49% compared to the adjusted net interest margin of 3.18% for the third quarter of 2020.

Average interest-earning assets increased by 1% and average interest-bearing liabilities decreased by 8% in the third quarter of 2021 compared to the third quarter of 2020. The decrease in average interest-bearing liabilities was driven by the 75% decrease in average borrowings, primarily from the prepayment of advances from the FHLB and repayment of federal funds purchased. Average interest-bearing deposits increased 6% and noninterest-bearing deposits increased 18% in the third quarter of 2021, as compared to the same quarter of the prior year. The percentage of average noninterest-bearing deposits to total average deposits increased to 36% in the current quarter compared to 33% in the third quarter of 2020. The primary cause of the increase in average noninterest-bearing deposits was the PPP program and its impact on commercial loans and noninterest-bearing deposits, and the growth in core deposit relationships. At September 30, 2021 and 2020, average total loans comprised 82% and 85% of average interest-earning assets with an average yield of 4.21% and 4.14%, respectively. The average yield on investment securities increased to 1.87% for the quarter ended September 30, 2021, from 1.72% at September 30, 2020. The overall average yield on interest-earning assets declined from 3.75% at September 30, 2020 to 3.67% at September 30, 2021, despite the increase in the average yields on loans and investments. This decline was driven by the impact of interest-bearing deposits on banks which increased to $777.8 million or 6% of interest-earnings assets at a yield of 0.15% for the current quarter from $287.8 million or 2% of interest-earning assets that was yielding 0.12% for the prior year quarter. The impact of the decline in the yield on average interest-earning assets was partially mitigated by the 52 basis point decline in the average rate paid on average interest-bearing liabilities, as the rate paid decreased from 0.77% for the third quarter of 2020 to 0.25% for the third quarter of 2021. During this period, the 37 basis point decline in the average rate paid on interest-bearing deposits was the result of the reduction in rates paid on money market savings and time deposits. While the general market rate decline affected deposit rates, the average rate paid on time deposits declined further as a result of amortization of the fair value mark associated with the Revere acquisition. Excluding the amortization of all fair value marks, the average rate paid on total average interest-bearing liabilities was 0.37%.

Consolidated Average Balances, Yields and Rates
	Three Months Ended September 30,
	2021			2020
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$3,678,886	$37,760	4.07%	$3,582,751	$39,547	4.39%
Commercial owner-occupied real estate loans	1,671,442	19,184	4.55	1,628,474	19,215	4.69
Commercial AD&C loans	1,161,183	11,702	4.00	977,607	10,647	4.33
Commercial business loans	1,820,598	22,849	4.98	2,207,388	20,015	3.61
Total commercial loans	8,332,109	91,495	4.36	8,396,220	89,424	4.24
Residential mortgage loans	934,365	7,867	3.37	1,189,452	10,899	3.67
Residential construction loans	170,511	1,438	3.35	173,280	1,733	3.98
Consumer loans	452,289	4,033	3.54	543,242	5,053	3.70
Total residential and consumer loans	1,557,165	13,338	3.41	1,905,974	17,685	3.70
Total loans (2)	9,889,274	104,833	4.21	10,302,194	107,109	4.14
Loans held for sale	50,075	379	3.03	54,784	398	2.91
Taxable securities	984,452	3,958	1.61	1,148,573	4,190	1.46
Tax-advantaged securities	419,044	2,588	2.47	255,665	1,846	2.89
Total investment securities (3)	1,403,496	6,546	1.87	1,404,238	6,036	1.72
Interest-bearing deposits with banks	777,763	302	0.15	287,817	84	0.12
Federal funds sold	440	—	0.16	430	—	0.10
Total interest-earning assets	12,121,048	112,060	3.67	12,049,463	113,627	3.75

Less: allowance for credit losses	(121,630)			(162,488)
Cash and due from banks	100,292			128,193
Premises and equipment, net	57,220			59,182
Other assets	729,530			761,543
Total assets	$12,886,460			$12,835,893

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,425,893	$238	0.07%	$1,144,328	$365	0.13%
Regular savings deposits	494,331	67	0.05	391,291	66	0.07
Money market savings deposits	3,484,101	1,234	0.14	3,022,710	2,508	0.33
Time deposits	1,558,497	1,982	0.50	2,022,703	6,500	1.28
Total interest-bearing deposits	6,962,822	3,521	0.20	6,581,032	9,439	0.57
Other borrowings	145,551	43	0.12	709,217	551	0.31
Advances from FHLB	—	—	—	448,929	2,841	2.52
Subordinated debentures	206,648	961	1.86	230,309	2,669	4.64
Total borrowings	352,199	1,004	1.13	1,388,455	6,061	1.74
Total interest-bearing liabilities	7,315,021	4,525	0.25	7,969,487	15,500	0.77

Noninterest-bearing demand deposits	3,869,293			3,281,607
Other liabilities	147,381			183,053
Stockholders' equity	1,554,765			1,401,746
Total liabilities and stockholders' equity	$12,886,460			$12,835,893

Tax-equivalent net interest income and spread		$107,535	3.42%		$98,127	2.98%
Less: tax-equivalent adjustment		931			643
Net interest income		$106,604			$97,484

Interest income/earning assets			3.67%			3.75%
Interest expense/earning assets			0.15			0.51
Net interest margin			3.52%			3.24%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.64% and 25.54% for 2021 and 2020, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $0.9 million and $0.6 million in 2021 and 2020, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Interest Income
The Company's total tax-equivalent interest income decreased 1% for the third quarter of 2021 compared to the prior year quarter. The previous table reflects the 1% growth in average interest-earning assets over the prior year quarter as average total loans declined 4% and average investment securities remained level at $1.4 billion. The decrease in average total loans was more than offset by the 170% growth in average interest-bearing deposits with banks, the result of funds received due to the forgiveness of PPP loans during the quarter. Average mortgage loans decreased as a result of sales in the secondary market of the majority of loan originations during the past twelve months. Average consumer loans, principally home equity loans and lines, also declined as a result of refinancing activity during the year.

The average yield on interest-earning assets declined to 3.67% for the current quarter compared to 3.75% for the same period of the prior year. While the average yields on loans and investment securities for the current quarter increased by 7 and 15 basis points, respectively, compared to the prior year quarter, the average yield on interest-bearing deposits with banks was 0.15%. The effect of the large average balance of interest-bearing deposits with banks at the low rate had the effect of offsetting the increases in the yields on loans and investments and resulted in an 8 basis point decline in the yield on interest earning assets from period to period. The yield on average loans for the current quarter included a reduction of 6 basis points from the amortization of the fair value premiums. The increase in the yield on investments was driven by an increase in yields on taxable investments exceeding the decline in tax-advantaged securities during the period. Excluding the amortization of fair value marks, the yield on interest-earning assets would have been 3.72%. Interest income for the current quarter included $11.4 million in interest income from PPP loans of which $9.6 million represented origination fees, as compared to $7.0 million and $4.3 million, respectively, for the prior year quarter.

Interest Expense
Interest expense decreased 71% in the third quarter of 2021 compared to the third quarter of 2020. The decrease from period to period was attributable to the elimination of borrowings, a decline in general market rates over the previous twelve months and the impact of the amortization of the acquisition fair value marks. As a result of the decrease in outstanding borrowings and the general decline in market interest rates, the average rate on interest-bearing liabilities for the current quarter declined to 0.25% from 0.77% as compared to the prior year quarter. The combined impact of the general decline in market rates and amortization of fair value marks on deposits, resulted in the 0.20% average rate paid on interest-bearing deposits for the current quarter compared to 0.57% for the same period of the prior year. The main driver in the 37 basis point decline in the average rate paid on interest-bearing deposits in the current quarter versus in the prior year quarter were the notable decreases in the rates paid on money market savings and time deposits. Contributing to the decline in the average rate paid on interest-bearing liabilities was the $2.4 million in amortization of fair value marks on time deposits and borrowings for the current quarter. Excluding the amortization of the fair value marks, the average rate paid on interest-bearing liabilities would have been 0.37%. The average rate paid also benefited from the growth in average noninterest-bearing deposits that increased to 36% of average deposits in the current quarter compared to 33% in the prior year’s third quarter.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2021/2020	2021/2020
(Dollars in thousands)	2021	2020	$ Change	% Change
Securities gains	$49	$51	$(2)	(3.9)%
Service charges on deposit accounts	2,108	1,673	435	26.0
Mortgage banking activities	4,942	14,108	(9,166)	(65.0)
Wealth management income	9,392	7,785	1,607	20.6
Insurance agency commissions	2,285	2,122	163	7.7
Income from bank owned life insurance	818	708	110	15.5
Bank card fees	1,775	1,525	250	16.4
Other income	3,025	1,418	1,607	113.3
Total non-interest income	$24,394	$29,390	$(4,996)	(17.0)

Total non-interest income decreased $5.0 million or 17% during the current quarter compared to the same quarter of the prior year, the result of a decline in income from mortgage banking activities. Compared to the prior year quarter, wealth management income grew 21%, service charges on deposit accounts increased 26% and bank card fees grew 16%. Other non-interest income also grew 113% compared to the prior year.

Further detail by type of non-interest income follows:
•Service charges on deposit accounts increased 26% in the third quarter of 2021, compared to the third quarter of 2020. The growth reflects the impact of the prior year's temporary suspension of certain service fees as well as lower transaction volume in the prior year, both a resulting reaction to the COVID-19 pandemic.
•Income from mortgage banking activities decreased by $9.2 million or 65% in the third quarter of 2021 as compared to the third quarter of 2020 reflecting the impact of increased market rates and lower origination volume during the current quarter.
•Wealth management income increased 21% for the third quarter of 2021, as compared to the third quarter of 2020. The growth in wealth management income reflects the continued positive impact of the RPJ acquisition in 2020 in addition to the performance in the financial markets and the expansion of the wealth management client base. Trust service fees increased 16% compared to the third quarter of 2020 driven by investment management fee income. Overall total assets under management increased to $5.7 billion at September 30, 2021 compared to $4.7 billion at September 30, 2020.
•Income from bank owned life insurance increased by $0.1 million in the third quarter of 2021, compared to the third quarter of 2020, which included mortality proceeds of $0.1 million, due to additional polices over the preceding 12 months.
•Bank card income increased 16% in the third quarter of 2021, compared to the third quarter of 2020, due to a rise in consumer transaction volume.
•Other non-interest income increased $1.6 million or 113% in the third quarter of 2021, compared to the third quarter of 2020, primarily as a result of an increase in credit related fees and activity-based contractual vendor incentives.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2021/2020	2021/2020
(Dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$38,653	$36,041	$2,612	7.2%
Occupancy expense of premises	5,728	5,575	153	2.7
Equipment expense	3,214	3,133	81	2.6
Marketing	1,376	1,305	71	5.4
Outside data services	2,317	2,614	(297)	(11.4)
FDIC insurance	361	1,340	(979)	(73.1)
Amortization of intangible assets	1,635	1,968	(333)	(16.9)
Merger and acquisition expense	—	1,263	(1,263)	(100.0)
Professional fees and services	3,031	1,800	1,231	68.4
Other expenses	6,866	5,898	968	16.4
Total non-interest expense	$63,181	$60,937	$2,244	3.7

Total non-interest expense increased $2.2 million or 4% for the third quarter of 2021, compared to the prior year quarter. The increase was driven by increases in compensation costs, professional fees and other non-interest expense, which were partially offset by the lack of merger and acquisition expense during the current quarter and a significant reduction in FDIC insurance expense. Salary and benefit expense increased $2.6 million as a result of staffing increases. Professional fees as services were $1.2 million higher during the current quarter as compared to the prior year quarter, primarily due to consulting fees associated with specific strategic initiatives. The total of occupancy and equipment expense increased 3% compared to the prior year due to increased cost amortization. Other decreases occurred in outside data services and FDIC insurance expense. Further detail of significant changes in the levels of non-interest expense by category follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased 7% in the third quarter of 2021 compared to the same period of the prior year, as a result of staffing increases associated with strategic business initiatives and an increase in employee benefits partially offset by a reduction in incentive based compensation.
•Occupancy and equipment expenses for the quarter increased a combined 3% compared to the prior year quarter as a result of an increase in the amortization of software cost.
•Marketing expense increased 5% compared to the prior year as a result of increased focused advertising initiatives.
•FDIC insurance expense declined 73% as a result of the reduction in risk factors applied by the regulatory agency in the determination of the Company's premium.
•Professional fees and services increased 68% from the prior year quarter due primarily to increased consulting fees associated with specific strategic initiatives.

•Amortization of intangible assets decreased primarily as a result of the decline in the amortization expense for the core deposit intangible asset recognized in the prior year's Revere transaction.
•Other non-interest expense increased 16% from the prior year quarter as a result of various operationally related expenses .

Income Taxes
The Company had income tax expense of $19.1 million in the third quarter of 2021, compared to income tax expense of $14.3 million in the third quarter of 2020. The resulting effective tax rate increased to 25.1% for the third quarter of 2021 compared to an effective tax rate of 24.3% for the third quarter of 2020, primarily due to a higher pre-tax book income in the third quarter of 2021.

Operating Expense Performance
Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management. The ratio expresses the level of non-interest expense as a percentage of total revenue (net interest income plus total non-interest income). Lower ratios indicate improved productivity.

Non-GAAP Financial Measures

The GAAP efficiency ratio in the third quarter of 2021 increased to 48.23% compared to 48.03% for the third quarter of 2020. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio was 46.67% in the third quarter of 2021 compared to 45.27% in the third quarter of 2020. The change in the current year’s non-GAAP efficiency ratio compared to the prior year, was the result of the 7% rate of growth in non-GAAP non-interest expense which outpaced the 3% growth in the non-GAAP revenue. Pre-tax, pre-provision income, excluding merger and acquisition expense, grew 1% for the third quarter of 2021 compared to the third quarter of 2020.

The Company recorded net income of $57.0 million ($1.20 per diluted common share) in the current quarter compared to a net income of $44.6 million ($0.94 per diluted common share) for the third quarter of 2020. At September 30, 2021, core earnings were $52.0 million ($1.10 per diluted common share), compared to $52.1 million ($1.10 per diluted common share) for the quarter ended September 30, 2020. ROA was 1.75% for the three months ended September 30, 2021 compared to 1.38% for the prior year quarter. For the three months ended September 30, 2021, the non-GAAP core ROA was 1.60% compared to 1.62% for the prior year quarter. ROTCE was 19.56% for the quarter ended September 30, 2021 compared to 17.84% for the third quarter of 2020. The non-GAAP core ROTCE was 17.85% for the quarter ended September 30, 2021 compared to 20.83% for the prior year quarter.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020
Pre-tax pre-provision pre-merger income:
Net income	$56,976	$44,642
Plus non-GAAP adjustments:
Merger and acquisition expense	—	1,263
Income tax expense	19,070	14,292
Provision/ (credit) for credit losses	(8,229)	7,003
Pre-tax pre-provision pre-merger income	$67,817	$67,200

Efficiency ratio (GAAP):
Non-interest expense	$63,181	$60,937

Net interest income plus non-interest income	$130,998	$126,874

Efficiency ratio (GAAP)	48.23%	48.03%

Efficiency ratio (non-GAAP):
Non-interest expense	$63,181	$60,937
Less non-GAAP adjustments:
Amortization of intangible assets	1,635	1,968
Loss on FHLB redemption	—	—
Merger and acquisition expense	—	1,263
Non-interest expense - as adjusted	$61,546	$57,706

Net interest income plus non-interest income	$130,998	$126,874
Plus non-GAAP adjustment:
Tax-equivalent income	931	643
Less non-GAAP adjustment:
Securities gains	49	51
Net interest income plus non-interest income - as adjusted	$131,880	$127,466

Efficiency ratio (non-GAAP)	46.67%	45.27%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020
Core earnings (non-GAAP):
Net income (GAAP)	$56,976	$44,642
Plus/ (less) non-GAAP adjustments (net of tax):
Provision/ (credit) for credit losses	(6,065)	5,140
Provision/ (credit) for credit losses on unfunded loan commitments	(64)	—
Merger and acquisition expense	—	919
Amortization of intangible assets	1,211	1,463
Loss on FHLB redemption	—	—
Investment securities gains	(36)	(38)
Core earnings (non-GAAP)	$52,022	$52,126

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	47,086,824	47,175,071

Earnings per diluted common share (GAAP)	$1.20	$0.94
Core earnings per diluted common share (non-GAAP)	$1.10	$1.10

Core return on average assets (non-GAAP):
Average assets (GAAP)	$12,886,460	$12,835,893

Return on average assets (GAAP)	1.75%	1.38%
Core return on average assets (non-GAAP)	1.60%	1.62%

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,554,765	$1,401,746
Average goodwill	(370,223)	(370,548)
Average other intangible assets, net	(28,600)	(35,470)
Average tangible common equity (non-GAAP)	$1,155,942	$995,728

Return on average tangible common equity (GAAP)	19.56%	17.84%
Core return on average tangible common equity (non-GAAP)	17.85%	20.83%

FINANCIAL CONDITION
Total assets grew 2% to $13.0 billion at September 30, 2021, as compared to $12.8 billion at December 31, 2020. During this period, total loans declined by 6% to $9.7 billion at September 30, 2021, compared to $10.4 billion at December 31, 2020. Excluding PPP loans, total loans at September 30, 2021 remained at $9.3 billion, as compared to December 31, 2020. Deposit growth was 10% during 2021, as noninterest-bearing deposits experienced growth of 20% and interest-bearing deposits grew 4%. This growth was driven primarily by the impact of the PPP program and, to a lesser extent, growth in interest-bearing transaction relationships. The growth in deposits resulted in the loan to deposit ratio declining to 88.5% at September 30, 2021 from 103.7% at December 31, 2020.

Loans
Excluding PPP loans, total loans at September 30, 2021 remained level at $9.3 billion compared to year-end 2020. Excluding PPP loans, commercial business loans declined 6%, residential mortgage loans declined 15% and consumer loans decreased 13%. These declines in the loan portfolio were partially mitigated by the 4% or $254.8 million growth in commercial real estate loans. The decline in commercial business loans was a reflection of a significant level of early pay-offs coupled with diminished loan production in 2021. The decline in residential mortgage loans occurred as the majority of loan originations have been sold in the secondary market during the current year. Consumer loans decreased as consumers liquidated their home equity lines and loans via the refinancing of existing mortgage loans or upon the purchase of another home. At September 30, 2021, the remaining outstanding principal balance of PPP loans was $461.0 million. As of September 30, 2021, 6,629 PPP loans totaling $1.1 billion have been forgiven and an additional $50.0 million have been repaid by borrowers.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	September 30, 2021		December 31, 2020		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial owner-occupied real estate	$3,743,698	38.5%	$3,634,720	34.9%	$108,978	3.0%
Commercial investor real estate	1,661,092	17.1	1,642,216	15.8	18,876	1.1
Commercial AD&C	1,177,949	12.1	1,050,973	10.1	126,976	12.1
Commercial business	1,594,528	16.4	2,267,548	21.8	(673,020)	(29.7)
Total commercial loans	8,177,267	84.1	8,595,457	82.6	(418,190)	(4.9)
Residential real estate:
Residential mortgage	911,997	9.4	1,105,179	10.6	(193,182)	(17.5)
Residential construction	181,319	1.9	182,619	1.8	(1,300)	(0.7)
Consumer	450,765	4.6	517,254	5.0	(66,489)	(12.9)
Total residential and consumer loans	1,544,081	15.9	1,805,052	17.4	(260,971)	(14.5)
Total loans	$9,721,348	100.0%	$10,400,509	100.0%	$(679,161)	(6.5)

At the end of the current quarter, loans with an aggregate balance of $13.6 million remain in deferral status. Currently, 99% of all commercial loans that had been granted modifications/deferrals due to pandemic-related financial stress have returned to their original payment plans.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	September 30, 2021		December 31, 2020		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Investments available-for-sale:
U.S. treasuries and government agencies	$47,729	3.2%	$43,297	3.1%	$4,432	10.2%
State and municipal	327,793	22.3	390,367	27.6	(62,574)	(16.0)
Mortgage-backed and asset-backed	1,046,624	71.2	904,432	64.0	142,192	15.7
Corporate debt	7,409	0.5	9,925	0.7	(2,516)	(25.4)
Total available-for-sale securities	1,429,555	97.2	1,348,021	95.4	81,534	6.0

Other equity:
Federal Reserve Bank stock	34,028	2.3	38,650	2.7	(4,622)	(12.0)
Federal Home Loan Bank of Atlanta stock	6,392	0.5	26,433	1.9	(20,041)	(75.8)
Other equity securities	677	—	677	—	—	—
Total other equity securities	41,097	2.8	65,760	4.6	(24,663)	(37.5)
Total securities	$1,470,652	100.0%	$1,413,781	100.0%	$56,871	4.0

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. At September 30, 2021, 95% of the investment portfolio was invested in Aaa/AAA or Aa/AA-rated securities. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. The duration of the portfolio at September 30, 2021 remained at 4.2 years compared to December 31, 2020. The portfolio possesses low credit risk and provides a source of liquidity necessary to meet loan and operational demands.

Other Earning Assets
Residential mortgage loans held for sale decreased to $44.7 million at September 30, 2021, compared to $78.3 million at December 31, 2020, as a result of a decrease in origination volume during the period. The Company continues to sell the majority of its mortgage loan production in the secondary market. The aggregate of interest-bearing deposits with banks and federal funds sold increased by $805.3 million at September 30, 2021 compared to December 31, 2020, primarily as a result of the cash received from the forgiveness of PPP loans.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	September 30, 2021		December 31, 2020		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$3,987,411	36.3%	$3,325,547	33.1%	$661,864	19.9%
Interest-bearing deposits:
Demand	1,399,060	12.7	1,292,164	12.9	106,896	8.3
Money market savings	3,595,643	32.7	3,339,645	33.3	255,998	7.7
Regular savings	496,432	4.5	418,051	4.2	78,381	18.7
Time deposits of less than $100,000	435,139	4.0	509,919	5.1	(74,780)	(14.7)
Time deposits greater than $100,000 and less than $250,000	643,414	5.9	670,717	6.7	(27,303)	(4.1)
Time deposits of $250,000 or more	430,301	3.9	477,026	4.7	(46,725)	(9.8)
Total interest-bearing deposits	6,999,989	63.7	6,707,522	66.9	292,467	4.4
Total deposits	$10,987,400	100.0%	$10,033,069	100.0%	$954,331	9.5

Deposits and Borrowings
Total deposits increased by 10% to $11.0 billion at September 30, 2021 from $10.0 billion at December 31, 2020. This increase was positively affected by the influx of funds from the re-initiated PPP program in the first quarter of 2021, as a portion of the

$469.4 million in PPP loan fundings were placed in existing deposit accounts at the Bank until utilized by the respective borrowers, and to a lesser extent growth in core deposit relationships. As a result, noninterest-bearing deposits increased 20% and interest-bearing deposits increased 4%. At September 30, 2021, interest-bearing deposits represented 64% of deposits with the remaining 36% in noninterest-bearing balances, compared to 67% and 33%, respectively, at December 31, 2020. Growth of interest-bearing deposits from December 31, 2020 through September 30, 2021 occurred primarily in demand deposits and money market savings accounts, the result of PPP fundings deposited principally in commercial deposit accounts. Total time deposits declined 9% at September 30, 2021 compared to December 31, 2020, primarily due to a 17% decline in core time deposits driven by the run-off precipitated by the declining rate environment.

Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity remained at $1.5 billion at September 30, 2021 compared to at December 31, 2020. During this period, the $144.0 million growth in retained earnings was offset by the stock repurchases of $54.3 million and the net other comprehensive loss of $19.8 million. The ratio of average equity to average assets was 11.84% for the nine months ended September 30, 2021, as compared to 11.39% for the nine months ended September 30, 2020.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Regulatory Requirements
	September 30, 2021	December 31, 2020
Tier 1 leverage	9.33%	8.92%	4.00%

Common equity tier 1 capital to risk-weighted assets	12.50%	10.58%	4.50%

Tier 1 capital to risk-weighted assets	12.50%	10.58%	6.00%

Total capital to risk-weighted assets	15.26%	13.93%	8.00%

As of September 30, 2021, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The increases in the ratios at September 30, 2021 from December 31, 2020 were driven by the year-to-date net income coupled with a decline in risk-based assets during the period. During 2020, the Company elected to apply the provisions of the CECL deferral transition in the determination of its risk-based capital ratios. At September 30, 2021, the impact of the application of this deferral transition provided an additional $11.0 million in Tier 1 capital and resulted in raising the common equity Tier 1 ratio by 12 basis points.

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

Tangible common equity remained at $1.1 billion for September 30, 2021 as compared to December 31, 2020. At September 30, 2021, the ratio of tangible common equity to tangible assets has increased to 9.10% compared to 8.61% at December 31, 2020. The increase in the tangible common equity ratio ("TCE ratio") was caused by the 8% growth of tangible common equity during the first nine months of 2021, due to the net impact of earnings growth, partially reduced by the recent stock repurchases, versus the 2% growth in tangible assets.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	September 30, 2021	December 31, 2020
Tangible common equity ratio:
Total stockholders' equity	$1,546,060	$1,469,955
Goodwill	(370,223)	(370,223)
Other intangible assets, net	(27,531)	(32,521)
Tangible common equity	$1,148,306	$1,067,211

Total assets	$13,017,464	$12,798,429
Goodwill	(370,223)	(370,223)
Other intangible assets, net	(27,531)	(32,521)
Tangible assets	$12,619,710	$12,395,685

Tangible common equity ratio	9.10%	8.61%

Outstanding common shares	46,119,074	47,056,777

Tangible book value per common share	$24.90	$22.68
Book value per common share	$33.52	$31.24

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

Non-performing loans include non-accrual loans, accruing loans 90 days or more past due and restructured loans. The level of non-performing loans to total loans was 0.80% at September 30, 2021, compared to 0.72% at September 30, 2020, and 1.11% at December 31, 2020. At September 30, 2021, non-performing loans totaled $78.2 million, compared to $74.7 million at September 30, 2020, and $115.5 million at December 31, 2020. Loans placed on non-accrual during the current quarter amounted to $5.7 million compared to $0.9 million for the prior year quarter and $1.5 million for the second quarter of 2021. Non-accrual loans at September 30, 2021 declined throughout the current year due primarily to the partial payoffs and eventual charge-offs of a few large borrowings within the hospitality sector with an aggregate balance of $32.9 million. Charged-off amounts of these credits did not exceed their associated individual reserves, and as such, did not result in any additional impact on the current quarter's provision for credit losses. Loans greater than 90 days or more increased from the prior quarter as a result of maturities of existing portfolio loans that were in process of being extended. Loans amounting to $22.2 million were subsequently settled after September 30, 2021.

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

In an effort to provide for relief to borrowers that have suffered financial hardship due to the COVID-19 pandemic, the Company granted accommodations in the form of payment deferrals on over 2,600 loans with an aggregate balance of $2.1 billion. At September 30, 2021, loans with payment accommodation amounted to $13.6 million, of which $7.0 million were accommodations on commercial loans.

Applying the stipulated criteria for both rounds of the PPP program, at September 30, 2021, the Company had approved and funded over 8,500 loans for a total of $1.6 billion in PPP loans to businesses. Loans originated under the program are 100% guaranteed by the Small Business Administration. At September 30, 2021, the remaining outstanding principal balance of PPP loans was $461.0 million. As of September 30, 2021, 6,629 PPP loans totaling $1.1 billion have been forgiven by the SBA and an additional $50.0 million have been repaid by borrowers.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights was $0.4 million at September 30, 2021 compared to $0.6 million at December 31, 2020.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the periods indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$15,386	$45,227
Commercial owner-occupied real estate	9,854	11,561
Commercial AD&C	1,022	15,044
Commercial business	9,454	22,933
Residential real estate:
Residential mortgage	9,511	10,212
Residential construction	62	—
Consumer	7,826	7,384
Total non-accrual loans	53,115	112,361

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	14,830	133
Commercial owner-occupied real estate	—	—
Commercial AD&C	7,344	—
Commercial business	—	161
Residential real estate:
Residential mortgage	679	480
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	22,853	774

Restructured loans (accruing)	2,199	2,317
Total non-performing loans	78,167	115,452
Other real estate owned, net	1,105	1,455
Total non-performing assets	$79,272	$116,907

Non-performing loans to total loans	0.80%	1.11%
Non-performing assets to total assets	0.61%	0.91%
Allowance for credit losses to non-performing loans	138.06%	143.23%

The following table discloses information on the credit quality of originated loans, acquired Revere loans and total loans:

	September 30, 2021
(Dollars in thousands)	Originated Loans	Revere Acquired Loans	Total Loans
Performing loans:
Current	$7,798,880	$1,794,384	$9,593,264
30-59 days	29,774	2,507	32,281
60-89 days	12,811	4,825	17,636
Total performing loans	7,841,465	1,801,716	9,643,181
Non-performing loans:
Non-accrual loans	34,565	18,550	53,115
Loans greater than 90 days past due	10,798	12,055	22,853
Restructured loans	2,199	—	2,199
Total non-performing loans	47,562	30,605	78,167
Total loans	$7,889,027	$1,832,321	$9,721,348

Non-performing loans to total loans	0.60%	1.67%	0.80%
Allowance for credit losses to non-performing loans	172.42%	84.67%	138.06%

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

The provision for credit losses for the nine months ended September 30, 2021 amounted to a credit of $47.1 million as compared to a charge of $90.2 million for the same period in 2020. For the nine months ended September 30, 2021, the credit for the provision for credit losses, compared to the prior year's charge to the provision, reflects the impact of the continued improvement in forecasted economic metrics, notably the rate of unemployment, anticipated business bankruptcies and the housing price index. These decreases were partially offset by qualitative factors applied in the determination of the allowance. The charge to the provision for credit losses for the same period in 2020 predominantly reflected the combined results of the impact of the deteriorated economic forecasts during the first half of 2020 and the initial allowance on acquired Revere non-purchased credit deteriorated loans. The portion of the $47.1 million credit to provision directly attributable to the significant improvement in the economic forecast amounted to a credit of approximately $60.4 million. The remainder of the changes to the provision reflected the impact of changes in interest rates, existing terms, qualitative factors, individual reserves, portfolio composition and portfolio maturities.

At September 30, 2021, the allowance for credit losses was $107.9 million as compared to $165.4 million at December 31, 2020. The allowance for credit losses as a percent of total loans was 1.11% and 1.59% at September 30, 2021 and December 31, 2020, respectively. The allowance for credit losses represented 138% of non-performing loans at September 30, 2021 as compared to 143% at December 31, 2020. The allowance attributable to the commercial portfolio represented 1.22% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.54%. With respect to the total commercial portion of the allowance, 23% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 1.45%. The ratio of the allowance attributable to ADC loans was 2.44% at the end of the current quarter. Excluding the PPP loans, which do not have an associated allowance, the allowance for credit losses as percentage of total loans outstanding would be 1.17% and associated allowance to the commercial business portfolio would be 2.04%.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where the Company determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 61% of the total allowance being attributable to the historical performance of the portfolio while 39% of the allowance is attributable to the collective qualitative factors applied to determine the allowance.

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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $38.4 million, with individual allowances of $7.5 million against those loans at September 30, 2021.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Excluding the PPP loans, commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at September 30, 2021 and at December 31, 2020. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2021	December 31, 2020
Balance, January 1	$165,367	$56,132
Initial allowance on PCD loans at adoption of ASC 326	—	2,762
Transition impact of adopting ASC 326	—	2,983
Initial allowance on acquired Revere PCD loans	—	18,628
Provision/ (credit) for credit losses	(47,141)	85,669
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	(5,802)	(411)
Commercial owner-occupied real estate	(136)	—
Commercial AD&C	(2,007)	—
Commercial business	(3,315)	(491)
Residential real estate:
Residential mortgage	—	(484)
Residential construction	—	—
Consumer	(236)	(433)
Total charge-offs	(11,496)	(1,819)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	176	15
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	375	702
Residential real estate:
Residential mortgage	330	105
Residential construction	3	6
Consumer	306	184
Total recoveries	1,190	1,012
Net charge-offs	(10,306)	(807)
Balance, period end	$107,920	$165,367

Annualized net charge-offs to average loans	0.14%	0.01%
Allowance for credit losses to loans	1.11%	1.59%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2021	15.75%	11.61%	8.09%	3.76%	N/A	N/A	N/A	N/A
December 31, 2020	3.94%	2.90%	2.14%	0.85%	N/A	N/A	N/A	N/A

As reflected in the table above, the measures of net interest income at risk at September 30, 2021 rose in every rising interest rate change scenario compared to December 31, 2020. As the table indicates, in a rising interest rate environment, net interest income sensitivity increased compared to December 31, 2020. The change in the net interest income at risk is the result of increased asset sensitivity due to the increase in interest-bearing deposits with banks and reductions in FHLB advances and federal funds purchased during the period. At September 30, 2021, all measures remained well within prescribed policy limits.

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2021	(2.64%)	(0.10%)	2.09%	2.34%	N/A	N/A	N/A	N/A
December 31, 2020	(10.98%)	(6.27%)	(1.90%)	0.33%	N/A	N/A	N/A	N/A

Overall, the measure of the economic value of equity ("EVE") at risk decreased in all of the rising rate scenarios from December 31, 2020 to September 30, 2021. Decreases in the risk associated with EVE during the period have been driven primarily by the increase in demand deposits, growth in money market deposits which experienced lower rates and the reduction in FHLB advances.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2021.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits and certain time deposits of $250 thousand or more, to be a relatively stable funding source. Core deposits equaled 85% of total interest-earning assets at September 30, 2021. The Company’s growth and mortgage banking activities are also additional considerations when evaluating liquidity requirements. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At September 30, 2021, the Company’s liquidity and funds availability provides it with flexibility in funding loan demand and other liquidity demands.

The Company also has external sources of funds available that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the FHLB and the Federal Reserve Bank. The line of credit with the FHLB totaled $3.9 billion, all of which was available for borrowing based on pledged collateral, with no outstanding borrowings against it as of September 30, 2021. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $108.6 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2021. In addition, the Company had unsecured lines of credit with correspondent banks of $1.4 billion at September 30, 2021. At September 30, 2021, there were no outstanding borrowings against these lines of credit. There were no outstanding borrowings under the PPPLF program at September 30, 2021. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2021.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of September 30, 2021, the Bank could have declared a dividend of up to $183.1 million to Bancorp. At September 30, 2021, Bancorp had liquid assets of $119.0 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Commercial real estate development and construction	$508,571	$871,290
Residential real estate-development and construction	874,829	94,096
Real estate-residential mortgage	94,162	335,288
Lines of credit, principally home equity and business lines	3,315,392	1,947,706
Standby letters of credit	69,521	71,777
Total commitments to extend credit and available credit lines	$4,862,475	$3,320,157

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

As of September 30, 2021, the total reserve for unfunded commitments was $0.3 million and is accounted for in other liabilities in the Consolidated Statements of Financial Condition. See Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2020, the Company’s Board of Directors authorized the repurchase of up to 2,350,000 shares of common stock. The Company repurchased 1,261,828 shares of its common stock at an average price of $43.04 per share during the three months ended September 30, 2021. Under the current authorization, 1,088,172 common shares remain available to be repurchased.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number that may yet be purchased under the plans or programs
July 1, 2021 through July 31, 2021	88,985	$41.85	88,985	2,261,015
August 1, 2021 through August 31, 2021	567,522	$43.11	567,522	1,693,493
September 1, 2021 through September 30, 2021	605,321	$43.17	605,321	1,088,172

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

Date: November 5, 2021

By: /s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: November 5, 2021