Form 10-K
period 2021-12-31
SANDY SPRING BANCORP INC
filed 2022-02-18
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $2.0 billion, based on the closing sales price of $44.13 per share of the registrant's Common Stock on June 30, 2021.

The number of outstanding shares of common stock outstanding as of February 16, 2022.
Common stock, $1.00 par value – 45,131,555 shares

Documents Incorporated By Reference
Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 18, 2022 (the "Proxy Statement").
-----------------------------------
*The registrant is required to file reports pursuant to Section 13 of the Act.

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of this report and the following:
•risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the effectiveness and acceptance of vaccination programs, the imposition of any restrictions on business operations and/or travel, the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations, the remedial actions and stimulus measures adopted by federal, state and local governments, the inability of employees to work due to illness, quarantine, or government mandates;
•general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, prices of consumer goods, real estate prices, unemployment levels, the ability of businesses to remain viable and consumer and business confidence, which could lead to decreases in the demand for loans, deposits and other financial services that the Company provides and increases in loan delinquencies and defaults;
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

The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation ("SSIC"), West Financial Services, Inc. ("West Financial") and SSB Wealth Management, Inc. (d/b/a Rembert Pendleton Jackson, "RPJ"), Sandy Spring Bank offers a comprehensive menu of insurance and investment management services. At December 31, 2021, the Company had $12.6 billion in assets, a $0.2 billion decrease from total assets at December 31, 2020. During this period, total loans declined by 4% to $10.0 billion at December 31, 2021, compared to $10.4 billion at December 31, 2020. Excluding Paycheck Protection Program ("PPP" or "PPP program") loans, total loans at December 31, 2021 grew 5% to $9.8 billion as compared to $9.3 billion at December 31, 2020, as the commercial loan portfolio grew $681.1 million, while the residential mortgage loan portfolio declined $152.6 million. Excess liquidity resulting from deposit growth and PPP loan forgiveness during 2021 was applied to reduce borrowings as well as fund the loan growth that occurred in the last quarter of the current year.

On April 1, 2020 (“Acquisition Date”), the Company completed the acquisition of Revere Bank ("Revere"), headquartered in Rockville, Maryland. The acquisition resulted in the initial addition of 11 banking offices and more than $2.8 billion in assets as of the Acquisition Date. At the Acquisition Date, Revere had loans of $2.5 billion and deposits of $2.3 billion. The all-stock transaction resulted in the issuance of 12.8 million common shares and with total consideration exchanged valued at approximately $293 million. In addition, on February 1, 2020 the Company acquired RPJ, a wealth advisory firm located in Falls Church, Virginia with approximately $1.5 billion in assets under management.

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

Market and Economic Overview
Sandy Spring Bank is headquartered in Montgomery County, Maryland and conducts business primarily in Central Maryland, Northern Virginia and Washington D.C. The Bank's footprint serves the Washington metropolitan area, which is one of the country’s most economically successful regions. The region’s economic strength is due to the region’s significant federal government presence and strong growth in the business and professional services sector. The proximity to numerous armed forces installations in Maryland, including the United States Cyber Command in Ft. Meade, Maryland, together with a strategic location between two of the country’s leading ports – the Port of Baltimore and the Port of Norfolk – and its proximity to numerous interstates and railways have provided opportunities for growth in a variety of areas, including logistics and transportation.

According to the U.S. Census Bureau, the region is home to four of the top ten most highly educated counties in the nation and four of the top ten most affluent counties, as measured by household income. The Company’s geographical location provides access to key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor. While the region continues to experience the economic effects of the novel coronavirus ("COVID-19" or “pandemic”), the region’s unemployment rate remained below the national average as the region has the benefit of a highly trained and educated workforce concentrated in government and white-collar service businesses. These factors, along with the ability of the regional infrastructure to support remote working, has provided a greater amount of resiliency in the face of the impact of the pandemic on the overall employment metrics for our market/region.

Both globally and within the United States, the pandemic has resulted in negative impacts and a disruption to economic and commercial activity. The local economy that the Company operates began to strengthen and improve into 2021. Economic improvement had resulted in many positive economic trends, such as low unemployment, increased consumer confidence, and increased housing development and housing prices. However, the Company's business opportunities may be tempered by concerns such as employment opportunities, the effects of the remote workplace, the impact of inflation, the effect of current and proposed government stimulus, wage growth and the strength of the dollar. Volatility in global economic markets, continued domestic political turmoil and various episodes of geopolitical unrest continue to provide a degree of uncertainty in the financial markets. Overall, management continues to be encouraged by the resiliency of the current economic environment and the prospects for continued growth of the Company.

Loan Products
The Company currently offers a complete menu of loan products primarily in the Company’s identified market footprint that are discussed in detail below and on the following pages. These following sections should be read in conjunction with the section “Credit Risk” on page 55 of this report.

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

Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Collateral generally is required to provide the Company with an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower, but generally may include real estate, accounts receivable, inventory, equipment or other assets. Loans also may be supported by personal guarantees from the principals of the commercial loan borrowers. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. A risk rating system is applied to the commercial loan portfolio to measure credit risk and differentiate the level of risk posed by individual credits. The Company has no commercial loans to borrowers in similar industries that exceed 10% of total loans.

During 2021 and 2020, the Company participated in the Small Business Administration’s (“SBA”) PPP program, which provided forgivable loans to small businesses to enable them to maintain payroll, hire back employees who have been laid off, and cover applicable overhead. These loans are fully guaranteed by the SBA and eligible for full forgiveness when the proceeds are utilized for certain payroll and other expenses under guidelines provided by the SBA. Loans that do not meet the forgiveness criteria enter a repayment period of 2 or 5 years. Total lending under the PPP program by the Company for 2021 and 2020 amounted to 8,574 loans for a total of $1.6 billion. At December 31, 2021, loans totaling $1.4 billion have been forgiven and an additional $52.0 million have been repaid by borrowers. The remaining outstanding principal balance of PPP loans, net of deferred origination fees, at December 31, 2021 was $183.5 million.

Included in commercial loans are credits directly originated by the Company and, to a lesser extent, loan participations acquired from other lenders. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. The Company also purchases whole loans and loan participations as part of its asset/liability management strategy. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2021, other financial institutions had $222.7 million in outstanding commercial and commercial real estate loan participations sold by the Company. In addition, at December 31, 2021, the Company had $131.2 million in outstanding commercial and commercial real estate loan participations purchased from other lenders.

Commercial Real Estate
The Company's commercial real estate loans consist of both loans secured by owner-occupied properties and nonowner-occupied properties ("investor real estate loans") where an established banking relationship exists. The commercial real estate categories contain mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Commercial real estate loans secured by owner-occupied properties are based upon the borrower’s financial condition and the ability of the borrower and the business to provide for repayment. Investor real estate loans secured by nonowner-occupied properties involve investment properties for multi-family, warehouse, retail, and office space with a history of occupancy and cash flow. The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective. Interest rate risks are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than three years. While loan amortizations may be approved for up to 360 months, each loan generally has a call provision (maturity date) of five to ten years or less.

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

Residential Real Estate Loans
The residential real estate category contains loans principally to consumers secured by residential real estate. Loans for residential real estate may carry either a fixed rate of interest or an adjustable rate over the life of loan. Adjustable rate mortgage (“ARM”) loans have a 30 year amortization period with a fixed rate of interest for the first five, seven or ten years, re-pricing semiannually or annually thereafter at a predetermined spread to an index. The Company's residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan or by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral. The residential real estate portfolio includes both conforming and non-conforming mortgage loans.

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

Deposit Activities
Subject to the Company’s Asset/Liability Committee (the “ALCO”) policies and current business plan, the Company seek to maintain deposit market share within the Company’s primary markets while managing funding costs to preserve the net interest margin.

One of the Company’s primary objectives as a community bank is to develop long-term, multi-product customer relationships from its comprehensive menu of financial products. To that end, the lead product to develop such relationships is typically a deposit product. The Company relies primarily on core deposit growth to fund long-term loan growth.

Treasury Activities
The Company's treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds and long-term debt, and is responsible for all facets of interest rate risk management for the Company, which includes the pricing of deposits consistent with conservative interest rate risk and liquidity practices. Management’s objective is to achieve the maximum level of consistent earnings over the long term, while minimizing interest rate risk, credit risk and liquidity risk and optimizing capital utilization. In managing the investment portfolio under its stated objectives, the Company invests primarily in U.S. Treasury and Agency securities, U.S Agency mortgage-backed and asset-backed securities (“MBS”), U.S. Agency collateralized mortgage obligations (“CMO”), municipal bonds and, to a minimal extent, corporate bonds. Treasury strategies and activities are overseen by the Risk Committee of the board of directors, ALCO and the Company’s Investment Committee, which reviews all investment and funding transactions. The ALCO activities are summarized and reviewed quarterly with the Company’s board of directors.

The primary objective of the investment portfolio is to provide appropriate liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The overall average duration of 4.3 years of the investment portfolio together with the types of investments (96% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the

Company’s lending goals. Liquidity is also provided by secured lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve Bank, and to a lesser extent, unsecured lines of credit with correspondent banks.

Borrowing Activities
The Company’s borrowing activities are achieved through the use of lines of credit to address overnight and short-term funding needs, match-fund loan activity and lock in attractive rates. Borrowing activities may encompass a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased, FHLB advances, retail repurchase agreements and long-term debt. FHLB borrowings typically carry rates at varying spreads from the Secured Overnight Funding Rate ("SOFR") rate or treasury yield curve for the equivalent term because they may be secured with investments or high quality loans. Federal funds purchased, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. The Company issued $175 million in subordinated debt in November 2019. This debt issuance provided capital to support future growth. A portion of the proceeds from this subordinated issuance funded the 2021 redemptions of higher priced debt that was assumed as part of the WashingtonFirst and Revere acquisitions. The Company's outstanding subordinated debt is considered Tier 2 capital under current regulatory guidelines.

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
Employee Profile
The following table describes the composition of the Company’s workforce at December 31, 2021:

Employees
Full-time employees	1,084
Part-time employees	29
Temporary employees	3
Total employees	1,116

Women	58.6%
Minorities	41.4%

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

Employee Engagement
The Company recognizes that employees who are involved in, enthusiastic about and committed to their work and workplace contribute meaningfully to the success of the Company. On a regular basis, the Company solicits employee feedback through a confidential, company-wide survey on culture, management, career opportunities, compensation, and benefits. The results of this survey are reviewed with the board of directors and are used to update employee programs, initiatives, and communications. The Company has a number of other engagement initiatives, including quarterly town hall meetings with the Company’s Chief Executive

Officer and other senior leaders and utilizes a number of recognition programs to reward employees for their efforts. The Company was again recognized as an employer of choice by the Baltimore Sun, Washington Post and the American Banker Magazine.

Succession Planning
The Company is focused on facilitating internal succession by fostering internal mobility, enhancing its talent pool through professional development programs, structuring its training program to teach skills for 21st century banking, and expanding opportunities through structured diversity and inclusion initiatives.

Pandemic Impact and Response
The Company's business, financial condition, and results of operations have been and may continue to be affected by the outbreak of COVID-19. Both globally and within the United States, the pandemic continues to have various effects on economic and commercial activity and financial markets. Area jurisdictions continue to monitor and modify their respective pandemic guidelines on a periodic basis based on contagion metrics. Businesses continue to observe and modify their activities and behaviors to remain in compliance with the jurisdictional directives while concurrently providing consumers with goods and services. These directives have resulted in business, supply and operational disruptions, including business closures, curtailment of services, operational reorganizations, supply chain disruptions, and layoffs and furloughs. Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may adversely impact our business. Low short-term interest rates, such as those maintained by the Federal Reserve since early 2020 have negatively impacted our results, as we have certain assets and liabilities that are sensitive to changes in interest rates. Management continually monitors developments, evaluates strategic and tactical initiatives and solutions and allocates the necessary resources to mitigate the negative impact of this significant market disruption caused by the pandemic. For a description of the potential impacts of COVID-19 on the Company, see “Item 1A-Risk Factors”. To address the potential impact of COVID-19 on operations, the Company implemented business continuity plans and continues to provide financial services to clients. In response to COVID-19, the Company implemented numerous actions to address the health and safety of employees and clients and to assist clients that have been impacted by the pandemic.

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

In general, a bank holding company that qualifies as a financial holding company under federal banking law may engage in an expanded list of non-bank activities. Non-bank and financially related activities of bank holding companies, including companies that become financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve. The Company is not a financial holding company, but may choose to become one in the future.

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

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Large banks (generally, those with $10 billion or more in assets) are assigned an individual rate based on a scorecard that combines certain measures, including regulatory examination component ratings, to produce a score that is converted into an assessment rate. Assessment rates currently range from 1.5 to 40 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment. Deposit insurance assessments are based on total average assets, excluding PPP loans, less average tangible common equity. The FDIC has authority to increase insurance assessments. Management cannot predict what insurance assessment rates will be in the future.

Interchange fees, or “swipe” fees, are fees that merchants pay to credit card companies and debit card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that a non-exempt issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, card issuers and networks are prohibited from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing. Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year-end. In November 2020, the federal banking regulators adopted regulatory relief that allowed the Company to select either December 31, 2019, or December 31, 2020, whichever is the lower asset measurement, for purposes of determining its qualification for the small issuer exemption. As a result, the Company, which had total consolidated assets of less than $10 billion at December 31, 2019, will become subject to the interchange restrictions beginning July 1, 2022.

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

Supervision and Regulation of Mortgage Banking Operations
The Company’s mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”) and Fannie Mae with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit audited financial statements to Fannie Mae, FHA and VA. Each of these regulatory entities has its own financial requirements. The Company’s affairs are also subject to examination by the Federal Reserve, Fannie Mae, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company’s mortgage banking operations are also affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

Information About Our Executive Officers
The following listing sets forth the name, age (as of February 18, 2022), principal position and recent business experience of each executive officer:

R. Louis Caceres, 59, became Executive Vice President and Chief Wealth Officer of the Bank in 2002. Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Kenneth C. Cook, 62, became Executive Vice President and Division President of Commercial Banking in 2020. Prior to that, Mr. Cook was the President and Co-CEO of Revere Bank.

Gary J. Fernandes, 53, became Executive Vice President and Chief Human Resources Officer in 2021. Mr. Fernandes joined the Bank in March 2015 after a career with a major international delivery and logistics company.

Aaron M. Kaslow, 57, became Executive Vice President, General Counsel and Secretary of the Company and Chief Legal Officer of the Bank in 2019. Prior to that, Mr. Kaslow was the leader of the Financial Institutions practice at the law firm of Kilpatrick Townsend & Stockton LLP.

Philip J. Mantua, CPA, 63, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004. Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Ronda M. McDowell, 57, became an Executive Vice President and Chief Operations Officer of the Bank in 2021. Prior to that, Ms. McDowell served as an Executive Vice President and Chief Credit Officer of the Bank.

Joseph J. O'Brien, Jr., 58, became Executive Vice President and Chief Banking Officer in 2011. Mr. O’Brien joined the Bank in July 2007 as Executive Vice President for Commercial Banking.

John D. Sadowski, 58, became Executive Vice President and Chief Information Officer of the Bank in 2011. Prior to that, Mr. Sadowski served as a Senior Vice President of the Bank.

Daniel J. Schrider, 57, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009. Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

Kevin Slane, 62, became Executive Vice President and Chief Risk Officer of the Bank in 2018. Prior to that, Mr. Slane was the Director of Enterprise Risk Management at Hancock Whitney Bank in the southeast United States.

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

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic and measures taken to limit its spread could adversely our business, financial condition, and results of operations.
The COVID-19 pandemic has negatively impacted economic and commercial activity and financial markets, both globally and within the United States. Measures to contain the virus, such as stay-at-home orders, travel restrictions, closure of non-essential businesses, occupancy limitations and social distancing requirements, resulted in significant business and operational disruptions, including business closures, and mass layoffs and furloughs. Though most restrictions have generally been lifted or eased and consumer and business spending and unemployment levels have improved significantly, the economic recovery has been uneven, with industries such as travel, entertainment, hospitality and food service lagging, and, as of December 31, 2021, many companies have not returned workers to their offices. Supply chain disruptions precipitated by the abrupt economic slowdown have contributed to increased costs, lost revenue, and inflationary pressures for many segments of the economy. Further, a significant number of workers left their jobs during the COVID-19 pandemic, leading to wage inflation in many industries as businesses attempt to fill vacant positions.

The United States government has taken significant steps to attempt to mitigate the economic effects of the pandemic. Congress appropriated approximately $4.7 trillion of fiscal stimulus in response to the COVID-19 pandemic pursuant to the Coronavirus Aid, Relief, and Economic Security Act, the American Rescue Plan Act and other supplemental legislation. In March 2020, the Federal Open Market Committee of the Federal Reserve reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. The Federal Reserve also took several actions to support financial markets, enable banks to continue to lend through the pandemic, and support businesses of all sizes. Whether the economic stimulus will have a lasting positive effect or whether it will contribute to higher inflation or other economic ill effects is unknown.

Several vaccines for COVID-19 have been developed and widely distributed in the United States. However, it is unknown how effective they will be long-term or whether variants of the virus will develop against which the vaccines are less effective.

The extent to which the COVID-19 pandemic will ultimately affect our business is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the extent to which they are accepted by the public, the development of effective therapies, the permanence of operating conditions that developed during the pandemic, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. The longer the pandemic persists, the more pronounced the ultimate effects are likely to be.

The continuation of the COVID-19 pandemic and the efforts to contain the virus, including effects of economic stimulus, and the exhaustion or expiration of stimulus benefits, could:
•reduce the demand for loans and other financial services;
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

Changes in market interest rates are affected by many factors beyond the Company’s control, including inflation, unemployment, money supply, fiscal policies of the U.S. government, domestic and international events, and events in U.S. and other financial markets. The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the Company’s net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors.

At December 31, 2021, the Company’s interest rate sensitivity simulation model projected that net interest income would increase by 2.16% if interest rates immediately rose by 100 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions regarding customer behavior, movement of interest rates and cash flows, any of which may prove to be inaccurate. For further discussion regarding the impact of interest rates movements on net interest income, refer to the Market Risk Management section of Management's Discussion and Analysis on page 63.

Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations.
The Company has certain loans, interest rate swap agreements, investment securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (LIBOR). In 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which is responsible for regulating LIBOR, announced that the publication of LIBOR is not guaranteed beyond 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. The FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s loan agreements may result in disputes or litigation with counter-parties over the appropriateness or comparability to LIBOR of the substitute index, which could have an adverse effect on the Company’s results of operations. Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a lower interest rate being paid to the Company on such assets. To mitigate the risks associated with the expected discontinuation of LIBOR, the Company implemented enhanced fallback language for LIBOR-linked commercial loans, adhered to the International Swaps and Derivatives Association 2020 Fallbacks Protocol for interest rate swap agreements, and has updated its systems to accommodate alternative reference rates, and began originating loans utilizing alternative reference rates at the end of 2021.

The Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. The use of SOFR as a substitute for LIBOR is voluntary and may not be suitable for all market participants. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added. Market practices related to SOFR calculation conventions continue to develop and may vary. Inconsistent calculation conventions among financial products may expose us to increased basis risk and resulting costs.

Other alternatives to LIBOR also exist. The American Financial Exchange (“AFX”) has also created the American Interbank Offered Rate (“Ameribor”) as another potential replacement for LIBOR. Ameribor is calculated daily as the volume-weighted average interest rate of the overnight unsecured loans on AFX. Because of the difference in how it is constructed, Ameribor may diverge significantly from LIBOR in a range of situations and market conditions. Credit sensitive rates may become unrepresentative or subject to manipulation to the extent that they are based on a low volume of underlying transactions and sensitive to market stress.

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
At December 31, 2021, the Company’s commercial real estate loan portfolio totaled $6.9 billion, or 69% of its total loan portfolio. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has deteriorated significantly, then the Company may not be able to recover the full contractual amount of principal and interest that the Company anticipated at the time it originated the loan. A decline in the value of the collateral for a loan may require the Company to increase its allowance for credit losses, which would adversely affect the Company’s earnings and financial condition.

Imposition of limits by the bank regulators on commercial real estate lending activities could curtail the Company’s growth and adversely affect its earnings.
Regulatory guidance on concentrations in commercial real estate lending provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied investor real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. At December 31, 2021, the Bank’s total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied commercial real estate, and construction and land loans represented 380% of the Bank’s total risk-based capital and the growth in the commercial real estate ("CRE") portfolio exceeded 67% over the preceding 36 months, significantly driven by the 2020 acquisition of Revere. Management has established a CRE lending framework to monitor specific exposures and limits by types within the CRE portfolio and takes appropriate actions, as necessary. If the Federal Reserve, the Bank’s primary federal regulator, were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, the Company’s earnings would be adversely affected.

The Company’s concentration of residential mortgage loans exposes it to increased lending risks.
At December 31, 2021, 11%, of the Company’s loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in central Maryland, Northern Virginia and Washington, D.C. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of the Company’s residential mortgages to be inadequately collateralized, which would expose the Company to a greater risk of loss if it seeks to recover on defaulted loans by selling the real estate collateral.

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
The Company believes that its continued growth and future success will depend in large part on the skills of its management team , as well as on its ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. The loss of service of one or more of the Company’s executive officers or key personnel could reduce the Company’s ability to successfully implement its long-term business strategy, its business could suffer and the value of the Company’s common stock could be materially adversely affected. Leadership changes will occur from time to time and the Company cannot predict whether significant resignations will occur or whether the Company will be able to recruit additional qualified personnel. The Company believes its management team possesses valuable knowledge about the banking industry and the Company’s markets and that their knowledge and relationships would be very difficult to replicate. Although the Company’s Chief Executive Officer and certain other executive officers have entered into employment agreements with the Company, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. The Company’s success also depends on the experience of its branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively affect the Company’s banking operations. Competition for qualified employees is intense, and the process of locating key personnel with the combination of skills, attributes and business relationships required to execute the Company’s business plan may be lengthy. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business, financial condition and results of operations.

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
The Company’s risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which the Company is subject, including, among others, credit, market, liquidity, interest rate, operational and compliance. The Company’s framework also includes financial or other modeling methodologies that involve management assumptions and judgment. The Company’s risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to the Company. If the Company’s risk management framework is not effective, the Company could suffer unexpected losses and the Company’s business, financial condition, or results of operations could be materially and adversely affected. The Company may also be subject to potentially adverse regulatory consequences.

The Company’s information systems may experience an interruption or security breach.
The Company relies heavily on communications and information systems to conduct its business. The Company, its customers, and other financial institutions with which the Company interacts, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems, misappropriation of funds, and theft of proprietary Company or customer data. While the Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of the Company’s information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of the Company’s information systems could damage its reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, require the Company to incur additional expense, or expose the Company to civil litigation and possible financial liability.

Security breaches and other disruptions could compromise the Company’s information and expose the Company to liability, which would cause its business and reputation to suffer.
In the ordinary course of the Company’s business, the Company collects and stores sensitive data, including intellectual property, its proprietary business information and that of the Company’s customers, suppliers and business partners, and personally identifiable information of its customers and employees, in the Company’s third-party data centers and on its networks. The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy. Despite the security measures the Company has implemented to help ensure data security and compliance with applicable laws, rules and regulations, which include firewalls, regular penetration testing and other measures, the Company’s facilities and systems, and those of the Company’s third-party service providers and vendors, may be vulnerable to cyber-attacks, security breaches, ransomware, unauthorized activity and access, malicious code, acts of vandalism, computer viruses, theft of data, misplaced or lost data, fraud, misconduct or misuse, social engineering attacks and denial of service attacks, phishing attacks, programming or human errors, physical break-ins, or other disruptions, any of which could result in the loss or disclosure of confidential or personal client or employee information or the Company’s own proprietary information. Any such loss or disclosure of confidential information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt the Company’s operations and the services it provides to customers, damage its reputation, and cause a loss of confidence in its products and services, which could adversely affect the Company’s business, revenues and competitive position.

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

The adoption of flexible work from home arrangements poses a number of operational risks that could adversely affect the Company’s business, financial condition and results of operations.
As a result of the COVID-19 pandemic, in March 2020, the Company transitioned to a remote working environment, with a peak of 85% of employees working remotely. While the Company has since brought employees back to the office, it has adopted more flexible work arrangements that permit some employees to work from home full or part time. Having employees conduct their daily work in the Company’s offices helps to ensure a level of productivity and operational security that may not be achieved when working remotely for an extended period. Remote work arrangements could strain the Company’s technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure. Over time, remote work arrangements may decrease the ability to maintain the Company’s culture, which is integral to the Company’s success. Additionally, a remote working environment may impede the Company’s ability to undertake new business projects and foster a creative environment. As remote work arrangements become more flexible and commonplace, the Company’s ability to compete for qualified employees could be challenged. The prevalence of remote work arrangements will expand competition among employers and may put the Company at a disadvantage if it is unable or unwilling to offer the same level of flexibility. Failure to attract and retain the desired workforce could have a negative effect on the Company’s business, financial condition and results of operations.

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
Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments became effective for the Company on January 1, 2020. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the previously applied incurred loss model. CECL requires advanced modeling techniques, heavy reliance on assumptions, and dependence on historical data that may not accurately forecast losses. CECL can result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, can have an adverse effect on the Company’s financial condition and results of operations.

Impairment in the carrying value of goodwill and other intangible assets could negatively impact the Company’s financial condition and results of operations.
At December 31, 2021, goodwill and other intangible assets totaled $396.1 million. Goodwill represents the excess of purchase price paid over the fair value of the net assets acquired in a business combination. The estimated fair values of the acquired assets and assumed liabilities may be subject to refinement as additional information relative to closing date fair values becomes available and may result in adjustments to goodwill within the first 12 months following the closing date of the acquisition. Goodwill and other intangible assets are reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on the Company’s financial condition and results of operations.

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
Debit card interchange fee restrictions set forth in Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction at the sum of $0.21 plus five basis points. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The Company, which had total consolidated assets of greater than $10 billion at December 31, 2021, will become subject to the interchange restrictions of the Durbin Amendment beginning July 1, 2022. The reduction in interchange income could have an adverse effect on the Company’s business, financial condition and results of operations.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Additionally, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, operating process changes, among other impacts. The impact on the Company’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. The Company’s efforts to take these risks into account in making lending and other decisions may not be effective in protecting the Company from the negative impact of new laws and regulations or changes in consumer or business behavior.

The market price for the Company’s stock may be volatile.
The market price for the Company’s common stock has fluctuated, ranging between $33.23 and $51.62 per share during the 12 months ended December 31, 2021. The overall market and the price of the Company’s common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:
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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2021, The Company owns 12 of its full-service community banking centers. The remaining banking locations, in addition to the offices of SSIC, West Financial and RPJ are leased. See Note 8 – Leases to the Notes to the Consolidated Financial Statements for additional information.

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

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing
Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”. At January 31, 2022 there were approximately 2,600 holders of record of the Company’s common stock.

Transfer Agent and Registrar
Computershare, P.O. Box 505005, Louisville, KY 40233-5005

Share Transactions with Employees
Shares issued under the employee stock purchase plan, which was authorized in 2011, and amended and restated in 2020, totaled 60,018 in 2021 and 65,337 in 2020, while issuances pursuant to exercises of stock options and vesting of restricted shares were 352,135 and 72,449 in the respective years. There were no shares issued under the director stock purchase plan in 2020. The director stock purchase plan expired on December 31, 2020 and was not re-authorized.

Issuer Purchases of Equity Securities
In December 2020, the Company's board of directors authorized a stock repurchase plan that permitted the repurchase of up to 2,350,000 shares of common stock. The Company repurchased all 2,350,000 authorized shares of its common stock at an average price of $45.65 per share during 2021. The following table sets forth information regarding repurchases of shares of the Company’s common stock during the fourth quarter of 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number that may yet be purchased under the plans or programs
October 1, 2021 through October 31, 2021	505,124	$47.60	505,124	583,048
November 1, 2021 through November 30, 2021	525,859	$49.70	525,859	57,189
December 1, 2021 through December 31, 2021	57,189	$48.42	57,189	—

Total Return Comparison
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $6.5 billion to $30 billion. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2016, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2016, in the common stock and the securities included in the indexes.

Sandy Spring Bancorp, Inc.

Total Return Performance
Sandy Spring Bancorp, Inc.
S&P 500 Index
Peer Group
Index Value
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Sandy Spring Bancorp, Inc.	100.00	100.07	82.74	103.48	92.05	141.59
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	95.46	82.94	98.54	82.90	113.98

The Peer Group Index includes seventeen publicly traded bank holding companies, other than the Company, headquartered in the Mid-Atlantic region and with assets of $6.5 billion to $30 billion. The companies included in this index are: Atlantic Union Bankshares Corporation (VA), ConnectOne Bancorp, Inc. (NJ); Customers Bancorp, Inc. (PA); Eagle Bancorp, Inc. (MD); First Bancorp (NC); First Commonwealth Financial Corporation (PA); First Financial Bancorp (OH); Fulton Financial Bancorp (PA); Investors Bancorp,

Inc. (NJ); Lakeland Bancorp, Inc. (NJ); Northwest Bankshares, Inc. (PA); OceanFirst Financial Corp. (NJ); Park National Corporation (OH); Peoples Bancorp, Inc. (OH); Premier Financial Corp. (OH); S&T Bancorp, Inc. (PA); TowneBank (VA): United Bankshares, Inc. (WV); Univest Financial Corporation (PA) and WesBanco, Inc. (WV). Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown. The Company modified the criteria used to form the Peer Group Index to reflect the Company’s asset growth.

Equity Compensation Plans
The following table presents the number of shares available for issuance under the Company’s equity compensation plans at December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	159,741	$17.18	794,433

Equity compensation plans not approved by security holders	—	—	—
Total	159,741	$17.18	794,433

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2021 was $235.1 million ($4.98 per diluted common share) compared to $97.0 million ($2.18 per diluted common share) for the year ended December 31, 2020, representing a 142% increase in net income and a 129% increase in earnings per diluted common share. The results during 2021 were significantly driven by the effect of credits to the provision for credit losses compared to the prior year's results, which included the impact of the adoption of the expected credit loss accounting standard ("CECL standard") and merger and acquisition expense. Net interest income grew 17% as a result of the combined growth in the commercial loan portfolio and the reduction in interest expense incurred on time and money market deposits, in addition to the significant reduction in borrowings. The Company's participation in the Paycheck Protection Program ("PPP" or "PPP program") contributed to the year-over-year interest income growth associated with the commercial loan portfolio. The significant credit to the provision for credit losses during the current year was primarily the result of continued improvement of economic forecasts during the year. Non-interest income moderated in the current year as the decline in income from mortgage banking activities was offset by increases in other areas of non-interest income. Non-interest expense, exclusive of merger costs and the losses from early redemption of Federal Home Loan Bank of Atlanta ("FHLB") borrowings, increased 12% predominantly as the result of increased compensation costs and professional fees.

Current year core earnings, which exclude the impact of the provision for credit losses and provision on unfunded loan commitments, merger and acquisition expense, loss on FHLB redemptions, amortization of intangibles and investment securities gains, each on an after-tax basis, were $211.9 million ($4.52 per diluted common share), compared to $189.4 million ($4.29 per diluted common share) for the year ended December 31, 2020.

These results reflect the following:
•Total assets at December 31, 2021, declined 2% to $12.6 billion, compared to $12.8 billion at December 31, 2020. During the year, excess liquidity, the product of deposit growth and PPP loan forgiveness, was used to reduce borrowings as well as fund the loan growth that occurred late in 2021.
•Total loans declined 4%, driven by a reduction of $874.4 million in PPP loans. Excluding the impact of the PPP forgiveness, total commercial loans grew by $681.1 million during the year, while residential mortgage and consumer loans declined a combined $255.1 million due to run-off. The second half of 2021 saw $2.1 billion in gross loan production, of which $1.5 billion was funded, that more than offset $873.8 million in commercial loan run-off. During the fourth quarter of the current year, funded commercial loan production increased to $937.3 million or 115% compared to $435.2 million for the same quarter of the prior year.
•Year-over-year deposits increased 6%, driven by 14% growth in noninterest-bearing deposits and 2% growth in interest-bearing deposits, reflecting the impact of the PPP program and the growth in transaction relationships, while time deposits declined $366.8 million. The loan-to-deposit ratio declined to 94% at the end of 2021 compared to 104% at the end of 2020.
•The net interest margin was 3.56% in 2021, compared to 3.35% in 2020. Excluding the amortization of fair value marks, the net interest margin for the current year would have been 3.52% compared to 3.23% for the prior year.
•The provision for credit losses was a credit of $45.6 million for 2021, compared to a charge of $85.7 million for 2020. The current year's credit for the provision for credit losses reflects the impact of the continued improvement in forecasted economic metrics, notably the rate of unemployment, anticipated business bankruptcies and the housing price index.
•Non-interest income decreased 1% to $102.1 million for 2021, compared to $102.7 million for 2020, driven by a decrease in income from mortgage banking activities which was partially offset by increases in wealth management income, service charge income, bank card fees and other non-interest income.
•Non-interest expense increased to $260.5 million for 2021, compared to $255.8 million for the prior year. The prior year included $25.2 million in merger and acquisition expense. The current year's growth included $9.1 million in prepayment penalties from the liquidation of FHLB advances, compared to $5.9 million for 2020. Excluding merger and acquisition expense and the prepayment penalties, non-interest expense rose 12%, driven primarily by increases in compensation costs and professional fees.
•The GAAP efficiency ratio was 49.47% in 2021 compared to 54.90% for the prior year. This improvement in the efficiency ratio is the result of the 13% growth in revenues exceeding the 2% growth in non-interest expense during the current year. The non-GAAP efficiency ratio was 46.17% for 2021, compared to 46.53% for 2020 as a result of the growth in non-GAAP revenue outpacing the growth in non-GAAP non-interest expense.

The Company’s non-performing loans represented 0.49% of total loans at December 31, 2021, compared to 1.11% at December 31, 2020. The ratio of net charge-offs to average loans was 0.11% for 2021, compared to 0.01% for the prior year.

Customer funding sources at year-end 2021, which include deposits plus other short-term borrowings from core customers, increased 6% compared to year end 2020. Deposit growth was 6% during the past twelve months, as noninterest-bearing deposits experienced growth of 14% and interest-bearing deposits grew 2% reflecting the impact of the PPP program and the growth in transaction relationships, while time deposits declined $366.8 million. Liquidity continues to remain strong due to the availability of borrowing lines with the FHLB and the Federal Reserve Bank and the size and composition of the investment portfolio.

Stockholders’ equity at December 31, 2021 increased 3% to $1.5 billion, compared to December 31, 2020. Tangible common equity increased to 9.21% of tangible assets at December 31, 2021, compared to 8.61% at December 31, 2020 as a result of 2021 earnings, net of the $107.3 million repurchase of common shares, and the decrease in tangible assets during the past year. At December 31, 2021, the Bank remained above all “well-capitalized” regulatory requirement levels. Book value per common share was $33.68 at December 31, 2021 compared to $31.24 at December 31, 2020. Tangible book value per common share was $24.90 at December 31, 2021, compared to $22.68 at December 31, 2020.

Net income for the year ended December 31, 2021 was $235.1 million, compared to $97.0 million for the year ended December 31, 2020. The results from 2021 included the positive effect from the credits to the provision for credit losses as forecasted economic metrics continued to improve throughout the year. The fourth quarter of 2021 experienced significant growth in the commercial loan portfolio and resulted in a provision being recorded during the quarter compared to a credit to the provision for the previous three quarters of 2021.
Net interest income increased 17% to $424.5 million compared to $363.2 million in 2020. The income generated by the PPP program, net of its associated funding costs, contributed a net of $25.7 million to the growth in net interest income year-over-year. The net interest margin improved to 3.56% for the ended December 31, 2021, compared to 3.35% for the prior year. Excluding the net $4.1 million impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for the current year would have been 3.52% compared to 3.23% for the prior year.

Non-interest income decreased 1% to $102.1 million for 2021, compared to $102.7 million for 2020. During the current year, income from mortgage banking activities decreased as mortgage loan originations declined in response to the rise in residential lending rates. Wealth management income increased $6.3 million, driven by the growth in the assets under management and the client base. In addition, service charge income, bankcard fees, loan prepayment fees and other non-interest income also experienced double digit growth from the prior year.

Non-interest expense increased 2% to $260.5 million for 2021, compared to $255.8 million for 2020. The current year's growth included $9.1 million in prepayment penalties from the early redemption of FHLB advances compared to $5.9 million for 2020. The prior year also included $25.2 million in merger and acquisition expense. Excluding the impact of these items results in a year-over-year growth rate in non-interest expense of 12%. This growth was driven by a combination of operational and compensation costs associated with the 2020 acquisitions, staffing increases, and incentive compensation associated with volume-based and performance benchmarks, in addition to increases in professional fees and services associated with certain strategic initiatives, intangible asset amortization, marketing and outside data services cost.

Selected Financial Data

Consolidated Summary of Financial Results (Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Results of Operations:
Tax-equivalent interest income	$453,987	$427,688	$352,615	$328,797	$202,258
Interest expense	25,766	60,401	82,561	63,637	26,031
Tax-equivalent net interest income	428,221	367,287	270,054	265,160	176,227
Tax-equivalent adjustment	3,703	4,128	4,746	4,715	7,459
Provision/ (credit) for credit losses	(45,556)	85,669	4,684	9,023	2,977
Net interest income after provision for credit losses	470,074	277,490	260,624	251,422	165,791
Non-interest income	102,055	102,716	71,322	61,049	51,243
Non-interest expense	260,470	255,782	179,085	179,783	129,099
Income before taxes	311,659	124,424	152,681	132,688	87,935
Income tax expense	76,552	27,471	36,428	31,824	34,726
Net income	235,107	96,953	116,433	100,864	53,209

Net income attributable to common shareholders	$233,599	$96,170	$115,671	$100,285	$52,748

Per Share Data:
Net income - basic per common share	$5.00	$2.19	$3.25	$2.82	$2.20
Net income - diluted per common share	$4.98	$2.18	$3.25	$2.82	$2.20
Dividends declared per share	$1.28	$1.20	$1.18	$1.10	$1.04
Book value per common share	$33.68	$31.24	$32.40	$30.06	$23.50
Tangible book value per common share - Non-GAAP (1)	$24.90	$22.68	$22.25	$20.01	$19.90
Dividends declared to diluted net income per common share	25.70%	55.05%	36.31%	39.01%	47.27%

Period End Balances:
Assets	$12,590,726	$12,798,429	$8,629,002	$8,243,272	$5,446,675
Investment securities	1,507,062	1,413,781	1,125,136	1,010,724	775,025
Loans	9,967,091	10,400,509	6,705,232	6,571,634	4,314,248
Deposits	10,624,731	10,033,069	6,440,319	5,914,880	3,963,662
Borrowings	313,798	1,149,320	936,788	1,213,465	885,192
Stockholders’ equity	1,519,679	1,469,955	1,132,974	1,067,903	563,816

Average Balances:
Assets	$12,818,202	$11,775,096	$8,367,139	$7,965,514	$5,239,920
Investment securities	1,457,483	1,350,483	979,757	1,018,016	813,601
Loans	10,034,866	9,317,493	6,569,069	6,225,498	4,097,988
Deposits	10,663,823	8,982,623	6,266,757	5,689,601	3,849,186
Borrowings	478,398	1,279,481	861,926	1,190,930	798,733
Stockholders’ equity	1,518,607	1,339,491	1,108,310	1,024,795	550,926

Performance Ratios:
Return on average assets	1.83%	0.82%	1.39%	1.27%	1.02%
Return on average common equity	15.48	7.24	10.51	9.84	9.66
Return on average tangible common equity - Non-GAAP (1)	21.01	10.25	15.33	14.66	11.35
Yield on average interest-earning assets	3.77	3.90	4.58	4.47	4.08
Rate on average interest-bearing liabilities	0.35	0.82	1.56	1.24	0.77
Net interest spread	3.42	3.08	3.02	3.23	3.31
Net interest margin	3.56	3.35	3.51	3.60	3.55
Efficiency ratio – GAAP (2)	49.47	54.90	53.20	55.92	58.68
Efficiency ratio – Non-GAAP (2)	46.17	46.53	51.52	50.87	54.59

Capital Ratios:
Tier 1 leverage	9.26%	8.92%	9.70%	9.50%	9.24%
Common equity tier 1 capital to risk-weighted assets	11.91	10.58	11.06	10.90	10.84
Tier 1 capital to risk-weighted assets	11.91	10.58	11.21	11.06	10.84
Total regulatory capital to risk-weighted assets	14.59	13.93	14.85	12.26	11.85
Tangible common equity to tangible assets - Non-GAAP (1)	9.21	8.61	9.40	9.02	8.91
Average equity to average assets	11.85	11.38	13.25	12.87	10.51

Credit Quality Ratios:
Allowance for credit losses to total loans	1.10%	1.59%	0.84%	0.81%	1.05%
Non-performing loans to total loans	0.49	1.11	0.62	0.55	0.68
Non-performing assets to total assets	0.40	0.91	0.50	0.46	0.58
Net charge-offs to average loans	0.11	0.01	0.03	0.01	0.04
(1)See the discussion of tangible common equity in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Tangible Common Equity.”
(2)See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Non-GAAP Financial Measures.”

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
•Accounting for income taxes;

Allowance for Credit Losses
The allowance for credit losses (“ACL”) represents management's judgement of an estimated amount of lifetime expected losses that may be incurred on outstanding loans at the balance sheet date. This estimate is based on the risk characteristics of each segment of the loan portfolio, historical losses and defaults, an expectation of supportable future economic conditions and payment performance of the Company’s borrowers. The Company’s methodology for estimating the allowance includes a collective quantified reserve, a collective qualitative reserve and individual allowances on specific credits. Loans are pooled into segments based on similar characteristics of borrowers, collateral types, types of associated industries and business purposes of the loans. Accordingly, the determination of the appropriateness of the allowance is complex and applies significant and highly subjective estimates. The use of significant judgement and the estimates of expected lifetime losses in the loan portfolio may vary significantly from actual amounts incurred. While management utilizes available applicable data to recognize expected losses, based on changes in the behavior of the portfolio in response to interest rates and economic conditions, the composition of the loan portfolio and the financial condition of the respective borrowers, future additions to the allowance may be necessary. The reasonableness of the allowance and the underlying methodology applied to determine the estimate is reviewed periodically by the Risk Committee of the board of directors and formally approved quarterly by the same committee of the board.

Further details regarding the methodologies applied to estimate the various components of the allowance are provided in Note 1 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Information regarding the management of credit risk and changes in the allowance for credit losses during the period is provided in those sections of Management’s Discussion and Analysis beginning on page 55.

Goodwill and Other Intangible Asset Impairment
Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company assesses qualitative factors on a quarterly basis. Based on the assessment of these qualitative factors, if it is determined that it is more likely than not that the fair value of a reporting unit is not less than the carrying value, then performing the impairment process is not necessary. However, if it is determined that it is more likely than not that the carrying value exceeds the fair value a quantified analysis is required to determine whether an impairment exists. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity. The Company has applied this accounting guidance with respect to its Community Banking, Investment Management and Insurance segments.

Annually, the Company performs an impairment test of goodwill as of October 1 of each year. During the year, any triggering event that occurs may affect goodwill and could require an impairment assessment. Based upon the lack of triggering events the Company concluded in its annual impairment test of goodwill and other intangible assets that no impairment has occurred on October 1 nor December 31.

Other intangible assets have finite lives and are reviewed for impairment annually. These assets are amortized over their estimated useful lives on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 15 years. Intangible assets are reviewed or analyzed periodically to determine if it appears that their value has diminished beyond the value in the financial statements. The review or analysis of the intangible assets did not indicate that any impairment has occurred during 2021.

Refer to Note 1 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more details on the Company’s accounting policy for Goodwill and Other Intangible Assets.

Accounting for Income Taxes
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

Refer to Note 1 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more details on the Company’s accounting policy for Income Taxes.

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

Net Interest Income
The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For purposes of this discussion and analysis, the interest earned on tax-advantaged loans and tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income. The following discussion of net interest income should be considered in conjunction with the impact of the acquisition of Revere in the second quarter of 2020 and a review of the information provided in the table that provides yields and rates on average balances.

2021 vs. 2020
Net interest income for 2021 was $424.5 million, compared to $363.2 million for 2020, a 17% increase. This $61.4 million increase was driven by a 13% increase in interest income from the commercial loan portfolio growth and the 57% decrease in interest expense during the current year. During the year, average interest-earning assets grew 10% while interest-bearing liabilities remained stable, as the 14% increase in lower rate average interest-bearing deposits was offset by the 63% reduction in more expensive borrowings. Excess liquidity resulting from deposit growth and PPP loan forgiveness was used to reduce borrowings as well as fund loan growth. On a tax-equivalent basis, net interest income for 2021 was $428.2 million, compared to $367.3 million for 2020. The drivers of the positive effects on net interest income were partially mitigated by a decrease in interest income from the investment securities and mortgage and consumer loan portfolios. The PPP program, net of its funding cost, contributed $44.7 million to the growth in net interest income during the current year compared to $19.0 million in the prior year. An analysis of the net interest income performance is presented in the following tables.

For the current year, the net interest margin improved to 3.56%, compared to 3.35% for the prior year. Excluding the net impact of the $4.1 million in amortization of the fair value marks derived from acquisitions, the net interest margin for the current year would have been 3.52%. The net interest margin for 2020, excluding the amortization of fair value marks, would have been 3.23%.

2020 vs. 2019
Net interest income for 2020 was $363.2 million, compared to $265.3 million for 2019, a 37% increase. On a tax-equivalent basis, net interest income for 2020 was $367.3 million, compared to $270.1 million for 2019. The growth in net interest income during 2020 from 2019 primarily reflected the effects of the Revere Bank acquisition. This growth was tempered by the impact of the 68 basis point decrease in the yield on interest-earning assets, which grew 42% during the period, as this impact was partially offset by the positive effect of the 74 basis point decline in the rate paid on interest-bearing liabilities, which grew 39%. Overall, the net interest margin decreased to 3.35% for 2020 compared to 3.51% for 2019.

Excluding the $12.7 million net impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for 2020 would have been 3.23%. The amortization of the fair value marks recognized during 2020 included a benefit realized from the accelerated amortization of the $5.9 million purchase premium on acquired FHLB advances as a result of the prepayment of those borrowings. The net interest margin for 2019, excluding the fair value marks, would have been 3.46%. For the year ended December 31, 2020, the income generated by the PPP program, net of its associated funding costs, was $19.0 million. For the year ended December 31, 2019, net interest income included $1.8 million in recovered interest income on acquired credit impaired loans.

Consolidated Average Balances, Yields and Rates

	Year Ended December 31,
	2021			2020			2019
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)
Assets
Commercial investor real estate loans	$3,689,769	$152,977	4.15%	$3,210,527	$142,105	4.43%	$2,000,571	$99,410	4.97%
Commercial owner-occupied real estate loans	1,661,015	76,463	4.60	1,560,223	73,655	4.72	1,239,289	60,581	4.89
Commercial AD&C loans	1,110,420	44,460	4.00	906,414	40,262	4.44	677,536	39,241	5.79
Commercial business loans	1,952,537	94,391	4.83	1,781,197	69,633	3.91	772,052	41,300	5.35
Total commercial loans	8,413,741	368,291	4.38	7,458,361	325,655	4.37	4,689,448	240,532	5.13
Residential mortgage loans	979,754	33,874	3.46	1,168,668	43,001	3.68	1,214,625	46,438	3.82
Residential construction loans	178,171	6,127	3.44	165,567	6,683	4.04	168,797	7,232	4.28
Consumer loans	463,200	16,689	3.60	524,897	20,356	3.88	496,199	24,391	4.92
Total residential and consumer loans	1,621,125	56,690	3.50	1,859,132	70,040	3.77	1,879,621	78,061	4.15
Total loans (3)	10,034,866	424,981	4.24	9,317,493	395,695	4.25	6,569,069	318,593	4.85
Loans held for sale	57,016	1,736	3.05	52,893	1,686	3.19	41,905	1,607	3.84
Taxable securities	1,017,268	16,118	1.58	1,106,315	22,482	2.03	768,521	22,873	2.98
Tax-advantaged securities	440,215	10,426	2.37	244,168	7,378	3.02	211,236	7,403	3.50
Total investment securities (4)	1,457,483	26,544	1.82	1,350,483	29,860	2.21	979,757	30,276	3.09
Interest-bearing deposits with banks	500,400	725	0.14	246,155	446	0.18	108,534	2,129	1.96
Federal funds sold	570	1	0.12	403	1	0.28	572	10	1.76
Total interest-earning assets	12,050,335	453,987	3.77	10,967,427	427,688	3.90	7,699,837	352,615	4.58

Less: allowance for credit losses	(130,437)			(128,793)			(53,746)
Cash and due from banks	95,620			122,826			65,181
Premises and equipment, net	57,198			59,031			60,595
Other assets	745,486			754,605			595,272
Total assets	$12,818,202			$11,775,096			$8,367,139

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$1,420,249	911	0.06%	$1,062,474	1,812	0.17%	$750,606	1,990	0.27%
Regular savings deposits	482,331	235	0.05	374,196	269	0.07	329,158	415	0.13
Money market savings deposits	3,453,764	4,871	0.14	2,741,230	12,424	0.45	1,751,989	25,437	1.45
Time deposits	1,579,230	9,005	0.57	1,924,429	27,146	1.41	1,604,996	33,839	2.11
Total interest-bearing deposits	6,935,574	15,022	0.22	6,102,329	41,651	0.68	4,436,749	61,681	1.39
Federal funds purchased	15,154	13	0.08	367,240	1,515	0.41	18,018	440	2.44
Repurchase agreements	143,734	169	0.12	142,283	450	0.32	134,070	721	0.54
Advances from FHLB	111,311	2,649	2.38	545,652	6,593	1.21	645,587	16,578	2.57
Subordinated debentures	208,199	7,913	3.80	224,306	10,192	4.54	64,251	3,141	4.89
Total borrowings	478,398	10,744	2.25	1,279,481	18,750	1.47	861,926	20,880	2.42
Total interest-bearing liabilities	7,413,972	25,766	0.35	7,381,810	60,401	0.82	5,298,675	82,561	1.56

Noninterest-bearing demand deposits	3,728,249			2,880,294			1,830,008
Other liabilities	157,374			173,501			130,146
Stockholders' equity	1,518,607			1,339,491			1,108,310
Total liabilities and stockholders' equity	$12,818,202			$11,775,096			$8,367,139

Tax equivalent net interest income and spread		$428,221	3.42%		$367,287	3.08%		$270,054	3.02%
Less: tax-equivalent adjustment		3,703			4,128			4,746
Net interest income		$424,518			$363,159			$265,308

Interest income/earning assets			3.77%			3.90%			4.58%
Interest expense/earning assets			0.21%			0.55%			1.07%
Net interest margin			3.56%			3.35%			3.51%

(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.64% for 2021, and 25.54% for both 2020 and 2019. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $3.7 million, $4.1 million and $4.7 million in 2021, 2020 and 2019, respectively.
(2)The calculation of the respective yield or rate for each asset or liability category is based on the underlying interest accrual methodology for the individual products in accordance with their contractual terms.
(3)Non-accrual loans are included in the average balances.
(4)Available-for-sale investments are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net tax-equivalent interest income:

	2021 vs. 2020			2020 vs. 2019
	Increase or (Decrease)	Due to Change in Average*:		Increase or (Decrease)	Due to Change in Average*:
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$10,872	$20,269	$(9,397)	$42,695	$54,510	$(11,815)
Commercial owner-occupied real estate loans	2,808	4,702	(1,894)	13,074	15,242	(2,168)
Commercial AD&C loans	4,198	8,453	(4,255)	1,021	11,428	(10,407)
Commercial business loans	24,758	7,184	17,574	28,333	41,933	(13,600)
Residential mortgage loans	(9,127)	(6,663)	(2,464)	(3,437)	(1,746)	(1,691)
Residential construction loans	(556)	485	(1,041)	(549)	(135)	(414)
Consumer loans	(3,667)	(2,272)	(1,395)	(4,035)	1,350	(5,385)
Loans held for sale	50	130	(80)	79	379	(300)
Taxable securities	(6,364)	(1,695)	(4,669)	(391)	8,236	(8,627)
Tax-exempt securities	3,048	4,907	(1,859)	(25)	1,066	(1,091)
Interest-bearing deposits with banks	279	392	(113)	(1,683)	1,260	(2,943)
Federal funds sold	—	—	—	(9)	(2)	(7)
Total tax-equivalent interest income	26,299	35,892	(9,593)	75,073	133,521	(58,448)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(901)	492	(1,393)	(178)	700	(878)
Regular savings deposits	(34)	58	(92)	(146)	58	(204)
Money market savings deposits	(7,553)	2,587	(10,140)	(13,013)	9,915	(22,928)
Time deposits	(18,141)	(4,198)	(13,943)	(6,693)	5,916	(12,609)
Federal funds purchased	(1,502)	(828)	(674)	1,075	1,732	(657)
Repurchase agreements	(281)	5	(286)	(271)	42	(313)
Advances from FHLB	(3,944)	(7,546)	3,602	(9,985)	(2,261)	(7,724)
Subordinated debentures	(2,279)	(697)	(1,582)	7,051	7,291	(240)
Total interest expense	(34,635)	(10,127)	(24,508)	(22,160)	23,393	(45,553)
Tax-equivalent net interest income	$60,934	$46,019	$14,915	$97,233	$110,128	$(12,895)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
2021 vs. 2020
The Company's total tax-equivalent interest income increased 6% during 2021 compared to the prior year due to a combined product of the full year's impact of the Revere acquisition completed in the second quarter of 2020, loan fees from the participation in the PPP program and the growth in the non-PPP commercial loan portfolios. The overall positive impact of these items on interest income was partially mitigated by a decline of 19% in interest income on the residential and consumer loan portfolio and an 11% decline in interest income on investment securities. Year-over-year, the average yield on the loan portfolio decreased by one basis point while the average yield on the investment securities decreased 39 basis points. Despite the declining average yields in 2021 on the majority of interest-earning assets, the positive impact from the $44.7 million in interest and fees received on PPP loans during 2021 contributed significantly to minimize the decline in the overall yield on the loan portfolio and softened the impact of the interest rate declines in the market on the total yield on interest-earning assets during 2021 compared to 2020. During 2021, total average balances of consumer loans and residential mortgage loans decreased, both reflecting the impact of the loan refinance and origination activity during the current year. The vast majority of mortgage loans originated during the year were sold in the secondary market while customers took advantage of the opportunity to eliminate their home equity lines and loans by including those balances in their refinanced mortgages. For the year ended December 31, 2021, the fair value amortization from the Revere acquisition reduced interest income $1.8 million compared to $0.6 million for the previous year.

2020 vs. 2019
The Company's total tax-equivalent interest income increased 21% during 2020, compared to 2019 driven by the Revere acquisition in the second quarter of 2020, as average loans and investments grew 42% and 38%, respectively. The average yield on loans decreased 60 basis points, while the average yield on investments decreased 88 basis points, both driven by the low interest rate environment that prevailed during 2020, a resultant effect of the pandemic. The increase in the average loan balances was the result of growth of the commercial loan portfolio. Consumer loans increased modestly while mortgage loans decreased, both reflecting the impact of the loan refinance and origination activity during 2020. The majority of mortgage loans originated during 2020 were sold in the secondary market. In addition, the Company's participation in the PPP program resulted in interest income of $20.1 million for the year ended December 31, 2020. Interest income for the year ended December 31, 2019, included $1.8 million in recovered interest income on acquired credit impaired loans.

Interest Expense
2021 vs. 2020
Interest expense decreased by $34.6 million or 57% in 2021 compared to 2020. The decrease in interest expense was driven by declining interest rates during the current year, in addition to the 63% reduction in average borrowings during the year. The decline in interest rates during 2021 compared to the prior year resulted in a 31 basis point decline in the average rate paid on money market accounts and an 84 basis point decline in the average rate paid on time deposits, while the average rate paid on borrowings rose 78 basis points. The combination of large average balance decreases in time deposits at lower average rates and borrowings at higher average rates provided an additional benefit to the overall rate decline in interest-bearing liabilities even as average money market, savings and demand deposit balances experienced significant growth. The increase in lower cost funding sources as average interest-bearing demand deposits increased 34% and regular savings deposits increased 29% during the year, contributed to a reduction in interest expense from the prior year. During the year, average noninterest-bearing deposits increased 29%, primarily from the funding provided to customers under the second round of the PPP program, which benefited the Company's overall funding costs and net interest margin. For the year ended December 31, 2021, the fair value amortization from the Revere acquisition reduced interest expense by $6.0 million compared to $13.3 million for the previous year.

2020 vs. 2019
Interest expense decreased by $22.2 million or 27% in 2020 compared to 2019. The decrease in interest expense was driven by declining interest rates during the year partially offset by the 39% increase in average interest-bearing liabilities resulting from the Revere acquisition. The significant decline in interest rates during 2020 resulted in a 100 basis point decline in the average rate paid on money market accounts while the average rate paid on time deposits decreased 70 basis points and the average rate paid on borrowings fell 95 basis points compared to 2019. For the year ended December 31, 2020, the Company's interest expense incurred for the use of Paycheck Protection Program Liquidity Facility ("PPPLF") as a result of its participation in the PPP program was $1.1 million. During 2020, average noninterest-bearing deposits increased 57% compared to 2019. The funding provided to customers under the PPP program contributed to the increase in noninterest-bearing deposits, which benefited the Company's overall funding costs and net interest margin.

Interest Rate Performance
2021 vs. 2020
The Company’s net interest margin increased to 3.56% for 2021 compared to 3.35% for 2020, while the net interest spread increased to 3.42% in 2021 compared to 3.08% in 2020. The increase in the spread was the result of the decrease in the rates paid on interest-bearing liabilities exceeding the decrease in the yields earned on interest-earning assets. The increase in the net interest margin from the prior year is the result of the decline in the rate paid on interest-bearing liabilities of 47 basis points exceeding the 13 basis point decline in the yield on interest-earning assets. Growth in both the average interest-earning assets and average interest-bearing liabilities mainly as a result of the PPP program, the reduction of borrowings and higher cost deposit products, in combination with yield and rate declines, resulted in interest expense decreasing 57% while tax-equivalent interest income increased 6% during the year. Excluding the impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for the current year would have been 3.52% compared to 3.23% for 2020.

2020 vs. 2019
The Company’s net interest margin decreased to 3.35% for 2020 compared to 3.51% for 2019 while the net interest spread increased to 3.08% in 2020 compared to 3.02% in 2019. The increase in the spread was the result of the decrease in the rates paid on interest-bearing liabilities exceeding the decrease in the yields earned on interest-earning assets. The decrease in the net interest margin in 2020 from 2019 is the result of the impact of the declining interest rate environment as the yield on interest-earning assets decreased 68 basis points while being partially offset by the 74 basis point decrease in the rate paid on interest-bearing liabilities. The growth of both interest-earning assets and interest-bearing liabilities as a result of the Revere acquisition, in combination with yield and rate declines, resulted in interest expense decreasing 27% while tax-equivalent interest income increased 21% during 2020. However, as a result of interest-earning asset growth exceeding the growth in interest-bearing liabilities, the declines in yields/rates resulted in the overall compression of the net interest margin in 2020. Excluding the impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for 2020 would have been 3.23% compared to 3.46% for 2019.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the years indicated:

				2021/2020	2021/2020	2020/2019	2020/2019
(Dollars in thousands)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Investment securities gains	$212	$467	$77	$(255)	(54.6)%	$390	506.5%
Service charges on deposit accounts	8,241	7,066	9,692	1,175	16.6	(2,626)	(27.1)
Mortgage banking activities	24,509	40,058	14,711	(15,549)	(38.8)	25,347	172.3
Wealth management income	36,841	30,570	22,669	6,271	20.5	7,901	34.9
Insurance agency commissions	7,017	6,795	6,612	222	3.3	183	2.8
Income from bank owned life insurance	3,022	2,867	3,165	155	5.4	(298)	(9.4)
Bank card fees	6,896	5,672	5,616	1,224	21.6	56	1.0
Letter of credit fees	910	710	389	200	28.2	321	82.5
Extension fees	811	1,967	1,287	(1,156)	(58.8)	680	52.8
Prepayment penalty fees	3,216	961	404	2,255	234.7	557	137.9
Other income	10,380	5,583	6,700	4,797	85.9	(1,117)	(16.7)
Total non-interest income	$102,055	$102,716	$71,322	$(661)	(0.6)	$31,394	44.0

2021 vs. 2020
Total non-interest income decreased 1% to $102.1 million for 2021, compared to $102.7 million for 2020. During the current year, increases in wealth management income, bank card fees and service charge income, and prepayment penalty fees, along with an increase other non-interest income, mitigated the impact of the decrease in income in mortgage banking activities.

Wealth management income is comprised of income from trust and estate services provided by the Bank and investment management fees earned by West Financial and RPJ, the Company’s investment management subsidiaries. Wealth management income grew 21% during 2021 from 2020. The growth in income was driven directly by the $927 million year-over-year growth in assets under management. Investment management fees from West Financial and RPJ increased 25% and trust services fees, primarily recurring fiduciary and trust management fees, increased 13% compared to the prior year. Overall, total assets under management by trust and wealth management grew to $6.1 billion at December 31, 2021 compared to $5.2 billion at December 31, 2020. Service charges on deposits increased 17% in 2021 compared to the prior year, which reflected the impact of 2020's temporary suspension of certain service fees as well as lower transaction volume, both a resulting reaction to the pandemic. Insurance agency commissions for the year ended December 31, 2021 grew 3% compared to the prior year as a result of increased commercial and physician's professional liability insurance commission income. The Company invests in bank-owned life insurance ("BOLI") products in order to manage the cost of employee benefit plans. Income from BOLI increased 5% in 2021 compared to the prior year primarily as a result of the increase in BOLI investments, a result of the new policies added during the year and from the Revere acquisition. At December 31, 2021, the total carrying amount of BOLI increased to $147.5 million as compared to $126.9 million at December 31, 2020. These policies are diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets declined to 2.91% for 2021 compared to 3.09% for the prior year due to the declining interest rate environment during the current year. Bank card fees grew 22% compared to the prior year as a result of increased transaction volume. The combination of credit-related fees increased $1.3 million year-over-year, driven by prepayment penalty fees associated with commercial loans. Other non-interest income also grew 86% compared to the prior year primarily as the result of the combination of the full payoff of a purchased credit deteriorated loan, credit related fees and activity-based contractual vendor incentives.

2020 vs. 2019
Total non-interest income increased 44% to $102.7 million for 2020, compared to $71.3 million for 2019. The year ended December 31, 2020, included gains on sales of investment securities of $0.5 million compared to $0.1 million in 2019. Additionally, non-interest income in 2019 included life insurance mortality proceeds of $0.6 million. The increase in non-interest income was driven by increases in income from mortgage banking activities, wealth management income and credit-related fees from customers. The combined increases of these activities more than exceeded the decline in deposit services fees.

Service charges on deposits increased 27% in 2020 compared to 2019 due to a decline in consumer activity and the Company's decision to temporarily waive certain transaction fees to ease the burden of the pandemic on customers. Wealth management income grew 35% during 2020 from 2019 driven primarily by the first quarter 2020 acquisition of RPJ. Trust services fees increased 3% compared to 2019, due to an increase in recurring fiduciary and trust management fees. Investment management fees from West Financial and RPJ increased 73% during 2020 compared to 2019. Overall total assets under management by trust and wealth management grew to $5.2 billion at December 31, 2020 compared to $3.3 billion at December 31, 2019. Insurance agency commissions for the year ended December 31, 2020 grew 3% compared to 2019 due to increased contingent income and growth in physician's professional liability insurance. Income from BOLI decreased 9% in 2020 compared to 2019 primarily as a result of the lack of mortality proceeds in 2020 compared to the $0.6 million in proceeds that were received in 2019. At December 31, 2020, the total carrying amount of BOLI investments increased to $126.9 million as compared to $113.2 million at December 31, 2019 as a result of the addition of policies held by Revere. The average tax-equivalent yield on these insurance contract assets declined to 3.09% for 2020 compared to 3.80% for 2019 due to the declining interest rate environment during 2020. Bank card fees remained level from 2019 due to diminished activity related to the impact of the pandemic. Credit related fees and other non-interest income comprised of commercial loan portfolio sourced fees and miscellaneous income increased 5% during 2020 compared to 2019 primarily as a result of fees related to the commercial portfolio.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2021/2020	2021/2020	2020/2019	2020/2019
(Dollars in thousands)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$155,830	$134,471	$103,950	$21,359	15.9%	$30,521	29.4%
Occupancy expense of premises	22,405	21,383	19,470	1,022	4.8	1,913	9.8
Equipment expenses	12,883	12,224	10,720	659	5.4	1,504	14.0
Marketing	4,730	4,281	4,456	449	10.5	(175)	(3.9)
Outside data services	8,983	8,759	7,567	224	2.6	1,192	15.8
FDIC insurance	4,294	4,727	2,260	(433)	(9.2)	2,467	109.2
Amortization of intangible assets	6,600	6,221	1,946	379	6.1	4,275	219.7
Merger and acquisition expense	45	25,174	1,312	(25,129)	(99.8)	23,862	1,818.8
Professional fees and services	10,308	7,939	6,978	2,369	29.8	961	13.8
Postage and delivery	1,906	1,624	1,502	282	17.4	122	8.1
Communications	2,508	2,729	2,414	(221)	(8.1)	315	13.0
Loss on FHLB redemption	9,117	5,928	—	3,189	53.8	5,928	—
Other expenses	20,861	20,322	16,510	539	2.7	3,812	23.1
Total non-interest expense	$260,470	$255,782	$179,085	$4,688	1.8	$76,697	42.8

2021 vs. 2020
Non-interest expenses increased $4.7 million to $260.5 million in 2021 compared to $255.8 million in 2020. The current year included $9.1 million in prepayment penalties on FHLB borrowings compared to $5.9 million in prepayment penalties in the prior year. The prior year also included $25.2 million in merger and acquisition expense. Excluding the impact of these items resulted in a year-over-year growth rate in non-interest expense of 12%. This growth was driven by a combination of a full year's operational and compensation costs associated with the prior year acquisitions, staffing increases, and incentive compensation, in addition to increases in professional fees and services associated with certain strategic initiatives, intangible asset amortization, marketing and outside data services cost.
Salaries and employee benefits, the largest component of non-interest expenses, increased 16% in 2021 compared to the prior year, primarily in response to increased compensation costs associated with performance and production benchmarks, in addition to an increase in operational resulting from a full year of costs associated with the 2020 acquisitions and general staffing increases. The average number of full-time equivalent employees increased to 1,155 in 2021 compared to 1,080 for 2020. Benefit expense increased 26% during the current year due to a combination of increases in health insurance, pension cost, 401(k) plan contribution expense, stock compensation expense and FICA taxes as a result of the increased compensation expense.

Both occupancy and equipment expenses increased in 2021 compared to 2020, primarily due to increased depreciation expense driven by a full year's depreciation expense on the post-acquisition retained facilities, the closure of legacy branch facilities and increased software amortization. Marketing expense for 2021 increased by 10% compared to 2020 as a result of increased advertising initiatives during the current year. Outside data services expense increased 3% in 2021 compared to 2020 due to the increased cost of contractual services with volume-based components. FDIC insurance expense decreased 9% in 2021 compared to 2020 as a result of a reduction in the risk factors applied by the regulatory agency in the determination of the Company's premium. Amortization of intangibles increased from the prior year as a result of the inclusion of a full year's amortization of the various intangible assets recognized as part of the RPJ and Revere acquisitions. The 30% increase in professional fees and services is directly associated with the Company's strategic investments in technology for greater efficiency and data management. The loss on the redemption of the FHLB advances was the result of the early prepayment.

2020 vs. 2019
Non-interest expenses increased $76.7 million to $255.8 million in 2020 compared to $179.1 million in 2019. The operational impact of the Revere and RPJ acquisitions was included in 2020, in addition to $25.2 million in merger and acquisition expense compared to $1.9 million for 2019, and the $5.9 million loss on early redemption of acquired FHLB advances. The loss on the redemption was offset by the accelerated amortization of the purchase premium on the acquired FHLB advances, which is included in net interest income. Excluding merger and acquisition expense and the loss on the FHLB redemption, non-interest expense rose 26%, primarily as a result operational costs associated with the Revere acquisition.

Salaries and employee benefits, the largest component of non-interest expenses, increased 29% in 2020 due principally to increased salary expense derived from the two acquisitions, commissions associated with the significant level of mortgage loan originations and incentive payments based on the achievement of volume or revenue targets. The average number of full-time equivalent employees increased to 1,080 in 2020 compared to 913 for 2019. Benefit expense increased 19% during 2020 due to an increase in the matching contribution expense for the employee 401(k) plan and FICA taxes on salaries, both as a result of the increased number of employees during 2020, in addition to increases in various other employee benefit programs.

Both occupancy and equipment expenses increased in 2020 compared to 2019, primarily due to an increase in rental and depreciation expense driven by the additional facilities from the Revere and RPJ acquisitions. This increase was net of the impact of the Company's consolidation of six redundant branches during the second half of 2020 as a result of the Revere acquisition. Equipment expenses also increased in 2020 compared to 2019, due to an increase in software costs. Marketing expense for 2020 decreased by 4% compared to 2019 as a result of decreased advertising initiatives. Outside data services expense increased 16% in 2020 compared to 2019 due to the increased cost of contractual services with volume-based components, in addition to the necessity of maintaining both the Company's and Revere's data systems for a portion of 2020 until the systems were fully integrated. FDIC insurance expense increased 109% in 2020 compared to 2019 as the result of the assessment credit received during 2019 due to the industry deposit insurance fund reaching a stipulated benchmark level. Merger and acquisition expense associated with the Revere acquisition totaled $25.2 million in 2020 compared to merger and acquisition expense of $1.9 million in 2019. Amortization of intangible assets increased in 2020 from 2019 as a result of the increase in the various intangible assets recognized as part of the Revere and RPJ acquisitions. The loss on the redemption of the FHLB advances was the result of the prepayment of the acquired advances. This loss was offset by the accelerated amortization of the $5.9 million purchase premium associated with those acquired advances and was is included in net interest income. The remaining other non-interest expenses increased in 2020 compared to 2019, primarily driven by the reserve for lending commitments, processing costs and legacy branch closing costs.

Income Taxes
The Company’s income tax expense in 2021 was $76.6 million, compared to $27.5 million in 2020 and $36.4 million in 2019. The resulting effective rates for each year were 24.6% for 2021, 22.1% for 2020 and 23.8% for 2019. The increase in the effective rate in 2021 was due to the 2020 application of a change in tax laws that expanded the time permitted to utilize previous net operating losses. The Company applied this change in the prior year to utilize the net operating losses acquired as part of the 2018 WashingtonFirst acquisition to realize a tax benefit of $1.8 million.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger and acquisition expense, the amortization of intangible assets, and other non-recurring expenses, such as early prepayment penalties on FHLB advances. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes realized investment securities gains and losses, which may vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio was 49.47% in 2021 compared to 54.90% for the prior year. This improvement in the efficiency ratio is the result of the 13% growth in revenues exceeding the 2% growth in non-interest expense during the current year. The non-GAAP efficiency ratio improved to 46.17% in 2021, compared to 46.53% in the prior year, as a result of the 13% growth in non-GAAP revenue exceeding the 12% growth in non-GAAP non-interest expense.

The Company has also presented core earnings, core earnings per diluted share, core return on average assets and core return on average tangible common equity in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year-over-year. Core earnings reflect net income exclusive of the provision/(credit) for credit losses, provision/(credit) for credit losses on unfunded loan commitments, merger and acquisition expense, amortization of intangible assets, loss on FHLB redemptions and investment securities gains, in each case net of tax. Average tangible common equity represents average stockholders’ equity adjusted for average goodwill and average intangible assets, net.

Reconciliation of Non-GAAP Financial Measures

	Year ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Efficiency ratio (GAAP):
Non-interest expense	$260,470	$255,782	$179,085	$179,783	$129,099

Net interest income plus non-interest income	$526,573	$465,875	$336,630	$321,494	$220,011

Efficiency ratio (GAAP)	49.47%	54.90%	53.20%	55.92%	58.68%

Efficiency ratio (non-GAAP):
Non-interest expense	$260,470	$255,782	$179,085	$179,783	$129,099
Less non-GAAP adjustments:
Amortization of intangible assets	6,600	6,221	1,946	2,162	101
Loss on FHLB redemption	9,117	5,928	—	—	1,275
Merger and acquisition expense	45	25,174	1,312	11,766	4,252
Non-interest expense - as adjusted	$244,708	$218,459	$175,827	$165,855	$123,471

Net interest income plus non-interest income	$526,573	$465,875	$336,630	$321,494	$220,011
Plus non-GAAP adjustment:
Tax-equivalent income	3,703	4,128	4,746	4,715	7,459
Less non-GAAP adjustments:
Investment securities gains	212	467	77	190	1,273
Net interest income plus non-interest income - as adjusted	$530,064	$469,536	$341,299	$326,019	$226,197

Efficiency ratio (non-GAAP)	46.17%	46.53%	51.52%	50.87%	54.59%

GAAP and Non-GAAP Performance Ratios

	Year ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Core earnings (non-GAAP):
Net income (GAAP)	$235,107	$96,953	$116,433	$100,864	$53,209
Plus/ (less) non-GAAP adjustments (net of tax):
Provision/ (credit) for credit losses (1)	(33,875)	63,789	3,460	6,665	1,800
Provision/ (credit) for credit losses on unfunded loan commitments (1)	(919)	1,173	—	—	—
Merger and acquisition expense (1)	33	18,745	969	8,692	2,570
Amortization of intangible assets (1)	4,908	4,632	1,438	1,597	61
Loss on FHLB redemption (1)	6,779	4,414	—	—	771
Investment securities gains (1)	(158)	(348)	(57)	(140)	(770)
Core earnings (non-GAAP)	$211,875	$189,358	$122,243	$117,678	$57,641

Core earnings per diluted common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	46,899,085	44,132,251	35,617,924	35,522,903	24,000,960

Earnings per diluted common share (GAAP)	$4.98	$2.18	$3.25	$2.82	$2.20
Core earnings per diluted common share (non-GAAP)	$4.52	$4.29	$3.43	$3.31	$2.40

Core return on average assets (non-GAAP):
Average assets (GAAP)	$12,818,202	$11,775,096	$8,367,139	$7,965,514	$5,239,920

Return on average assets (GAAP)	1.83%	0.82%	1.39%	1.27%	1.02%
Core return on average assets (non-GAAP)	1.65%	1.61%	1.46%	1.48%	1.10%

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,518,607	$1,339,491	$1,108,310	$1,024,795	$550,926
Average goodwill	(370,223)	(365,543)	(347,149)	(345,583)	(85,768)
Average other intangible assets, net	(29,403)	(28,357)	(8,873)	(10,946)	(633)
Average tangible common equity (non-GAAP)	$1,118,981	$945,591	$752,288	$668,266	$464,525

Return on average tangible common equity (non-GAAP)	21.01%	10.25%	15.33%	14.66%	11.35%
Core return on average tangible common equity (non-GAAP)	18.93%	20.03%	16.25%	17.61%	12.41%
(1)Tax adjustments have been adjusted using the combined marginal federal and state rate of 25.64% for 2021, 25.54% both 2020, 26.13% for both 2019 and 2018, and 39.55% for 2017.

FINANCIAL CONDITION
The Company’s total assets decreased 2% to $12.6 billion at December 31, 2021 compared to $12.8 billion at December 31, 2020. During the year, excess liquidity resulting from deposit growth and PPP loan forgiveness was used to reduce borrowings as well as fund the loan growth that occurred in the fourth quarter of the current year.

Total loans at December 31, 2021 were $10.0 billion compared to $10.4 billion at December 31, 2020. At year-end 2021, investment securities had increased 7% to $1.5 billion compared to year end 2020. At December 31, 2021, total deposits were $10.6 billion compared to $10.0 billion at the end of 2020, a 6% increase during the period. Total borrowings were $313.8 million at December 31, 2021 compared to $1.1 billion at December 31, 2020.

Loans
A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2021		2020		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Commercial real estate:
Commercial investor real estate	$4,141,346	41.5%	$3,634,720	34.9%	$506,626	13.9%
Commercial owner-occupied real estate	1,690,881	17.0	1,642,216	15.8	48,665	3.0
Commercial AD&C	1,088,094	10.9	1,050,973	10.1	37,121	3.5
Commercial business	1,481,834	14.9	2,267,548	21.8	(785,714)	(34.7)
Total commercial loans	8,402,155	84.3	8,595,457	82.6	(193,302)	(2.2)
Residential real estate:
Residential mortgage	937,570	9.4	1,105,179	10.6	(167,609)	(15.2)
Residential construction	197,652	2.0	182,619	1.8	15,033	8.2
Consumer	429,714	4.3	517,254	5.0	(87,540)	(16.9)
Total residential and consumer loans	1,564,936	15.7	1,805,052	17.4	(240,116)	(13.3)
Total loans	$9,967,091	100.0%	$10,400,509	100.0%	$(433,418)	(4.2)

Total loans declined by 4% to $10.0 billion at December 31, 2021, compared to $10.4 billion at December 31, 2020, driven by the reduction of $874.4 million in PPP loans. Excluding PPP loans, total loans at December 31, 2021 grew 5% to $9.8 billion as compared to $9.3 billion at December 31, 2020, as the commercial loan portfolio grew $681.1 million, while the residential mortgage and consumer loans declined $255.1 million due to run-off. The growth in the commercial portfolio, excluding PPP loans, occurred in all commercial portfolios led by the $506.6 million or 14% growth in the investor real estate commercial portfolio. The year-over-year decline in the mortgage loan portfolio resulted from the continuing sale of a majority of new mortgage loan production. In the second half of 2021, the Company generated $2.1 billion in new gross loan production of which $1.5 billion was funded, which more than offset $873.8 million in commercial loan run-off.

Loan Balances by Industry
Loan balances by industry for specific lending portfolios are presented in the following table:

	December 31, 2021
	Owner-Occupied Real Estate	Commercial Business
(Dollars in thousands)	Amount	Amount	Total Amount
Accommodation & Food Services	$98,383	$114,829	$213,212
Administrative & Support	37,382	68,041	105,423
Agriculture & Forestry	5,844	2,740	8,584
Arts, Entertainment & Recreation	120,483	18,186	138,669
Construction	208,002	204,629	412,631
Educational Services	141,742	118,434	260,176
Finance & Insurance	25,493	46,375	71,868
Health Care & Social Assistance	198,867	110,054	308,921
Information	8,837	4,782	13,619
Management of Companies	—	36,183	36,183
Manufacturing	67,791	44,817	112,608
Other Services	299,389	60,260	359,649
Professional, Scientific & Technical Services	114,825	208,872	323,697
Public Administration	8,036	5,665	13,701
Real Estate Rental & Leasing	52,516	277,283	329,799
Retail	197,581	41,447	239,028
Transportation & Warehousing	34,836	23,437	58,273
Utilities	2,231	922	3,153
Wholesale	68,643	94,878	163,521
Total loans	$1,690,881	$1,481,834	$3,172,715

Loan Maturities and Interest Rate Sensitivity
Loan maturities and interest rate characteristics for loan portfolios are presented in the following table:

	At December 31, 2021
	Fixed Rate Loans					Variable Rate Loans
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial Real Estate:
Commercial investor R/E	$290,018	$1,443,056	$1,280,248	$—	$3,013,322	$713,606	$387,272	$27,146	$—	$1,128,024
Commercial owner-occupied R/E	163,913	549,490	686,858	11,572	1,411,833	123,072	132,995	22,981	—	279,048
Commercial AD&C	55,429	43,421	47,654	180	146,684	915,416	14,926	11,068	—	941,410
Commercial business	347,538	267,967	24,373	437	640,315	739,981	36,849	23,419	41,270	841,519
Total commercial loans	856,898	2,303,934	2,039,133	12,189	5,212,154	2,492,075	572,042	84,614	41,270	3,190,001
Residential real estate:
Residential mortgage	45,837	111,611	121,415	34,353	313,216	256,863	283,162	67,754	16,575	624,354
Residential construction	8,476	25,812	—	—	34,288	159,278	4,086	—	—	163,364
Consumer	2,859	6,096	1,652	42	10,649	402,909	10,730	1,822	3,604	419,065
Total residential and consumer loans	57,172	143,519	123,067	34,395	358,153	819,050	297,978	69,576	20,179	1,206,783
Total loans	$914,070	$2,447,453	$2,162,200	$46,584	$5,570,307	$3,311,125	$870,020	$154,190	$61,449	$4,396,784

Composition of Investment Securities
The composition of investment securities for the periods indicated is presented in the following table:

	December 31,
	2021		2020		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Available-for-sale securities(1):
U.S. treasuries and government agencies	$68,539	4.5%	$43,297	3.1%	$25,242	58.3%
State and municipal	326,402	21.7	390,367	27.6	(63,965)	(16.4)
Mortgage-backed and asset-backed(2)	1,070,955	71.1	904,432	64.0	166,523	18.4
Corporate debt	—	—	9,925	0.7	(9,925)	(100.0)
Total available-for-sale securities(3)	1,465,896	97.3	1,348,021	95.4	117,875	8.7

Equity securities:
Federal Reserve Bank stock	34,097	2.3	38,650	2.7	(4,553)	(11.8)
Federal Home Loan Bank of Atlanta stock	6,392	0.4	26,433	1.9	(20,041)	(75.8)
Other equity securities	677	—	677	—	—	—
Total equity securities	41,166	2.7	65,760	4.6	(24,594)	(37.4)
Total securities(3)	$1,507,062	100.0%	$1,413,781	100.0%	93,281	6.6
(1)At estimated fair value.
(2)Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.
(3)The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2021 or 2020.

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed and asset-backed securities and collateralized mortgage obligations and state and municipal securities. As the portfolio grew 7% during 2021, the composition of the portfolio migrated away from state and municipal securities with longer terms to shorter term U.S. treasuries and government agencies securities and mortgage and asset-backed securities to provide for greater reinvestment opportunities in anticipation of rising interest rates in 2022. In addition, floating term securities were also reduced to due to low yields and LIBOR indexes. As a result of the strategic migration, at December 31, 2021, mortgage and asset-backed securities comprised 71% of the investment portfolio compared to 64% at December 31, 2020.

At December 31, 2021, 96% of the investment portfolio was invested in Aa/AA or Aaa/AAA rated securities compared to 93% at December 31, 2020. The average duration of the investment portfolio was 4.3 years compared to 4.2 years at the end of the prior year. The composition and duration of the investment portfolio has resulted in a portfolio with low credit risk that is expected to provide the liquidity needed to meet lending and other funding demands. The portfolio is monitored on a continual basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Other Earning Assets
Residential mortgage loans held for sale decreased to $39.4 million at December 31, 2021 compared to $78.3 million as of December 31, 2020, due to the decrease in volume of originations as residential lending rates rose during the year and the decision to hold a larger percentage of production on the balance sheet to provide for renewed growth of the residential mortgage portfolio. Interest-bearing deposits with banks increased by $151.0 million to $354.1 million at December 31, 2021 compared to $203.1 million at December 31, 2020, primarily as a result of the cash received from the forgiveness of PPP loans.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	December 31,
	2021		2020		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$3,779,630	35.6%	$3,325,547	33.1%	$454,083	13.7%
Interest-bearing deposits:
Demand	1,604,714	15.1	1,292,164	12.9	312,550	24.2
Money market savings	3,415,663	32.1	3,339,645	33.3	76,018	2.3
Regular savings	533,862	5.0	418,051	4.2	115,811	27.7
Time deposits of less than $250,000	910,464	8.6	1,180,636	11.8	(270,172)	(22.9)
Time deposits of $250,000 or more	380,398	3.6	477,026	4.7	(96,628)	(20.3)
Total interest-bearing deposits	6,845,101	64.4	6,707,522	66.9	137,579	2.1
Total deposits	$10,624,731	100.0%	$10,033,069	100.0%	$591,662	5.9

Deposits and Borrowings
Total deposits at December 31, 2021 were $10.6 billion compared to $10.0 billion at December 31, 2020, a 6% increase during the period. This growth was driven principally from impact of the PPP program and the growth in transaction relationships, while time deposits declined $366.8 million. The loan-to-deposit ratio declined to 94% at the end of 2021 compared to 104% the end of 2020 as a result of the balance sheet impact from PPP forgiveness as loans declined and deposits grew during the period. The deposit increase from year-end 2020 was driven primarily by increases of 14% in non-interest bearing demand, 24% in interest-bearing demand and 28% in regular savings categories, which more than offset the 22% decline in time deposits. A large portion of the demand deposit growth is the result of the funds from the PPP program, which were placed in deposit accounts at the Bank. A large portion of the liquidity from the deposit of PPP funds into accounts at the Bank provided funding for the complete liquidation of federal funds purchased and FHLB advances and the reduction of brokered time deposits during 2021 and resulted in lower interest expense during the year. At December 31, 2021, interest-bearing deposits represented 64% of total deposits with the remaining 36% in noninterest-bearing balances. At December 31, 2020, interest-bearing deposits represented 67% of total deposits, while non-interest bearing deposits represented 33%.

The total amount of deposits that exceeded the $250,000 insured limit provided by the FDIC was approximately $5.3 billion at December 31, 2021. This estimate is based on the determination of known deposit account relationships of each depositor and the insurance guidelines provided by the FDIC.

Total borrowings decreased 73% at December 31, 2021 compared to December 31, 2020. The primary cause of the year-over-year decrease in borrowings was driven by the previously mentioned reduction of federal funds purchased and FHLB advances. In addition, further reductions occurred in borrowings during 2021 as a result of full redemption of subordinated debt that was assumed in the Revere and WashingtonFirst acquisitions.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Stockholders’ equity at December 31, 2021 remained at $1.5 billion compared to December 31, 2020. During 2021, the net growth in capital from earnings, net of dividends, was significantly offset by the Company's repurchase of 2,350,000 shares of common stock resulting in a $107.3 million reduction in stockholders’ equity. The ratio of average equity to average assets was 11.85% for the year ended December 31, 2021, as compared to 11.38% for the year ended December 31, 2020.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at December 31,		Minimum Regulatory Requirements
	2021	2020
Tier 1 Leverage	9.26%	8.92%	4.00%

Common Equity Tier 1 Capital to risk-weighted assets	11.91%	10.58%	4.50%

Tier 1 Capital to risk-weighted assets	11.91%	10.58%	6.00%

Total Capital to risk-weighted assets	14.59%	13.93%	8.00%

Regulatory capital at December 31, 2021 was comprised of Tier 1 capital of $1.1 billion and total qualifying capital of $1.4 billion. As of December 31, 2021, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The main drivers of the in the improvement in the ratios at December 31, 2021 from December 31, 2020 were the 2021 earnings, net of the repurchase program impact, coupled with the reduction in risk-weighted assets. During the year, the Company continued to elect to apply the provisions of the CECL deferral transition in the determination of its risk-based capital ratios. At December 31, 2021, the impact of the application of this deferral transition provided an additional $11.5 million in Tier 1 capital compared to $22.5 million at December 31, 2020, and resulted in raising the common equity Tier 1 ratio by 12 and 22 basis points, respectively.

Tangible Common Equity
Tangible common equity, tangible assets and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity and tangible assets exclude the balances of goodwill and other intangible assets from total stockholders’ equity and total assets. Management believes that this non-GAAP financial measure provides information to investors that may be useful in understanding the Company's financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.

Tangible common equity remained at $1.1 billion at December 31, 2021, compared to December 31, 2020. At December 31, 2021, the ratio of tangible common equity to tangible assets increased to 9.21% compared to 8.61% at December 31, 2020. The increase in tangible common equity in 2021 from 2020 was primarily the result of the 2% decrease in tangible assets and the 5% growth in tangible common equity, net of the impact of the Company's stock repurchase program. Excluding PPP loans from tangible assets at December 31, 2021, the tangible common equity ratio would be 9.35%.

Non-GAAP Tangible Common Equity Ratios
A reconciliation of the non-GAAP ratio of tangible common equity to tangible assets and tangible book value per common share are provided in the following table.

	December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Tangible common equity ratio:
Total stockholders' equity	$1,519,679	$1,469,955	$1,132,974	$1,067,903	$563,816
Goodwill	(370,223)	(370,223)	(347,149)	(347,149)	(85,768)
Other intangible assets, net	(25,920)	(32,521)	(7,841)	(9,788)	(580)
Tangible common equity	$1,123,536	$1,067,211	$777,984	$710,966	$477,468

Total assets	$12,590,726	$12,798,429	$8,629,002	$8,243,272	$5,446,675
Goodwill	(370,223)	(370,223)	(347,149)	(347,149)	(85,768)
Other intangible assets, net	(25,920)	(32,521)	(7,841)	(9,788)	(580)
Tangible assets	$12,194,583	$12,395,685	$8,274,012	$7,886,335	$5,360,327

Outstanding common shares	45,118,930	47,056,777	34,970,370	35,530,734	23,996,293

Tangible common equity ratio	9.21%	8.61%	9.40%	9.02%	8.91%
Book value per common share	$33.68	$31.24	$32.40	$30.06	$23.50
Tangible book value per common share	$24.90	$22.68	$22.25	$20.01	$19.90

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

Loans acquired as a part of an acquisition transaction that have evidence of more-than-insignificant credit deterioration since their origination are considered “purchased credit deteriorated” or “PCD” loans and are recorded at their initial fair values as of the acquisition date. The identification of loans that have experienced a more-than-insignificant deterioration in credit quality since their origination requires judgment and an assessment of a number of factors. For further discussion regarding the acquired loans, including PCD loans, refer to that section of Note 1 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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

The level of non-performing loans to total loans decreased to 0.49% at December 31, 2021 compared to 1.11% at December 31, 2020. Non-performing loans were $48.8 million at December 31, 2021 in comparison to $115.5 million at December 31, 2020. The reduction in non-performing loans over the prior year was driven by partial payoffs and eventual charge-offs of a few large borrowings within the hospitality sector with an aggregate balance of $32.9 million. These large relationships were collateral dependent and required no individual reserves due to sufficient values of their underlying collateral. Charged-off amounts of these credits did not exceed their associated established individual reserves. During 2021, non-accrual commercial business loans decreased $14.5 million, while non-accrual commercial real estate loans decreased $49.4 million. Combined residential and consumer non-accrual lending portfolio declined $2.4 million. These decreases were driven by net payments of $61.2 million during the current year.

While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level. As noted, risks, uncertainties and various other factors related to the COVID-19 pandemic include the potential impact on the economy and the businesses of the Company's borrowers and their ability to remit contractual payments on their obligations to the Company in a timely manner. The current ability to predict the ultimate outcome or impact of the remedial actions and stimulus measures adopted by the government on the economic well-being of the Company's borrowers and the manifestations of all these factors including the future performance aspect of the credit portfolio remains uncertain.

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

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed into law in March 2020, provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. The CARES Act provided for extensions of up to 180 days in the delay of loan principal and/or interest payments for customers who are affected by the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due prior to the pandemic, as well as other requirements noted in regulatory guidance. In some cases, customers received a second and third accommodation. The initial period to request payment accommodation expired on December 31, 2020. However, the Consolidation Appropriations Act, which amended CARES Act, extended the expiration date to January 1, 2022. Based on regulatory guidance, the Company did not classify the temporary COVID-19 loan modifications as TDRs, nor were the customers considered past due with regards to their deferred payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency reverted to the provisions in effect prior to entry into the program.

At the height of and in response to the COVID-19 pandemic, the Company developed a set of guidelines to provide relief to qualified commercial, mortgage and consumer loans customers. These guidelines provided for deferment of certain loan payments of up to 180 days. Initial deferrals of 90 days were granted to qualified customers with the option to request further deferrals, each for an additional 90 days. Ultimately, since the inception of the deferral program, the Company granted payment modifications/deferrals on over 2,500 loans with an aggregate balance of $2.1 billion. At December 31, 2021, 38 loans with an aggregate balance of $7.6 million remain in deferral status. Currently, the vast majority of loans that had been granted modifications/deferrals have returned to their original payment plans without a significant impact on payment delinquencies.

The Company approved and funded over 8,500 PPP loans for a total of $1.6 billion during 2020 and 2021. Loans originated under the program are 100% guaranteed by the Small Business Administration under the CARES Act. In the latter part of 2020, the Company began accepting digital PPP forgiveness applications. At December 31, 2021, loans totaling $1.4 billion have been forgiven and an additional $52.0 million have been repaid by borrowers.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. At December 31, 2021, the amortized cost of the Company's mortgage loan servicing rights was $0.4 million compared to $0.6 million at December 31, 2020. The decline in the year-over-year balance was the result of the loan pay-offs. The Company did not incur any impairment losses during 2021.

The Company may periodically engage in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. The Company did not engage in any whole loan sales during 2021.

Analysis of Credit Risk
The following table presents information with respect to non-accrual loans, 90-day past due delinquencies and non-performing assets for the years indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$12,489	$45,227
Commercial owner-occupied real estate	9,306	11,561
Commercial AD&C	650	15,044
Commercial business	8,420	22,933
Residential real estate:
Residential mortgage	8,441	10,212
Residential construction	55	—
Consumer	6,725	7,384
Total non-accrual loans(1)	46,086	112,361

Loans 90 days past due:
Commercial real estate:
Commercial investor	—	133
Commercial owner-occupied	—	—
Commercial AD&C	—	—
Commercial business	—	161
Residential real estate:
Residential mortgage	557	480
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	557	774

Restructured loans (accruing)	2,167	2,317
Total non-performing loans(2)	48,810	115,452
Other real estate owned, net	1,034	1,455
Total non-performing assets	$49,844	$116,907

Non-accrual loans to total loans	0.46%	1.08%
Non-performing loans to total loans	0.49%	1.11%
Non-performing assets to total assets	0.40%	0.91%
Allowance for credit losses to non-accrual loans	236.83%	147.17%
Allowance for credit losses to non-performing loans	223.61%	143.23%
(1)Gross interest income that would have been recorded in 2021 if non-accrual loans shown above had been current and in accordance with their original terms was $5.1 million. No interest income was accrued on these loans during the year while on non-accrual status. Please see Note 1 - Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.
(2)Performing loans considered potential problem loans, as defined and identified by management, amounted to $22.1 million at December 31, 2021. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms, well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

The appropriateness of the allowance is determined through ongoing evaluation of the credit portfolio, and involves consideration of a number of factors. Determination of the allowance is inherently subjective and requires significant estimates and assumptions, including consideration of current conditions and economic forecasts, which may be susceptible to significant volatility. The forecasted economic metrics with the greatest impact in order of magnitude were the expected level of business bankruptcies, the expected future unemployment rate and, to a lesser degree, the house price index. The most sensitive assumptions include the length of the forecast and reversion periods, forecast of economic variables and prepayment and curtailment speeds. The amount of expected losses can vary significantly from the amounts actually observed. Loans deemed uncollectible are charged-off against the allowance, while recoveries are credited to the allowance when received. Management adjusts the level of the allowance through the provision for credit losses in the Consolidated Statements of Income.

The provision for credit losses was a credit of $45.6 million in 2021 and a charge of $85.7 million in 2020. During the current year, the credit for the provision for credit losses, compared to the prior year's charge to the provision, reflects the impact of the continued improvement in forecasted economic metrics, notably the rate of unemployment, anticipated business bankruptcies and the housing price index. These decreases were partially offset by the significant loan growth that occurred in the fourth quarter of 2021 and qualitative factors applied in the determination of the allowance. The portion of the current year's $45.6 million credit to the provision that was the related to the improvement in the economic forecasts amounted to approximately $67.0 million, which was partially offset by the adjustments to qualitative factors related to the Company's exposure to certain higher risk industries in the total amount of approximately $19.6 million. The charge to the provision for credit losses for the same period in 2020 predominantly reflected the combined results of the impact of the deteriorated economic forecasts during the first half of 2020 by the negative projected impact of COVID-19 and the initial allowance recognized on acquired Revere non-purchased credit deteriorated loans. The portion of the $85.7 million provision for 2020 directly attributable to the significant deterioration in the economic forecast amounted to approximately $44.1 million. In addition, the initial allowance for credit losses on Revere’s acquired non-PCD loans was recognized through provision for credit losses in the amount of $17.5 million. The remainder of the 2020 provision reflected the impact of changes in interest rates, existing terms, qualitative factors, portfolio composition and portfolio maturities. The acquisition of Revere’s PCD loans resulted in an initial increase to the allowance for credit losses of $18.6 million, which did not affect the provision expense for 2020.

At December 31, 2021, the allowance for credit losses was $109.1 million as compared to $165.4 million at December 31, 2020. The allowance for credit losses as a percent of total loans was 1.10% and 1.59% at December 31, 2021 and December 31, 2020, respectively. The allowance for credit losses represented 224% of non-performing loans at December 31, 2021 as compared to 143% at December 31, 2020. At December 31, 2021 the allowance attributable to the commercial portfolio represented 1.20% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.55%, compared to 1.70% and 1.05%, respectively, at December 31, 2020. At the end of the current year, with respect to the total commercial portion of the allowance, 45% of this portion is allocated to the investor real estate loan portfolio, resulting in the ratio of the allowance for investor real estate loans to total investor real estate loans of 1.09%. A similar ratio with respect to AD&C loans was 1.87% and 1.56% for commercial business loans at the end of the current year. Excluding the PPP loans, which do not have an associated allowance, the allowance for credit losses as a percentage of total loans outstanding would be 1.12% and the ratio of the allowance for commercial business loans to total commercial business loans would be 1.78%.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider the expected impact of certain qualitative factors not fully captured in the collective quantitative reserve, including concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where the Company determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 57% of the total allowance being attributable to the historical performance of the portfolio while 43% of the allowance is attributable to the collective qualitative factors applied to determine the allowance at December 31, 2021. At the end of the previous year, the utilization of the historical default and loss experience resulted in 84% of the total allowance being attributable to the historical performance of the portfolio while 16% of the allowance was attributable to the collective qualitative factors applied to determine the allowance. The decrease in the quantitative allocation of the allowance during the current year is a direct result of the continued improvement in the forecasted economic metrics, predominantly the projected decline in unemployment rate, applied in the determination of the allowance. The increase in the qualitative allocation of the allowance was the result of increased consideration of expected losses due to the concentration of portfolio risk in certain industries, in addition to the potential economic impact of a recession in the future.

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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $33.5 million, with individual allowances of $6.6 million against those loans at December 31, 2021.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the appropriateness of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Excluding the PPP loans, commercial and residential mortgages, including home equity loans and lines, represented 86% of total loans at December 31, 2021 and 88% of total loans at December 31, 2020. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

The following table presents an allocation of the allowance for credit losses by portfolio as of each period end. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate credit losses; however, the allocation does not restrict the usage of the allowance for any specific loan category.

	December 31,
(In thousands)	2021		2020
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$45,289	41.5%	$57,404	34.9%
Commercial owner-occupied real estate	11,687	17.0	20,061	15.8
Commercial AD&C	20,322	10.9	22,157	10.1
Commercial business	23,170	14.9	46,806	21.8
Total commercial	100,468	84.3	146,428	82.6
Residential real estate:
Residential mortgage	5,384	9.4	11,295	10.6
Residential construction	1,048	2.0	1,502	1.8
Consumer	2,245	4.3	6,142	5.0
Total residential and consumer	8,677	15.7	18,939	17.4
Total allowance	$109,145	100.0%	$165,367	100.0%

Summary of Credit Loss Experience
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Balance, January 1	$165,367	$56,132
Initial allowance on PCD loans at adoption of ASC 326	—	2,762
Transition impact of adopting ASC 326	—	2,983
Initial allowance on Revere PCD loans	—	18,628
Provision for credit losses	(45,556)	85,669
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	(5,802)	(411)
Commercial owner-occupied real estate	(136)	—
Commercial AD&C	(2,007)	—
Commercial business	(4,069)	(491)
Residential real estate:
Residential mortgage	—	(484)
Residential construction	—	—
Consumer	(299)	(433)
Total charge-offs	(12,313)	(1,819)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	285	15
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	565	702
Residential real estate:
Residential mortgage	410	105
Residential construction	5	6
Consumer	382	184
Total recoveries	1,647	1,012
Net charge-offs	(10,666)	(807)
Balance, period end	$109,145	$165,367

Net charge-offs to average loans	0.11%	0.01%
Allowance to total loans	1.10%	1.59%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100bp	- 200 bp	- 300bp	- 400bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2021	8.61%	6.53%	4.80%	2.16%	N/A	N/A	N/A	N/A
December 31, 2020	3.94%	2.90%	2.14%	0.85%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk at December 31, 2021 had declined in every rising interest rate change scenario from December 31, 2020. All measures remained well within prescribed policy limits. As indicated in the table, in a rising interest rate environment, net interest income sensitivity increased compared to the prior year-end as a result of the increase in asset sensitivity. This increase was driven by the combined impact of an increase in interest-bearing deposits at banks and the significant reduction in borrowings at December 31, 2021 as compared to the prior year end.

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2021	(10.29%)	(6.18%)	(2.16%)	0.05%	N/A	N/A	N/A	N/A
December 31, 2020	(10.98%)	(6.27%)	(1.90%)	0.33%	N/A	N/A	N/A	N/A

Overall, the measure of the economic value of equity ("EVE") at risk remained relatively stable from December 31, 2020 to December 31, 2021. The stability of EVE through all interest rate scenarios was the result of the positive impact from the growth in demand deposits, increased money market savings accounts and the significant reductions in borrowings being substantially mitigated by the growth in fixed rate loan portfolio and a reduction in the variable rate loan portfolio.

LIBOR Transition
The Company has certain loans, interest rate swap agreements and debt obligations whose interest rates are indexed to the London InterBank Offered Rate (LIBOR). On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority, and administrator, ICE Benchmark Administration, Limited, announced that the publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities will cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. In response to this timing, the Company has ceased utilizing LIBOR in the pricing of its offered credit products as of December 31, 2021. The Company has updated its systems and is able to offer products that utilize SOFR, AMERIBOR and other alternative reference rates. At December 31, 2021, the Company had approximately 1,200 loans totaling $1.6 billion indexed to LIBOR that will mature after June 30, 2023, of which 844 loans totaling $468.2 million are adjustable-rate mortgage loans. The Company is developing communication and transition plans to convert its LIBOR-based loans to alternative reference rates.

The Company currently has $175.0 million in fixed to floating rate subordinated debenture notes that bear a fixed rate through November 14, 2024. Beginning November 15, 2024, the interest rate was to shift to a floating rate based on three-month LIBOR plus 262 basis points through the remaining maturity or early redemption of the notes. The note indenture contains robust fallback language that allows for an appropriate alternative benchmark rate to be applied to determine the overall interest rate on the notes.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2021. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits and certain time deposits of $250 thousand or more, to be a relatively stable funding source. Core deposits equaled 85% of total interest-earning assets at December 31, 2021. In addition, loan payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

In addition to factors discussed above that can affect liquidity, the Company’s growth, mortgage banking activities and changes in the liquidity of the investment portfolio due to fluctuations in interest rates are also taken into consideration. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from 30 to 360 days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of December 31, 2021, provides an indication of liquidity versus requirements that the Company utilizes to determine how it will fund loans and other earning assets.

The Company has external sources of funds that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the FHLB and the Federal Reserve Bank. Based on pledged collateral, the available line of credit with the FHLB totaled $3.9 billion with no outstanding borrowings against it as of December 31, 2021. The Company also had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $509.4 million at December 31, 2021 collateralized by portfolio loans. In addition, the Company had unsecured lines of credit with correspondent banks of $1.3 billion at December 31, 2021 with no outstanding borrowings against these lines of credit. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2021.

Sandy Spring Bancorp, Inc., as a standalone entity (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2021, the Bank could have declared a dividend of $126.6 million to Bancorp. At December 31, 2021, Bancorp had liquid assets of $69.0 million.

The Company has various contractual obligations that affect its cash flows and liquidity. For information regarding material contractual obligations, please see Market Risk Management previously discussed, and Note 7 - Premises and Equipment, Note 8 - Leases, Note 11 - Borrowings, Note 14 - Pension, Profit Sharing and Other Employee Benefit Plans, Note 19 - Derivatives, Note 20 - Financial Instruments with Off-Balance Sheet Risk, and Note 22 - Fair Value in the Notes to the Consolidated Financial Statements.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Internal Control Over Financial Reporting
As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control— Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The attestation report by the Company’s independent registered public accounting firm, Ernst & Young LLP, on the Company’s internal control over financial reporting begins on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Tysons, VA
February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2022 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for credit losses
Description of the Matter
As of December 31, 2021, the Company’s loan portfolio totaled approximately $10.0 billion and the allowance for credit losses was $109.1 million. As described in Notes 1 and 6 to the consolidated financial statements, the Company estimates an allowance representing an amount, which, in management’s judgment, is appropriate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date. The Company’s methodology for estimating the allowance includes (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administration, and (3) individual allowances on certain collateral-dependent loans.

Auditing management’s estimate of the allowance involved a high degree of subjectivity due to the significant judgment required in determining the measurement of qualitative reserve related to concentrations of the loan portfolio. Management’s measurement of the qualitative reserve applied to the loan portfolio is highly judgmental and could have a significant effect on the allowance.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's controls over its allowance, including controls over the review of economic forecast data and data used to determine the measurement of the qualitative factor related to concentrations of the loan portfolio. Our tests of controls included observation of certain of management committee meetings, at which key management judgements are subjected to critical challenge.

To evaluate the appropriateness of the qualitative reserve, we tested the completeness and accuracy of data used in determining the qualitative reserve, including economic forecast data and internal data used to measure portfolio concentrations. We recalculated metrics used by management in the qualitative factor determination. In testing management’s measurement of the qualitative reserve, we reviewed management’s judgments about risk, such as risk in various portfolio concentrations and expected changes in economic forecasts and compared them to independently-obtained third party industry data and evaluated the corroborating or contrary evidence, as appropriate.

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

Tysons, VA
February 18, 2022

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$65,630	$93,651
Federal funds sold	312	291
Interest-bearing deposits with banks	354,078	203,061
Cash and cash equivalents	420,020	297,003
Residential mortgage loans held for sale (at fair value)	39,409	78,294
Investments available-for-sale (at fair value)	1,465,896	1,348,021
Equity securities	41,166	65,760
Total loans	9,967,091	10,400,509
Less: allowance for credit losses	(109,145)	(165,367)
Net loans	9,857,946	10,235,142
Premises and equipment, net	59,685	57,720
Other real estate owned	1,034	1,455
Accrued interest receivable	34,349	46,431
Goodwill	370,223	370,223
Other intangible assets, net	25,920	32,521
Other assets	275,078	265,859
Total assets	$12,590,726	$12,798,429

Liabilities
Noninterest-bearing deposits	$3,779,630	$3,325,547
Interest-bearing deposits	6,845,101	6,707,522
Total deposits	10,624,731	10,033,069
Securities sold under retail repurchase agreements and federal funds purchased	141,086	543,157
Advances from FHLB	—	379,075
Subordinated debt	172,712	227,088
Total borrowings	313,798	1,149,320
Accrued interest payable and other liabilities	132,518	146,085
Total liabilities	11,071,047	11,328,474

Stockholders' equity
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
45,118,930 and 47,056,777 at December 31, 2021 and 2020, respectively	45,119	47,057
Additional paid-in capital	751,072	846,922
Retained earnings	732,027	557,271
Accumulated other comprehensive income/ (loss)	(8,539)	18,705
Total stockholders' equity	1,519,679	1,469,955
Total liabilities and stockholders' equity	$12,590,726	$12,798,429

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
Interest income:
Interest and fees on loans	$423,152	$393,477	$316,550
Interest on loans held for sale	1,736	1,686	1,607
Interest on deposits with banks	725	446	2,129
Interest and dividends on investment securities:
Taxable for federal income taxes	16,118	22,136	21,739
Exempt from federal income taxes	8,552	5,814	5,834
Interest on federal funds sold	1	1	10
Total interest income	450,284	423,560	347,869
Interest expense:
Interest on deposits	15,022	41,651	61,681
Interest on retail repurchase agreements and federal funds purchased	182	1,965	1,161
Interest on advances from FHLB	2,649	6,593	16,578
Interest on subordinated debt	7,913	10,192	3,141
Total interest expense	25,766	60,401	82,561
Net interest income	424,518	363,159	265,308
Provision/ (credit) for credit losses	(45,556)	85,669	4,684
Net interest income after provision/ (credit) for credit losses	470,074	277,490	260,624
Non-interest income:
Investment securities gains	212	467	77
Service charges on deposit accounts	8,241	7,066	9,692
Mortgage banking activities	24,509	40,058	14,711
Wealth management income	36,841	30,570	22,669
Insurance agency commissions	7,017	6,795	6,612
Income from bank owned life insurance	3,022	2,867	3,165
Bank card fees	6,896	5,672	5,616
Other income	15,317	9,221	8,780
Total non-interest income	102,055	102,716	71,322
Non-interest expense:
Salaries and employee benefits	155,830	134,471	103,950
Occupancy expense of premises	22,405	21,383	19,470
Equipment expenses	12,883	12,224	10,720
Marketing	4,730	4,281	4,456
Outside data services	8,983	8,759	7,567
FDIC insurance	4,294	4,727	2,260
Amortization of intangible assets	6,600	6,221	1,946
Merger and acquisition expense	45	25,174	1,312
Professional fees and services	10,308	7,939	6,978
Other expenses	34,392	30,603	20,426
Total non-interest expense	260,470	255,782	179,085
Income before income tax expense	311,659	124,424	152,861
Income tax expense	76,552	27,471	36,428
Net income	$235,107	$96,953	$116,433

Net income per common share amounts:
Basic net income per common share	$5.00	$2.19	$3.25
Diluted net income per common share	$4.98	$2.18	$3.25
Dividends declared per share	$1.28	$1.20	$1.18

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net income	$235,107	$96,953	$116,433
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	(38,104)	32,950	14,429
Related income tax expense/ (benefit)	9,751	(8,428)	(3,742)
Net investment gains reclassified into earnings	(212)	(467)	(77)
Related income tax expense	54	120	20
Net effect on other comprehensive income/ (loss)	(28,511)	24,175	10,630

Defined benefit pension plan:
Net change of unrealized (gain)/ loss	1,687	(1,542)	1,175
Related income tax expense/ (benefit)	(420)	404	(383)
Net effect on other comprehensive income/ (loss)	1,267	(1,138)	792
Total other comprehensive income/ (loss)	(27,244)	23,037	11,422
Comprehensive income	$207,863	$119,990	$127,855

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

` (Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity
Balances at January 1, 2019	$35,531	$606,573	$441,553	$(15,754)	$1,067,903
Net income	—	—	116,433	—	116,433
Other comprehensive income, net of tax	—	—	—	11,422	11,422
Total other comprehensive income					127,855
Common stock dividends $1.18 per share	—	—	(42,272)	—	(42,272)
Stock compensation expense	—	3,042	—	—	3,042
Common stock issued pursuant to:
Stock option plan - 15,080 shares	15	319	—	—	334
Directors stock purchase plan - 867 shares	1	29	—	—	30
Employee stock purchase plan - 37,091 shares	37	1,032	—	—	1,069
Restricted stock vesting, net of tax withholding - 54,789 shares	54	(757)	—	—	(703)
Repurchase of common stock - 668,191 shares	(668)	(23,616)	—	—	(24,284)
Balances at December 31, 2019	34,970	586,622	515,714	(4,332)	1,132,974
Net income	—	—	96,953	—	96,953
Other comprehensive income, net of tax	—	—	—	23,037	23,037
Total other comprehensive income					119,990
Common stock dividends $1.20 per share	—	—	(53,175)	—	(53,175)
Stock compensation expense	—	3,850	—	—	3,850
Common stock issued pursuant to:
Revere Bank acquisition - 12,768,949 shares	12,769	276,320	—	—	289,089
Stock option plan - 26,063 shares	27	289	—	—	316
Conversion of Revere stock options - 395,298 options	—	3,611	—	—	3,611
Employee stock purchase plan - 65,337 shares	65	1,616	—	—	1,681
Restricted stock vesting, net of tax withholding - 46,386 shares	46	(504)	—	—	(458)
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	(2,221)	—	(2,221)
Repurchase of common stock - 820,328 shares	(820)	(24,882)	—	—	(25,702)
Balances at December 31, 2020	47,057	846,922	557,271	18,705	1,469,955
Net income	—	—	235,107	—	235,107
Other comprehensive loss, net of tax	—	—	—	(27,244)	(27,244)
Total other comprehensive income					207,863
Common stock dividends $1.28 per share	—	—	(60,351)	—	(60,351)
Stock compensation expense	—	5,299	—	—	5,299
Common stock issued pursuant to:
Stock option plan - 270,297 shares	270	3,424	—	—	3,694
Employee stock purchase plan - 60,018 shares	60	2,004	—	—	2,064
Restricted stock vesting, net of tax withholding - 81,838 shares	82	(1,659)	—	—	(1,577)
Repurchase of common stock - 2,350,000 shares	(2,350)	(104,918)	—	—	(107,268)
Balances at December 31, 2021	$45,119	$751,072	$732,027	$(8,539)	$1,519,679
The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Operating activities:
Net income	$235,107	$96,953	$116,433
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,522	19,873	13,398
Provision/ (credit) for credit losses	(45,556)	85,669	4,684
Share based compensation expense	5,299	3,850	3,042
Deferred income tax / (benefit)	12,255	(29,568)	1,719
Origination of loans held for sale	(1,385,664)	(1,576,865)	(887,216)
Proceeds from sales of loans held for sale	1,456,110	1,585,690	869,294
Gains on sales of loans held for sale	(31,561)	(33,418)	(13,006)
Losses on sale of other real estate owned	241	32	173
Investment securities gains	(212)	(467)	(77)
Loss on sales of premises and equipment	—	—	269
Tax (benefit)/ expense associated with share based compensation	(1,850)	(133)	92
Net (increase)/ decrease in accrued interest receivable	12,082	(15,499)	1,327
Net (increase)/ decrease other assets	(35,498)	1,500	(3,664)
Net increase/ (decrease) accrued expenses and other liabilities	(20,771)	1,704	(5,804)
Other, net	1,894	2,660	(721)
Net cash provided by operating activities	216,398	141,981	99,943
Investing activities:
Sales/ (purchases) of equity securities	24,594	(3,553)	21,586
Purchases of investments available-for-sale	(933,491)	(633,741)	(326,604)
Proceeds from sales of investment available-for-sale	400,567	121,357	2,926
Proceeds from maturities, calls and principal payments of investments available-for-sale	369,678	441,672	199,652
Net (increase)/ decrease in loans	457,724	(1,174,467)	(134,012)
Proceeds from the sales of other real estate owned	680	60	324
Cash paid for the acquisition of business activity of RPJ, net of cash acquired	—	(26,925)	—
Cash acquired in the acquisition of business activity of Revere Bank, net of cash paid	—	80,442	—
Expenditures for premises and equipment	(11,491)	(5,041)	(5,148)
Net cash provided by/ (used in) investing activities	308,261	(1,200,196)	(241,276)
Financing activities:
Net increase in deposits	595,942	1,270,328	525,439
Net increase/ (decrease) in in retail repurchase agreements and federal funds purchased	(402,071)	329,552	(113,824)
Proceeds from advances from borrowings	—	400,000	2,298,000
Repayment of advances from borrowings	(379,075)	(703,117)	(2,457,834)
Retirement of subordinated debt	(53,000)	(10,310)	—
Proceeds from issuance of common stock	5,758	1,997	1,433
Stock tendered for payment of withholding taxes	(1,577)	(458)	(703)
Repurchase of Common Stock	(107,268)	(25,702)	(24,284)
Dividends paid	(60,351)	(53,175)	(42,272)
Net cash provided by/ (used in) financing activities	(401,642)	1,209,115	185,955
Net increase in cash and cash equivalents	123,017	150,900	44,622
Cash and cash equivalents at beginning of year	297,003	146,103	101,481
Cash and cash equivalents at end of year	$420,020	$297,003	$146,103

Supplemental Disclosures:
Interest payments	$37,847	$62,637	$84,448
Income tax payments, net of refunds of $2,673 in 2021	71,908	56,430	33,795
Transfers from loans to other real estate owned	257	70	414

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

Residential Mortgage Loans Held for Sale
The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at fair value. Fair value is derived from secondary market quotations for similar instruments. The Company measures residential mortgage loans at fair value when the Company first recognizes the loan (i.e., the fair value option). Changes in fair value of these loans are recorded in earnings as a component of mortgage banking activities in non-interest income in the Consolidated Statements of Income. The Company's current practice is to sell the majority of such loans on a servicing released basis. Any retained servicing assets are amortized in proportion to their net servicing fee income over the life of the respective loans. Servicing assets are evaluated for impairment on a periodic basis.

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

Allowance for Credit Losses
On January 1, 2020, the Company adopted the provisions of ASU No. 2016-13, Current Expected Credit Losses. The allowance for credit losses (“allowance” or “ACL”) represents an amount which, in management's judgment, reflects the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The allowance is measured and recorded upon the initial recognition of a financial asset. The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision or credit for credit losses, which is recorded as a current period expense.

Determination of the appropriateness of the allowance is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the allowance is reviewed periodically by the Risk Committee of the Board of Directors and formally approved quarterly by that same committee of the Board.

The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates; (2) collective qualitative factors that consider the expected impact of certain factors not fully captured in the collective quantified reserve, including concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations; and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or when the Company determines that the foreclosure is probable. The Company excludes accrued interest from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income as loans are moved to non-accrual status.

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

The Company applies two calculation methodologies to estimate the collective quantified component of the allowance: discounted cash flows method and weighted average remaining life method. Allowance estimates on commercial acquisition, development and construction (“AD&C”) and residential construction segments are based on the weighted average remaining life method. Allowance estimates on all other portfolio segments are based on the discounted cash flows method. Segments utilizing the discounted cash flows method are further sub-segmented into risk level pools, determined either by risk rating for commercial loans or Beacon Scores ranges for residential and consumer loans. To better manage risk and reasonably determine the sufficiency of reserves, this segregation allows the Company to monitor the allowance component applicable to higher risk loans separate from the remainder of the portfolio. Collective calculation methodologies utilize the Company’s historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a two-year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include: unemployment rate, house price index and business bankruptcies. Contractual loan level cash flows within the discounted cash flows methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.

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

Leases
The Company determines if an arrangement is a lease at inception. All of the Company’s leases are currently classified as operating leases and are included in other assets and other liabilities on the Company’s Consolidated Statements of Condition. Periodic operating lease costs are recorded in occupancy expenses of premises on the Company's Consolidated Statements of Income.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of the reporting unit’s net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Any impairment would be realized through a reduction of goodwill or the intangible and an offsetting charge to non-interest expense. Annually, the Company performs an impairment test of goodwill as of October 1 of each year. During the year, any triggering event that occurs may affect goodwill and could require an impairment assessment. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity. The Company's annual impairment test of goodwill and other intangible assets did not identify any impairment. Additionally, the Company determined that there were no triggering events and as a result no evidence of impairment between the annual impairment test and December 31, 2021.

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

Under the two class method, basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period, which excludes outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of incremental stock options and restricted stock.

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

Adopted Accounting Pronouncements
In December 2019, FASB released ASU 2019-12 - Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing multiple exceptions to the general principals in Topic 740. The standard was effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard during the current year and it did not have a material impact on the Company’s Consolidated Financial Statements.

Pending Accounting Pronouncements
In March 2020, FASB released Accounting Standards Update (“ASU”) 2020-04 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of LIBOR likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022, and can be adopted at any time during this period. The Company has not yet fully adopted this standard. A cross-functional working group has been established to guide the Company’s transition from LIBOR to alternative reference rates. The Company has identified its products that are either directly or indirectly influenced by LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates. The Company is evaluating existing platforms and systems and preparing to offer new rates. The Company stopped originating any new loans referencing LIBOR during 2021. Currently, the Company does not expect that the adoption of this standard will have a material impact on its Consolidated Financial Statements.

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

The consideration paid for Revere’s common equity and outstanding stock options and the final fair values of acquired identifiable assets and assumed identifiable liabilities as of March 31, 2021 were as follows:

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

NOTE 3 – CASH AND DUE FROM BANKS
The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2021 was $491.9 million and in 2020 was $236.3 million.

NOTE 4 – INVESTMENTS
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale at December 31 are presented in the following table:

	2021				2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasuries and government agencies	$68,487	$202	$(150)	$68,539	$42,750	$549	$(2)	$43,297
State and municipal	323,286	6,561	(3,445)	326,402	377,108	13,470	(211)	390,367
Mortgage-backed and asset-backed	1,074,577	8,203	(11,825)	1,070,955	881,201	24,078	(847)	904,432
Corporate debt	—	—	—	—	9,100	825	—	9,925
Total investments available-for-sale	$1,466,350	$14,966	$(15,420)	$1,465,896	$1,310,159	$38,922	$(1,060)	$1,348,021

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at December 31, 2021 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2021. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not that it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

The mortgage-backed and asset-backed portfolio at December 31, 2021 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($364.4 million), GNMA, FNMA or FHLMC mortgage-backed securities ($652.0 million) and SBA asset-backed securities ($54.6 million).

Gross unrealized losses and fair values by length of time that individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following tables:

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	5	$49,695	$150	$—	$—	$49,695	$150
State and municipal	32	63,206	2,288	21,740	1,157	84,946	3,445
Mortgage-backed and asset-backed	104	665,813	10,145	37,857	1,680	703,670	11,825
Total	141	$778,714	$12,583	$59,597	$2,837	$838,311	$15,420

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	2	$25,369	$2	$—	$—	$25,369	$2
State and municipal	8	22,753	211	—	—	22,753	211
Mortgage-backed and asset-backed	24	44,746	154	76,879	693	121,625	847
Total	34	$92,868	$367	$76,879	$693	$169,747	$1,060

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

The estimated fair values and amortized costs of debt securities available-for-sale by contractual maturity at December 31 are provided in the following table:

	December 31, 2021		December 31, 2020
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. treasuries and government agencies:
One year or less	$12,029	$11,995	$33,963	$33,833
One to five years	56,510	56,492	9,334	8,917
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	12,821	12,709	16,581	16,458
One to five years	27,408	26,637	44,910	43,857
Five to ten years	42,960	42,661	59,059	56,130
After ten years	243,213	241,279	269,817	260,663
Mortgage-backed and asset-backed:
One year or less	9,272	9,239	1	1
One to five years	14,752	14,575	21,637	21,229
Five to ten years	388,918	390,569	74,142	72,481
After ten years	658,013	660,194	808,652	787,490
Corporate debt:
One year or less	—	—	—	—
One to five years	—	—	2,318	2,100
Five to ten years	—	—	7,607	7,000
After ten years	—	—	—	—
Total available-for-sale debt securities	$1,465,896	$1,466,350	$1,348,021	$1,310,159

At December 31, 2021 and 2020, investments available-for-sale with a book value of $531.6 million and $465.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. government agency securities, exceeded ten percent of stockholders' equity at December 31, 2021 and 2020.

Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	2021	2020
Federal Reserve Bank stock	$34,097	$38,650
Federal Home Loan Bank of Atlanta stock	6,392	26,433
Other equity securities	677	677
Total equity securities	$41,166	$65,760

Investment securities gains
Gross realized gains and losses on all investments for the years ended December 31 are presented in the following table:

(In thousands)	2021	2020	2019
Gross realized gains from sales of investments available-for-sale	$3,588	$1,297	$14
Gross realized losses from sales of investments available-for-sale	(3,478)	(1,068)	(2)
Net gains from calls of investments available-for-sale	102	238	65
Net investment securities gains	$212	$467	$77

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

Outstanding loan balances at December 31, 2021 and 2020 are net of unearned income, including net deferred loan fees of $14.3 million and $24.5 million, respectively. Net deferred loan fees at December 31, 2021, included $4.6 million in net fees related to the loans originated under the Paycheck Protection Program (“PPP”) compared to $21.2 million at the end of the prior year.

The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2021	2020
Commercial real estate:
Commercial investor real estate	$4,141,346	$3,634,720
Commercial owner-occupied real estate	1,690,881	1,642,216
Commercial AD&C	1,088,094	1,050,973
Commercial business	1,481,834	2,267,548
Total commercial loans	8,402,155	8,595,457
Residential real estate:
Residential mortgage	937,570	1,105,179
Residential construction	197,652	182,619
Consumer	429,714	517,254
Total residential and consumer loans	1,564,936	1,805,052
Total loans	$9,967,091	$10,400,509

The fair value of the financial assets acquired in the Revere acquisition as of the Acquisition Date included loans receivable with a gross amortized cost basis of $2.5 billion. As of the Acquisition Date, the Company identified $974.8 million of loans that were classified as PCD. An initial allowance for credit losses of $18.6 million was recorded through a gross-up adjustment to fair values of PCD loans. A fair value premium related to other factors totaled $4.5 million and amortizes to interest income over the remaining life of each loan. Total fair value of PCD loans as of the Acquisition Date was $960.7 million. Refer to Note 1 for more details on factors considered in the PCD assessment.

At the Acquisition Date, non-PCD loans totaled $1.5 billion and had a net fair value premium of $2.1 million, which amortizes to interest income over the remaining life of each loan. See Note 1 for more information on the Company’s accounting policy for acquired loans and Note 2 for more information on the Revere acquisition.

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

Loans to Related Parties
Certain directors and executive officers have loan transactions with the Company. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during the periods indicated:

(In thousands)	2021	2020
Balance at January 1	$96,005	$51,367
Additions	7,040	46,846
Repayments	(24,818)	(2,208)
Balance at December 31	$78,227	$96,005

NOTE 6 – CREDIT QUALITY ASSESSMENT

Allowance for Credit Losses
Summary information on the allowance for credit loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2021	2020	2019
Balance at beginning of year	$165,367	$56,132	$53,486
Initial allowance on PCD loans at adoption of ASC 326	—	2,762	—
Transition impact of adopting ASC 326	—	2,983	—
Initial allowance on Revere PCD loans	—	18,628	—
Provision/ (credit) for credit losses	(45,556)	85,669	4,684
Loan charge-offs	(12,313)	(1,819)	(2,668)
Loan recoveries	1,647	1,012	630
Net charge-offs	(10,666)	(807)	(2,038)
Balance at period end	$109,145	$165,367	$56,132

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	2021	2020
Collateral dependent loans individually evaluated for credit loss with an allowance	$9,510	$20,717
Collateral dependent loans individually evaluated for credit loss without an allowance	24,024	77,001
Total individually evaluated collateral dependent loans	$33,534	$97,718

Allowance for credit losses related to loans evaluated individually	$6,593	$11,405
Allowance for credit losses related to loans evaluated collectively	102,552	153,962
Total allowance for credit losses	$109,145	$165,367

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the years ended December 31:

	2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance as of December 31, 2020	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367
Provision/ (credit)	(6,598)	(8,238)	172	(20,132)	(6,321)	(459)	(3,980)	(45,556)
Charge-offs	(5,802)	(136)	(2,007)	(4,069)	—	—	(299)	(12,313)
Recoveries	285	—	—	565	410	5	382	1,647
Net (charge-offs)/ recoveries	(5,517)	(136)	(2,007)	(3,504)	410	5	83	(10,666)
Balance at end of period	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145

Total loans	$4,141,346	$1,690,881	$1,088,094	$1,481,834	$937,570	$197,652	$429,714	$9,967,091
Allowance for credit losses to total loans ratio	1.09%	0.69%	1.87%	1.56%	0.57%	0.53%	0.52%	1.10%

Average loans	$3,689,769	$1,661,015	$1,110,420	$1,952,537	$979,754	$178,171	$463,200	$10,034,866
Net charge-offs/ (recoveries) to average loans	0.15%	0.01%	0.18%	0.18%	(0.04)%	—%	(0.02)%	0.11%

Balance of loans individually evaluated for credit loss	$12,489	$9,306	$650	$9,033	$1,704	$—	$352	$33,534
Allowance related to loans evaluated individually	$213	$79	$504	$5,797	$—	$—	$—	$6,593
Individual allowance to loans evaluated individually ratio	1.71%	0.85%	77.54%	64.18%	—%	—%	—%	19.66%

Balance of loans collectively evaluated for credit loss	$4,128,857	$1,681,575	$1,087,444	$1,472,801	$935,866	$197,652	$429,362	$9,933,557
Allowance related to loans evaluated collectively	$45,076	$11,608	$19,818	$17,373	$5,384	$1,048	$2,245	$102,552
Collective allowance to loans evaluated collectively ratio	1.09%	0.69%	1.82%	1.18%	0.58%	0.53%	0.52%	1.03%

	2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance as of December 31, 2019	$18,407	$6,884	$7,590	$11,395	$8,803	$967	$2,086	$56,132
Initial allowance on PCD loans at adoption of ASC 326	1,114	—	—	1,549	—	—	99	2,762
Transition impact of adopting ASC 326	(3,125)	387	2,576	2,988	(388)	(275)	820	2,983
Initial allowance on Revere PCD loans	7,973	2,782	1,248	6,289	243	6	87	18,628
Provision	33,431	10,008	10,743	24,374	3,016	798	3,299	85,669
Charge-offs	(411)	—	—	(491)	(484)	—	(433)	(1,819)
Recoveries	15	—	—	702	105	6	184	1,012
Net (charge-offs)/ recoveries	(396)	—	—	211	(379)	6	(249)	(807)
Balance at end of period	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367

Total loans	$3,634,720	$1,642,216	$1,050,973	$2,267,548	$1,105,179	$182,619	$517,254	$10,400,509
Allowance for credit losses to total loans ratio	1.58%	1.22%	2.11%	2.06%	1.02%	0.82%	1.19%	1.59%

Average loans	$3,210,527	$1,560,223	$906,414	$1,781,197	$1,168,668	$165,567	$524,897	$9,317,493
Net charge-offs/ (recoveries) to average loans	0.01%	—%	—%	(0.01)%	0.03%	—%	0.05%	0.01%

Balance of loans individually evaluated for credit loss	$45,227	$11,561	$15,044	$23,648	$1,874	$—	$364	$97,718
Allowance related to loans evaluated individually	$1,273	$—	$603	$9,529	$—	$—	$—	$11,405
Individual allowance to loans evaluated individually ratio	2.81%	—%	4.01%	40.30%	—%	—%	—%	11.67%

Balance of loans collectively evaluated for credit loss	$3,589,493	$1,630,655	$1,035,929	$2,243,900	$1,103,305	$182,619	$516,890	$10,302,791
Allowance related to loans evaluated collectively	$56,131	$20,061	$21,554	$37,277	$11,295	$1,502	$6,142	$153,962
Collective allowance to loans evaluated collectively ratio	1.56%	1.23%	2.08%	1.66%	1.02%	0.82%	1.19%	1.49%

The following table presents collateral dependent loans individually evaluated for credit losses with the associated allowances for credit losses by the applicable portfolio segment:

	2021
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Loans individually evaluated for credit losses with an allowance:
Non-accruing	$808	$79	$650	$4,849	$—	$—	$—	$6,386
Restructured accruing	—	—	—	613	—	—	—	613
Restructured non-accruing	336	—	—	2,175	—	—	—	2,511
Balance	$1,144	$79	$650	$7,637	$—	$—	$—	$9,510

Allowance	$213	$79	$504	$5,797	$—	$—	$—	$6,593

Loans individually evaluated for credit losses without an allowance:
Non-accruing	$3,498	$4,775	$—	$434	$—	$—	$—	$8,707
Restructured accruing	—	—	—	—	1,554	—	—	1,554
Restructured non-accruing	7,847	4,452	—	962	150	—	352	13,763
Balance	$11,345	$9,227	$—	$1,396	$1,704	$—	$352	$24,024

Total individually evaluated loans:
Non-accruing	$4,306	$4,854	$650	$5,283	$—	$—	$—	$15,093
Restructured accruing	—	—	—	613	1,554	—	—	2,167
Restructured non-accruing	8,183	4,452	—	3,137	150	—	352	16,274
Balance	$12,489	$9,306	$650	$9,033	$1,704	$—	$352	$33,534

Unpaid contractual principal balance	$12,857	$11,132	$695	$10,573	$2,778	$—	$364	$38,399

	2020
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Loans individually evaluated for credit losses with an allowance:
Non-accruing	$4,913	$—	$1,328	$11,178	$—	$—	$—	$17,419
Restructured accruing	—	—	—	589	—	—	—	589
Restructured non-accruing	699	—	—	2,010	—	—	—	2,709
Balance	$5,612	$—	$1,328	$13,777	$—	$—	$—	$20,717

Allowance	$1,273	$—	$603	$9,529	$—	$—	$—	$11,405

Loans individually evaluated for credit losses without an allowance:
Non-accruing	$39,615	$9,315	$13,716	$9,118	$—	$—	$—	$71,764
Restructured accruing	—	—	—	126	1,602	—	—	1,728
Restructured non-accruing	—	2,246	—	627	272	—	364	3,509
Balance	$39,615	$11,561	$13,716	$9,871	$1,874	$—	$364	$77,001

Total individually evaluated loans:
Non-accruing	$44,528	$9,315	$15,044	$20,296	$—	$—	$—	$89,183
Restructured accruing	—	—	—	715	1,602	—	—	2,317
Restructured non-accruing	699	2,246	—	2,637	272	—	364	6,218
Balance	$45,227	$11,561	$15,044	$23,648	$1,874	$—	$364	$97,718

Unpaid contractual principal balance	$49,920	$15,309	$16,040	$30,958	$3,225	$—	$364	$115,816

The following table presents average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	2021
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Average non-accrual loans for the period	$31,590	$9,444	$9,236	$12,678	$9,439	$36	$7,369	$79,792
Contractual interest income due on non-accrual loans during the period	$2,169	$555	$597	$1,096	$271	$2	$402	$5,092

	2020
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Average non-accrual loans for the period	$26,849	$6,605	$4,267	$16,532	$11,634	$—	$6,675	$72,562
Contractual interest income due on non-accrual loans during the period	$6,547	$2,741	$4,505	$2,858	$918	$—	$732	$18,301

There was no interest income recognized on non-accrual loans during the year ended December 31, 2021. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the year ended December 31, 2021, new loans placed on non-accrual status totaled $8.1 million and the related amount of reversed uncollected accrued interest was $0.2 million.

Credit Quality
The following tables provide information on the credit quality of the loan portfolio by segment at December 31 for the years indicated:

	2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
Loans placed on non-accrual	699	3,676	49	1,339	695	62	1,626	8,146
Non-accrual balances transferred to OREO	—	(257)	—	—	—	—	—	(257)
Non-accrual balances charged-off	(5,803)	(136)	(2,007)	(3,547)	—	—	(100)	(11,593)
Net payments or draws	(26,813)	(5,538)	(12,436)	(12,305)	(2,406)	(7)	(1,725)	(61,230)
Non-accrual loans brought current	(821)	—	—	—	(60)	—	(460)	(1,341)
Balance at end of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086

	2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$8,437	$4,148	$829	$8,450	$12,661	$—	$4,107	$38,632
PCD loans designated as non-accrual (1)	9,544	—	—	2,539	8	—	993	13,084
Loans placed on non-accrual	37,882	8,572	15,844	17,442	1,485	—	4,061	85,286
Non-accrual balances transferred to OREO	—	—	—	—	(70)	—	—	(70)
Non-accrual balances charged-off	(411)	—	—	(446)	(416)	—	(121)	(1,394)
Net payments or draws	(10,225)	(1,059)	(1,629)	(4,169)	(2,598)	—	(1,521)	(21,201)
Non-accrual loans brought current	—	(100)	—	(883)	(858)	—	(135)	(1,976)
Balance at end of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
(1)Upon the adoption of the CECL standard, the Company transitioned from closed pool level accounting for PCI loans during the first quarter of 2020. Non-accrual loans are determined based on the individual loan level and aggregated for reporting.

	2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$4,127,009	$1,680,635	$1,085,642	$1,471,669	$919,199	$197,597	$419,558	$9,901,309
30-59 days	1,656	86	1,802	753	5,157	—	3,021	12,475
60-89 days	192	854	—	379	2,662	—	410	4,497
Total performing loans	4,128,857	1,681,575	1,087,444	1,472,801	927,018	197,597	422,989	9,918,281
Non-performing loans:
Non-accrual loans	12,489	9,306	650	8,420	8,441	55	6,725	46,086
Loans greater than 90 days past due	—	—	—	—	557	—	—	557
Restructured loans	—	—	—	613	1,554	—	—	2,167
Total non-performing loans	12,489	9,306	650	9,033	10,552	55	6,725	48,810
Total loans	$4,141,346	$1,690,881	$1,088,094	$1,481,834	$937,570	$197,652	$429,714	$9,967,091

	2020
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$3,571,184	$1,624,265	$1,033,057	$2,238,617	$1,073,963	$182,557	$502,548	$10,226,191
30-59 days	14,046	6,390	29	4,859	16,213	—	5,275	46,812
60-89 days	4,130	—	2,843	263	2,709	62	2,047	12,054
Total performing loans	3,589,360	1,630,655	1,035,929	2,243,739	1,092,885	182,619	509,870	10,285,057
Non-performing loans:
Non-accrual loans	45,227	11,561	15,044	22,933	10,212	—	7,384	112,361
Loans greater than 90 days past due	133	—	—	161	480	—	—	774
Restructured loans	—	—	—	715	1,602	—	—	2,317
Total non-performing loans	45,360	11,561	15,044	23,809	12,294	—	7,384	115,452
Total loans	$3,634,720	$1,642,216	$1,050,973	$2,267,548	$1,105,179	$182,619	$517,254	$10,400,509

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

The following tables provide information about credit quality indicators by the year of origination:

	2021
	Term Loans by Origination Year						Revolving
(In thousands)	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial Investor R/E:
Pass	$1,391,969	$748,236	$616,761	$357,640	$328,327	$633,913	$19,239	$4,096,085
Special Mention	2,210	510	4,646	596	2,204	10,438	—	20,604
Substandard	807	336	4,308	8,568	10,064	574	—	24,657
Doubtful	—	—	—	—	—	—	—	—
Total	$1,394,986	$749,082	$625,715	$366,804	$340,595	$644,925	$19,239	$4,141,346
Current period gross charge-offs	$—	$—	$—	$903	$3,975	$924	$—	$5,802

Commercial Owner-Occupied R/E:
Pass	$360,169	$254,350	$319,348	$178,416	$172,354	$363,685	$1,149	$1,649,471
Special Mention	156	1,476	4,388	9,035	4,456	9,106	—	28,617
Substandard	1,968	1,800	4,028	2,265	354	2,378	—	12,793
Doubtful	—	—	—	—	—	—	—	—
Total	$362,293	$257,626	$327,764	$189,716	$177,164	$375,169	$1,149	$1,690,881
Current period gross charge-offs	$—	$—	$—	$136	$—	$—	$—	$136

Commercial AD&C:
Pass	$454,207	$226,332	$148,260	$87,934	$13,938	$—	$152,896	$1,083,567
Special Mention	2,888	—	—	—	—	—	989	3,877
Substandard	349	—	301	—	—	—	—	650
Doubtful	—	—	—	—	—	—	—	—
Total	$457,444	$226,332	$148,561	$87,934	$13,938	$—	$153,885	$1,088,094
Current period gross charge-offs	$—	$—	$—	$—	$2,007	$—	$—	$2,007

Commercial Business:
Pass	$403,871	$165,194	$137,069	$96,800	$55,100	$53,764	$533,893	$1,445,691
Special Mention	220	1,998	7,030	1,701	548	577	9,212	21,286
Substandard	3,777	3,262	2,609	797	811	2,065	1,536	14,857
Doubtful	—	—	—	—	—	—	—	—
Total	$407,868	$170,454	$146,708	$99,298	$56,459	$56,406	$544,641	$1,481,834
Current period gross charge-offs	$—	$—	$88	$1,674	$46	$2,236	$25	$4,069

Residential Mortgage:
Beacon score:
660-850	$246,612	$165,623	$46,925	$65,865	$102,628	$223,420	$—	$851,073
600-659	11,102	3,285	3,583	4,255	4,645	20,052	—	46,922
540-599	1,472	1,864	2,162	4,522	1,599	8,201	—	19,820
less than 540	452	4,293	1,575	1,829	2,079	9,527	—	19,755
Total	$259,638	$175,065	$54,245	$76,471	$110,951	$261,200	$—	$937,570
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Construction:
Beacon score:
660-850	$134,335	$45,890	$8,063	$2,078	$1,347	$1,160	$—	$192,873
600-659	1,922	—	650	—	—	—	—	2,572
540-599	—	—	—	—	—	462	—	462
less than 540	1,745	—	—	—	—	—	—	1,745
Total	$138,002	$45,890	$8,713	$2,078	$1,347	$1,622	$—	$197,652
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$3,179	$1,393	$3,130	$3,060	$1,648	$26,156	$350,466	$389,032
600-659	352	123	324	716	430	4,906	14,119	20,970
540-599	58	8	311	160	89	2,809	4,926	8,361
less than 540	88	58	536	544	98	3,101	6,926	11,351
Total	$3,677	$1,582	$4,301	$4,480	$2,265	$36,972	$376,437	$429,714
Current period gross charge-offs	$—	$—	$7	$2	$—	$106	$184	$299
Total loans	$3,023,908	$1,626,031	$1,316,007	$826,781	$702,719	$1,376,294	$1,095,351	$9,967,091

	2020
	Term Loans by Origination Year						Revolving
(In thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial Investor R/E:
Pass	$910,426	$763,214	$448,406	$448,698	$469,077	$498,384	$33,531	$3,571,736
Special Mention	11,044	—	4,879	833	269	27	—	$17,052
Substandard	589	4,245	13,649	20,619	673	6,157	—	$45,932
Doubtful	—	—	—	—	—	—	—	$—
Total	$922,059	$767,459	$466,934	$470,150	$470,019	$504,568	$33,531	$3,634,720
Current period gross charge-offs	$—	$388	$—	$—	$—	$23	$—	$411

Commercial Owner-Occupied R/E:
Pass	$285,310	$385,058	$234,578	$192,634	$204,925	$306,840	$1,664	$1,611,009
Special Mention	2,290	—	3,027	4,742	134	4,079	—	$14,272
Substandard	1,610	4,335	2,065	465	219	8,009	—	$16,703
Doubtful	—	—	—	—	—	232	—	$232
Total	$289,210	$389,393	$239,670	$197,841	$205,278	$319,160	$1,664	$1,642,216
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$485,631	$261,537	$149,703	$50,192	$89	$2,357	$80,764	$1,030,273
Special Mention	1,711	—	—	—	—	—	—	$1,711
Substandard	1,439	891	—	13,816	2,843	—	—	$18,989
Doubtful	—	—	—	—	—	—	—	$—
Total	$488,781	$262,428	$149,703	$64,008	$2,932	$2,357	$80,764	$1,050,973
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$1,244,822	$208,682	$138,861	$86,830	$34,498	$81,760	$433,016	$2,228,469
Special Mention	1,929	1,382	1,119	708	309	621	4,319	$10,387
Substandard	2,914	4,564	3,519	1,631	2,745	3,456	1,829	$20,658
Doubtful	106	995	849	36	1,284	1,852	2,912	$8,034
Total	$1,249,771	$215,623	$144,348	$89,205	$38,836	$87,689	$442,076	$2,267,548
Current period gross charge-offs	$—	$—	$23	$160	$103	$205	$—	$491

Residential Mortgage:
Beacon score:
660-850	$229,033	$74,054	$138,824	$172,493	$129,701	$251,065	$—	$995,170
600-659	4,824	7,706	10,763	11,719	8,173	21,424	—	$64,609
540-599	350	1,238	5,219	2,608	4,791	10,167	—	$24,373
less than 540	2,702	2,108	3,576	2,150	892	9,599	—	$21,027
Total	$236,909	$85,106	$158,382	$188,970	$143,557	$292,255	$—	$1,105,179
Current period gross charge-offs	$—	$—	$—	$—	$11	$473	$—	$484

Residential Construction:
Beacon score:
660-850	$112,604	$44,647	$14,543	$2,805	$1,693	$—	$172	$176,464
600-659	1,743	3,189	—	—	—	—	—	$4,932
540-599	—	—	—	—	369	—	—	$369
less than 540	854	—	—	—	—	—	—	$854
Total	$115,201	$47,836	$14,543	$2,805	$2,062	$—	$172	$182,619
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$2,575	$4,609	$5,112	$2,110	$2,614	$24,444	$417,737	$459,201
600-659	374	445	334	428	467	5,401	21,052	$28,501
540-599	89	1,216	294	339	601	3,926	6,153	$12,618
less than 540	751	160	525	785	532	2,826	11,355	$16,934
Total	$3,789	$6,430	$6,265	$3,662	$4,214	$36,597	$456,297	$517,254
Current period gross charge-offs	$—	$13	$123	$8	$1	$140	$148	$433
Total loans	$3,305,720	$1,774,275	$1,179,845	$1,016,641	$866,898	$1,242,626	$1,014,504	$10,400,509

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Year Ended December 31, 2021
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$—	$—	$—
Restructured non-accruing	9,594	3,157	—	1,824	—	14,575
Balance	$9,594	$3,157	$—	$1,824	$—	$14,575

Specific allowance	$—	$—	$—	$461	$—	$461

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2020
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$380	$549	$929
Restructured non-accruing	723	930	—	1,951	—	3,604
Balance	$723	$930	$—	$2,331	$549	$4,533

Specific allowance	$65	$—	$—	$955	$—	$1,020

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

At December 31, 2021, TDR loans totaled $18.4 million, of which $2.2 million were accruing and $16.2 million were non-accruing. There were no commitments to lend additional funds on loans classified as TDRs as of December 31, 2021. TDR loans at December 31, 2020 totaled $8.5 million, of which $2.3 million were accruing and $6.2 million were non-accruing. Commitments to lend additional funds on TDR loans at December 31, 2020 were insignificant.

During the year ended December 31, 2021, the Company restructured $14.6 million in loans that were designated as TDRs. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the principal in the associated loan balances. TDR loans are subject to periodic credit reviews to determine the necessity and appropriateness of an individual credit loss allowance based on the collectability of the recorded investment in the TDR loan. Loans restructured during 2021 had individual reserves of $0.5 million at December 31, 2021. For the year ended December 31, 2020, the Company restructured $4.5 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2020 had specific reserves of $1.0 million at December 31, 2020.

For more information on the accounting policies for TDRs see Note 1.

Other Real Estate Owned
OREO totaled $1.0 million and $1.5 million at December 31, 2021 and 2020, respectively. There was one consumer mortgage loan secured by residential real estate property with the total amount of $0.1 million for which formal foreclosure proceedings were in process as of December 31, 2021.

NOTE 7 – PREMISES AND EQUIPMENT
Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2021	2020
Land	$21,164	$13,262
Buildings and leasehold improvements	70,193	70,776
Equipment	48,889	49,614
Total premises and equipment	140,246	133,652
Less: accumulated depreciation and amortization	(80,561)	(75,932)
Net premises and equipment	$59,685	$57,720

Depreciation and amortization expense for premises and equipment amounted to $7.9 million, $8.5 million, and $7.2 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table provides information regarding the Company's leases as of the dates indicated:

	Year Ended
	2021	2020
Components of lease expense:
Operating lease cost (resulting from lease payments)	$12,304	$12,453

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$12,930	$13,571
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$803	$871
Acquisitions	$—	$7,720

	As of
	December 31, 2021	December 31, 2020
Supplemental balance sheet information related to leases:
Operating lease ROU assets	$57,872	$65,215
Operating lease liabilities	$67,138	$74,982

Other information related to leases:
Weighted average remaining lease term of operating leases	9.0 years	9.5 years
Weighted average discount rate of operating leases	2.92%	3.04%

The Company added two locations from the acquisition of RPJ during the first quarter of 2020. The associated new ROU assets obtained in exchange for lease obligations totaled $0.3 million.

On April 1, 2020, in conjunction with the acquisition of Revere, the Company added 15 additional operating leases (at 12 locations). The associated new ROU assets of $7.4 million obtained in exchange for lease obligations of $8.7 million was recorded at the close of the acquisition. The ROU assets recorded at acquisition included $1.1 million for acquisition related unfavorable fair value marks and a tenant allowance of $0.2 million. During the three months ended June 30, 2020, subsequent to and resulting from the acquisition, the Company determined that due to market overlap and other synergies, the Company would more likely than not terminate seven of the acquired leases, comprised of six branch locations and one office space location. The decision resulted in an impairment charge of $2.3 million, which was recorded to merger and acquisition expense in the Consolidated Statements of Income during the second quarter of 2020. The Company estimated the fair value of the leases to be equal to the cash payments remaining between the impairment date and the anticipated abandonment date. There was no impairment charge recorded during 2021.

As of December 31, 2021, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
One year	$11,493
Two years	11,484
Three years	9,580
Four years	7,758
Five years	6,924
Thereafter	30,571
Total undiscounted lease payments	77,810
Less: Present value discount	(10,672)
Lease Liability	$67,138

The Company recognized a lease liability of $0.9 million and ROU asset of $0.7 million for one operating lease that has not yet commenced operations at December 31, 2021, and is expected to commence operations during the first quarter of 2022. This ROU asset includes approximately $0.1 million of tenant allowance for improvements to the space. The Company does not have any lease arrangements with any of its related parties as of December 31, 2021.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2021			Weighted	2020			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(12,624)	$16,414	7.4 years	$29,038	$(7,969)	$21,069	8.4 years
Other identifiable intangibles	13,906	(4,400)	9,506	9.7 years	13,906	(2,454)	11,452	10.7 years
Total amortizing intangible assets	$42,944	$(17,024)	$25,920		$42,944	$(10,423)	$32,521

Goodwill	$370,223		$370,223		$370,223		$370,223

The following table presents the net carrying amount of goodwill by segment for the periods indicated:

(In thousands)	Community Banking	Insurance	Investment Management	Total
Balance December 31, 2019	$331,173	$6,788	$9,188	$347,149
Acquisition of Rembert Pendleton Jackson	—	—	22,559	22,559
Acquisition of Revere Bank	515	—	—	515
Balance December 31, 2020	331,688	6,788	31,747	370,223
No Activity	—	—	—	—
Balance December 31, 2021	$331,688	$6,788	$31,747	$370,223

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2022	$5,844
2023	5,089
2024	4,333
2025	3,567
2026	2,732
Thereafter	4,355
Total amortizing intangible assets	$25,920

NOTE 10 – DEPOSITS
The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2021	2020
Noninterest-bearing deposits	$3,779,630	$3,325,547
Interest-bearing deposits:
Demand	1,604,714	1,292,164
Money market savings	3,415,663	3,339,645
Regular savings	533,862	418,051
Time deposits of less than $250,000	910,464	1,180,636
Time deposits of $250,000 or more	380,398	477,026
Total interest-bearing deposits	6,845,101	6,707,522
Total deposits	$10,624,731	$10,033,069

Demand deposit overdrafts reclassified as loan balances were $1.8 million and $13.1 million at December 31, 2021 and 2020, respectively. Overdraft charge-offs and recoveries are reflected in the allowance for credit losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2022	$1,002,132
2023	165,131
2024	89,074
2025	16,464
2026	17,881
Thereafter	180
Total time deposits	$1,290,862

The Company's time deposits of less than $250,000 represented 8.6% of total deposits and time deposits of $250,000 or more represented 3.6% of total deposits at December 31, 2021 and are presented by maturity in the following table:

	Months to Maturity
(In thousands)	3 or Less	Over 3 to 6	Over 6 to 12	Over 12	Total
Time deposits - less than $250,000	$277,975	$226,476	$215,245	$190,768	$910,464
Time deposits - $250,000 or more	$88,510	$93,719	$100,207	$97,962	$380,398

Interest expense on time deposits of less than $250,000 amounted to $6.0 million, $16.5 million, and $20.8 million and interest expense on time deposits of $250,000 of more amounted to $3.0 million, $10.7 million, and $13.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Deposits received in the ordinary course of business from the directors and officers of the Company and their related interests amounted to $89.5 million and $73.4 million for the years ended December 31, 2021 and 2020, respectively.

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

The Company assumed $10.3 million in callable junior subordinated debt securities with an associated purchase premium at acquisition of $0.1 million in conjunction with the acquisition of WashingtonFirst. During the first quarter of 2020, the Company redeemed all $10.3 million of the outstanding principal balance of the callable junior subordinated debt securities.

The following table provides information on subordinated debentures for the period indicated:

(In thousands)	2021	2020
Fixed to floating rate sub debt, 4.25%	$175,000	$175,000
WashingtonFirst sub debt	—	25,000
Revere fixed to floating rate sub debt	—	31,000
Total subordinated debt	175,000	231,000
Less: Subordinated debt held as investments by Sandy Spring	—	(3,000)
Add: Purchase accounting premium	—	1,669
Less: Debt issuance costs	(2,288)	(2,581)
Net subordinated debt	172,712	227,088
Long-term borrowings	$172,712	$227,088

Other Borrowings
Information relating to retail repurchase agreements and federal funds purchased is presented in the following table at and for the years ending December 31:

	2021		2020
(Dollars in thousands)	Amount	Rate	Amount	Rate
End of period:
Retail repurchase agreements	$141,086	0.12%	$153,157	0.11%
Federal funds purchased	—	—	390,000	0.10
Average for the year:
Retail repurchase agreements	$143,734	0.12%	$142,283	0.32%
Federal funds purchased	15,154	0.08	367,240	0.41
Maximum month-end balance:
Retail repurchase agreements	$154,413		$153,157
Federal funds purchased	60,000		921,289

The Company pledges U.S. Agencies securities, based upon their market values, as collateral for greater than 102.5% of the principal of its retail repurchase agreements.

At December 31, 2021, the Company had an available line of credit with the FHLB under which its borrowings are limited to $3.9 billion based on pledged collateral at prevailing market interest rates, with no outstanding borrowings against it. At December 31, 2020, lines of credit totaled $3.0 billion based on pledged collateral with $379.1 million borrowed against the line. During the year ended December 31, 2021, the Company early repaid $279.0 million of FHLB advances, resulting in a prepayment penalty of $9.1 million, which was recorded in other non-interest expense in the Consolidated Statements of Income.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $829.1 million, commercial real estate loans amounting to $3.1 billion, home equity lines of credit (“HELOC”) amounting to $224.4 million and multifamily loans amounting to $333.4 million at December 31, 2021 as collateral under the borrowing agreement with the FHLB. At December 31, 2020, the Company had pledged collateral of qualifying mortgage loans of $1.0 billion, commercial real estate loans of $2.8 billion, HELOC loans of $226.2 million and multifamily loans of $237.6 million under the FHLB borrowing agreement.

The Company also had secured lines of credit available from the Federal Reserve and correspondent banks of $509.4 million and $276.2 million at December 31, 2021 and 2020, respectively, collateralized by loans, with no borrowings outstanding at the end of either period. In addition, the Company had unsecured lines of credit with correspondent banks of $1.3 billion and $1.1 billion at

December 31, 2021 and 2020. Of the unsecured lines of credit available there were no outstanding borrowings at December 31, 2021 and $390.0 million outstanding borrowings at December 31, 2020.

At December 31, 2021, the Company did not have any borrowings outstanding under the Paycheck Protection Program Liquidity Facility ("PPPLF").

Advances from the FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2021		2020
(Dollars in thousands)	Amounts	Weighted Average Rate	Amounts	Weighted Average Rate
Maturity:
One year	$—	—%	$230,243	2.39%
Two years	—	—	76,332	2.37
Three years	—	—	72,500	3.12
Four years	—	—	—	—
Five years	—	—	—	—
After five years	—	—	—	—
Total advances from FHLB	$—	—	$379,075	2.52

NOTE 12 – STOCKHOLDERS’ EQUITY
The Company’s Articles of Incorporation authorize 100,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company maintains an employee stock purchase plan (the “Purchase Plan”) that enables employees to purchase up to $25,000 of Company common stock each year at a discount. The Purchase Plan, which was initially authorized on July 1, 2011, was amended and restated as of November 18, 2020. As part of the amendment and restatement, an additional 700,000 shares of common stock were reserved to be issued, which is in addition to the 300,000 shares of common stock authorized for purchase under the previous version of the Purchase Plan. Under the Purchase Plan, shares are purchased at 85% of the lower of the fair market value of the common stock on the offering date or the purchase date, as defined in the Purchase Plan. Contributions are made through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors. At December 31, 2021, there were 647,455 shares available for issuance under this Purchase Plan.

In December 2020, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to 2,350,000 shares of common stock. During 2021, the Company repurchased and retired all 2,350,000 shares of common stock at an average price of $45.65 per share for a total cost of $107.3 million. Under the previous stock repurchase plan that was approved in 2018 and expired in December 2020, the Company was authorized to repurchase up to 1,800,000 shares. During 2020, the Company repurchased and retired 820,328 common shares for the total cost of $25.7 million. Cumulatively under the previous plan, as of December 31, 2020, the Company repurchased and retired 1,488,519 shares of its common stock at an average price of $33.58 per share for a total cumulative cost of $50.0 million.

The Company has a dividend reinvestment plan that is sponsored and administered by Computershare as independent agent, which enables current shareholders as well as first-time buyers to purchase and sell common stock of Sandy Spring Bancorp, Inc. directly through Computershare. Participants may reinvest cash dividends and make periodic supplemental cash payments to purchase additional shares.

Bank and bank holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restrictions on extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2021, the

Bank could have paid additional dividends of $126.6 million to its parent company without regulatory approval. There were no loans outstanding between the Bank and the Company at December 31, 2021 and 2020, respectively.

NOTE 13 – SHARE BASED COMPENSATION
At December 31, 2021, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance share units ("PSUs") to selected directors and employees on a periodic basis at the discretion of the Company’s board of directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 794,433 shares are available for issuance at December 31, 2021, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Awards of share-based compensation typically vest in equal increments either over three or five year vesting periods on the grant date anniversary. Settlement of share-based incentive awards is generally through the issuance of previously unissued shares of common stock. The Company discontinued issuing stock options in 2018.

The value associated with the grant of RSAs is determined by multiplying the fair market value of the Company's common stock on the grant date by the number of shares awarded. Employees have the right to vote the shares and receive cash or stock dividends for the unvested RSAs. Non-vested shares of restricted stock awards are considered participating securities that have an immaterial impact on the computation of earnings per share. Any non-vested shares are subject to forfeiture upon termination of employment. A portion of the total RSAs granted in 2019 were based on the relative market performance of the Company's stock with another portion based on the financial performance of the Company. Compensation expense for awards based on the market performance of the Company's stock is based on their fair value determined using a probability based Monte-Carlo simulation valuation model. The expense on those awards is recognized regardless of whether the criteria for vesting is achieved. Compensation expense related to the achievement of performance criteria is variable and based on the fair market value of the Company's common stock and an assessment of the probability of achieving specified metrics and is adjusted periodically. Ultimately, the number of awards that vest can range from zero to 150% of the grant amount based on the achievement level compared to the specified performance or market-based criteria.

PSUs may be granted annually and are subject to the Company's achievement of specified performance criteria over a three year period. The value of the PSU grant is determined by multiplying the fair market value of the Company's common stock on the grant date by the total initial number of shares awarded. A portion of the total PSUs granted in 2020 were based on the relative market performance of the Company's stock with another portion based on the financial performance of the Company. Compensation expense for awards based on the market performance of the Company's stock is based on their fair value determined using a probability based Monte-Carlo simulation valuation model. The expense on those awards is recognized regardless of whether the criteria for vesting is achieved. Compensation expense related to the achievement of specified performance criteria is variable and based on the fair market value of the Company's common stock and an assessment of the probability of achieving specified metrics and is adjusted periodically. Beginning in 2021, the PSU's granted annually are based on the Company's return on tangible common equity ("ROTCE") compared to a specified peer group's ROTCE over a three year period. The number of awards that vest can range from zero to 150% of the grant amount based on the achievement level compared to the specified performance or market-based criteria. Dividends that accrue during the vesting period are reinvested in dividend equivalent share units. PSUs and the related dividend equivalent share units are converted into shares of common stock at vesting. Upon qualifying employee retirement, shares can continue to vest through the initial grant period should the vesting criteria continue to be met. PSUs are not considered participating securities and do not impact the computation of earnings per share.

Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises. Compensation expense is based on the fair value of the options using the following assumptions in the Black-Scholes binomial option-pricing model. The dividend yield is based on the estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is generally based on historical volatility. The expected term of share options granted is generally derive from historical experience.

All stock compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grants or performance share units. Compensation associated with the performance share units is variable in nature based on the probability of achieving specific criteria. Compensation expense of $5.3 million, $3.9 million, and $2.9 million was recognized for the years ended December 31, 2021, 2020 and 2019, respectively, related to the awards of stock options, restricted stock grants, restricted stock unit grants and performance share unit grants. The intrinsic value for the stock options exercised was $8.0 million, $0.4 million, and $0.2 million in the years ended December 31, 2021, 2020 and 2019, respectively. There was no unrecognized compensation cost related to stock options at December 31, 2021. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $8.2 million at December 31, 2021. That cost is expected to be recognized over a weighted average period of approximately 2.1 years.

During the year ended December 31, 2021, the Company granted 128,557 restricted shares, restricted stock units and performance share units under the Omnibus Incentive Plan, of which 32,728 units are subject to achievement of certain performance conditions measured over a three-year performance period and 95,829 are restricted shares or units subject to a three year vesting schedule.

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2021	430,038	$14.97		$6,828
Granted	—	$—
Exercised	(270,297)	$13.67		$7,979
Forfeited	—	$—
Expired	—	$—
Balance at December 31, 2021	159,741	$17.18	2.4 years	$5,264

Exercisable at December 31, 2021	159,741	$17.18	2.4 years	$5,264

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

(In dollars, except share data):	Number of Common Shares	Weighted Average Grant-Date Fair Value
Restricted stock at January 1, 2021	391,683	$29.50
Granted	128,557	$41.05
Vested	(119,228)	$31.48
Forfeited/ cancelled	(10,492)	$31.93
Restricted stock at December 31, 2021	390,520	$32.67
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

The Pension Plan’s funded status at December 31 is as follows:

(In thousands)	2021	2020
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$52,426	$45,497
Interest cost	1,269	1,437
Actuarial (gain)/ loss	(22)	290
Benefit payments	(1,115)	(1,470)
Increase/ (decrease) related to change in assumptions	(2,040)	6,672
Settlement - lump sum payments	(2,439)	—
Projected obligation at December 31	48,079	52,426
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	48,357	43,457
Actual return on plan assets	(596)	6,370
Employer contributions	1,000	—
Benefit payments	(1,115)	(1,470)
Settlement - lump sum payments	(2,439)	—
Fair value of plan assets at December 31	$45,207	$48,357

Funded status at December 31	$(2,872)	$(4,069)

Accumulated benefit obligation at December 31	$48,079	$52,426

Unrecognized net actuarial loss	$11,030	$12,719
Net periodic pension cost not yet recognized	$11,030	$12,719

Weighted average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2021	2020	2019
Discount rate	2.80%	2.50%	3.25%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2021	2020	2019
Interest cost on projected benefit obligation	$1,269	$1,437	$1,609
Expected return on plan assets	(1,247)	(1,821)	(1,647)
Recognized net actuarial loss	909	874	1,059
Settlement charge	560	—	—
Net periodic benefit cost	$1,491	$490	$1,021

Components of the net periodic benefit cost are recorded in salaries and employee benefits expense in the Consolidated Statement of Income.

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2021	2020	2019
Discount rate	2.50%	3.25%	4.15%
Expected return on plan assets	3.25%	4.75%	5.00%
Rate of compensation increase	N/A	N/A	N/A

The expected rate of return on assets of 3.25% reflects the Pension Plan’s predominant investment of assets in fixed income mutual funds and was developed as a weighted average rate based on the target asset allocation of the Plan. Key economic inputs used included future inflation, economic growth, and interest rate environment.

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

(In thousands)	Unrecognized Net Loss
Included in accumulated other comprehensive loss at January 1, 2019	$12,352
Reductions during the year	(5,176)
Reclassifications due to recognition as net periodic pension cost	(1,059)
Increase related to change in assumptions	5,060
Included in accumulated other comprehensive loss as of December 31, 2019	11,177
Reductions during the year	(4,256)
Reclassifications due to recognition as net periodic pension cost	(874)
Increase related to change in assumptions	6,672
Included in accumulated other comprehensive loss as of December 31, 2020	12,719
Additions during the year	1,842
Reclassifications due to recognition as net periodic pension cost	(909)
Settlement charge	(560)
Decrease related to change in assumptions	(2,062)
Included in accumulated other comprehensive loss as of December 31, 2021	11,030
Applicable tax effect	(2,827)
Included in accumulated other comprehensive loss net of tax effect at December 31, 2021	$8,203

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$674

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2021	2020	2019
Net actuarial loss	$11,030	$12,719	$11,177
Net periodic benefit cost not yet recognized	$11,030	$12,719	$11,177

Pension Plan Assets
The Company’s Pension Plan weighted average allocations at December 31 are presented in the following table:

	2021	2020
Asset Category:
Equity Securities Mutual Funds	11.5%	11.6%
Fixed Income Mutual Funds	88.5%	88.4%
Total pension plan assets	100.0%	100.0%

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

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 70% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets. Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased. The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio. Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years. Fixed income investments must carry an “A” or better rating by a recognized credit rating agency. Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio. The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited. Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted. Foreign currency-denominated debt instruments are not permitted. At December 31, 2021, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by the Federal Deposit Insurance Corporation ("FDIC") insurance available to the participants of the Pension Plan and collateral pledged for any such amount that may not be covered by FDIC insurance. Investment performance is measured against industry accepted benchmarks. The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values
The fair values of the Company’s Pension Plan assets by asset category at December 31 are presented in the following tables:

	2021
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual funds:
Large cap U.S. equity funds	$2,231	$575	$—	$2,806
Small/Mid cap U.S. equity funds	—	1,536	—	1,536
International equity funds	875	—	—	875
Short-term fixed income funds	9,558	30,432	—	39,990
Total mutual funds	12,664	32,543	—	45,207
Total pension plan assets	$12,664	$32,543	$—	$45,207

	2020
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual funds:
Large cap U.S. equity funds	$2,779	$543	$—	$3,322
Small/Mid cap U.S. equity funds	—	1,124	—	1,124
International equity funds	1,183	—	—	1,183
Short-term fixed income funds	—	4,299	—	4,299
Fixed income funds	10,724	27,705	—	38,429
Total mutual funds	14,686	33,671	—	48,357
Total pension plan assets	$14,686	$33,671	$—	48,357

Contributions
The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the Pension Plan is currently frozen, the remaining investment horizon of the Pension Plan. After consideration of these factors, the Company made a $1.0 million contribution in 2021. Management continues to monitor the funding level of the Pension Plan and may make contributions as necessary during 2022.

Estimated Future Benefit Payments
Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December 31 are presented in the following table:

(In thousands)	Pension Benefits
2022	$3,210
2023	1,990
2024	3,240
2025	2,330
2026	3,160
Thereafter	14,540

Sandy Spring Bank 401(k) Plan
The Sandy Spring Bank 401(k) Plan (“the 401(k)”) is voluntary and covers all eligible employees after 90 days of service. The 401(k) provides that employees contributing to the 401(k) receive a matching contribution of 100% of the first 4% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company matching contribution vests immediately. The 401(k) permits employees to purchase shares of the Company’s common stock with their 401(k) contributions, Company match, and other contributions under the 401(k). The Company’s matching contribution to the 401(k), which is included in salaries and employee benefits in non-interest expenses in the Consolidated Statements of Income, totaled $6.0 million, $5.3 million, and $4.1 million in 2021, 2020 and 2019, respectively.

Executive Incentive Retirement Plan
The Executive Incentive Retirement Plan ("Executive Plan") is a non-qualified deferred compensation defined contribution plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. This level of performance is determined annually by the board of directors. Benefit costs related to the Executive Plan included in salaries and employee benefits in non-interest expenses in the Consolidated Statements of Income for 2021, 2020 and 2019 were $0.7 million, $0.6 million, and $0.5 million, respectively.

NOTE 15 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE
Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2021	2020	2019
Letter of credit fees	$910	$710	$389
Extension fees	811	1,967	1,287
Swap fee income	511	1,607	1,932
Prepayment penalty fees	3,216	961	404
Other income	9,869	3,976	4,768
Total other non-interest income	$15,317	$9,221	$8,780

(In thousands)	2021	2020	2019
Postage and delivery	$1,906	$1,624	$1,502
Communications	2,508	2,729	2,414
Loss on FHLB redemption	9,117	5,928	—
Mortgage processing expense, net	1,504	1,381	817
Online services	2,209	1,591	1,375
Provision for credit losses on unfunded loan commitments	(1,236)	1,576	—
Franchise taxes	1,644	1,574	1,307
Insurance	1,586	1,311	1,113
Card transaction expense	1,183	1,083	1,031
Office supplies	742	912	957
Other expenses	13,229	10,894	9,910
Total other non-interest expense	$34,392	$30,603	$20,426

NOTE 16 – INCOME TAXES
The following table provides the components of income tax expense for the years ended December 31:

(In thousands)	2021	2020	2019
Current income taxes:
Federal	$48,445	$43,115	$28,404
State	15,850	13,785	6,598
Total current	64,295	56,900	35,002
Deferred income taxes:
Federal	9,634	(22,793)	234
State	2,623	(6,636)	1,192
Total deferred	12,257	(29,429)	1,426
Total income tax expense	$76,552	$27,471	$36,428

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2017 are open to examination. The examination by the District of Columbia for the tax years 2017-2019 was finalized in 2021 with no adjustments.

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:

(In thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$27,980	$42,231
Lease liability	17,280	19,192
Employee benefits	7,740	6,108
Unrealized losses on pension plan	2,827	3,249
Deferred loan fees and costs	3,879	4,486
Equity based compensation	1,636	1,856
Unrealized losses on investments available-for-sale	121	—
Losses on other real estate owned	21	203
Other than temporary impairment	76	75
Loan and deposit premium/discount	553	1,081
Reserve for recourse loans	223	546
Net operating loss carryforward	2,023	1,475
Other	207	181
Gross deferred tax assets	64,566	80,683
Valuation allowance	(2,137)	(1,479)
Net deferred tax asset	62,429	79,204

Deferred tax liabilities:
Right of use asset	(14,888)	(16,693)
Unrealized gains on investments available-for-sale	—	(9,684)
Pension plan costs	(2,092)	(2,211)
Depreciation	(2,552)	(2,950)
Intangible assets	(5,653)	(6,894)
Bond accretion	(78)	(195)
Section 481 adjustments	—	(669)
Fair value acquisition adjustments	(624)	(555)
Other	(626)	(567)
Gross deferred tax liabilities	(26,513)	(40,418)
Net deferred tax asset	$35,916	$38,786

The Company has approximately $29.9 million of state net operating loss carryover which begins to expire in 2032. The Company believes that it is more likely than not that the future benefit from the state net operating loss carryover will not be realized. As such, there is a valuation allowance on the deferred tax assets of the jurisdictions in which those net operating losses relate.

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2021		2020		2019
	Amount	Percentage of Pre-Tax Income	Amount	Percentage of Pre-Tax Income	Amount	Percentage of Pre-Tax Income
Income tax expense at federal statutory rate	$65,448	21.0%	$26,130	21.0%	$32,101	21.0%
Increase/ (decrease) resulting from:
Tax exempt income, net	(2,271)	(0.7)	(2,472)	(2.0)	(2,101)	(1.4)
Bank-owned life insurance	(602)	(0.2)	(567)	(0.5)	(665)	(0.4)
State income taxes, net of federal income tax benefits	14,593	4.7	5,648	4.5	6,154	4.0
Federal tax law change	—	—	(1,764)	(1.4)	—	—
Other, net	(616)	(0.2)	496	0.5	939	0.6
Total income tax expense and rate	$76,552	24.6%	$27,471	22.1%	$36,428	23.8%

Under the CARES Act, which was enacted on March 27, 2020, net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 can be carried back five tax years preceding the tax year in which the loss originated. During the prior year, the Company utilized net operating losses acquired as a part of the 2018 WashingtonFirst acquisition. Following the passage of the CARES Act, the Company carried back WashingtonFirst's 2018 net operating loss to tax years 2013 through 2015. As a result, the Company recorded a tax benefit of $1.8 million for 2020 due to the federal statutory rates for the 2013, 2014 and 2015 tax years being higher than the 2018 tax year.

NOTE 17 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2021	2020	2019
Net income	$235,107	$96,953	$116,433
Less: Distributed and undistributed earnings allocated to participating securities	(1,508)	(783)	(762)
Net income attributable to common shareholders	$233,599	$96,170	$115,671

Total weighted average outstanding shares	46,995	44,312	35,797
Less: Weighted average participating securities	(304)	(365)	(235)
Basic weighted average common shares	46,691	43,947	35,562
Dilutive weighted average common stock equivalents	208	185	56
Diluted weighted average common shares	46,899	44,132	35,618

Basic net income per common share	$5.00	$2.19	$3.25
Diluted net income per common share	$4.98	$2.18	$3.25

Anti-dilutive shares	—	17	9

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) for the periods indicated:

(In thousands)	Unrealized Gains/ (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2019	$(6,630)	$(9,124)	$(15,754)
Period change, net of tax	10,630	792	11,422
Balance at December 31, 2019	4,000	(8,332)	(4,332)
Period change, net of tax	24,175	(1,138)	23,037
Balance at December 31, 2020	28,175	(9,470)	18,705
Period change, net of tax	(28,511)	1,267	(27,244)
Balance at December 31, 2021	$(336)	$(8,203)	$(8,539)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Unrealized gains/ (losses) on investments available-for-sale:
Affected line item in the Consolidated Statements of Income:
Investment securities gains	$212	$467	$77
Income before taxes	212	467	77
Tax expense	(54)	(120)	(20)
Net income	$158	$347	$57

Amortization of defined benefit pension plan items:
Affected line item in the Consolidated Statements of Income:
Recognized actuarial loss (1)	$(909)	$(874)	$(1,059)
Settlement charge (1)	(560)	—	—
Income before taxes	(1,469)	(874)	(1,059)
Tax benefit	376	223	277
Net loss	$(1,093)	$(651)	$(782)
(1)This amount is included in the computation of net periodic benefit cost, see Note 14.

NOTE 19 - DERIVATIVES
The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The swap positions are offset to minimize the potential impact on the Company’s financial statements. Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Any amounts due to the Company will be expected to be collected from the borrower. Management reviews this credit exposure on a quarterly basis. At December 31, 2021 and 2020, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance and therefore no component of credit loss was factored into the valuation of the swaps.

A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2021
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$198,126	$(5,880)	8.7 years	2.21%	3.73%
Pay variable/receive fixed swaps	198,126	5,880	8.7 years	3.73%	2.21%
Total swaps	$396,252	$—	8.7 years	2.97%	2.97%

	2020
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$160,261	$(9,183)	8.7 years	2.39%	3.72%
Pay variable/receive fixed swaps	160,261	9,183	8.7 years	3.72%	2.39%
Total swaps	$320,522	$—	8.7 years	3.06%	3.06%

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

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2021	2020
Commercial real estate development and construction	$621,725	$871,290
Residential real estate-development and construction	885,806	94,096
Real estate-residential mortgage	54,072	335,288
Lines of credit, principally home equity and business lines	2,096,874	1,947,706
Standby letters of credit	70,642	71,777
Total commitments to extend credit and available credit lines	$3,729,119	$3,320,157

As of December 31, 2021, the total reserve for unfunded commitments was $0.3 million as compared to $1.6 million at December 31, 2020, and is accounted for in other liabilities in the Consolidated Statements of Financial Condition. See Note 1 for more information on the accounting policy for the allowance for unfunded commitments.

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

	2021
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale (1)	$—	$39,409	$—	$39,409
Investments available-for-sale:
U.S. government agencies	—	68,539	—	68,539
State and municipal	—	326,402	—	326,402
Mortgage-backed and asset-backed	—	1,070,955	—	1,070,955
Corporate debt	—	—	—	—
Total available-for-sale securities	—	1,465,896	—	1,465,896
Interest rate swap agreements	—	5,880	—	5,880
Total assets	$—	$1,511,185	$—	$1,511,185

Liabilities
Interest rate swap agreements	$—	$(5,880)	$—	$(5,880)
Total liabilities	$—	$(5,880)	$—	$(5,880)

(1)The outstanding principal balance for residential loans held for sale as of December 31, 2021 was $38.2 million.

	2020
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale (1)	$—	$78,294	$—	$78,294
Investments available-for-sale:
U.S. government agencies	—	43,297	—	43,297
State and municipal	—	390,367	—	390,367
Mortgage-backed and asset-backed	—	904,432	—	904,432
Corporate debt	—	—	9,925	9,925
Total available-for-sale securities	—	1,338,096	9,925	1,348,021
Interest rate swap agreements	—	9,183	—	9,183
Total assets	$—	$1,425,573	$9,925	$1,435,498

Liabilities
Interest rate swap agreements	$—	$(9,183)	$—	$(9,183)
Total liabilities	$—	$(9,183)	$—	$(9,183)

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

The following table provides activity of assets reported as Level 3 for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2021	$9,925
Transfer into Level 3 assets	—
Additions of Level 3 assets	—
Sales of Level 3 assets	(9,925)
Balance at December 31, 2021	$—

Assets Measured at Fair Value on a Non-recurring Basis
The following tables set forth the Company’s financial assets subject to fair value adjustments on a non-recurring basis at December 31 for the year indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2021
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$404	$404	$(1,353)
Other real estate owned	—	—	1,034	1,034	(81)
Total	$—	$—	$1,438	$1,438	$(1,434)
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

At December 31, 2021, loans totaling $33.5 million were written down to fair value of $26.9 million as a result of individual credit loss allowances of $6.6 million associated with the collateral dependent non-accrual loans which was included in the allowance for credit losses. Loans totaling $97.7 million were written down to fair value of $86.3 million at December 31, 2020 as a result of individual credit loss allowances of $11.4 million associated with the collateral dependent non-accrual loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:

			Fair Value Measurements
	2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$420,020	$420,020	$420,020	$—	$—
Residential mortgage loans held for sale	39,409	39,409	—	39,409	—
Investments available-for-sale	1,465,896	1,465,896	—	1,465,896	—
Equity securities	41,166	41,166	41,166	—	—
Loans, net of allowance	9,857,946	9,964,924	—	—	9,964,924
Interest rate swap agreements	5,880	5,880	—	5,880	—
Accrued interest receivable	34,349	34,349	34,349	—	—
Bank owned life insurance	147,528	147,528	—	147,528	—

Financial liabilities:
Time deposits	$1,290,862	$1,292,598	$—	$1,292,598	$—
Other deposits	9,333,869	9,333,869	9,333,869	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	141,086	141,086	—	141,086	—
Advances from FHLB	—	—	—	—	—
Subordinated debt	172,712	175,780	—	—	175,780
Interest rate swap agreements	5,880	5,880	—	5,880	—
Accrued interest payable	1,516	1,516	1,516	—	—

			Fair Value Measurements
	2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$297,003	$297,003	$297,003	$—	$—
Residential mortgage loans held for sale	78,294	78,294	—	78,294	—
Investments available-for-sale	1,348,021	1,348,021	—	1,338,096	9,925
Equity securities	65,760	65,760	65,760	—	—
Loans, net of allowance	10,235,142	10,336,355	—	—	10,336,355
Interest rate swap agreements	9,183	9,183	—	9,183	—
Accrued interest receivable	46,431	46,431	46,431	—	—
Bank owned life insurance	126,887	126,887	—	126,887	—

Financial liabilities:
Time deposits	$1,657,662	$1,674,112	$—	$1,674,112	$—
Other deposits	8,375,407	8,375,407	8,375,407	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	543,157	543,157	—	543,157	—
Advances from FHLB	379,075	390,593	—	390,593	—
Subordinated debt	227,088	227,512	—	—	227,512
Interest rate swap agreements	9,183	9,183	—	9,183	—
Accrued interest payable	3,254	3,254	3,254	—	—

NOTE 23 – PARENT COMPANY FINANCIAL INFORMATION
Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statements of Condition

	December 31,
(In thousands)	2021	2020
Assets:
Cash and cash equivalents	$69,038	$63,943
Investments available-for-sale (at fair value)	—	9,925
Equity securities	568	568
Investment in subsidiary	1,620,432	1,589,483
Goodwill	1,292	1,292
Other assets	2,255	2,684
Total assets	$1,693,585	$1,667,895

Liabilities:
Subordinated debt	$172,712	$196,454
Accrued expenses and other liabilities	1,194	1,486
Total liabilities	173,906	197,940
Stockholders’ Equity:
Common stock	45,119	47,057
Additional paid in capital	751,072	846,922
Retained earnings	732,027	557,271
Accumulated other comprehensive income/ (loss)	(8,539)	18,705
Total stockholders’ equity	1,519,679	1,469,955
Total liabilities and stockholders’ equity	$1,693,585	$1,667,895

Statements of Income

	Year Ended December 31,
(In thousands)	2021	2020	2019
Income:
Cash dividends from subsidiary	$189,172	$74,410	$42,625
Other income	434	932	1,093
Total income	189,606	75,342	43,718
Expenses:
Interest	6,765	9,028	3,141
Other expenses	1,592	1,505	1,507
Total expenses	8,357	10,533	4,648
Income before income taxes and equity in undistributed income of subsidiary	181,249	64,809	39,070
Income tax benefit	(1,563)	(1,988)	(734)
Income before equity in undistributed income of subsidiary	182,812	66,797	39,804
Equity in undistributed income of subsidiary	52,295	30,156	76,629
Net income	$235,107	$96,953	$116,433

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$235,107	$96,953	$116,433
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(52,295)	(30,156)	(76,629)
Share based compensation expense	5,299	3,850	3,042
Tax benefit from stock options exercised	—	5	7
Other-net	4,133	(9,732)	—
Net cash provided by operating activities	192,244	60,920	42,853
Cash Flows from Investing Activities:
Proceeds from sales of investment available-for-sale	9,099	310	—
Investment in subsidiary	—	—	(85,000)
Net cash provided by/ (used in) investing activities	9,099	310	(85,000)
Cash Flows from Financing Activities:
Retirement of subordinated debt	(32,810)	(10,310)	—
Proceeds from issuance of subordinated debt	—	—	175,000
Proceeds from issuance of common stock	5,758	1,997	1,433
Stock tendered for payment of withholding taxes	(1,577)	(458)	(703)
Repurchase of common stock	(107,268)	(25,702)	(24,284)
Dividends paid	(60,351)	(53,175)	(42,272)
Net cash provided by/ (used in) financing activities	(196,248)	(87,648)	109,174
Net increase/ (decrease) in cash and cash equivalents	5,095	(26,418)	67,027
Cash and cash equivalents at beginning of year	63,943	90,361	23,334
Cash and cash equivalents at end of year	$69,038	$63,943	$90,361

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2021 and 2020, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2021, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Tier 1 Leverage:
Company	$1,149,694	9.26%	$496,520	4.00%	N/A	N/A
Sandy Spring Bank	$1,251,739	10.09%	$496,171	4.00%	$620,214	5.00%
Common Equity Tier 1 Capital to risk-
weighted assets:
Company	$1,149,694	11.91%	$434,466	4.50%	N/A	N/A
Sandy Spring Bank	$1,251,739	12.98%	$433,889	4.50%	$626,729	6.50%
Tier 1 Capital to risk-weighted assets:
Company	$1,149,694	11.91%	$579,288	6.00%	N/A	N/A
Sandy Spring Bank	$1,251,739	12.98%	$578,519	6.00%	$771,358	8.00%
Total Capital to risk-weighted assets:
Company	$1,408,808	14.59%	$772,384	8.00%	N/A	N/A
Sandy Spring Bank	$1,335,853	13.85%	$771,358	8.00%	$964,198	10.00%

As of December 31, 2020
Tier 1 Leverage:
Company	$1,078,213	8.92%	$483,619	4.00%	N/A	N/A
Sandy Spring Bank	$1,199,570	9.93%	$483,175	4.00%	$603,969	5.00%
Common Equity Tier 1 Capital to risk-
weighted assets:
Company	$1,078,213	10.58%	$458,612	4.50%	N/A	N/A
Sandy Spring Bank	$1,199,570	11.79%	$457,920	4.50%	$661,441	6.50%
Tier 1 Capital to risk-weighted assets:
Company	$1,078,213	10.58%	$611,483	6.00%	N/A	N/A
Sandy Spring Bank	$1,199,570	11.79%	$610,561	6.00%	$814,081	8.00%
Total Capital to risk-weighted assets:
Company	$1,419,973	13.93%	$815,311	8.00%	N/A	N/A
Sandy Spring Bank	$1,347,102	13.24%	$814,081	8.00%	$1,017,601	10.00%

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment. Beginning on April 1, 2020, the Community Banking segment includes the impact from the Revere acquisition. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities in the Community Banking segment totaled $4.7 million, $4.3 million and $1.7 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

The Insurance segment is conducted through Sandy Spring Insurance, a subsidiary of the Bank. Sandy Spring Insurance operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel, occupancy, support charges and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities were immaterial for each of the years ended December 31, 2021, 2020 and 2019.

The Investment Management segment is conducted through West Financial and RPJ, subsidiaries of the Bank. These asset management and financial planning firms, located in McLean, Virginia and Falls Church, Virginia, respectively, provide comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial and RPJ had approximately $4.1 billion in combined assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel, occupancy, support charges and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities were $1.9 million, $1.9 million, and $0.1 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:

	2021
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$450,284	$2	$10	$(12)	$450,284
Interest expense	25,778	—	—	(12)	25,766
Provision for credit losses	(45,556)	—	—	—	(45,556)
Non-interest income	80,077	7,011	22,378	(7,411)	102,055
Non-interest expenses	240,996	5,869	14,473	(868)	260,470
Income before income taxes	309,143	1,144	7,915	(6,543)	311,659
Income tax expense	74,036	339	2,177	—	76,552
Net income	$235,107	$805	$5,738	$(6,543)	$235,107

Assets	$12,590,176	$9,110	$59,099	$(67,659)	$12,590,726

	2020
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$423,560	$6	$7	$(13)	$423,560
Interest expense	60,414	—	—	(13)	60,401
Provision for credit losses	85,669	—	—	—	85,669
Non-interest income	78,940	6,810	17,831	(865)	102,716
Non-interest expenses	237,910	5,686	13,051	(865)	255,782
Income before income taxes	118,507	1,130	4,787	—	124,424
Income tax expense	25,907	313	1,251	—	27,471
Net income	$92,600	$817	$3,536	$—	$96,953

Assets	$12,800,537	$11,335	$57,768	$(71,211)	$12,798,429

	2019
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$347,867	$26	$13	$(37)	$347,869
Interest expense	82,598	—	—	(37)	82,561
Provision for credit losses	4,684	—	—	—	4,684
Non-interest income	55,042	6,621	10,326	(667)	71,322
Non-interest expenses	166,802	5,731	7,219	(667)	179,085
Income before income taxes	148,825	916	3,120	—	152,861
Income tax expense	35,350	258	820	—	36,428
Net income	$113,475	$658	$2,300	$—	$116,433

Assets	$8,624,590	$10,340	$16,424	$(22,352)	$8,629,002

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2021 Changes In Internal Controls Over Financial Reporting
No change occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures
As required by Securities and Exchange Commission rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2021. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s annual report on internal control over financial reporting is located on page 66 of this report.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Proposal 1: Election of Directors,” “Corporate Governance,” “Delinquent Section 16(a) Reports,” “Proposals for the 2023 Annual Meeting of Shareholders,” and “Report of the Audit Committee” in the Proxy Statement is incorporated in this Report by reference. Information regarding executive officers is included under the caption “Information About Our Executive Officers” on page 15 of this Report.

Item 11.    EXECUTIVE COMPENSATION

The information under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “CEO Pay Ratio” in the Proxy Statement is incorporated in this Report by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Stock Ownership Information” in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from “Equity Compensation Plans” on page 33 of this Report.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions “Director Independence” and “Transactions with Related Persons” in the Proxy Statement is incorporated in this Report by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Audit and Non-Audit Fees” and “Audit Committee’s Preapproval Policies and Procedures” in the Proxy Statement is incorporated in this Report by reference.

PART IV.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Statements of Condition at December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

Exhibit No.	Description	Location
3.1.1	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended	Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065
3.1.2	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
3.1.3	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 2, 2018, SEC File No. 0-19065
3.2	Bylaws of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 26, 2021, SEC File No. 0-19065
4.1	Description of Common Stock	Incorporated by reference to Exhibit 4.1.1 to Form 10-K for the year ended December 31, 2019, SEC File No. 0-19065
4.2.1	Subordinated Indenture, dated as of November 5, 2019, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2019, SEC File No. 0-19065
4.2.2	First Supplemental Indenture, dated as of November 5, 2019, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2019, SEC File No. 0-19065

Other instruments defining the rights of holders of long-term debt securities of Sandy Spring Bancorp, Inc. and its subsidiaries are omitted in accordance with Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Sandy Spring Bancorp, Inc. agrees to furnish copies of these instruments to the SEC upon request.

10.1*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 27, 2005, SEC File No. 0-19065
10.2.1*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065

10.2.2*	Form of Amendment to Directors’ Fee Deferral Agreement	Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10.3*	Sandy Spring Bank Directors’ Deferred Fee Plan	Incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 2016, SEC File No. 0-19065
10.4.1*	Employment Agreement dated as of January 13, 2012, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065
10.4.2*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Philip J. Mantua dated January 13, 2012	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065
10.5.1*	Employment Agreement dated as of January 1, 2009, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10.5.2*	Amendment to Employment Agreement between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider dated January 1, 2009	Incorporated by reference to Exhibit 10.6.2 to Form 10-K for the year ended December 31, 2019, SEC File No. 0-19065
10.5.3*	Second Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider dated January 1, 2009	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065
10.6.1*	Change in Control Agreement dated as of March 9, 2012, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
10.6.2*	Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and R. Louis Caceres dated March 9, 2012	Incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065
10.7.1*	Employment Agreement dated as of January 13, 2012, by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Joseph J. O’Brien, Jr.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065
10.7.2*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Joseph J. O’Brien, Jr. dated January 13, 2012	Incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 7, 2013, SEC File No. 0-19065
10.8*	Employment Agreement dated as of September 23, 2019 by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank and Kenneth C. Cook	Filed herewith
10.9*	Sandy Spring Bank Executive Incentive Retirement Plan	Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2020, SEC File No. 0-19065
10.10*	Sandy Spring Bancorp, Inc. Employee Stock Purchase Plan, as Amended and Restated	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on October 7, 2020, SEC File No. 0-19065
10.11*	Sandy Spring Bancorp, Inc. 2015 Omnibus Incentive Plan	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on March 31, 2015, SEC File No. 0-19065
10.12*	Form of Sandy Spring Bank Split Dollar Life Insurance Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 27, 2021, SEC File No. 0-19065

10.13*	Sandy Spring Bank Non-Qualified Deferred Compensation Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 28, 2021, SEC File No. 0-19065
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31(a)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
31(b)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32(a)	18 U.S.C. Section 1350 Certification	Filed herewith
32(b)	18 U.S.C. Section 1350 Certification	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(b) of this Report.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer
	Date:	February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 18, 2022.

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