Form 10-Q
period 2022-03-31
SANDY SPRING BANCORP INC
filed 2022-05-06
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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
The number of outstanding shares of common stock outstanding as of May 4, 2022

Common stock, $1.00 par value – 45,239,757 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Assets:
Cash and due from banks	$96,074	$65,630
Federal funds sold	370	312
Interest-bearing deposits with banks	456,382	354,078
Cash and cash equivalents	552,826	420,020
Residential mortgage loans held for sale (at fair value)	17,537	39,409
Investments held-to-maturity, at cost (fair value of $275,834)	285,339	—
Investments available-for-sale (at fair value)	1,259,945	1,465,896
Equity securities	41,157	41,166
Total loans	10,144,328	9,967,091
Less: allowance for credit losses	(110,588)	(109,145)
Net loans	10,033,740	9,857,946
Premises and equipment, net	61,434	59,685
Other real estate owned	1,034	1,034
Accrued interest receivable	33,528	34,349
Goodwill	370,223	370,223
Other intangible assets, net	24,412	25,920
Other assets	286,241	275,078
Total assets	$12,967,416	$12,590,726

Liabilities:
Noninterest-bearing deposits	$4,039,797	$3,779,630
Interest-bearing deposits	6,812,997	6,845,101
Total deposits	10,852,794	10,624,731
Securities sold under retail repurchase agreements and federal funds purchased	130,784	141,086
Advances from FHLB	—	—
Subordinated debt	370,002	172,712
Total borrowings	500,786	313,798
Accrued interest payable and other liabilities	124,926	132,518
Total liabilities	11,478,506	11,071,047

Stockholders' equity:
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
45,162,908 and 45,118,930 at March 31, 2022 and December 31, 2021, respectively	45,163	45,119
Additional paid in capital	752,671	751,072
Retained earnings	760,347	732,027
Accumulated other comprehensive loss	(69,271)	(8,539)
Total stockholders' equity	1,488,910	1,519,679
Total liabilities and stockholders' equity	$12,967,416	$12,590,726

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2022	2021
Interest income:
Interest and fees on loans	$99,494	$107,428
Interest on loans held for sale	198	537
Interest on deposits with banks	113	46
Interest and dividends on investment securities:
Taxable	4,107	3,899
Tax-advantaged	2,124	2,351
Interest on federal funds sold	—	—
Total interest income	106,036	114,261
Interest expense:
Interest on deposits	2,293	4,830
Interest on retail repurchase agreements and federal funds purchased	54	53
Interest on advances from FHLB	—	2,276
Interest on subordinated debt	2,238	2,502
Total interest expense	4,585	9,661
Net interest income	101,451	104,600
Provision/ (credit) for credit losses	1,635	(34,708)
Net interest income after provision/ (credit) for credit losses	99,816	139,308
Non-interest income:
Investment securities gains	8	58
Service charges on deposit accounts	2,326	1,852
Mortgage banking activities	2,298	10,169
Wealth management income	9,337	8,730
Insurance agency commissions	2,115	2,153
Income from bank owned life insurance	795	680
Bank card fees	1,668	1,518
Other income	2,048	3,706
Total non-interest income	20,595	28,866
Non-interest expense:
Salaries and employee benefits	39,373	36,652
Occupancy expense of premises	5,034	5,487
Equipment expense	3,536	3,222
Marketing	1,193	1,212
Outside data services	2,419	2,283
FDIC insurance	984	1,492
Amortization of intangible assets	1,508	1,697
Merger and acquisition expense	—	45
Professional fees and services	2,017	1,731
Other expenses	6,083	14,352
Total non-interest expense	62,147	68,173
Income before income tax expense	58,264	100,001
Income tax expense	14,329	24,537
Net income	$43,935	$75,464

Per share information:
Basic net income per common share	$0.97	$1.59
Diluted net income per common share	$0.96	$1.58
Dividends declared per share	$0.34	$0.32

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS) – UNAUDITED

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Net income	$43,935	$75,464
Other comprehensive loss:
Investments available-for-sale:
Net change in unrealized losses on investments available-for-sale	(65,923)	(28,855)
Related income tax expense	16,897	7,377
Net investment gains reclassified into earnings	(8)	(58)
Related income tax expense	2	15
Net effect on other comprehensive loss	(49,032)	(21,521)

Investments held-to-maturity:
Net change in unrealized loss	(15,929)	—
Related income tax expense	4,083	—
Net effect on other comprehensive loss	(11,846)	—

Defined benefit pension plan:
Net change of unrealized loss	196	227
Related income tax benefit	(50)	(63)
Net effect on other comprehensive loss	146	164
Total other comprehensive loss	(60,732)	(21,357)
Comprehensive income/ (loss)	$(16,797)	$54,107

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2022	$45,119	$751,072	$732,027	$(8,539)	$1,519,679
Net income	—	—	43,935	—	43,935
Other comprehensive loss, net of tax	—	—	—	(60,732)	(60,732)
Total other comprehensive loss					(16,797)
Common stock dividends - $0.34 per share	—	—	(15,615)	—	(15,615)
Stock compensation expense	—	1,472	—	—	1,472
Common stock issued pursuant to:
Stock option plan - 8,897 shares	9	186	—	—	195
Employee stock purchase plan - 9,581 shares	10	426	—	—	436
Restricted stock vesting, net of tax withholding - 25,500 shares	25	(485)	—	—	(460)
Balances at March 31, 2022	$45,163	$752,671	$760,347	$(69,271)	$1,488,910

Balances at January 1, 2021	$47,057	$846,922	$557,271	$18,705	$1,469,955
Net income	—	—	75,464	—	75,464
Other comprehensive loss, net of tax	—	—	—	(21,357)	(21,357)
Total other comprehensive income					54,107
Common stock dividends - $0.32 per share	—	—	(15,182)	—	(15,182)
Stock compensation expense	—	947	—	—	947
Common stock issued pursuant to:
Stock option plan - 102,365 shares	102	1,429	—	—	1,531
Employee stock purchase plan - 20,417 shares	20	521	—	—	541
Restricted stock vesting, net of tax withholding- 7,830 shares	8	(213)	—	—	(205)
Balances at March 31, 2021	$47,187	$849,606	$617,553	$(2,652)	$1,511,694

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Operating activities:
Net income	$43,935	$75,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,025	3,462
Provision/ (credit) for credit losses	1,635	(34,708)
Share based compensation expense	1,472	947
Deferred income tax expense	4,177	9,125
Origination of loans held for sale	(104,823)	(536,747)
Proceeds from sales of loans held for sale	129,389	540,736
Gains on sales of loans held for sale	(2,694)	(10,625)
Investment securities gains	(8)	(58)
Tax benefit associated with share based compensation	(245)	426
Net decrease in accrued interest receivable	821	1,872
Net (increase)/ decrease other assets	7,054	(9,461)
Net decrease in accrued expenses and other liabilities	(16,433)	(12,786)
Other, net	(2,201)	370
Net cash provided by operating activities	65,104	28,017
Investing activities:
Sales of equity securities	9	20,913
Purchases of investments available-for-sale	(232,295)	(280,942)
Proceeds from sales of investment available-for-sale	1,261	100,822
Proceeds from maturities, calls and principal payments of investments available-for-sale	68,818	99,668
Proceeds from maturities, calls and principal payments of investments held-to-maturity	4,318	—
Net increase in loans	(174,046)	(37,247)
Sales of/ (expenditures for) premises and equipment	(3,440)	420
Net cash used in investing activities	(335,375)	(96,366)
Financing activities:
Net increase in deposits	228,654	646,196
Net decrease in in retail repurchase agreements and federal funds purchased	(10,302)	(353,839)
Repayment of FHLB advances	—	(279,075)
Proceeds from issuance of subordinated debt	200,000	—
Proceeds from issuance of common stock	800	2,072
Stock tendered for payment of withholding taxes	(629)	(205)
Dividends paid	(15,446)	(15,182)
Net cash provided by/ (used in) financing activities	403,077	(33)
Net increase/ (decrease) in cash and cash equivalents	132,806	(68,382)
Cash and cash equivalents at beginning of period	420,020	297,003
Cash and cash equivalents at end of period	$552,826	$228,621

Supplemental disclosures:
Interest payments	$5,784	$11,533
Income tax payments	—	22,276

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Sandy Spring Bancorp, Inc. ("Bancorp" or, together with its subsidiaries, the "Company"), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”). Independent and community-oriented, the Bank offers a broad range of commercial banking, retail banking, mortgage services and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. The Bank also offers a comprehensive menu of insurance and wealth management services through its subsidiaries, Sandy Spring Insurance Corporation (“Sandy Spring Insurance”), West Financial Services, Inc. (“West Financial”) and Rembert Pendleton Jackson (“RPJ”).

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2021 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022. There have been no significant changes to any of the Company’s accounting policies as disclosed in the 2021 Annual Report on Form 10-K.

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

Revenue from Contracts with Customers
The Company’s revenue includes net interest income on financial instruments and non-interest income. Specific categories of revenue are presented in the Condensed Consolidated Statements of Income. Most of the Company’s revenue is not within the scope of Accounting Standard Codification (“ASC”) 606 – Revenue from Contracts with Customers. For revenue within the scope of ASC 606, the Company provides services to customers and has related performance obligations. The revenue from such services is recognized upon satisfaction of all contractual performance obligations. The following discusses key revenue streams within the scope of this revenue recognition guidance.

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

Insurance Agency Commissions
Sandy Spring Insurance performs the function of an insurance intermediary by introducing the policyholder and insurer and is compensated by a commission fee for placement of an insurance policy. Sandy Spring Insurance does not provide any captive management services or any claim handling services. Commission fees are set as a percentage of the premium for the insurance policy for which Sandy Spring Insurance is a producer. Sandy Spring Insurance recognizes revenue when the insurance policy has been contractually agreed to by the insurer and policyholder (at transaction date).

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

Held-to-maturity debt securities
Debt securities that are purchased with the positive intent and ability to be held until their maturity are classified as held-to-maturity (“HTM”). HTM debt securities are recorded at cost adjusted for amortization of premiums and accretion of discounts. Transfers of debt securities from available-for-sale ("AFS") category to HTM category are made at fair value as of the transfer date. The unrealized gain or loss at the date of transfer continues to be reported in accumulated other comprehensive income and in the carrying amount of the HTM securities. Both amounts are amortized over the remaining life of the security as a yield adjustment in interest income and effectively offset each other.

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

Pending Accounting Pronouncements
In March 2020, the FASB released Accounting Standards Update (“ASU”) 2020-04 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of LIBOR likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022, and can be adopted at any time during this period. The Company has not yet fully adopted this standard. A cross-functional working group has been established to guide the Company’s transition from LIBOR to alternative reference rates. The Company has identified its products that are either directly or indirectly influenced by LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates. The Company is evaluating existing platforms and systems and preparing to offer new rates. The Company stopped originating any new loans referencing LIBOR during 2021. Currently, the Company does not expect that the adoption of this standard will have a material impact on its Consolidated Financial Statements.

In March 2022, the FASB issued ASU 2022-02, which eliminates the accounting guidance on troubled debt restructurings (“TDR”) and amends the guidance on “vintage disclosures” to require disclosure of current period gross charge-offs by year of origination. The ASU also adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The objective of the disclosures is to provide information about the type and magnitude of modifications and the degree of their success in mitigating potential credit losses. For entities that have adopted the guidance in ASC 326, the amendments are effective for fiscal years beginning after December 15, 2022, and interim periods therein. Early adoption of the amendments is permitted for entities that have adopted ASC 326, including adoption in an interim period. An entity may elect to early adopt the amendments related to TDRs separately from the amendments related to vintage disclosures. The Company is in process of reviewing the enhanced modification disclosure requirements.

NOTE 2 – INVESTMENTS
Investments available-for-sale and held-to-maturity
During the first quarter ended March 31, 2022, the Company transferred certain debt securities from available-for-sale to held-to-maturity. The total amortized cost of debt securities transferred was $305.6 million with the associated fair value of $289.4 million and unrealized losses of $16.2 million at the date of transfer. All of these investments are either issued by a direct governmental entity or a government-sponsored entity and have no historical evidence supporting expected credit losses. Therefore, the Company has estimated these losses at zero and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The amortized cost and estimated fair values of investments available-for-sale and held-to-maturity at the dates indicated are presented in the following table:

	March 31, 2022				December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
U.S. treasuries and government agencies	$109,364	$26	$(3,892)	$105,498	$68,487	$202	$(150)	$68,539
State and municipal	347,877	274	(26,298)	321,853	323,286	6,561	(3,445)	326,402
Mortgage-backed and asset-backed	869,089	304	(36,799)	832,594	1,074,577	8,203	(11,825)	1,070,955
Total available-for-sale debt securities	$1,326,330	$604	$(66,989)	$1,259,945	$1,466,350	$14,966	$(15,420)	$1,465,896
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	285,339	—	(9,505)	275,834	—	—	—	—
Total held-to-maturity debt securities	$285,339	$—	$(9,505)	$275,834	$—	$—	$—	$—
Total debt securities	$1,611,669	$604	$(76,494)	$1,535,779	$1,466,350	$14,966	$(15,420)	$1,465,896

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at March 31, 2022 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at March 31, 2022. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

The available-for-sale and held-to-maturity mortgage-backed securities portfolio at March 31, 2022 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($422.7 million), GNMA, FNMA or FHLMC mortgage-backed securities ($636.7 million) or SBA asset-backed securities ($49.0 million).

Gross unrealized losses and fair value by length of time that the individual available-for-sale debt securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	March 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	9	$89,548	$3,892	$—	$—	$89,548	$3,892
State and municipal	114	225,812	18,281	36,982	8,017	262,794	26,298
Mortgage-backed and asset-backed	244	783,283	35,867	13,669	932	796,952	36,799
Total	367	$1,098,643	$58,040	$50,651	$8,949	$1,149,294	$66,989

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	5	$49,695	$150	$—	$—	$49,695	$150
State and municipal	32	63,206	2,288	21,740	1,157	84,946	3,445
Mortgage-backed and asset-backed	104	665,813	10,145	37,857	1,680	703,670	11,825
Total	141	$778,714	$12,583	$59,597	$2,837	$838,311	$15,420

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

The estimated fair values and amortized costs of available-for-sale and held-to-maturity debt securities by contractual maturity at the dates indicated are provided in the following tables.

	March 31, 2022		December 31, 2021
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Available-for-sale debt securities
U.S. treasuries and government agencies:
One year or less	$8,991	$8,997	$12,029	$11,995
One to five years	96,507	100,367	56,510	56,492
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	12,421	12,358	12,821	12,709
One to five years	53,025	53,539	27,408	26,637
Five to ten years	39,651	41,698	42,960	42,661
After ten years	216,756	240,282	243,213	241,279
Mortgage-backed and asset-backed:
One year or less	10,263	10,283	9,272	9,239
One to five years	8,095	8,212	14,752	14,575
Five to ten years	336,206	351,404	388,918	390,569
After ten years	478,030	499,190	658,013	660,194
Total available-for-sale debt securities	$1,259,945	$1,326,330	$1,465,896	$1,466,350

	March 31, 2022		December 31, 2021
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Held-to-maturity debt securities
Mortgage-backed and asset-backed:
One year or less	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	42,043	43,004	—	—
After ten years	233,791	242,335	—	—
Total held-to-maturity debt securities	$275,834	$285,339	$—	$—

At March 31, 2022 and December 31, 2021, available-for-sale and held-to-maturity debt securities with a book value of $541.3 million and $531.6 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2022 and December 31, 2021.

Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	March 31, 2022	December 31, 2021
Federal Reserve Bank stock	$34,187	$34,097
Federal Home Loan Bank of Atlanta stock	6,293	6,392
Marketable equity securities	677	677
Total equity securities	$41,157	$41,166

NOTE 3 – LOANS
Outstanding loan balances at March 31, 2022 and December 31, 2021, are net of unearned income, including net deferred loan fees of $11.7 million and $14.3 million, respectively. Net deferred loan fees at March 31, 2022 and December 31, 2021, includes $1.8 million and $4.6 million, respectively, related to the loans originated under the Paycheck Protection Program (“PPP”).

The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2022	December 31, 2021
Commercial real estate:
Commercial investor real estate	$4,388,275	$4,141,346
Commercial owner-occupied real estate	1,692,253	1,690,881
Commercial AD&C	1,089,331	1,088,094
Commercial business	1,349,602	1,481,834
Total commercial loans	8,519,461	8,402,155
Residential real estate:
Residential mortgage	1,000,697	937,570
Residential construction	204,259	197,652
Consumer	419,911	429,714
Total residential and consumer loans	1,624,867	1,564,936
Total loans	$10,144,328	$9,967,091

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

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
Summary information on the allowance for credit loss activity for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2022	2021
Balance at beginning of period	$109,145	$165,367
Provision/ (credit) for credit losses	1,635	(34,708)
Loan charge-offs	(306)	(743)
Loan recoveries	114	445
Net charge-offs	(192)	(298)
Balance at period end	$110,588	$130,361

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	March 31, 2022	December 31, 2021
Collateral dependent loans individually evaluated for credit loss with an allowance	$10,153	$9,510
Collateral dependent loans individually evaluated for credit loss without an allowance	21,620	24,024
Total individually evaluated collateral dependent loans	$31,773	$33,534

Allowance for credit losses related to loans evaluated individually	$6,654	$6,593
Allowance for credit losses related to loans evaluated collectively	103,934	102,552
Total allowance for credit losses	$110,588	$109,145

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2022
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145
Provision/ (credit) for credit losses	5,505	(827)	(1,863)	(1,288)	458	(159)	(191)	1,635
Charge-offs	—	—	—	(118)	(132)	—	(56)	(306)
Recoveries	19	—	—	7	12	—	76	114
Net recoveries (charge-offs)	19	—	—	(111)	(120)	—	20	(192)
Balance at end of period	$50,813	$10,860	$18,459	$21,771	$5,722	$889	$2,074	$110,588

Total loans	$4,388,275	$1,692,253	$1,089,331	$1,349,602	$1,000,697	$204,259	$419,911	$10,144,328
Allowance for credit losses to total loans ratio	1.16%	0.64%	1.69%	1.61%	0.57%	0.44%	0.49%	1.09%

Average loans	$4,220,246	$1,683,557	$1,102,660	$1,372,755	$964,056	$197,366	$424,859	$9,965,499
Annualized net charge-offs/ (recoveries) to average loans	—%	—%	—%	0.03%	0.05%	—%	(0.02)%	0.01%

Balance of loans individually evaluated for credit loss	$11,743	$8,083	$1,081	$8,982	$1,536	$—	$348	$31,773
Allowance related to loans evaluated individually	$181	$94	$504	$5,875	$—	$—	$—	$6,654
Individual allowance to loans evaluated individually ratio	1.54%	1.16%	46.62%	65.41%	—%	—%	—%	20.94%

Balance of loans collectively evaluated for credit loss	$4,376,532	$1,684,170	$1,088,250	$1,340,620	$999,161	$204,259	$419,563	$10,112,555
Allowance related to loans evaluated collectively	$50,632	$10,766	$17,955	$15,896	$5,722	$889	$2,074	$103,934
Collective allowance to loans evaluated collectively ratio	1.16%	0.64%	1.65%	1.19%	0.57%	0.44%	0.49%	1.03%

	For the Year Ended December 31, 2021
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367
Provision for credit losses	(6,598)	(8,238)	172	(20,132)	(6,321)	(459)	(3,980)	(45,556)
Charge-offs	(5,802)	(136)	(2,007)	(4,069)	—	—	(299)	(12,313)
Recoveries	285	—	—	565	410	5	382	1,647
Net recoveries (charge-offs)	(5,517)	(136)	(2,007)	(3,504)	410	5	83	(10,666)
Balance at end of period	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145

Total loans	$4,141,346	$1,690,881	$1,088,094	$1,481,834	$937,570	$197,652	$429,714	$9,967,091
Allowance for credit losses to total loans ratio	1.09%	0.69%	1.87%	1.56%	0.57%	0.53%	0.52%	1.10%

Average loans	$3,689,769	$1,661,015	$1,110,420	$1,952,537	$979,754	$178,171	$463,200	$10,034,866
Net charge-offs/ (recoveries) to average loans	0.15%	0.01%	0.18%	0.18%	(0.04)%	—%	(0.02)%	0.11%

Balance of loans individually evaluated for credit loss	$12,489	$9,306	$650	$9,033	$1,704	$—	$352	$33,534
Allowance related to loans evaluated individually	$213	$79	$504	$5,797	$—	$—	$—	$6,593
Individual allowance to loans evaluated individually ratio	1.71%	0.85%	77.54%	64.18%	—%	—%	—%	19.66%

Balance of loans collectively evaluated for credit loss	$4,128,857	$1,681,575	$1,087,444	$1,472,801	$935,866	$197,652	$429,362	$9,933,557
Allowance related to loans evaluated collectively	$45,076	$11,608	$19,818	$17,373	$5,384	$1,048	$2,245	$102,552
Collective allowance to loans evaluated collectively ratio	1.09%	0.69%	1.82%	1.18%	0.58%	0.53%	0.52%	1.03%

The following tables present collateral dependent loans individually evaluated for credit loss with the associated allowances for credit losses by the applicable portfolio segment and for the periods indicated:

	March 31, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$553	$491	$1,081	$4,943	$—	$—	$—	$7,068
Restructured accruing	—	—	—	625	—	—	—	625
Restructured non-accruing	336	—	—	2,124	—	—	—	2,460
Balance	$889	$491	$1,081	$7,692	$—	$—	$—	$10,153

Allowance	$181	$94	$504	$5,875	$—	$—	$—	$6,654

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$3,163	$3,377	$—	$413	$—	$—	$—	$6,953
Restructured accruing	—	—	—	—	1,536	—	—	1,536
Restructured non-accruing	7,691	4,215	—	877	—	—	348	13,131
Balance	$10,854	$7,592	$—	$1,290	$1,536	$—	$348	$21,620

Total individually evaluated loans:
Non-accruing	$3,716	$3,868	$1,081	$5,356	$—	$—	$—	$14,021
Restructured accruing	—	—	—	625	1,536	—	—	2,161
Restructured non-accruing	8,027	4,215	—	3,001	—	—	348	15,591
Balance	$11,743	$8,083	$1,081	$8,982	$1,536	$—	$348	$31,773

Total unpaid contractual principal balance	$12,290	$9,925	$1,126	$10,593	$1,982	$—	$364	$36,280

	December 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$808	$79	$650	$4,849	$—	$—	$—	$6,386
Restructured accruing	—	—	—	613	—	—	—	613
Restructured non-accruing	336	—	—	2,175	—	—	—	2,511
Balance	$1,144	$79	$650	$7,637	$—	$—	$—	$9,510

Allowance	$213	$79	$504	$5,797	$—	$—	$—	$6,593

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$3,498	$4,775	$—	$434	$—	$—	$—	$8,707
Restructured accruing	—	—	—	—	1,554	—	—	1,554
Restructured non-accruing	7,847	4,452	—	962	150	—	352	13,763
Balance	$11,345	$9,227	$—	$1,396	$1,704	$—	$352	$24,024

Total individually evaluated loans:
Non-accruing	$4,306	$4,854	$650	$5,283	$—	$—	$—	$15,093
Restructured accruing	—	—	—	613	1,554	—	—	2,167
Restructured non-accruing	8,183	4,452	—	3,137	150	—	352	16,274
Balance	$12,489	$9,306	$650	$9,033	$1,704	$—	$352	$33,534

Total unpaid contractual principal balance	$12,857	$11,132	$695	$10,573	$2,778	$—	$364	$38,399

The following tables present average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	For the Three Months Ended March 31, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$12,116	$8,695	$866	$8,389	$8,295	$53	$6,566	$44,980
Contractual interest income due on non- accrual loans during the period	$317	$150	$93	$170	$94	$1	$85	$910

	For the Year Ended December 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$31,590	$9,444	$9,236	$12,678	$9,439	$36	$7,369	$79,792
Contractual interest income due on non- accrual loans during the period	$2,169	$555	$597	$1,096	$271	$2	$402	$5,092

There was no interest income recognized on non-accrual loans during the three months ended March 31, 2022. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the three months ended March 31, 2022 new loans placed on non-accrual status totaled $1.5 million and the related amount of reversed uncollected accrued interest was insignificant.

Credit Quality
The following section provides information on the credit quality of the loan portfolio for the periods indicated below:

	For the Three Months Ended March 31, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086
Loans placed on non-accrual	—	—	—	595	851	—	57	1,503
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(118)	(132)	—	(15)	(265)
Net payments or draws	(746)	(1,223)	431	(540)	(471)	(4)	(234)	(2,787)
Non-accrual loans brought current	—	—	—	—	(541)	—	(127)	(668)
Balance at end of period	$11,743	$8,083	$1,081	$8,357	$8,148	$51	$6,406	$43,869

	For the Year Ended December 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
Loans placed on non-accrual	699	3,676	49	1,339	695	62	1,626	8,146
Non-accrual balances transferred to OREO	—	(257)	—	—	—	—	—	(257)
Non-accrual balances charged-off	(5,803)	(136)	(2,007)	(3,547)	—	—	(100)	(11,593)
Net payments or draws	(26,813)	(5,538)	(12,436)	(12,305)	(2,406)	(7)	(1,725)	(61,230)
Non-accrual loans brought current	(821)	—	—	—	(60)	—	(460)	(1,341)
Balance at end of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086

	March 31, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$4,374,107	$1,680,971	$1,081,248	$1,339,424	$983,787	$203,655	$411,772	$10,074,964
30-59 days	2,425	377	3,236	1,191	5,331	553	1,577	14,690
60-89 days	—	2,822	3,766	5	1,599	—	156	8,348
Total performing loans	4,376,532	1,684,170	1,088,250	1,340,620	990,717	204,208	413,505	10,098,002
Non-performing loans:
Non-accrual loans	11,743	8,083	1,081	8,357	8,148	51	6,406	43,869
Loans greater than 90 days past due	—	—	—	—	296	—	—	296
Restructured loans	—	—	—	625	1,536	—	—	2,161
Total non-performing loans	11,743	8,083	1,081	8,982	9,980	51	6,406	46,326
Total loans	$4,388,275	$1,692,253	$1,089,331	$1,349,602	$1,000,697	$204,259	$419,911	$10,144,328

	December 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$4,127,009	$1,680,635	$1,085,642	$1,471,669	$919,199	$197,597	$419,558	$9,901,309
30-59 days	1,656	86	1,802	753	5,157	—	3,021	12,475
60-89 days	192	854	—	379	2,662	—	410	4,497
Total performing loans	4,128,857	1,681,575	1,087,444	1,472,801	927,018	197,597	422,989	9,918,281
Non-performing loans:
Non-accrual loans	12,489	9,306	650	8,420	8,441	55	6,725	46,086
Loans greater than 90 days past due	—	—	—	—	557	—	—	557
Restructured loans	—	—	—	613	1,554	—	—	2,167
Total non-performing loans	12,489	9,306	650	9,033	10,552	55	6,725	48,810
Total loans	$4,141,346	$1,690,881	$1,088,094	$1,481,834	$937,570	$197,652	$429,714	$9,967,091

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

The following table provides information about credit quality indicators by the year of origination as of March 31, 2022:

	March 31, 2022
	Term Loans by Origination Year						Revolving
(In thousands)	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial Investor R/E:
Pass	$384,736	$1,349,176	$729,504	$601,556	$346,334	$927,482	$14,687	$4,353,475
Special Mention	—	4,736	506	96	589	7,019	—	12,946
Substandard	—	792	336	2,256	8,406	10,064	—	21,854
Doubtful	—	—	—	—	—	—	—	—
Total	$384,736	$1,354,704	$730,346	$603,908	$355,329	$944,565	$14,687	$4,388,275
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$120,495	$351,408	$240,259	$302,230	$166,269	$480,409	$899	$1,661,969
Special Mention	917	—	932	470	2,643	9,554	—	14,516
Substandard	—	1,928	913	8,083	2,254	2,590	—	15,768
Doubtful	—	—	—	—	—	—	—	—
Total	$121,412	$353,336	$242,104	$310,783	$171,166	$492,553	$899	$1,692,253
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$86,642	$475,981	$183,536	$96,660	$62,776	$13,887	$164,794	$1,084,276
Special Mention	912	2,073	—	—	—	—	989	3,974
Substandard	—	780	—	301	—	—	—	1,081
Doubtful	—	—	—	—	—	—	—	—
Total	$87,554	$478,834	$183,536	$96,961	$62,776	$13,887	$165,783	$1,089,331
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$76,700	$299,668	$135,911	$128,342	$91,993	$97,581	$485,438	$1,315,633
Special Mention	32	408	1,840	6,727	1,563	747	8,273	19,590
Substandard	15	3,670	2,702	3,020	678	2,831	1,463	14,379
Doubtful	—	—	—	—	—	—	—	—
Total	$76,747	$303,746	$140,453	$138,089	$94,234	$101,159	$495,174	$1,349,602
Current period gross charge-offs	$—	$—	$—	$—	$118	$—	$—	$118

Residential Mortgage:
Beacon score:
660-850	$93,493	$251,932	$166,024	$45,753	$58,950	$306,194	$—	$922,346
600-659	206	4,497	2,977	4,361	4,812	23,340	—	40,193
540-599	242	1,982	1,141	1,439	4,736	7,966	—	17,506
less than 540	2,854	1,554	3,486	1,234	1,246	10,278	—	20,652
Total	$96,795	$259,965	$173,628	$52,787	$69,744	$347,778	$—	$1,000,697
Current period gross charge-offs	$—	$—	$—	$—	$—	$132	$—	$132

Residential Construction:
Beacon score:
660-850	$20,890	$134,821	$36,510	$6,167	$1,346	$1,160	$—	$200,894
600-659	—	1,110	—	—	—	—	—	1,110
540-599	—	—	—	—	—	—	—	—
less than 540	333	1,922	—	—	—	—	—	2,255
Total	$21,223	$137,853	$36,510	$6,167	$1,346	$1,160	$—	$204,259
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$789	$2,825	$1,226	$2,317	$2,541	$26,724	$343,402	$379,824
600-659	106	392	58	109	418	5,189	14,630	20,902
540-599	2	207	2	641	232	2,941	4,457	8,482
less than 540	51	81	56	169	616	3,011	6,719	10,703
Total	$948	$3,505	$1,342	$3,236	$3,807	$37,865	$369,208	$419,911
Current period gross charge-offs	$—	$5	$—	$—	$—	$—	$51	$56

Total loans	$789,415	$2,891,943	$1,507,919	$1,211,931	$758,402	$1,938,967	$1,045,751	$10,144,328

 The following table provides information about credit quality indicators by the year of origination as of December 31, 2021:

	December 31, 2021
	Term Loans by Origination Year						Revolving
(In thousands)	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial Investor R/E:
Pass	$1,391,969	$748,236	$616,761	$357,640	$328,327	$633,913	$19,239	$4,096,085
Special Mention	2,210	510	4,646	596	2,204	10,438	—	20,604
Substandard	807	336	4,308	8,568	10,064	574	—	24,657
Doubtful	—	—	—	—	—	—	—	—
Total	$1,394,986	$749,082	$625,715	$366,804	$340,595	$644,925	$19,239	$4,141,346
Current period gross charge-offs	$—	$—	$—	$903	$3,975	$924	$—	$5,802

Commercial Owner-Occupied R/E:
Pass	$360,169	$254,350	$319,348	$178,416	$172,354	$363,685	$1,149	$1,649,471
Special Mention	156	1,476	4,388	9,035	4,456	9,106	—	28,617
Substandard	1,968	1,800	4,028	2,265	354	2,378	—	12,793
Doubtful	—	—	—	—	—	—	—	—
Total	$362,293	$257,626	$327,764	$189,716	$177,164	$375,169	$1,149	$1,690,881
Current period gross charge-offs	$—	$—	$—	$136	$—	$—	$—	$136

Commercial AD&C:
Pass	$454,207	$226,332	$148,260	$87,934	$13,938	$—	$152,896	$1,083,567
Special Mention	2,888	—	—	—	—	—	989	3,877
Substandard	349	—	301	—	—	—	—	650
Doubtful	—	—	—	—	—	—	—	—
Total	$457,444	$226,332	$148,561	$87,934	$13,938	$—	$153,885	$1,088,094
Current period gross charge-offs	$—	$—	$—	$—	$2,007	$—	$—	$2,007

Commercial Business:
Pass	$403,871	$165,194	$137,069	$96,800	$55,100	$53,764	$533,893	$1,445,691
Special Mention	220	1,998	7,030	1,701	548	577	9,212	21,286
Substandard	3,777	3,262	2,609	797	811	2,065	1,536	14,857
Doubtful	—	—	—	—	—	—	—	—
Total	$407,868	$170,454	$146,708	$99,298	$56,459	$56,406	$544,641	$1,481,834
Current period gross charge-offs	$—	$—	$88	$1,674	$46	$2,236	$25	$4,069

Residential Mortgage:
Beacon score:
660-850	$246,612	$165,623	$46,925	$65,865	$102,628	$223,420	$—	$851,073
600-659	11,102	3,285	3,583	4,255	4,645	20,052	—	46,922
540-599	1,472	1,864	2,162	4,522	1,599	8,201	—	19,820
less than 540	452	4,293	1,575	1,829	2,079	9,527	—	19,755
Total	$259,638	$175,065	$54,245	$76,471	$110,951	$261,200	$—	$937,570
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Construction:
Beacon score:
660-850	$134,335	$45,890	$8,063	$2,078	$1,347	$1,160	$—	$192,873
600-659	1,922	—	650	—	—	—	—	2,572
540-599	—	—	—	—	—	462	—	462
less than 540	1,745	—	—	—	—	—	—	1,745
Total	$138,002	$45,890	$8,713	$2,078	$1,347	$1,622	$—	$197,652
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$3,179	$1,393	$3,130	$3,060	$1,648	$26,156	$350,466	$389,032
600-659	352	123	324	716	430	4,906	14,119	20,970
540-599	58	8	311	160	89	2,809	4,926	8,361
less than 540	88	58	536	544	98	3,101	6,926	11,351
Total	$3,677	$1,582	$4,301	$4,480	$2,265	$36,972	$376,437	$429,714
Current period gross charge-offs	$—	$—	$7	$2	$—	$106	$184	$299

Total loans	$3,023,908	$1,626,031	$1,316,007	$826,781	$702,719	$1,376,294	$1,095,351	$9,967,091

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Three Months Ended March 31, 2022
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$32	$—	$32
Restructured non-accruing	—	—	—	—	—	—
Balance	$—	$—	$—	$32	$—	$32

Individual allowance	$—	$—	$—	$—	$—	$—

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2021
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$—	$—	$—
Restructured non-accruing	9,594	3,157	—	1,824	—	14,575
Balance	$9,594	$3,157	$—	$1,824	$—	$14,575

Individual allowance	$—	$—	$—	$461	$—	$461

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

During the three months ended March 31, 2022, the Company restructured $32,000 in loans that were designated as TDRs. TDR loans are subject to periodic credit reviews to determine the necessity and appropriateness of an individual credit loss allowance based on the collectability of the recorded investment in the TDR loan. Loans restructured as TDRs during the three months ended March 31, 2022 had no individual reserves. For the year ended December 31, 2021, the Company restructured $14.6 million in loans. Loans restructured as TDRs during 2021 had individual reserves of $0.5 million at December 31, 2021. During both the three months ended March 31, 2022 and for the year ended December 31, 2021 TDR modifications consisted principally of interest rate concessions, and did not result in the reduction of the recorded investment in the associated loan balances. The commitments to lend additional funds on loans that have been restructured at March 31, 2022 and December 31, 2021 were not significant.

Other Real Estate Owned
Other real estate owned ("OREO") totaled $1.0 million both at March 31, 2022 and December 31, 2021. There were no consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2022.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The amount of goodwill by reportable segment is presented in the following table:

(In thousands)	Community Banking	Insurance	Investment Management	Total
Balances at December 31, 2021	$331,688	$6,788	$31,747	$370,223
No Activity	—	—	—	—
Balances at March 31, 2022	$331,688	$6,788	$31,747	$370,223

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	March 31, 2022			Weighted Average Remaining Life	December 31, 2021			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(13,678)	$15,360	7.2 years	$29,038	$(12,624)	$16,414	7.4 years
Other identifiable intangibles	13,906	(4,854)	9,052	9.5 years	13,906	(4,400)	9,506	9.7 years
Total amortizing intangible assets	$42,944	$(18,532)	$24,412		$42,944	$(17,024)	$25,920

Goodwill	$370,223		$370,223		$370,223		$370,223

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining 2022	$4,336
2023	5,089
2024	4,333
2025	3,567
2026	2,732
Thereafter	4,355
Total amortizing intangible assets	$24,412

NOTE 6 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2022	December 31, 2021
Noninterest-bearing deposits	$4,039,797	$3,779,630
Interest-bearing deposits:
Demand	1,410,183	1,604,714
Money market savings	3,478,143	3,415,663
Regular savings	562,092	533,862
Time deposits of less than $250,000	996,864	910,464
Time deposits of $250,000 or more	365,715	380,398
Total interest-bearing deposits	6,812,997	6,845,101
Total deposits	$10,852,794	$10,624,731

NOTE 7 – BORROWINGS
Subordinated Debt
On March 15, 2022, the Company completed an offering of $200.0 million aggregate principal amount Fixed to Floating Rate Subordinated Notes due in 2032. The notes bear a fixed interest rate of 3.875% per year through March 29, 2027. Commencing on March 30, 2027, the notes will bear interest at a floating rate per annum equal to the benchmark rate (which is expected to be the three-month SOFR rate) plus a spread of 196.5 basis points, payable quarterly in arrears. The Company is still in process of finalizing the debt issuance costs. As of March 31, 2022, the total amount of debt issuance costs incurred was $2.7 million, which are being amortized through the contractual life of the debt. The entire amount of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

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

In conjunction with the acquisition of WashingtonFirst Bankshares, Inc. ("WashingtonFirst") in 2018, the Company assumed $25.0 million in subordinated debt with an associated purchase premium at acquisition of $2.2 million. The premium was amortized over the contractual life of the obligation. The subordinated debt had a maturity of 10 years, maturing on October 15, 2025, and was non-callable through October 15, 2020. The subordinated debt held a fixed interest rate of 6.00% per annum through October 5, 2020 at which point the rate became variable at the three-month LIBOR plus 457 basis points payable quarterly. On July 15, 2021, the Company redeemed the entire outstanding principal balance of the WashingtonFirst subordinated debt.

In conjunction with the acquisition of Revere Bank ("Revere") in 2020, the Company assumed $31.0 million in subordinated debt with an associated purchase premium at acquisition of $0.2 million, which was amortized through the call date. The subordinated debt had a 10-year term, maturing on September 30, 2026, and was non-callable until September 30, 2021. The subordinated debt had a fixed interest rate of 5.625% per annum, payable semi-annually, through March 31, 2022 at which point the interest rate reset quarterly to an amount equal to three month LIBOR plus 441 basis points. On September 30, 2021, the Company redeemed the entire outstanding principal balance of the Revere subordinated debt.

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	March 31, 2022	December 31, 2021
Fixed to floating rate sub debt, 3.875%	$200,000	$—
Fixed to floating rate sub debt, 4.25%	175,000	175,000
Total Sub debt	375,000	175,000
Less: Debt issuance costs	(4,998)	(2,288)
Long-term borrowings	$370,002	$172,712

Other Borrowings
At March 31, 2022 and December 31, 2021, the Company had $130.8 million and $141.1 million, respectively, of outstanding retail repurchase agreements. The Company had no outstanding federal funds purchased at both March 31, 2022 and December 31, 2021.

At March 31, 2022, the Company had an available line of credit with the FHLB under which its borrowings are limited to $3.8 billion based on pledged collateral at prevailing market interest rates, with no outstanding borrowings against it at March 31, 2022. At December 31, 2021, lines of credit with the FHLB totaled $3.9 billion based on pledged collateral with no outstanding borrowings.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $883.6 million, commercial real estate loans amounting to $3.2 billion, home equity lines of credit (“HELOC”) amounting to $216.7 million, and multifamily loans amounting to $399.4 million at March 31, 2022, as collateral under the borrowing agreement with the FHLB. At December 31, 2021, the Company had pledged collateral of qualifying mortgage loans of $829.1 million, commercial real estate loans of $3.1 billion, HELOC loans of $224.4 million, and multifamily loans of $333.4 million under the FHLB borrowing agreement.

The Company also had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $684.4 million and $509.4 million at March 31, 2022 and December 31, 2021, respectively, collateralized by loans, with no borrowings outstanding at the end of either period. In addition, the Company had unsecured lines of credit with correspondent banks of $1.3 billion both at March 31, 2022 and December 31, 2021, with no borrowings outstanding at either date.

NOTE 8 – STOCKHOLDERS' EQUITY
On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. No common shares were repurchased under the approved repurchase plan during quarter ended March 31, 2022.

During 2021, the Company completed its previously authorized stock repurchase plan with the repurchase of all 2,350,000 shares of common stock at an average price of $45.65 per share for a total cost of $107.3 million.

NOTE 9 – SHARE BASED COMPENSATION
At March 31, 2022, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 637,489 are available for issuance at March 31, 2022, has a term of 10 years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven or 10 years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $1.5 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, related to the awards of restricted stock award grants, restricted stock unit grants and performance share unit grants. There was no unrecognized compensation cost related to stock options as of March 31, 2022. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $13.4 million as of March 31, 2022. That cost is expected to be recognized over a weighted average period of approximately 2.45 years.

During the three months ended March 31, 2022, the Company granted 155,121 restricted stock units and performance share units, of which 45,567 units are subject to achievement of certain performance conditions measured over a three-year performance period and 109,554 restricted stock units are subject to a three year vesting schedule. The Company did not grant any stock options under the Omnibus Incentive Plan during the three months ended March 31, 2022.

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2022	390,520	$32.67
Granted	155,121	$45.39
Vested	(36,472)	$31.80
Forfeited/ cancelled	(1,125)	$37.57
Non-vested at March 31, 2022	508,044	$36.28

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2022	159,741	$17.18	2.4 years	$5,264
Granted	—	$—
Exercised	(8,897)	$21.95		$221
Forfeited	—	$—
Expired	—	$—
Balance at March 31, 2022	150,844	$16.89	2.3 years	$4,316

Exercisable at March 31, 2022	150,844	$16.89	2.3 years	$4,316

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

On March 30, 2022, the Board of Directors approved the termination of the Plan to be effective as of June 30, 2022. Over the next several months, the Company intends to prepare and execute any necessary plan amendments regarding the Plan termination, prepare and file an Application for Determination for Terminating Plan with the Internal Revenue Service (“IRS”) for a determination as to the tax-qualified status of the Plan at the time of termination, and prepare and file appropriate notices and documents related to the Plan’s termination and wind-down with the Pension Benefit Guaranty Corporation (“PBGC”).

After receiving approval from the IRS and the PBGC, which is expected to be in 2023, the Company will make an additional cash contribution, if necessary, in order to fully fund the Plan on a plan termination basis, followed by the purchase of annuity contracts to transfer its remaining liabilities under the Plan. The actual amount of this cash contribution, if any, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. In addition, the Company expects to recognize a non-cash pension settlement charge upon settlement of the obligations of the Plan.

All participants who are not already receiving annuities will be given the opportunity to elect a lump sum payout. Benefit obligations of participants who do not elect a lump sum or who are being paid in an annuity form will be transferred under an annuity contract from a highly-rated insurance company that will pay and administer future benefit payments. There will be no change in the benefit earned by Plan participants as a result of these actions. The Plan termination is subject to regulatory approvals and the Company has the right to change the effective date of the Plan termination or to revoke its decision to terminate the Plan, but it has no intent to do so.

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2022	2021
Interest cost on projected benefit obligation	$325	$318
Expected return on plan assets	(353)	(312)
Recognized net actuarial loss	196	227
Net periodic benefit cost	$168	$233

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of Plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. The Company did not make any contribution to the Plan during the three months ended March 31, 2022. Management continues to monitor the funding level of the Plan and may make additional contributions as necessary during 2022.

NOTE 11 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2022	2021
Net income	$43,935	$75,464
Distributed and undistributed earnings allocated to participating securities	(268)	(640)
Net income attributable to common shareholders	$43,667	$74,824

Total weighted average outstanding shares	45,424	47,530
Less: Weighted average participating securities	(282)	(411)
Basic weighted average common shares	45,142	47,119
Dilutive weighted average common stock equivalents	191	296
Diluted weighted average common shares	45,333	47,415

Basic net income per common share	$0.97	$1.59
Diluted net income per common share	$0.96	$1.58

Anti-dilutive shares	—	3

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income/ (loss) is defined as net income/ (loss) plus transactions and other occurrences that are the result of non-owner changes in equity. For Condensed Consolidated Financial Statements presented for the Company, non-owner changes in equity are comprised of unrealized gains or losses on investments available-for-sale and held-to-maturity, and any minimum pension liability adjustments.

During the quarter ended March 31, 2022, the Company transferred certain debt securities from available-for-sale to held-to-maturity. The total amortized cost of debt securities transferred was $305.6 million with the associated after tax unrealized loss $12.1 million at the date of transfer. This after tax unrealized loss continues to be reported in accumulated other comprehensive income and is amortized over the remaining lives of debt securities as a yield adjustment.

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains/(Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2022	$(336)	$(8,203)	$—	$(8,539)
Other comprehensive loss before reclassification from accumulated other comprehensive income, net of tax	(49,026)	—	(12,083)	(61,109)
Reclassifications from accumulated other comprehensive income to earnings, net of tax	(6)	146	237	377
Current period change in other comprehensive income, net of tax	(49,032)	146	(11,846)	(60,732)
Balance at March 31, 2022	$(49,368)	$(8,057)	$(11,846)	$(69,271)

(In thousands)	Unrealized Gains/ (Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2021	$28,175	$(9,470)	$18,705
Other comprehensive income before reclassification, net of tax	(21,478)	—	(21,478)
Reclassifications from accumulated other comprehensive income, net of tax	(43)	164	121
Current period change in other comprehensive income, net of tax	(21,521)	164	(21,357)
Balance at March 31, 2021	$6,654	$(9,306)	$(2,652)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2022	2021
Unrealized gains on available-for-sale debt securities:
Affected line item in the Statements of Income:
Investment securities gains	$8	$58
Income before taxes	8	58
Tax expense	(2)	(15)
Net income	$6	$43

Amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity:
Affected line item in the Statements of Income:
Interest and dividends on investment securities (1)	$319	$—
Income before taxes	319	—
Tax expense	(82)	—
Net income	$237	$—

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (2)	$(196)	$(227)
Loss before taxes	(196)	(227)
Tax benefit	50	63
Net loss	$(146)	$(164)
(1)Amortization of unrealized losses on held-to-maturity debt securities is fully offset by accretion of a discount on held-to-maturity debt securities with no overall impact on net income and yield.
(2)This amount is included in the computation of net periodic benefit cost. See Note 10 for additional information on the pension plan.

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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended March 31,
	2022	2021
Components of lease expense:
Operating lease cost (resulting from lease payments)	$2,765	$3,151

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$2,939	$3,280
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$—	$803
Acquisitions	$—	$—

	March 31, 2022	December 31, 2021
Supplemental balance sheet information related to leases:
Operating lease ROU assets	$56,569	$57,872
Operating lease liabilities	$65,664	$67,138

Other information related to leases:
Weighted average remaining lease term of operating leases	8.8 years	9.0 years
Weighted average discount rate of operating leases	2.92%	2.92%

At March 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining 2022	$8,683
2023	11,678
2024	9,793
2025	7,976
2026	7,147
Thereafter	30,646
Total undiscounted lease payments	75,923
Less: Present value discount	(10,259)
Lease liability	$65,664

At March 31, 2022, the Company had no operating leases that have not yet commenced operations. The Company does not have any lease arrangements with any of its related parties as of March 31, 2022.
NOTE 14 – DERIVATIVES
The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and, therefore, has no credit risk. The notional value of the swaps outstanding was $392.7 million as of March 31, 2022 compared to $396.3 million as of December 31, 2021. The fair values of swap positions net to zero to minimize the potential impact on the Company’s Condensed Consolidated Financial Statements. Fair values of the swaps are carried as both gross assets and gross liabilities in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. The associated net gains and losses on the swaps are recorded in Other income in the Condensed Consolidated Statements of Income.

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

Investments available-for-sale and held-to-maturity
U.S. treasuries and government agencies securities and mortgage-backed and asset-backed securities
Valuations are based on active market data and use of evaluated broker pricing models that vary based by asset class and includes available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, descriptive terms, and databases coupled with extensive quality control programs. Quality control evaluation processes use available market, credit and deal level information to support the evaluation of the security. Additionally, proprietary models and pricing systems, mathematical tools, actual transacted prices, integration of market developments and experienced evaluators are used to determine the value of a security based on a hierarchy of market information regarding a security or securities with similar characteristics. The Company does not adjust the quoted price for such securities. Such instruments are classified within Level 2 in the fair value hierarchy.

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

	March 31, 2022
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$17,537	$—	$17,537
Available-for-sale debt securities:
U.S. treasuries and government agencies	—	105,498	—	105,498
State and municipal	—	321,853	—	321,853
Mortgage-backed and asset-backed	—	832,594	—	832,594
Total available-for-sale debt securities	—	1,259,945	—	1,259,945
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	—	275,834	—	275,834
Total held-to-maturity debt securities	—	275,834	—	275,834
Interest rate swap agreements	—	8,239	—	8,239
Total assets	$—	$1,561,555	$—	$1,561,555

Liabilities:
Interest rate swap agreements	$—	$(8,239)	$—	$(8,239)
Total liabilities	$—	$(8,239)	$—	$(8,239)
 (1) The outstanding principal balance for residential loans held for sale as of March 31, 2022 was $17.5 million.

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$39,409	$—	$39,409
Investments available-for-sale:
U.S. treasuries and government agencies	—	68,539	—	68,539
State and municipal	—	326,402	—	326,402
Mortgage-backed and asset-backed	—	1,070,955	—	1,070,955
Total investments available-for-sale	—	1,465,896	—	1,465,896
Interest rate swap agreements	—	5,880	—	5,880
Total assets	$—	$1,511,185	$—	$1,511,185

Liabilities:
Interest rate swap agreements	$—	$(5,880)	$—	$(5,880)
Total liabilities	$—	$(5,880)	$—	$(5,880)
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

	March 31, 2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$331	$331	$(1,023)
Other real estate owned	—	—	1,034	1,034	(81)
Total	$—	$—	$1,365	$1,365	$(1,104)
(1) Amounts represent the fair value of collateral for collateral dependent non-accrual loans allocated to the allowance for credit losses. Fair values are determined using actual market prices (Level 2), independent third party valuations and borrower records, discounted as appropriate (Level 3).

	December 31, 2021
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

At March 31, 2022, loans totaling $31.8 million were written down to fair value of $25.1 million as a result of individual credit loss allowances of $6.7 million associated with the collateral dependent loans. Loans totaling $33.5 million were written down to fair value of $26.9 million at December 31, 2021 as a result of individual credit loss allowances of $6.6 million associated with the collateral dependent loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	March 31, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$552,826	$552,826	$552,826	$—	$—
Residential mortgage loans held for sale	17,537	17,537	—	17,537	—
Available-for-sale debt securities	1,259,945	1,259,945	—	1,259,945	—
Held-to-maturity debt securities	285,339	275,834	—	275,834	—
Equity securities	41,157	41,157	41,157	—	—
Loans, net of allowance	10,033,740	10,110,642	—	—	10,110,642
Interest rate swap agreements	8,239	8,239	—	8,239	—
Accrued interest receivable	33,528	33,528	33,528	—	—
Bank owned life insurance	148,323	148,323	—	148,323	—

Financial liabilities:
Time deposits	$1,362,579	$1,353,092	$—	$1,353,092	$—
Other deposits	9,490,215	9,490,215	9,490,215	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	130,784	130,784	—	130,784	—
Subordinated debt	370,002	313,553	—	—	313,553
Interest rate swap agreements	8,239	8,239	—	8,239	—
Accrued interest payable	3,598	3,598	3,598	—	—

			Fair Value Measurements
	December 31, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$420,020	$420,020	$420,020	$—	$—
Residential mortgage loans held for sale	39,409	39,409	—	39,409	—
Investments available-for-sale	1,465,896	1,465,896	—	1,465,896	—
Equity securities	41,166	41,166	41,166	—	—
Loans, net of allowance	9,857,946	9,964,924	—	—	9,964,924
Interest rate swap agreements	5,880	5,880	—	5,880	—
Accrued interest receivable	34,349	34,349	34,349	—	—
Bank owned life insurance	147,528	147,528	—	147,528	—

Financial liabilities:
Time deposits	$1,290,862	$1,292,598	$—	$1,292,598	$—
Other deposits	9,333,869	9,333,869	9,333,869	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	141,086	141,086	—	141,086	—
Subordinated debt	172,712	175,780	—	—	175,780
Interest rate swap agreements	5,880	5,880	—	5,880	—
Accrued interest payable	1,516	1,516	1,516	—	—

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

The Community Banking segment is conducted through the Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees, and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment, and other expenses. Non-cash charges associated with amortization of intangibles were $1.1 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel, occupancy, support charges, and other expenses. Non-cash charges associated with amortization of intangibles were immaterial for the three months ended March 31, 2022 and 2021.

The Investment Management segment is conducted through West Financial and RPJ, subsidiaries of the Bank. These asset management and financial planning firms, located in McLean, Virginia and Falls Church, Virginia, respectively, provide comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial and RPJ had approximately $3.9 billion in combined assets under management as of March 31, 2022. Major revenue sources include non-interest income earned on the above services. Expenses include personnel, occupancy, support charges, and other expenses. Non-cash charges associated with amortization of intangibles were $0.4 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

Information for the operating segments and reconciliation of the information to the Condensed Consolidated Financial Statements for the periods indicated are presented in the following tables:

	Three Months Ended March 31, 2022
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$106,037	$—	$2	$(3)	$106,036
Interest expense	4,588	—	—	(3)	4,585
Provision/ (credit) for credit losses	1,635	—	—	—	1,635
Non-interest income	15,055	2,120	5,728	(2,308)	20,595
Non-interest expense	57,379	1,476	3,528	(236)	62,147
Income/(loss) before income taxes	57,490	644	2,202	(2,072)	58,264
Income tax expense/ (benefit)	13,555	180	594	—	14,329
Net income/ (loss)	$43,935	$464	$1,608	$(2,072)	$43,935

Assets	$12,967,935	$9,871	$58,401	$(68,791)	$12,967,416

	Three Months Ended March 31, 2021
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$114,261	$1	$2	$(3)	$114,261
Interest expense	9,664	—	—	(3)	9,661
Provision for credit losses	(34,708)	—	—	—	(34,708)
Non-interest income	21,725	2,151	5,207	(217)	28,866
Non-interest expense	63,695	1,487	3,208	(217)	68,173
Income/ (loss) before income taxes	97,335	665	2,001	—	100,001
Income tax expense/ (benefit)	23,838	183	516	—	24,537
Net income/ (loss)	$73,497	$482	$1,485	$—	$75,464

Assets	$12,878,311	$11,504	$56,688	$(73,137)	$12,873,366

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These principal risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2021 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:
•risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the effectiveness and acceptance of vaccination programs, the imposition of restrictions on business operations and/or travel; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates;
•the impacts related to or resulting from Russia's military action in Ukraine, including the broader impacts to financial markets and the global macroeconomic and geopolitical environments;
•general business and economic conditions, including higher inflation and its impacts, nationally or in the markets that the Company serves could adversely affect, among other things, real estate prices, unemployment levels, the ability of businesses to remain viable and consumer and business confidence, which could lead to decreases in the demand for loans, deposits and other financial services that we provide and increases in loan delinquencies and defaults;
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

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank (the “Bank”). The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At March 31, 2022, the Company had $13.0 billion in total assets, compared to $12.6 billion at December 31, 2021. The Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The Bank is an independent and community-oriented bank that offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. Through its subsidiaries, Sandy Spring Insurance Corporation ("SSIC"), West Financial Services, Inc. ("West") and SSB Wealth Management, Inc. (d/b/a Rembert Pendleton and Jackson, "RPJ”), the Bank also offers a variety of comprehensive insurance and wealth management services. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. Deposit accounts of the Bank are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Current Quarter Financial Overview
The Company recorded net income of $43.9 million ($0.96 per diluted common share) in the current quarter compared to net income of $75.5 million ($1.58 per diluted common share) for the first quarter of 2021 and net income of $45.4 million ($0.99 per diluted common share) for the fourth quarter of 2021. Compared to the first quarter of the prior year, exclusive of the significant swing in the provision for credit losses, the current quarter reflected a decline in both net interest income and non-interest income, which exceeded the reduction in non-interest expense. The provision for credit losses for the current quarter was $1.6 million compared to a credit of $34.7 million for the first quarter of 2021 and a charge of $1.6 million for the fourth quarter of 2021.

Current quarter core earnings were $45.1 million ($0.99 per diluted common share), compared to $83.5 million ($1.76 per diluted common share) for the quarter ended March 31, 2021 and $46.6 million ($1.02 per diluted common share) for the quarter ended December 31, 2021. The decline in core earnings reflects the shift from a significant credit to the provision in the prior year's results to the current year's charge to the provision. Core earnings are determined by excluding the after-tax impact of merger and acquisition expense, the loss on FHLB redemptions, amortization of intangibles and investment securities gains.

The current quarter reflects the following:

•At March 31, 2022, total assets were $13.0 billion, a 1% increase compared to $12.9 billion at March 31, 2021. During the previous twelve months, liquidity resulting from deposit growth and PPP loan forgiveness was utilized to fund the growth in the loan and investment securities portfolio, which occurred primarily in the previous two quarters.

•Year-over-year deposits grew 2%, driven by 7% growth in noninterest-bearing deposits, reflecting the impact of the PPP program forgiveness and the growth in transaction relationships, while interest-bearing deposits declined as a result of the decline in time deposits.

•During the current quarter, an offering of $200 million aggregate principal amount fixed to floating rate subordinated notes due in 2032 was completed. The entire amount of the debt is considered Tier 2 capital under current regulatory guidelines.

•For the first quarter of 2022, the net interest margin was 3.49%, compared to 3.56% for the same quarter of 2021, and 3.51% for the fourth quarter of 2021. Excluding the amortization of the fair value marks derived from the previous acquisitions, the current quarter’s net interest margin remained at 3.49%, compared to 3.46% for first quarter of 2021, and 3.52% for the fourth quarter of 2021.

•The provision for credit losses was $1.6 million for the current quarter compared to the prior year quarter’s credit to the provision of $34.7 million. The provision for the current quarter is a reflection of the growth in the loan portfolio, coupled with the potential impact of recessionary pressures which exceeded the benefit to the provision derived from continuing improvement in forecasted macroeconomic indicators.

•Non-interest income decreased $8.3 million or 29% for the first quarter of 2022, compared to the prior year quarter. This decrease is the result of a decline in income from mortgage banking activities, which exceeded the growth in wealth management income, growth in service charges on deposit accounts and growth in bank card fees. In addition, other non-interest income declined compared to the prior year primarily as a result of a decrease in credit related fees.

•Non-interest expense for the current quarter decreased $6.0 million or 9% compared to the prior year quarter. The prior year's non-interest expense included a $9.1 million loss from the redemption of FHLB borrowings and was the main driver of the quarter over quarter decline. Excluding the loss on the redemption, non-interest expense increased 5% compared to the prior year quarter driven by an increase in compensation cost, predominantly benefit costs.

•Return on average assets (“ROA”) for the quarter ended March 31, 2022 was 1.42% and return on average tangible common equity (“ROTCE”) was 16.04% compared to 1.41% and 16.07%, respectively, for the fourth quarter of 2021. On a non-GAAP basis, the current quarter's core ROA was 1.45% and core ROTCE was 16.45% compared to core ROA of 1.44% and core ROTCE of 16.49% for the fourth quarter of 2021.

•For the first quarter of 2022, the GAAP efficiency ratio was 50.92% compared to 51.08% for the first quarter of 2021, and 51.75% for the fourth quarter of 2021. The non-GAAP efficiency ratio for the first quarter of 2022 was 49.34% compared to 42.65% for the prior year quarter, and 50.17% for the fourth quarter of 2021. The combination of a decline in non-interest income and an increase in non-interest expense drove the higher non-GAAP efficiency ratio compared to prior year quarter.

•On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million in shares of common stock. No shares of common stock were repurchased under this plan during the quarter.

Summary of First Quarter Results

Balance Sheet and Credit Quality
Total assets grew 1% to $13.0 billion at March 31, 2022, as compared to $12.9 billion at March 31, 2021. During this period, total loans declined by 3% to $10.1 billion at March 31, 2022, compared to $10.4 billion at March 31, 2021 driven by the $1.2 billion year-over-year reduction in PPP loans. Excluding the impact of PPP loan forgiveness, total commercial loans grew by $983.2 million or 13% during the past twelve months. During this period, the Company generated commercial gross loan production of $3.8 billion, of which $2.5 billion was funded, offsetting $1.5 billion in commercial loan run-off. During the first quarter of 2022, funded commercial loan production increased 90% to $545.4 million compared to $287.7 million for the same quarter of the prior year. Over the previous twelve months, growth in the commercial portfolio, excluding PPP loans, occurred in all commercial portfolios led by the $735.9 million or 20% growth in the investor owned commercial portfolio. Year-over-year the consumer loan portfolio declined 15% due to the run-off of home equity loan and line products, a result of the refinancing activity in the residential mortgage markets.

During the past twelve months, deposits increased 2%, driven by 7% growth in noninterest-bearing deposits reflecting the impact of the PPP program forgiveness and the growth in transaction relationships, while interest-bearing deposits declined 1% as a result of the $312.6 million in attrition of rate advantaged time deposits. Savings and money market categories experienced year-over-year growth in excess of 3%.

The tangible common equity ratio decreased to 8.70% of tangible assets at March 31, 2022, compared to 8.90% at March 31, 2021 as a result of the $107.3 million repurchase of common shares during 2021 and the $66.6 million increase in the accumulated other comprehensive loss, coupled with the increase in tangible assets during the past year. At March 31, 2022, the Company had a total risk-based capital ratio of 16.77%, a common equity tier 1 risk-based capital ratio of 12.03%, a tier 1 risk-based capital ratio of 12.03%, and a tier 1 leverage ratio of 9.66%.

Non-performing loans include non-accrual loans, accruing loans 90 days or more past due and restructured loans. At March 31, 2022, the level of non-performing loans to total loans was 0.46% compared to 0.94% at March 31, 2021, and 0.49% at December 31, 2021. At March 31, 2022, non-performing loans totaled $46.3 million, compared to $98.7 million at March 31, 2021, and $48.8 million at December 31, 2021. Loans placed on non-accrual during the current quarter amounted to $1.5 million compared to $0.4 million for the prior year quarter and $0.5 million for the fourth quarter of 2021. Non-accrual loans at quarter end declined from the prior quarter due primarily to payoff activity. Loans greater than 90 days or more past due decreased from the prior quarter as a result of the extension of existing performing portfolio loans that were in process of being extended at the end of the prior quarter.

The Company recorded net charge-offs of $0.2 million for the first quarter of 2022, as compared to net charge-offs of $0.3 million for the first quarter of 2021 and net charge-offs of $0.4 million for the fourth quarter of 2021.

At March 31, 2022, the allowance for credit losses was $110.6 million or 1.09% of outstanding loans and 239% of non-performing loans, compared to $109.1 million or 1.10% of outstanding loans and 224% of non-performing loans at the end of the previous quarter. Excluding PPP loans, the allowance for credit losses to outstanding loans was 1.10% at March 31, 2022. The increase in the allowance during the current quarter compared to the previous quarter was the result of the growth in the loan portfolio during the quarter, net of the impact of continued improvement in forecasted economic metrics, in addition to the update to various metrics applied in the determination of the allowance for credit losses, which included management's consideration of the potential impact of recessionary pressures.

Quarterly Results of Operations
The Company recorded net income of $43.9 million for the three months ended March 31, 2022, compared to net income of $75.5 million for the prior year quarter. The primary driver of the decline in earnings was the activity associated with the provision for credit losses as the prior year's results contained a significant credit to the allowance versus the current year's charge to the allowance. Exclusive of the impact of the provision for credit losses, compared to the first quarter of the prior year, the current quarter reflected a decline in both net interest income and non-interest income, which exceeded the reduction in non-interest expense.

For the first quarter of 2022, net interest income decreased $3.1 million or 3% compared to the first quarter of 2021, as an $8.2 million reduction in interest income was partially offset by a $5.1 million reduction in interest expense.

The provision for credit losses was $1.6 million for the first quarter of 2022 compared to a credit of $34.7 million for the first quarter of 2021. The provision for credit losses for the fourth quarter of 2021 was a charge of $1.6 million.

Non-interest income for the current quarter decreased by 29% or $8.3 million compared to the prior year quarter. Income from mortgage banking activities declined 77% and other non-interest income decreased 45% compared to the first quarter of 2021. These decreases were partially offset by 7% growth in wealth management income, 26% growth in service charges on deposit accounts and a 10% increase in bank card fees.

Non-interest expense decreased $6.0 million or 9% for the first quarter of 2022, compared to the prior year quarter. The prior year's non-interest expense included a $9.1 million loss from the redemption of FHLB borrowings that was the major cause of the quarter over quarter decline. Excluding the loss on the redemption, non-interest expense increased 5% compared to the prior year quarter driven by an increase in compensation, predominantly benefit costs. Overall, the increase reflects the net impact of the increases in compensation and benefit costs, and professional fees, partially offset by a decrease in occupancy expense and a reduction in FDIC insurance expense.

Results of Operations
For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The Company realized net income of $43.9 million ($0.96 per diluted common share) for the first quarter of 2022, compared to net income of $75.5 million ($1.58 per diluted common share) for the first quarter of 2021 and $45.4 million ($0.99 per diluted common share) for the fourth quarter of 2021. The primary driver of the decline in quarterly earnings compared to the prior year quarter was the activity associated with the provision for credit losses as the prior year's results contained a significant credit to the provision versus the current year's charge to the provision. The provision for credit losses for the current quarter was $1.6 million compared to a credit of $34.7 million for the first quarter of 2021 and a charge of $1.6 million for the fourth quarter of 2021.

Exclusive of the impact of the provision for credit losses, compared to the first quarter of the prior year, the current quarter reflected both a decline in net interest income and non-interest income, which exceeded the reduction in non-interest expense. Pre-tax, pre-provision income was $59.9 million for the three months ended March 31, 2022 compared to $65.3 million for the prior year quarter and $61.7 million for the fourth quarter of 2021.

Current quarter core earnings were $45.1 million ($0.99 per diluted common share), compared to $83.5 million ($1.76 per diluted common share) for the quarter ended March 31, 2021 and $46.6 million ($1.02 per diluted common share) for the quarter ended December 31, 2021. Core earnings are determined by excluding the after-tax impact of merger and acquisition expense, the loss on FHLB redemptions, amortization of intangibles and investment securities gains.

Net Interest Income
For the first quarter of 2022, net interest income decreased $3.1 million or 3% compared to the first quarter of 2021, due to the impact of an $8.2 million reduction in interest income being partially offset by a $5.1 million reduction in interest expense. The decline in interest income was driven by a $7.7 million decline in interest and fees on PPP loans and a $1.8 million decline in interest income on residential mortgage loans. The decrease in interest expense was the result of the prior year's liquidation of FHLB borrowings, the run-off of $312.6 million in time deposits and lower interest expense associated with money market deposits.

The net interest margin for the first quarter of 2022 was 3.49% on $11.9 billion of average interest-earning assets as compared to 3.56% on $12.0 billion of average interest-earning assets for the same quarter of the prior year. Compared to the prior year's quarter, the average yield on interest-earning assets declined 23 basis points and was only partially offset by the 24 basis point decline in the rate paid on interest-bearing liabilities resulting in the compression of the net interest margin. The decrease in yields and rates during the previous twelve months is a reflection of the decline in general market interest rates during the period. Excluding the amortization of the fair value marks derived from acquisitions, the current quarter's net interest margin remained at 3.49% compared to 3.46% for first quarter of 2021.

Average interest-earning assets decreased by 1% and average interest-bearing liabilities decreased by 7% in the first quarter of 2022 compared to the first quarter of 2021. The decrease in average interest-bearing liabilities was driven by the 52% decrease in average borrowings, primarily due to the prepayment of advances from the FHLB during 2021. Total average interest-bearing deposits decreased 2% as a result of the 24% decline in average core time deposits, partially offset by the 11% increase in noninterest-bearing deposits in the first quarter of 2022 compared to the same quarter of the prior year. The percentage of average noninterest-bearing deposits to total average deposits increased to 36% in the current quarter compared to 33% in the first quarter of 2021. The primary cause of the increase in average noninterest-bearing deposits was the PPP program forgiveness, in addition to the growth in core deposit relationships. At March 31, 2022 and 2021, average total loans comprised 84% and 86% of average interest-earning assets with an average yield of 4.06% and 4.22%, respectively. In addition, the average yield on investment securities decreased to 1.65% for the current quarter compared to 1.92% for the prior year quarter. These portfolio yield movements resulted in the decline in the overall average yield on interest-earning assets to 3.65% at March 31, 2022 from 3.88% at March 31, 2021. The impact of the decline in the yield on average interest-earning assets was partially mitigated by the 24 basis point decline in the average rate paid on average interest-bearing liabilities, as the average rate paid decreased from 0.50% for the first quarter of 2021 to 0.26% for the first quarter of 2022. During this period, the 14 basis point decline in the average rate paid on average interest-bearing deposits was the result of the decrease in average rates paid on money market savings and time deposits. Excluding the amortization of the fair value marks, the average rate paid on total average interest-bearing liabilities was 0.29%

Consolidated Average Balances, Yields and Rates
	Three Months Ended March 31,
	2022			2021
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$4,220,246	$41,634	4.00%	$3,634,174	$38,354	4.28%
Commercial owner-occupied real estate loans	1,683,557	18,432	4.44	1,638,885	18,680	4.62
Commercial AD&C loans	1,102,660	10,593	3.90	1,049,597	10,396	4.02
Commercial business loans	1,372,755	16,354	4.83	2,291,097	24,794	4.39
Total commercial loans	8,379,218	87,013	4.21	8,613,753	92,224	4.34
Residential mortgage loans	964,056	7,774	3.23	1,066,714	9,544	3.58
Residential construction loans	197,366	1,557	3.20	179,925	1,606	3.62
Consumer loans	424,859	3,589	3.43	496,578	4,545	3.71
Total residential and consumer loans	1,586,281	12,920	3.28	1,743,217	15,695	3.62
Total loans (2)	9,965,499	99,933	4.06	10,356,970	107,919	4.22
Loans held for sale	17,594	198	4.50	82,263	537	2.61
Taxable securities	1,165,041	4,107	1.41	915,625	3,899	1.70
Tax-advantaged securities	452,574	2,551	2.26	491,830	2,840	2.31
Total investment securities (3)	1,617,615	6,658	1.65	1,407,455	6,739	1.92
Interest-bearing deposits with banks	258,273	113	0.18	182,095	46	0.10
Federal funds sold	822	—	0.21	641	—	0.09
Total interest-earning assets	11,859,803	106,902	3.65	12,029,424	115,241	3.88

Less: allowance for credit losses	(109,933)			(163,229)
Cash and due from banks	66,466			106,259
Premises and equipment, net	61,036			56,369
Other assets	698,717			772,716
Total assets	$12,576,089			$12,801,539

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,501,658	$158	0.04%	$1,365,652	$236	0.07%
Regular savings deposits	546,893	19	0.01	444,296	56	0.05
Money market savings deposits	3,426,817	625	0.07	3,410,589	1,463	0.17
Time deposits	1,307,929	1,491	0.46	1,728,543	3,075	0.72
Total interest-bearing deposits	6,783,297	2,293	0.14	6,949,080	4,830	0.28
Federal funds purchased	45,444	15	0.13	41,656	10	0.10
Repurchase agreements	131,487	39	0.12	148,195	43	0.12
Advances from FHLB	—	—	—	376,984	2,276	2.45
Subordinated debentures	203,413	2,238	4.40	227,072	2,502	4.41
Total borrowings	380,344	2,292	2.44	793,907	4,831	2.47
Total interest-bearing liabilities	7,163,641	4,585	0.26	7,742,987	9,661	0.50

Noninterest-bearing demand deposits	3,758,732			3,394,110
Other liabilities	147,200			187,292
Stockholders' equity	1,506,516			1,477,150
Total liabilities and stockholders' equity	$12,576,089			$12,801,539

Tax-equivalent net interest income and spread		$102,317	3.39%		$105,580	3.38%
Less: tax-equivalent adjustment		866			980
Net interest income		$101,451			$104,600

Interest income/earning assets			3.65%			3.88%
Interest expense/earning assets			0.16			0.32
Net interest margin			3.49%			3.56%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.64% and 25.50% for 2022 and 2021, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $0.9 million and $1.0 million in 2022 and 2021, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise tax-equivalent net interest income:

	2022 vs. 2021			2021 vs. 2020
	Increase Or (Decrease)	Due to Change In Average*:		Increase Or (Decrease)	Due to Change In Average*:
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$3,280	$5,903	$(2,623)	$13,089	$15,019	$(1,930)
Commercial owner-occupied real estate loans	(248)	497	(745)	3,474	3,940	(466)
Commercial AD&C loans	197	514	(317)	2,067	4,076	(2,009)
Commercial business loans	(8,440)	(10,729)	2,289	14,617	15,995	(1,378)
Residential mortgage loans	(1,770)	(878)	(892)	(1,197)	(670)	(527)
Residential construction loans	(49)	147	(196)	45	325	(280)
Consumer loans	(956)	(628)	(328)	(611)	317	(928)
Loans held for sale	(339)	(576)	237	246	318	(72)
Taxable securities	208	933	(725)	(2,423)	(351)	(2,072)
Tax-advantaged securities	(289)	(227)	(62)	1,103	1,778	(675)
Interest-bearing deposits with banks	67	23	44	(134)	129	(263)
Federal funds sold	—	—	—	(1)	—	(1)
Total tax-equivalent interest income	(8,339)	(5,021)	(3,318)	30,275	40,876	(10,601)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(78)	23	(101)	(461)	273	(734)
Regular savings deposits	(37)	11	(48)	(17)	21	(38)
Money market savings deposits	(838)	7	(845)	(3,187)	2,253	(5,440)
Time deposits	(1,584)	(638)	(946)	(5,023)	512	(5,535)
Federal funds purchased	5	1	4	(365)	(116)	(249)
Repurchase agreements	(4)	(4)	—	(162)	17	(179)
Advances from FHLB	(2,276)	(1,138)	(1,138)	(869)	(956)	87
Subordinated debentures	(264)	(258)	(6)	221	221	—
Total interest expense	(5,076)	(1,996)	(3,080)	(9,863)	2,225	(12,088)
Tax-equivalent net interest income	$(3,263)	$(3,025)	$(238)	$40,138	$38,651	$1,487
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
Excluding interest and fees associated with the PPP loan program, the Company's total tax-equivalent interest income decreased 1% for the first quarter of 2022 compared to the prior year quarter. Interest and fees from the PPP loan program amounted to $3.2 million in the current quarter compared to $10.9 million in the prior year quarter. Average interest-earning assets declined 1% over the prior year quarter as average total loans declined 4% partially offset by the 15% increase in average investment securities. Excluding average PPP loan balances, average total loans grew 7% over the previous twelve months. Average mortgage loans decreased 7% as a result of portfolio run-offs and sales in the secondary market of the majority of loan originations during the past twelve months. Average consumer loans, principally home equity loans and lines, declined 14% as a result of refinancing activity during the year.

The average yield on interest-earning assets declined to 3.65% for the current quarter compared to 3.88% for the same period of the prior year. Average yields on loans and investment securities for the current quarter decreased by 16 and 27 basis points, respectively, compared to the prior year quarter, a reflection of the decline in general market interest rates during the previous twelve months. The yield on average loans for the current quarter included a reduction of two basis points from the amortization of the fair value premiums. The decrease in the yield on investments was driven primarily by the decrease in yields on taxable investments during the period. Excluding the amortization of fair value marks, the yield on interest-earning assets would have been 3.67%.

Interest Expense
Interest expense decreased 53% in the first quarter of 2022 compared to the first quarter of 2021. The decrease from period to period was attributable to the elimination of FHLB borrowings, a decline in general market rates over the previous twelve months and the decrease of the amortization of the acquisition fair value marks on time deposits. The impact of these factors resulted in the average rate on interest-bearing liabilities for the current quarter declining to 0.26% from 0.50% as compared to the prior year quarter. The combined impact of the lower market rates and amortization of fair value marks on time deposits resulted in the 0.14% average rate paid on interest-bearing deposits for the current quarter compared to 0.28% for the same period of the prior year. The main driver in the 14 basis point decline in the average rate paid on interest-bearing deposits in the current quarter versus in the prior year quarter were the notable decreases in the rates paid on money market savings and time deposits. For the current quarter, the amortization of fair value marks on time deposits resulted in a reduction of the average rate paid on total average deposits of two basis points for the quarter versus nine basis points for last year's first quarter. Excluding the amortization of those fair value marks, the average rate paid on interest-bearing liabilities would have been 0.29% for the current quarter compared to 0.59% for the prior year quarter. The average rate paid also benefited from the growth in average noninterest-bearing deposits that increased to 36% of average deposits in the current quarter compared to 33% in the prior year’s first quarter.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2022/2021	2022/2021
(Dollars in thousands)	2022	2021	$ Change	% Change
Securities gains	$8	$58	$(50)	(86.2)%
Service charges on deposit accounts	2,326	1,852	474	25.6
Mortgage banking activities	2,298	10,169	(7,871)	(77.4)
Wealth management income	9,337	8,730	607	7.0
Insurance agency commissions	2,115	2,153	(38)	(1.8)
Income from bank owned life insurance	795	680	115	16.9
Bank card fees	1,668	1,518	150	9.9
Other income	2,048	3,706	(1,658)	(44.7)
Total non-interest income	$20,595	$28,866	$(8,271)	(28.7)

Total non-interest income decreased $8.3 million or 29% during the current quarter compared to the same quarter of the prior year, primarily the result of a decline in income from mortgage banking activities. Compared to the prior year quarter, increases occurred in wealth management income, service charges on deposit accounts and bank card fees while other non-interest income declined.

Further detail by type of non-interest income follows:
•Service charges on deposit accounts increased 26% in the first quarter of 2022, compared to the first quarter of 2021, reflecting the impact of increased transaction volume in the current year.
•Income from mortgage banking activities decreased by $7.9 million or 77% in the first quarter of 2022 as compared to the first quarter of 2021 reflecting the impact of reduced origination volume, the result of increasing mortgage lending rates during the current quarter compared to the prior year quarter.
•Wealth management income increased 7% for the first quarter of 2022, as compared to the first quarter of 2021 due to the growth in assets under management during the period. Overall total assets under management increased to $5.8 billion at March 31, 2022 compared to $5.4 billion at March 31, 2021. Trust service fees increased 3% compared to the first quarter of 2021 driven by investment management fee income. Excluding postmortem estate fees realized in the prior year quarter, trust service fees increased 9% in the current quarter compared to the prior year quarter.
•Income from bank owned life insurance increased by $0.1 million in the first quarter of 2022, compared to the first quarter of 2021, due to the addition of policies over the preceding 12 months.
•Bank card income increased 10% in the first quarter of 2022, compared to the first quarter of 2021, due to a rise in consumer transaction volume.
•Other non-interest income decreased $1.7 million or 45% in the first quarter of 2022, compared to the first quarter of 2021, primarily as a result of the decrease in credit related fees.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2022/2021	2022/2021
(Dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$39,373	$36,652	$2,721	7.4%
Occupancy expense of premises	5,034	5,487	(453)	(8.3)
Equipment expense	3,536	3,222	314	9.7
Marketing	1,193	1,212	(19)	(1.6)
Outside data services	2,419	2,283	136	6.0
FDIC insurance	984	1,492	(508)	(34.0)
Amortization of intangible assets	1,508	1,697	(189)	(11.1)
Merger and acquisition expense	—	45	(45)	(100.0)
Professional fees and services	2,017	1,731	286	16.5
Other expenses	6,083	14,352	(8,269)	(57.6)
Total non-interest expense	$62,147	$68,173	$(6,026)	(8.8)

Total non-interest expense decreased $6.0 million or 9% for the first quarter of 2022, compared to the prior year quarter. The prior year's non-interest expense included a $9.1 million loss from the redemption of FHLB borrowings that was the primary driver of the quarter over quarter decline. Excluding the loss on the redemption, non-interest expense increased 5% compared to the prior year quarter driven by increases in compensation and benefit costs, equipment expense and professional fees that were partially offset by a significant reduction in FDIC insurance expense and lower occupancy cost. Further detail of significant changes in the levels of non-interest expense by category follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased 7% in the first quarter of 2022 compared to the same period of the prior year. While the compensation component increased 3%, benefit cost, driven by health care costs, FICA taxes and stock compensation costs, increased 21%.
•Occupancy and equipment expenses for the quarter decreased a combined 2% compared to the prior year quarter as a result of lower rental expense.
•Marketing expense decreased 2% compared to the prior year as a result of decreased advertising initiatives.
•FDIC insurance expense declined 34% as a result of the reduction in risk factors applied by the regulatory agency in the determination of the Company's premium.
•Professional fees and services increased 17% from the prior year quarter due primarily to consulting fees associated with specific strategic initiatives.
•Amortization of intangible assets decreased primarily as a result of the decline in the amortization expense for the core deposit intangible asset recognized from previous acquisitions.
•Other non-interest expense decreased 58% as the prior year quarter included the $9.1 million loss from the redemption of FHLB borrowings.

Income Taxes
The Company had income tax expense of $14.3 million in the first quarter of 2022, compared to income tax expense of $24.5 million in the first quarter of 2021. The resulting effective tax rate was 24.6% for the first quarter of 2022 compared to an effective tax rate of 24.5% for the first quarter of 2021.

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

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes merger and acquisition expense, the amortization of intangibles, and other non-recurring expenses, such as early prepayment penalties on FHLB advances. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which may vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income. The GAAP efficiency ratio in the first quarter of 2022 decreased to 50.92% compared to 51.08% for the first quarter of 2021. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio was 49.34% in the first quarter of 2022 compared to 42.65% in the first quarter of 2021. The change in the current year’s non-GAAP efficiency ratio compared to the prior year was the result of the 9% decline in non-GAAP revenue coupled with the 6% growth in non-GAAP non-interest expense.

In addition, the Company uses pre-tax, pre-provision income, as a measure of the level of certain recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding/(subtracting) the provision (credit) for credit losses and the provision for income taxes back to/from net income. This metric decreased 8% for the current quarter compared to the prior year quarter as a result of the decline in net interest income and non-interest income which exceeded the decline in non-interest expense.

The Company has presented core earnings, core earnings per share, core return on average assets and core return on average tangible common equity in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Core earnings reflect net income exclusive of merger and acquisition expense, amortization of intangible assets, loss on FHLB redemptions, and investment securities gains, in each case net of tax. The Company recorded net income of $43.9 million ($0.96 per diluted common share) in the current quarter compared to a net income of $75.5 million ($1.58 per diluted common share) for the first quarter of 2021. For the quarter ended March 31, 2022, core earnings were $45.1 million ($0.99 per diluted common share), compared to $83.5 million ($1.76 per diluted common share) for the quarter ended March 31, 2021. ROA was 1.42% for the three months ended March 31, 2022 compared to 2.39% for the prior year quarter. For the three months ended March 31, 2022, the non-GAAP core ROA was 1.45% compared to 2.65% for the prior year quarter. ROTCE was 16.04% for the quarter ended March 31, 2022 compared to 28.47% for the first quarter of 2021. The non-GAAP core ROTCE was 16.45% for the quarter ended March 31, 2022 compared to 31.50% for the prior year quarter.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Pre-tax pre-provision net income:
Net income	$43,935	$75,464
Plus/ (less) non-GAAP adjustments:
Income tax expense	14,329	24,537
Provision/ (credit) for credit losses	1,635	(34,708)
Pre-tax pre-provision net income	$59,899	$65,293

Efficiency ratio (GAAP):
Non-interest expense	$62,147	$68,173

Net interest income plus non-interest income	$122,046	$133,466

Efficiency ratio (GAAP)	50.92%	51.08%

Efficiency ratio (non-GAAP):
Non-interest expense	$62,147	$68,173
Less/ (plus) non-GAAP adjustments:
Amortization of intangible assets	1,508	1,697
Loss on FHLB redemption	—	9,117
Merger and acquisition expense	—	45
Non-interest expense - as adjusted	$60,639	$57,314

Net interest income plus non-interest income	$122,046	$133,466
Plus non-GAAP adjustment:
Tax-equivalent income	866	980
Less non-GAAP adjustment:
Securities gains	8	58
Net interest income plus non-interest income - as adjusted	$122,904	$134,388

Efficiency ratio (non-GAAP)	49.34%	42.65%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Core earnings (non-GAAP):
Net income (GAAP)	$43,935	$75,464
Plus/ (less) non-GAAP adjustments (net of tax):
Merger and acquisition expense	—	34
Amortization of intangible assets	1,121	1,264
Loss on FHLB redemption	—	6,792
Investment securities gains	(6)	(43)
Core earnings (non-GAAP)	$45,050	$83,511

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	45,333,292	47,415,060

Earnings per diluted common share (GAAP)	$0.96	$1.58
Core earnings per diluted common share (non-GAAP)	$0.99	$1.76

Core return on average assets (non-GAAP):
Average assets (GAAP)	$12,576,089	$12,801,539

Return on average assets (GAAP)	1.42%	2.39%
Core return on average assets (non-GAAP)	1.45%	2.65%

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,506,516	$1,477,150
Average goodwill	(370,223)	(370,223)
Average other intangible assets, net	(25,368)	(31,896)
Average tangible common equity (non-GAAP)	$1,110,925	$1,075,031

Return on average tangible common equity (non-GAAP)	16.04%	28.47%
Core return on average tangible common equity (non-GAAP)	16.45%	31.50%

FINANCIAL CONDITION
Total assets grew 3% to $13.0 billion at March 31, 2022, as compared to $12.6 billion at December 31, 2021. During this period, total loans increased by 2% to $10.1 billion at March 31, 2022, compared to $10.0 billion at December 31, 2021. Excluding PPP loans, total loans at March 31, 2022 increased to $10.1 billion, as compared to $9.8 billion at December 31, 2021. Deposit growth was 2% during 2022, as noninterest-bearing deposits experienced growth of 7%, driven primarily by the impact of the PPP program forgiveness, and interest-bearing deposits remained stable. The growth in deposits resulted in the loan to deposit ratio declining to 93.5% at March 31, 2022 from 93.8% at December 31, 2021.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	March 31, 2022		December 31, 2021		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial investor real estate	$4,388,275	43.3%	$4,141,346	41.5%	$246,929	6.0%
Commercial owner-occupied real estate	1,692,253	16.7	1,690,881	17.0	1,372	0.1
Commercial AD&C	1,089,331	10.7	1,088,094	10.9	1,237	0.1
Commercial business	1,349,602	13.3	1,481,834	14.9	(132,232)	(8.9)
Total commercial loans	8,519,461	84.0	8,402,155	84.3	117,306	1.4
Residential real estate:
Residential mortgage	1,000,697	9.9	937,570	9.4	63,127	6.7
Residential construction	204,259	2.0	197,652	2.0	6,607	3.3
Consumer	419,911	4.1	429,714	4.3	(9,803)	(2.3)
Total residential and consumer loans	1,624,867	16.0	1,564,936	15.7	59,931	3.8
Total loans	$10,144,328	100.0%	$9,967,091	100.0%	$177,237	1.8

Total loans at March 31, 2022, excluding PPP loans, grew 3% to $10.1 billion compared to year-end 2021. Excluding the impact of the PPP loan forgiveness, total commercial loans grew by $224.9 million or 3% during the quarter. Funded commercial loan production during the first quarter was $545.4 million, an increase of 90% compared to $287.7 million for the same quarter of the prior year. The growth in the commercial portfolio, excluding PPP loans, occurred in all commercial real estate portfolios led by the $246.9 million or 6% growth in the investor owned commercial portfolio. The decline in commercial business loans was a reflection of a significant level of early pay-offs and PPP forgiveness, which offset production during the period. Residential mortgage loans grew during the period as the Company retained a portion of mortgage loan originations in the portfolio during the current year to offset the run-off that occurred in the prior year. Consumer loans decreased 2% as consumers liquidated their home equity lines and loans via the refinancing of existing mortgage loans or upon the purchase of another home.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	March 31, 2022		December 31, 2021		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Available-for-sale debt securities:
U.S. treasuries and government agencies	$105,498	6.6%	$68,539	4.5%	$36,959	53.9%
State and municipal	321,853	20.3	326,402	21.7	(4,549)	(1.4)
Mortgage-backed and asset-backed	832,594	52.5	1,070,955	71.1	(238,361)	(22.3)
Total available-for-sale debt securities	1,259,945	79.4	1,465,896	97.3	(205,951)	(14.0)

Held-to-maturity debt securities:
Mortgage-backed and asset-backed	285,339	18.0	—	—	285,339	N/M
Total held-to-maturity debt securities	285,339	18.0	—	—	285,339	N/M

Other equity:
Federal Reserve Bank stock	34,187	2.2	34,097	2.3	90	0.3
Federal Home Loan Bank of Atlanta stock	6,293	0.4	6,392	0.4	(99)	(1.5)
Other equity securities	677	—	677	—	—	—
Total other equity securities	41,157	2.6	41,166	2.7	(9)	—
Total securities	$1,586,441	100.0%	$1,507,062	100.0%	$79,379	5.3

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. During the quarter ended March 31, 2022, the Company transferred certain debt securities from available-for-sale to held-to-maturity. The total amortized cost of debt securities transferred was $305.6 million with the associated fair value of $289.4 million and unrealized losses of $16.2 million at the date of transfer. The transfer occurred to lessen the impact on the Company's tangible common equity in contemplation of anticipated future increases in general market interest rates. At March 31, 2022, 97% of the investment portfolio was invested in Aaa/AAA or Aa/AA-rated securities. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. The duration of the portfolio increased to 5.1 years at March 31, 2022 compared to 4.3 years at December 31, 2021 as a result of the recent increase in market interest rates. The portfolio possesses low credit risk and provides a source of liquidity necessary to meet loan and operational demands.

Other Earning Assets
Residential mortgage loans held for sale decreased to $17.5 million at March 31, 2022, compared to $39.4 million at December 31, 2021, as a result of a decrease in origination volume during the period. The Company continues to sell the majority of its mortgage loan production in the secondary market. The aggregate of interest-bearing deposits with banks and federal funds sold increased by $102.4 million at March 31, 2022 compared to December 31, 2021, primarily as a result of the cash received from the forgiveness of PPP loans.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	March 31, 2022		December 31, 2021		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$4,039,797	37.2%	$3,779,630	35.6%	$260,167	6.9%
Interest-bearing deposits:
Demand	1,410,183	13.0	1,604,714	15.1	(194,531)	(12.1)
Money market savings	3,478,143	32.0	3,415,663	32.1	62,480	1.8
Regular savings	562,092	5.2	533,862	5.0	28,230	5.3
Time deposits of less than $250,000	996,864	9.2	910,464	8.6	86,400	9.5
Time deposits of $250,000 or more	365,715	3.4	380,398	3.6	(14,683)	(3.9)
Total interest-bearing deposits	6,812,997	62.8	6,845,101	64.4	(32,104)	(0.5)
Total deposits	$10,852,794	100.0%	$10,624,731	100.0%	$228,063	2.1

Deposits and Borrowings
Total deposits increased by 2% to $10.9 billion at March 31, 2022 from $10.6 billion at December 31, 2021. This growth was primarily the result of PPP loan forgiveness and the impact on non-interest-bearing deposits and growth in time deposits. Non-interest-bearing deposits increased 7% while interest-bearing deposits remained stable. At March 31, 2022, interest-bearing deposits represented 63% of deposits with the remaining 37% in noninterest-bearing balances, compared to 64% and 36%, respectively, at December 31, 2021. The mix in interest-bearing deposits shifted during the period as the decline in interest-bearing demand deposits effectively offset the growth in the remaining interest-bearing deposit categories. The 12% decline in interest-bearing demand deposits occurred within commercial demand accounts as a result of the transfer to money market savings related to a large deposit relationship. Growth of time deposits from December 31, 2021 through March 31, 2022 was driven by a $138.6 million increase in brokered time deposits while core time deposits declined $57.7 million, a result of rate sensitive attrition precipitated by the low rate environment.

Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity remained at $1.5 billion at March 31, 2022 compared to at December 31, 2021. During this period, the growth in retained earnings from net income was more than offset by the combination of the quarterly dividend distribution, coupled with the $60.7 million increase in the accumulated other comprehensive loss during the period, a result of the impact of increased market interest rates on the available-for-sale securities portfolio at March 31, 2022. The ratio of average equity to average assets was 11.98% for the three months ended March 31, 2022, as compared to 11.87% for the three months ended December 31, 2021.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Regulatory Requirements
	March 31, 2022	December 31, 2021
Tier 1 leverage	9.66%	9.26%	4.00%

Common equity tier 1 capital to risk-weighted assets	12.03%	11.91%	4.50%

Tier 1 capital to risk-weighted assets	12.03%	11.91%	6.00%

Total capital to risk-weighted assets	16.77%	14.59%	8.00%

As of March 31, 2022, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-

capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The increases in the Company's capital ratios at March 31, 2022 from December 31, 2021 were driven by a combination of the year-to-date net income and the issuance of $200 million in Tier 2 qualifying subordinated notes during March 2022. This debt issuance provided increased capacity for greater real estate lending and participation in the Company's stock repurchase program. During 2020, the Company elected to apply the provisions of the CECL deferral transition in the determination of its risk-based capital ratios. At March 31, 2022, the impact of the application of this deferral transition provided an additional $9.1 million in Tier 1 capital and resulted in raising the common equity Tier 1 ratio by nine basis points.

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

Tangible common equity remained at $1.1 billion for March 31, 2022 as compared to December 31, 2021. At March 31, 2022, the ratio of tangible common equity to tangible assets has decreased to 8.70% compared to 9.21% at December 31, 2021. The decrease in the tangible common equity ratio ("TCE ratio") was caused by the 3% decline in tangible common equity during the first three months of 2022, the result of the $60.7 million increase in the accumulated other comprehensive loss and the 3% growth in tangible assets.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	March 31, 2022	December 31, 2021
Tangible common equity ratio:
Total stockholders' equity	$1,488,910	$1,519,679
Goodwill	(370,223)	(370,223)
Other intangible assets, net	(24,412)	(25,920)
Tangible common equity	$1,094,275	$1,123,536

Total assets	$12,967,416	$12,590,726
Goodwill	(370,223)	(370,223)
Other intangible assets, net	(24,412)	(25,920)
Tangible assets	$12,572,781	$12,194,583

Outstanding common shares	45,162,908	45,118,930

Tangible common equity ratio	8.70%	9.21%
Tangible book value per common share	$24.23	$24.90
Book value per common share	$32.97	$33.68

Credit Risk
The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Residential mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans secured by personal property, such as auto loans, generally experience medium credit losse7s. Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and, for that reason, the Company has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Inconsistent economic conditions may have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

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

The level of non-performing loans to total loans decreased to 0.46% at March 31, 2022 compared to 0.49% at December 31, 2021. Non-performing loans were $46.3 million at March 31, 2022 compared to $48.8 million at December 31, 2021. Loans placed on non-accrual during the current quarter amounted to $1.5 million compared to $0.4 million for the prior year quarter and $0.5 million for the fourth quarter of 2021. Loans greater than 90 days or more were $0.3 million compared to $0.4 million for the prior year quarter.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights remained at $0.4 million at March 31, 2022 compared to December 31, 2021.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the periods indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$11,743	$12,489
Commercial owner-occupied real estate	8,083	9,306
Commercial AD&C	1,081	650
Commercial business	8,357	8,420
Residential real estate:
Residential mortgage	8,148	8,441
Residential construction	51	55
Consumer	6,406	6,725
Total non-accrual loans	43,869	46,086

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	—	—
Residential real estate:
Residential mortgage	296	557
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	296	557

Restructured loans (accruing)	2,161	2,167
Total non-performing loans	46,326	48,810
Other real estate owned, net	1,034	1,034
Total non-performing assets	$47,360	$49,844

Non-accrual loans to total loans	0.43%	0.46%
Non-performing loans to total loans	0.46%	0.49%
Non-performing assets to total assets	0.37%	0.40%
Allowance for credit losses to non-accrual loans	252.09%	236.83%
Allowance for credit losses to non-performing loans	238.72%	223.61%

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

The appropriateness of the allowance is determined through ongoing evaluation of the credit portfolio, and involves consideration of a number of factors. Determination of the allowance is inherently subjective and requires significant estimates, including consideration of current conditions and future economic forecasts, which may be susceptible to significant volatility. The forecasted economic metrics with the greatest impact were the expected future unemployment rate, the expected level of business bankruptcies and, to a lesser degree, the house price index. In addition to these metrics, management has included the potential impact of recent recessionary pressures among the qualitative factors applied in the determination of the allowance.

Expected losses can vary significantly from the amounts actually observed. Loans deemed uncollectible are charged off against the allowance, while recoveries are credited to the allowance when received. Management adjusts the level of the allowance through the provision for credit losses in the Condensed Consolidated Statement of Income.

The provision for credit losses for the three months ended March 31, 2022 was $1.6 million as compared to a credit of $34.7 million for the same period in 2021. For the three months ended March 31, 2022, the provision for credit losses, compared to the prior year's credit to the provision, reflects the impact of the growth of the loan portfolio and the consideration of a potential recession, both of which exceeded the benefit to the provision derived from continued improvement in forecasted macroeconomic metrics. The credit to the provision for credit losses for the same period in 2021 predominantly reflected the results of the impact of the improved economic forecasts during the period. The portion of the $34.7 million credit to provision directly attributable to the significant improvement in the economic forecast amounted to a credit of approximately $41.9 million. The remainder of the changes to the provision reflected the impact of changes in interest rates, existing terms, qualitative factors, individual reserves, portfolio composition and portfolio maturities.

At March 31, 2022, the allowance for credit losses was $110.6 million as compared to $109.1 million at December 31, 2021. The allowance for credit losses as a percent of total loans was 1.09% and 1.10% at March 31, 2022 and December 31, 2021, respectively. The allowance for credit losses represented 239% of non-performing loans at March 31, 2022 as compared to 224% at December 31, 2021. The allowance attributable to the commercial portfolio represented 1.20% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.53%. With respect to the total commercial portion of the allowance, 20% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 1.61%. The ratio of the allowance attributable to ADC loans was 1.69% at the end of the current quarter. Excluding the PPP loans, which do not have an associated allowance, the allowance for credit losses as percentage of total loans outstanding would be 1.10%.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where the Company determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 52% of the total allowance being attributable to the historical performance of the portfolio while 48% of the allowance is attributable to the collective qualitative factors applied to determine the allowance.

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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $31.8 million, with individual allowances of $6.7 million against those loans at March 31, 2022.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Excluding the PPP loans, commercial and residential mortgages, including home equity loans and lines, represented 86% and 87% of total loans at March 31, 2022 and at December 31, 2021, respectively. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

The following table presents an allocation of the allowance for credit losses by portfolio as of each period end. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate credit losses; however, the allocation does not restrict the usage of the allowance for any specific loan category.

(In thousands)	March 31, 2022		December 31, 2021
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$50,813	43.3%	$45,289	41.5%
Commercial owner-occupied real estate	10,860	16.7	11,687	17.0
Commercial AD&C	18,459	10.7	20,322	10.9
Commercial business	21,771	13.3	23,170	14.9
Total commercial	101,903	84.0	100,468	84.3
Residential real estate:
Residential mortgage	5,722	9.9	5,384	9.4
Residential construction	889	2.0	1,048	2.0
Consumer	2,074	4.1	2,245	4.3
Total residential and consumer	8,685	16.0	8,677	15.7
Total allowance	$110,588	100.0%	$109,145	100.0%

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2022	December 31, 2021
Balance, January 1	$109,145	$165,367
Provision/ (credit) for credit losses	1,635	(45,556)
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	—	(5,802)
Commercial owner-occupied real estate	—	(136)
Commercial AD&C	—	(2,007)
Commercial business	(118)	(4,069)
Residential real estate:
Residential mortgage	(132)	—
Residential construction	—	—
Consumer	(56)	(299)
Total charge-offs	(306)	(12,313)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	19	285
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	7	565
Residential real estate:
Residential mortgage	12	410
Residential construction	—	5
Consumer	76	382
Total recoveries	114	1,647
Net charge-offs	(192)	(10,666)
Balance, period end	$110,588	$109,145

Annualized net charge-offs to average loans	0.01%	0.11%
Allowance for credit losses to loans	1.09%	1.10%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
March 31, 2022	11.55%	8.85%	6.03%	2.96%	N/A	N/A	N/A	N/A
December 31, 2021	8.61%	6.53%	4.80%	2.16%	N/A	N/A	N/A	N/A

As reflected in the table above, the measures of net interest income at risk at March 31, 2022 rose in every rising interest rate change scenario compared to December 31, 2021. As the table indicates, in a rising interest rate environment, net interest income sensitivity increased compared to December 31, 2021. The change in the net interest income at risk is the result of an increase in asset sensitivity due to an increase in interest-bearing deposits with banks and asset reallocations as a result of increases in subordinated debentures, brokered deposits and checking deposits during the period. At March 31, 2022, all measures remained well within prescribed policy limits.

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
March 31, 2022	(11.99%)	(8.07%)	(4.54%)	(1.52%)	N/A	N/A	N/A	N/A
December 31, 2021	(10.29%)	(6.18%)	(2.16%)	0.05%	N/A	N/A	N/A	N/A

Overall, the measure of the economic value of equity ("EVE") at risk increased in all of the rising rate scenarios from December 31, 2021 to March 31, 2022. The increase in the risk associated with EVE during the period was primarily the result of reduced asset market values driven by the increase in the interest rate environment during the current quarter. The impact on the increasing risk was partially offset by the additional subordinated debt issued in the first quarter of 2022.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2022.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits and certain time deposits of $250 thousand or more, to be a relatively stable funding source. Core deposits equaled 84% of total interest-earning assets at March 31, 2022. The Company’s growth and mortgage banking activities are also additional considerations when evaluating liquidity requirements. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At March 31, 2022, the Company’s liquidity and funds availability provides it with flexibility in funding loan demand and other liquidity demands.

The Company also has external sources of funds available that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the FHLB and the Federal Reserve Bank. The line of credit with the FHLB totaled $3.8 billion, all of which was available for borrowing based on pledged collateral, with no outstanding borrowings against it as of March 31, 2022. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $684.4 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2022. In addition, the Company had unsecured lines of credit with correspondent banks of $1.3 billion at March 31, 2022. At March 31, 2022, there were no outstanding borrowings against these lines of credit. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2022.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2022, the Bank could have declared a dividend of up to $82.4 million to Bancorp. At March 31, 2022, Bancorp had liquid assets of $120.5 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Commercial real estate development and construction	$684,336	$621,725
Residential real estate-development and construction	810,736	885,806
Real estate-residential mortgage	39,899	54,072
Lines of credit, principally home equity and business lines	2,185,356	2,096,874
Standby letters of credit	71,764	70,642
Total commitments to extend credit and available credit lines	$3,792,091	$3,729,119

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

As of March 31, 2022, the total reserve for unfunded commitments was $0.1 million and is accounted for in other liabilities in the Condensed Consolidated Statements of Financial Condition. See Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. No common shares were repurchased under the approved repurchase plan during quarter ended March 31, 2022.

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

Date: May 6, 2022

By: /s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: May 6, 2022