Form 10-Q
period 2022-06-30
SANDY SPRING BANCORP INC
filed 2022-08-05
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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
The number of outstanding shares of common stock as of August 3, 2022

Common stock, $1.00 par value – 44,644,269 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Assets:
Cash and due from banks	$84,215	$65,630
Federal funds sold	291	312
Interest-bearing deposits with banks	136,773	354,078
Cash and cash equivalents	221,279	420,020
Residential mortgage loans held for sale (at fair value)	23,610	39,409
Investments held-to-maturity, at cost (fair value of $250,915)	274,337	—
Investments available-for-sale (at fair value)	1,268,823	1,465,896
Other investments, at cost	52,264	41,166
Total loans	10,786,290	9,967,091
Less: allowance for credit losses	(113,670)	(109,145)
Net loans	10,672,620	9,857,946
Premises and equipment, net	63,243	59,685
Other real estate owned	739	1,034
Accrued interest receivable	33,459	34,349
Goodwill	363,436	370,223
Other intangible assets, net	22,694	25,920
Other assets	306,505	275,078
Total assets	$13,303,009	$12,590,726

Liabilities:
Noninterest-bearing deposits	$4,129,440	$3,779,630
Interest-bearing deposits	6,840,021	6,845,101
Total deposits	10,969,461	10,624,731
Securities sold under retail repurchase agreements and federal funds purchased	185,744	141,086
Advances from FHLB	175,000	—
Subordinated debt	369,906	172,712
Total borrowings	730,650	313,798
Accrued interest payable and other liabilities	125,729	132,518
Total liabilities	11,825,840	11,071,047

Stockholders' equity:
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
44,629,697 and 45,118,930 at June 30, 2022 and December 31, 2021, respectively	44,630	45,119
Additional paid in capital	730,285	751,072
Retained earnings	799,707	732,027
Accumulated other comprehensive loss	(97,453)	(8,539)
Total stockholders' equity	1,477,169	1,519,679
Total liabilities and stockholders' equity	$13,303,009	$12,590,726

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$106,221	$107,751	$205,715	$215,179
Interest on loans held for sale	145	549	343	1,086
Interest on deposits with banks	358	47	471	93
Interest and dividends on investment securities:
Taxable	4,630	4,373	8,737	8,272
Tax-advantaged	2,554	2,103	4,678	4,454
Interest on federal funds sold	1	—	1	—
Total interest income	113,909	114,823	219,945	229,084
Interest expense:
Interest on deposits	3,795	3,851	6,088	8,681
Interest on retail repurchase agreements and federal funds purchased	201	43	255	96
Interest on advances from FHLB	17	373	17	2,649
Interest on subordinated debt	3,946	2,510	6,184	5,012
Total interest expense	7,959	6,777	12,544	16,438
Net interest income	105,950	108,046	207,401	212,646
Provision/ (credit) for credit losses	3,046	(4,204)	4,681	(38,912)
Net interest income after provision/ (credit) for credit losses	102,904	112,250	202,720	251,558
Non-interest income:
Investment securities gains	38	71	46	129
Gain on disposal of assets	16,699	—	16,699	—
Service charges on deposit accounts	2,467	1,976	4,793	3,828
Mortgage banking activities	1,483	5,776	3,781	15,945
Wealth management income	9,098	9,121	18,435	17,851
Insurance agency commissions	812	1,247	2,927	3,400
Income from bank owned life insurance	703	705	1,498	1,385
Bank card fees	1,810	1,785	3,478	3,303
Other income	2,135	5,578	4,183	9,284
Total non-interest income	35,245	26,259	55,840	55,125
Non-interest expense:
Salaries and employee benefits	39,550	38,990	78,923	75,642
Occupancy expense of premises	4,734	5,497	9,768	10,984
Equipment expense	3,559	3,020	7,095	6,242
Marketing	1,280	1,052	2,473	2,264
Outside data services	2,564	2,260	4,983	4,543
FDIC insurance	1,078	1,450	2,062	2,942
Amortization of intangible assets	1,466	1,659	2,974	3,356
Merger, acquisition and disposal expense	1,067	—	1,067	45
Professional fees and services	2,372	3,165	4,389	4,896
Other expenses	7,321	5,882	13,404	20,234
Total non-interest expense	64,991	62,975	127,138	131,148
Income before income tax expense	73,158	75,534	131,422	175,535
Income tax expense	18,358	18,271	32,687	42,808
Net income	$54,800	$57,263	$98,735	$132,727

Per share information:
Basic net income per common share	$1.21	$1.20	$2.18	$2.79
Diluted net income per common share	$1.21	$1.19	$2.17	$2.77
Dividends declared per share	$0.34	$0.32	$0.68	$0.64

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Net income	$54,800	$57,263	$98,735	$132,727
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	(38,857)	9,889	(104,780)	(18,966)
Related income tax expense/ (benefit)	9,961	(2,519)	26,858	4,858
Net investment gains reclassified into earnings	(38)	(71)	(46)	(129)
Related income tax expense	10	18	12	33
Net effect on other comprehensive income/ (loss)	(28,924)	7,317	(77,956)	(14,204)

Investments held-to-maturity:
Net change in unrealized loss	802	—	(15,127)	—
Related income tax expense/ (benefit)	(205)	—	3,878	—
Net effect on other comprehensive income/ (loss)	597	—	(11,249)	—

Defined benefit pension plan:
Net change of unrealized loss	195	227	391	454
Related income tax benefit	(50)	(58)	(100)	(121)
Net effect on other comprehensive income/ (loss)	145	169	291	333
Total other comprehensive income/ (loss)	(28,182)	7,486	(88,914)	(13,871)
Comprehensive income	$26,618	$64,749	$9,821	$118,856

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at April 1, 2022	$45,163	$752,671	$760,347	$(69,271)	$1,488,910
Net income	—	—	54,800	—	54,800
Other comprehensive loss, net of tax	—	—	—	(28,182)	(28,182)
Total other comprehensive income					26,618
Common stock dividends - $0.34 per share	—	—	(15,440)	—	(15,440)
Stock compensation expense	—	3,178	—	—	3,178
Common stock issued pursuant to:
Stock option plan - 1,464 shares	1	44	—	—	45
Employee stock purchase plan - 12,624 shares	12	482	—	—	494
Restricted stock vesting, net of tax withholding - 78,411 shares	79	(1,728)	—	—	(1,649)
Repurchase of common stock - 625,710 shares	(625)	(24,362)	—	—	(24,987)
Balances at June 30, 2022	$44,630	$730,285	$799,707	$(97,453)	$1,477,169

Balances at April 1, 2021	$47,187	$849,606	$617,553	$(2,652)	$1,511,694
Net income	—	—	57,263	—	57,263
Other comprehensive income, net of tax	—	—	—	7,486	7,486
Total other comprehensive income					64,749
Common stock dividends - $0.32 per share	—	—	(15,238)	—	(15,238)
Stock compensation expense	—	1,362	—	—	1,362
Common stock issued pursuant to:
Stock option plan - 38,158 shares	38	447	—	—	485
Employee stock purchase plan - 17,258 shares	18	543	—	—	561
Restricted stock vesting, net of tax withholding- 70,177 shares	70	(1,403)	—	—	(1,333)
Balances at June 30, 2021	$47,313	$850,555	$659,578	$4,834	$1,562,280

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2022	$45,119	$751,072	$732,027	$(8,539)	$1,519,679
Net income	—	—	98,735	—	98,735
Other comprehensive loss, net of tax	—	—	—	(88,914)	(88,914)
Total comprehensive income					9,821
Common stock dividends - $0.68 per share	—	—	(31,055)	—	(31,055)
Stock compensation expense	—	4,650	—	—	4,650
Common stock issued pursuant to:
Stock option plan - 10,361 shares	10	230	—	—	240
Employee stock purchase plan - 22,205 shares	22	908	—	—	930
Restricted stock vesting, net of tax withholding - 103,911 shares	104	(2,213)	—	—	(2,109)
Repurchase of common stock - 625,710 shares	(625)	(24,362)	—	—	(24,987)
Balances at June 30, 2022	$44,630	$730,285	$799,707	$(97,453)	$1,477,169

Balances at January 1, 2021	$47,057	$846,922	$557,271	$18,705	$1,469,955
Net income	—	—	132,727	—	132,727
Other comprehensive loss, net of tax	—	—	—	(13,871)	(13,871)
Total comprehensive income					118,856
Common stock dividends - $0.64 per share	—	—	(30,420)	—	(30,420)
Stock compensation expense	—	2,309	—	—	2,309
Common stock issued pursuant to:
Stock option plan - 140,523 shares	140	1,876	—	—	2,016
Employee stock purchase plan - 37,675 shares	38	1,064	—	—	1,102
Restricted stock vesting, net of tax withholding - 78,007 shares	78	(1,616)	—	—	(1,538)
Balances at June 30, 2021	$47,313	$850,555	$659,578	$4,834	$1,562,280

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Operating activities:
Net income	$98,735	$132,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,007	6,918
Provision/ (credit) for credit losses	4,681	(38,912)
Share based compensation expense	4,650	2,309
Gain on disposal of assets	(16,699)	—
Deferred income tax expense	972	10,879
Origination of loans held for sale	(200,986)	(940,041)
Proceeds from sales of loans held for sale	221,492	968,008
Gains on sales of loans held for sale	(4,707)	(20,755)
Losses on sale of other real estate owned	24	149
Investment securities gains	(46)	(129)
Tax benefit associated with share based compensation	(592)	1,009
Net decrease in accrued interest receivable	890	5,801
Net increase in other assets	(989)	(29,675)
Net decrease in accrued expenses and other liabilities	(9,425)	(23,663)
Other, net	(2,487)	910
Net cash provided by operating activities	101,520	75,535
Investing activities:
Sales/ (purchases) of other investments	(11,098)	24,663
Purchases of investments available-for-sale	(356,033)	(403,677)
Proceeds from sales of investment available-for-sale	1,261	100,822
Proceeds from maturities, calls and principal payments of investments available-for-sale	138,473	187,341
Proceeds from maturities, calls and principal payments of investments held-to-maturity	15,961	—
Net (increase)/ decrease in loans	(814,098)	324,726
Proceeds from the sales of other real estate owned	271	499
Proceeds from sale of business activity, net	23,936	—
Expenditures for premises and equipment	(7,612)	(2,088)
Net cash provided by/ (used in) investing activities	(1,008,939)	232,286
Financing activities:
Net increase in deposits	345,832	836,034
Net increase/ (decrease) in in retail repurchase agreements and federal funds purchased	44,658	(402,449)
Proceeds from FHLB advances	346,625	—
Repayment of FHLB advances	(171,625)	(379,075)
Proceeds from issuance of subordinated debt	200,000	—
Proceeds from issuance of common stock	1,339	3,118
Stock tendered for payment of withholding taxes	(2,278)	(1,538)
Repurchase of common stock	(24,987)	—
Cash dividends paid	(30,886)	(30,420)
Net cash provided by financing activities	708,678	25,670
Net increase/ (decrease) in cash and cash equivalents	(198,741)	333,491
Cash and cash equivalents at beginning of period	420,020	297,003
Cash and cash equivalents at end of period	$221,279	$630,494

Supplemental disclosures:
Interest payments	$13,859	$22,239
Income tax payments, net of refunds of $966 and $1,834 in 2022 and 2021, respectively	25,059	38,226

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Sandy Spring Bancorp, Inc. ("Bancorp" or, together with its subsidiaries, the "Company"), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”). Independent and community-oriented, the Bank offers a broad range of commercial banking, retail banking, mortgage services and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. The Bank also offers a comprehensive menu of wealth management services through its subsidiaries, West Financial Services, Inc. (“West Financial”) and Rembert Pendleton Jackson (“RPJ”).

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2021 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022. There have been no significant changes to any of the Company’s accounting policies as disclosed in the 2021 Annual Report on Form 10-K.

Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Sandy Spring Bank, and its subsidiaries, West Financial and RPJ and former results of Sandy Spring Insurance Corporation. Consolidation has resulted in the elimination of all intercompany accounts and transactions. See Note 17 for more information on the Company’s segments and consolidation.

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

Insurance Agency Commissions
Prior to the sale of its assets in June 2022, Sandy Spring Insurance Corporation performed the function of an insurance intermediary by introducing the policyholder and insurer and was compensated by a commission fee for placement of an insurance policy. Sandy Spring Insurance did not provide any captive management services or any claim handling services. Commission fees were set as a percentage of the premium for the insurance policy for which Sandy Spring Insurance was a producer. Sandy Spring Insurance recognized revenue when the insurance policy was contractually agreed to by the insurer and policyholder (at transaction date).

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

The amortized cost and estimated fair values of investments available-for-sale and held-to-maturity at the dates indicated are presented in the following table:

	June 30, 2022				December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
U.S. treasuries and government agencies	$106,551	$—	$(5,141)	$101,410	$68,487	$202	$(150)	$68,539
State and municipal	346,087	75	(46,940)	299,222	323,286	6,561	(3,445)	326,402
Mortgage-backed and asset-backed	921,465	229	(53,503)	868,191	1,074,577	8,203	(11,825)	1,070,955
Total available-for-sale debt securities	$1,374,103	$304	$(105,584)	$1,268,823	$1,466,350	$14,966	$(15,420)	$1,465,896
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	274,337	—	(23,422)	250,915	—	—	—	—
Total held-to-maturity debt securities	$274,337	$—	$(23,422)	$250,915	$—	$—	$—	$—
Total debt securities	$1,648,440	$304	$(129,006)	$1,519,738	$1,466,350	$14,966	$(15,420)	$1,465,896

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at June 30, 2022 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at June 30, 2022. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

The available-for-sale and held-to-maturity mortgage-backed securities portfolio at June 30, 2022 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($453.4 million), GNMA, FNMA or FHLMC mortgage-backed securities ($695.4 million) or SBA asset-backed securities ($47.0 million).

Gross unrealized losses and fair value by length of time that the individual available-for-sale debt securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	June 30, 2022
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	11	$101,410	$5,141	$—	$—	$101,410	$5,141
State and municipal	141	242,938	35,197	33,236	11,743	276,174	46,940
Mortgage-backed and asset-backed	292	813,563	50,790	23,203	2,713	836,766	53,503
Total	444	$1,157,911	$91,128	$56,439	$14,456	$1,214,350	$105,584

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	5	$49,695	$150	$—	$—	$49,695	$150
State and municipal	32	63,206	2,288	21,740	1,157	84,946	3,445
Mortgage-backed and asset-backed	104	665,813	10,145	37,857	1,680	703,670	11,825
Total	141	$778,714	$12,583	$59,597	$2,837	$838,311	$15,420

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

The estimated fair values and amortized costs of available-for-sale and held-to-maturity debt securities by contractual maturity are provided in the following tables.

	June 30, 2022		December 31, 2021
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Available-for-sale debt securities
U.S. treasuries and government agencies:
One year or less	$5,990	$5,999	$12,029	$11,995
One to five years	95,420	100,552	56,510	56,492
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	7,109	7,102	12,821	12,709
One to five years	66,673	67,846	27,408	26,637
Five to ten years	33,927	37,297	42,960	42,661
After ten years	191,513	233,842	243,213	241,279
Mortgage-backed and asset-backed:
One year or less	7,940	7,990	9,272	9,239
One to five years	19,923	20,319	14,752	14,575
Five to ten years	336,022	354,871	388,918	390,569
After ten years	504,306	538,285	658,013	660,194
Total available-for-sale debt securities	$1,268,823	$1,374,103	$1,465,896	$1,466,350

	June 30, 2022		December 31, 2021
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Held-to-maturity debt securities
Mortgage-backed and asset-backed:
One year or less	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	39,805	41,750	—	—
After ten years	211,110	232,587	—	—
Total held-to-maturity debt securities	$250,915	$274,337	$—	$—

At June 30, 2022 and December 31, 2021, available-for-sale and held-to-maturity debt securities with a book value of $539.6 million and $531.6 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2022 and December 31, 2021.

Other investments
Other investments are presented in the following table:

(In thousands)	June 30, 2022	December 31, 2021
Federal Reserve Bank stock, at cost	$38,731	$34,097
Federal Home Loan Bank of Atlanta stock, at cost	12,856	6,392
Other	677	677
Other investments	$52,264	$41,166

NOTE 3 – LOANS
Outstanding loan balances at June 30, 2022 and December 31, 2021, are net of unearned income, including net deferred loan fees of $10.7 million and $14.3 million, respectively. Net deferred loan fees at June 30, 2022 and December 31, 2021, includes $0.6 million and $4.6 million, respectively, related to the loans originated under the Paycheck Protection Program (“PPP”).

The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2022	December 31, 2021
Commercial real estate:
Commercial investor real estate	$4,761,658	$4,141,346
Commercial owner-occupied real estate	1,767,326	1,690,881
Commercial AD&C	1,094,528	1,088,094
Commercial business	1,353,380	1,481,834
Total commercial loans	8,976,892	8,402,155
Residential real estate:
Residential mortgage	1,147,577	937,570
Residential construction	235,486	197,652
Consumer	426,335	429,714
Total residential and consumer loans	1,809,398	1,564,936
Total loans	$10,786,290	$9,967,091

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

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
Summary information on the allowance for credit loss activity for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2022	2021
Balance at beginning of period	$109,145	$165,367
Provision/ (credit) for credit losses	4,681	(38,912)
Loan charge-offs	(762)	(3,485)
Loan recoveries	606	991
Net charge-offs	(156)	(2,494)
Balance at period end	$113,670	$123,961

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	June 30, 2022	December 31, 2021
Collateral dependent loans individually evaluated for credit loss with an allowance	$8,797	$9,510
Collateral dependent loans individually evaluated for credit loss without an allowance	21,676	24,024
Total individually evaluated collateral dependent loans	$30,473	$33,534

Allowance for credit losses related to loans evaluated individually	$6,170	$6,593
Allowance for credit losses related to loans evaluated collectively	107,500	102,552
Total allowance for credit losses	$113,670	$109,145

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2022
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145
Provision/ (credit) for credit losses	11,186	(915)	(6,939)	(490)	1,981	88	(230)	4,681
Charge-offs	—	—	—	(507)	(131)	—	(124)	(762)
Recoveries	319	12	—	65	20	5	185	606
Net recoveries (charge-offs)	319	12	—	(442)	(111)	5	61	(156)
Balance at end of period	$56,794	$10,784	$13,383	$22,238	$7,254	$1,141	$2,076	$113,670

Total loans	$4,761,658	$1,767,326	$1,094,528	$1,353,380	$1,147,577	$235,486	$426,335	$10,786,290
Allowance for credit losses to total loans ratio	1.19%	0.61%	1.22%	1.64%	0.63%	0.48%	0.49%	1.05%

Average loans	$4,367,400	$1,705,562	$1,099,498	$1,353,446	$1,017,741	$209,264	$422,929	$10,175,840
Annualized net charge-offs/ (recoveries) to average loans	(0.01)%	—%	—%	0.07%	0.02%	—%	(0.03)%	—%

Balance of loans individually evaluated for credit loss	$11,245	$7,869	$1,353	$8,141	$1,520	$—	$345	$30,473
Allowance related to loans evaluated individually	$134	$76	$504	$5,456	$—	$—	$—	$6,170
Individual allowance to loans evaluated individually ratio	1.19%	0.97%	37.25%	67.02%	—%	—%	—%	20.25%

Balance of loans collectively evaluated for credit loss	$4,750,413	$1,759,457	$1,093,175	$1,345,239	$1,146,057	$235,486	$425,990	$10,755,817
Allowance related to loans evaluated collectively	$56,660	$10,708	$12,879	$16,782	$7,254	$1,141	$2,076	$107,500
Collective allowance to loans evaluated collectively ratio	1.19%	0.61%	1.18%	1.25%	0.63%	0.48%	0.49%	1.00%

	For the Year Ended December 31, 2021
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367
Provision for credit losses	(6,598)	(8,238)	172	(20,132)	(6,321)	(459)	(3,980)	(45,556)
Charge-offs	(5,802)	(136)	(2,007)	(4,069)	—	—	(299)	(12,313)
Recoveries	285	—	—	565	410	5	382	1,647
Net recoveries (charge-offs)	(5,517)	(136)	(2,007)	(3,504)	410	5	83	(10,666)
Balance at end of period	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145

Total loans	$4,141,346	$1,690,881	$1,088,094	$1,481,834	$937,570	$197,652	$429,714	$9,967,091
Allowance for credit losses to total loans ratio	1.09%	0.69%	1.87%	1.56%	0.57%	0.53%	0.52%	1.10%

Average loans	$3,689,769	$1,661,015	$1,110,420	$1,952,537	$979,754	$178,171	$463,200	$10,034,866
Net charge-offs/ (recoveries) to average loans	0.15%	0.01%	0.18%	0.18%	(0.04)%	—%	(0.02)%	0.11%

Balance of loans individually evaluated for credit loss	$12,489	$9,306	$650	$9,033	$1,704	$—	$352	$33,534
Allowance related to loans evaluated individually	$213	$79	$504	$5,797	$—	$—	$—	$6,593
Individual allowance to loans evaluated individually ratio	1.71%	0.85%	77.54%	64.18%	—%	—%	—%	19.66%

Balance of loans collectively evaluated for credit loss	$4,128,857	$1,681,575	$1,087,444	$1,472,801	$935,866	$197,652	$429,362	$9,933,557
Allowance related to loans evaluated collectively	$45,076	$11,608	$19,818	$17,373	$5,384	$1,048	$2,245	$102,552
Collective allowance to loans evaluated collectively ratio	1.09%	0.69%	1.82%	1.18%	0.58%	0.53%	0.52%	1.03%

The following tables present collateral dependent loans individually evaluated for credit loss with the associated allowances for credit losses by the applicable portfolio segment and for the periods indicated:

	June 30, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$554	$76	$1,353	$4,071	$—	$—	$—	$6,054
Restructured accruing	—	—	—	599	—	—	—	599
Restructured non-accruing	—	—	—	2,144	—	—	—	2,144
Balance	$554	$76	$1,353	$6,814	$—	$—	$—	$8,797

Allowance	$134	$76	$504	$5,456	$—	$—	$—	$6,170

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$3,156	$3,680	$—	$392	$—	$—	$—	$7,228
Restructured accruing	—	—	—	—	1,520	—	—	1,520
Restructured non-accruing	7,535	4,113	—	935	—	—	345	12,928
Balance	$10,691	$7,793	$—	$1,327	$1,520	$—	$345	$21,676

Total individually evaluated loans:
Non-accruing	$3,710	$3,756	$1,353	$4,463	$—	$—	$—	$13,282
Restructured accruing	—	—	—	599	1,520	—	—	2,119
Restructured non-accruing	7,535	4,113	—	3,079	—	—	345	15,072
Balance	$11,245	$7,869	$1,353	$8,141	$1,520	$—	$345	$30,473

Total unpaid contractual principal balance	$11,938	$9,255	$1,398	$9,698	$1,963	$—	$364	$34,616

	December 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$808	$79	$650	$4,849	$—	$—	$—	$6,386
Restructured accruing	—	—	—	613	—	—	—	613
Restructured non-accruing	336	—	—	2,175	—	—	—	2,511
Balance	$1,144	$79	$650	$7,637	$—	$—	$—	$9,510

Allowance	$213	$79	$504	$5,797	$—	$—	$—	$6,593

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$3,498	$4,775	$—	$434	$—	$—	$—	$8,707
Restructured accruing	—	—	—	—	1,554	—	—	1,554
Restructured non-accruing	7,847	4,452	—	962	150	—	352	13,763
Balance	$11,345	$9,227	$—	$1,396	$1,704	$—	$352	$24,024

Total individually evaluated loans:
Non-accruing	$4,306	$4,854	$650	$5,283	$—	$—	$—	$15,093
Restructured accruing	—	—	—	613	1,554	—	—	2,167
Restructured non-accruing	8,183	4,452	—	3,137	150	—	352	16,274
Balance	$12,489	$9,306	$650	$9,033	$1,704	$—	$352	$33,534

Total unpaid contractual principal balance	$12,857	$11,132	$695	$10,573	$2,778	$—	$364	$38,399

The following tables present average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	For the Six Months Ended June 30, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$11,826	$8,419	$1,028	$8,106	$7,965	$36	$6,274	$43,654
Contractual interest income due on non- accrual loans during the period	$358	$271	$27	$287	$193	$1	$182	$1,319

	For the Year Ended December 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$31,590	$9,444	$9,236	$12,678	$9,439	$36	$7,369	$79,792
Contractual interest income due on non- accrual loans during the period	$2,169	$555	$597	$1,096	$271	$2	$402	$5,092

There was no interest income recognized on non-accrual loans during the six months ended June 30, 2022. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the six months ended June 30, 2022 new loans placed on non-accrual status totaled $2.5 million and the related amount of reversed uncollected accrued interest was insignificant.

Credit Quality
The following section provides information on the credit quality of the loan portfolio for the periods indicated below:

	For the Six Months Ended June 30, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086
Loans placed on non-accrual	—	453	—	1,011	861	—	126	2,451
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(480)	(132)	—	(29)	(641)
Net payments or draws	(1,244)	(1,890)	703	(1,409)	(1,251)	(54)	(876)	(6,021)
Non-accrual loans brought current	—	—	—	—	(614)	—	(254)	(868)
Balance at end of period	$11,245	$7,869	$1,353	$7,542	$7,305	$1	$5,692	$41,007

	For the Year Ended December 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
Loans placed on non-accrual	699	3,676	49	1,339	695	62	1,626	8,146
Non-accrual balances transferred to OREO	—	(257)	—	—	—	—	—	(257)
Non-accrual balances charged-off	(5,803)	(136)	(2,007)	(3,547)	—	—	(100)	(11,593)
Net payments or draws	(26,813)	(5,538)	(12,436)	(12,305)	(2,406)	(7)	(1,725)	(61,230)
Non-accrual loans brought current	(821)	—	—	—	(60)	—	(460)	(1,341)
Balance at end of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086

	June 30, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$4,738,506	$1,758,618	$1,092,808	$1,342,025	$1,121,614	$233,535	$418,675	$10,705,781
30-59 days	10,385	—	367	1,650	14,340	1,950	1,697	30,389
60-89 days	1,522	839	—	1,564	2,445	—	271	6,641
Total performing loans	4,750,413	1,759,457	1,093,175	1,345,239	1,138,399	235,485	420,643	10,742,811
Non-performing loans:
Non-accrual loans	11,245	7,869	1,353	7,542	7,305	1	5,692	41,007
Loans greater than 90 days past due	—	—	—	—	353	—	—	353
Restructured loans	—	—	—	599	1,520	—	—	2,119
Total non-performing loans	11,245	7,869	1,353	8,141	9,178	1	5,692	43,479
Total loans	$4,761,658	$1,767,326	$1,094,528	$1,353,380	$1,147,577	$235,486	$426,335	$10,786,290

	December 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$4,127,009	$1,680,635	$1,085,642	$1,471,669	$919,199	$197,597	$419,558	$9,901,309
30-59 days	1,656	86	1,802	753	5,157	—	3,021	12,475
60-89 days	192	854	—	379	2,662	—	410	4,497
Total performing loans	4,128,857	1,681,575	1,087,444	1,472,801	927,018	197,597	422,989	9,918,281
Non-performing loans:
Non-accrual loans	12,489	9,306	650	8,420	8,441	55	6,725	46,086
Loans greater than 90 days past due	—	—	—	—	557	—	—	557
Restructured loans	—	—	—	613	1,554	—	—	2,167
Total non-performing loans	12,489	9,306	650	9,033	10,552	55	6,725	48,810
Total loans	$4,141,346	$1,690,881	$1,088,094	$1,481,834	$937,570	$197,652	$429,714	$9,967,091

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

The following table provides information about credit quality indicators by the year of origination as of June 30, 2022:

	June 30, 2022
	Term Loans by Origination Year						Revolving
(In thousands)	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial Investor R/E:
Pass	$995,886	$1,297,680	$689,736	$553,310	$336,603	$824,334	$14,181	$4,711,730
Special Mention	—	17,343	501	95	582	6,182	—	24,703
Substandard	10,097	692	—	2,256	8,248	3,932	—	25,225
Doubtful	—	—	—	—	—	—	—	—
Total	$1,005,983	$1,315,715	$690,237	$555,661	$345,433	$834,448	$14,181	$4,761,658
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$246,043	$342,740	$241,314	$298,137	$151,076	$455,558	$904	$1,735,772
Special Mention	5,013	—	924	460	2,115	5,007	—	13,519
Substandard	1,399	1,981	790	7,999	2,532	3,334	—	18,035
Doubtful	—	—	—	—	—	—	—	—
Total	$252,455	$344,721	$243,028	$306,596	$155,723	$463,899	$904	$1,767,326
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$158,080	$450,044	$172,240	$86,968	$57,897	$—	$165,884	$1,091,113
Special Mention	—	1,073	—	—	—	—	989	2,062
Substandard	—	1,051	—	302	—	—	—	1,353
Doubtful	—	—	—	—	—	—	—	—
Total	$158,080	$452,168	$172,240	$87,270	$57,897	$—	$166,873	$1,094,528
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$150,068	$251,432	$113,947	$121,205	$87,484	$87,535	$513,389	$1,325,060
Special Mention	278	380	1,729	6,272	1,111	668	6,334	16,772
Substandard	600	3,190	1,480	2,273	73	2,060	1,872	11,548
Doubtful	—	—	—	—	—	—	—	—
Total	$150,946	$255,002	$117,156	$129,750	$88,668	$90,263	$521,595	$1,353,380
Current period gross charge-offs	$—	$—	$—	$—	$138	$369	$—	$507

Residential Mortgage:
Beacon score:
660-850	$243,623	$264,572	$164,442	$45,352	$57,946	$287,215	$—	$1,063,150
600-659	3,254	4,263	3,538	3,501	6,329	25,672	—	46,557
540-599	241	1,858	1,111	1,585	2,965	7,587	—	15,347
less than 540	1,719	3,492	3,443	1,297	1,481	11,091	—	22,523
Total	$248,837	$274,185	$172,534	$51,735	$68,721	$331,565	$—	$1,147,577
Current period gross charge-offs	$—	$—	$—	$—	$—	$131	$—	$131

Residential Construction:
Beacon score:
660-850	$65,572	$137,210	$26,196	$1,877	$1,432	$1,161	$—	$233,448
600-659	75	1,746	—	—	—	—	—	1,821
540-599	—	—	—	—	—	—	—	—
less than 540	217	—	—	—	—	—	—	217
Total	$65,864	$138,956	$26,196	$1,877	$1,432	$1,161	$—	$235,486
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$1,869	$3,457	$929	$1,971	$2,468	$25,460	$351,555	$387,709
600-659	300	450	105	371	289	5,441	14,716	21,672
540-599	54	36	2	49	487	2,650	3,485	6,763
less than 540	278	77	42	482	291	3,409	5,612	10,191
Total	$2,501	$4,020	$1,078	$2,873	$3,535	$36,960	$375,368	$426,335
Current period gross charge-offs	$—	$5	$5	$—	$10	$14	$90	$124

Total loans	$1,884,666	$2,784,767	$1,422,469	$1,135,762	$721,409	$1,758,296	$1,078,921	$10,786,290

 The following table provides information about credit quality indicators by the year of origination as of December 31, 2021:

	December 31, 2021
	Term Loans by Origination Year						Revolving
(In thousands)	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial Investor R/E:
Pass	$1,391,969	$748,236	$616,761	$357,640	$328,327	$633,913	$19,239	$4,096,085
Special Mention	2,210	510	4,646	596	2,204	10,438	—	20,604
Substandard	807	336	4,308	8,568	10,064	574	—	24,657
Doubtful	—	—	—	—	—	—	—	—
Total	$1,394,986	$749,082	$625,715	$366,804	$340,595	$644,925	$19,239	$4,141,346
Current period gross charge-offs	$—	$—	$—	$903	$3,975	$924	$—	$5,802

Commercial Owner-Occupied R/E:
Pass	$360,169	$254,350	$319,348	$178,416	$172,354	$363,685	$1,149	$1,649,471
Special Mention	156	1,476	4,388	9,035	4,456	9,106	—	28,617
Substandard	1,968	1,800	4,028	2,265	354	2,378	—	12,793
Doubtful	—	—	—	—	—	—	—	—
Total	$362,293	$257,626	$327,764	$189,716	$177,164	$375,169	$1,149	$1,690,881
Current period gross charge-offs	$—	$—	$—	$136	$—	$—	$—	$136

Commercial AD&C:
Pass	$454,207	$226,332	$148,260	$87,934	$13,938	$—	$152,896	$1,083,567
Special Mention	2,888	—	—	—	—	—	989	3,877
Substandard	349	—	301	—	—	—	—	650
Doubtful	—	—	—	—	—	—	—	—
Total	$457,444	$226,332	$148,561	$87,934	$13,938	$—	$153,885	$1,088,094
Current period gross charge-offs	$—	$—	$—	$—	$2,007	$—	$—	$2,007

Commercial Business:
Pass	$403,871	$165,194	$137,069	$96,800	$55,100	$53,764	$533,893	$1,445,691
Special Mention	220	1,998	7,030	1,701	548	577	9,212	21,286
Substandard	3,777	3,262	2,609	797	811	2,065	1,536	14,857
Doubtful	—	—	—	—	—	—	—	—
Total	$407,868	$170,454	$146,708	$99,298	$56,459	$56,406	$544,641	$1,481,834
Current period gross charge-offs	$—	$—	$88	$1,674	$46	$2,236	$25	$4,069

Residential Mortgage:
Beacon score:
660-850	$246,612	$165,623	$46,925	$65,865	$102,628	$223,420	$—	$851,073
600-659	11,102	3,285	3,583	4,255	4,645	20,052	—	46,922
540-599	1,472	1,864	2,162	4,522	1,599	8,201	—	19,820
less than 540	452	4,293	1,575	1,829	2,079	9,527	—	19,755
Total	$259,638	$175,065	$54,245	$76,471	$110,951	$261,200	$—	$937,570
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Construction:
Beacon score:
660-850	$134,335	$45,890	$8,063	$2,078	$1,347	$1,160	$—	$192,873
600-659	1,922	—	650	—	—	—	—	2,572
540-599	—	—	—	—	—	462	—	462
less than 540	1,745	—	—	—	—	—	—	1,745
Total	$138,002	$45,890	$8,713	$2,078	$1,347	$1,622	$—	$197,652
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$3,179	$1,393	$3,130	$3,060	$1,648	$26,156	$350,466	$389,032
600-659	352	123	324	716	430	4,906	14,119	20,970
540-599	58	8	311	160	89	2,809	4,926	8,361
less than 540	88	58	536	544	98	3,101	6,926	11,351
Total	$3,677	$1,582	$4,301	$4,480	$2,265	$36,972	$376,437	$429,714
Current period gross charge-offs	$—	$—	$7	$2	$—	$106	$184	$299

Total loans	$3,023,908	$1,626,031	$1,316,007	$826,781	$702,719	$1,376,294	$1,095,351	$9,967,091

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Six Months Ended June 30, 2022
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$32	$—	$32
Restructured non-accruing	—	—	—	173	—	173
Balance	$—	$—	$—	$205	$—	$205

Individual allowance	$—	$—	$—	$73	$—	$73

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2021
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$—	$—	$—
Restructured non-accruing	9,594	3,157	—	1,824	—	14,575
Balance	$9,594	$3,157	$—	$1,824	$—	$14,575

Individual allowance	$—	$—	$—	$461	$—	$461

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

During the six months ended June 30, 2022, the Company restructured $205 thousand in loans that were designated as TDRs. TDR loans are subject to periodic credit reviews to determine the necessity and appropriateness of an individual credit loss allowance based on the collectability of the recorded investment in the TDR loan. Loans restructured as TDRs during the six months ended June 30, 2022 had individual reserves of $73 thousand at June 30, 2022. For the year ended December 31, 2021, the Company restructured $14.6 million in loans. Loans restructured as TDRs during 2021 had individual reserves of $0.5 million at December 31, 2021. During both the six months ended June 30, 2022 and the year ended December 31, 2021 TDR modifications consisted principally of interest rate concessions, term extensions and did not result in the reduction of the recorded investment in the associated loan balances. The commitments to lend additional funds on loans that have been restructured at June 30, 2022 and December 31, 2021 were not significant.

Other Real Estate Owned
Other real estate owned ("OREO") totaled $0.7 million and $1.0 million at June 30, 2022 and December 31, 2021, respectively. There was one consumer mortgage loan secured by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2022 with the total amount of $0.6 million.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The amount of goodwill by reportable segment is presented in the following table:

(In thousands)	Community Banking	Insurance	Investment Management	Total
Balances at December 31, 2021	$331,689	$6,788	$31,747	$370,223
Disposal of subsidiary's assets	—	(6,788)	—	(6,788)
Balances at June 30, 2022	$331,689	$—	$31,747	$363,436

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	June 30, 2022			Weighted Average Remaining Life	December 31, 2021			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(14,708)	$14,330	6.9 years	$29,038	$(12,624)	$16,414	7.4 years
Other identifiable intangibles	13,906	(5,542)	8,364	9.2 years	13,906	(4,400)	9,506	9.7 years
Total amortizing intangible assets	$42,944	$(20,250)	$22,694		$42,944	$(17,024)	$25,920

Goodwill	$363,436		$363,436		$370,223		$370,223

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining 2022	$2,840
2023	5,040
2024	4,290
2025	3,530
2026	2,702
Thereafter	4,292
Total amortizing intangible assets	$22,694

NOTE 6 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2022	December 31, 2021
Noninterest-bearing deposits	$4,129,440	$3,779,630
Interest-bearing deposits:
Demand	1,590,484	1,604,714
Money market savings	3,185,150	3,415,663
Regular savings	560,324	533,862
Time deposits of less than $250,000	1,168,317	910,464
Time deposits of $250,000 or more	335,746	380,398
Total interest-bearing deposits	6,840,021	6,845,101
Total deposits	$10,969,461	$10,624,731

NOTE 7 – BORROWINGS
Subordinated Debt
On March 15, 2022, the Company completed an offering of $200.0 million aggregate principal amount Fixed to Floating Rate Subordinated Notes due in 2032. The notes bear a fixed interest rate of 3.875% per year through March 29, 2027. Commencing on March 30, 2027, the notes will bear interest at a floating rate per annum equal to the benchmark rate (which is expected to be the three-month SOFR rate) plus a spread of 196.5 basis points, payable quarterly in arrears. The total amount of debt issuance costs incurred was $3.1 million, which are being amortized through the contractual life of the debt. The entire amount of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

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

In conjunction with the acquisition of Revere Bank ("Revere") in 2020, the Company assumed $31.0 million in subordinated debt with an associated purchase premium at acquisition of $0.2 million, which was amortized through the call date. The subordinated debt had a 10-year term, maturing on September 30, 2026, and was non-callable until September 30, 2021. The subordinated debt had a fixed interest rate of 5.625% per annum, payable semi-annually, through December 31, 2021 at which point the interest rate reset quarterly to an amount equal to three month LIBOR plus 441 basis points. On September 30, 2021, the Company redeemed the entire outstanding principal balance of the Revere subordinated debt.

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	June 30, 2022	December 31, 2021
Fixed to floating rate subordinated debt, 3.875%	$200,000	$—
Fixed to floating rate subordinated debt, 4.25%	175,000	175,000
Total subordinated debt	375,000	175,000
Less: Debt issuance costs	(5,094)	(2,288)
Long-term borrowings	$369,906	$172,712

Other Borrowings
At June 30, 2022 and December 31, 2021, the Company had $110.7 million and $141.1 million, respectively, of outstanding retail repurchase agreements. The Company had $75.0 million of outstanding federal funds purchased at June 30, 2022 and did not have any at outstanding at December 31, 2021.

At June 30, 2022, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.9 billion. FHLB availability based on pledged collateral at June 30, 2022, amounted to $3.1 billion, with $175.0 million outstanding against it. At December 31, 2021, the Company possessed the ability to extend its lines of credit with the FHLB totaling $3.9 billion based on collateral that was available to be pledged. The availability of FHLB borrowings based on the collateral pledged at December 31, 2021 was $2.7 billion with no outstanding borrowings.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.0 billion, commercial real estate loans amounting to $3.5 billion, home equity lines of credit (“HELOC”) amounting to $218.5 million, and multifamily loans amounting to $458.6 million at June 30, 2022, as collateral under the borrowing agreement with the FHLB. At December 31, 2021, the Company had pledged collateral of qualifying mortgage loans of $829.1 million, commercial real estate loans of $3.1 billion, HELOC loans of $224.4 million, and multifamily loans of $333.4 million under the FHLB borrowing agreement.

The Company also had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $684.9 million and $509.4 million at June 30, 2022 and December 31, 2021, respectively, collateralized by loans, with no borrowings outstanding at the end of either period. In addition, the Company had unsecured lines of credit available with correspondent banks of $1.3 billion at both June 30, 2022 and December 31, 2021, with $75.0 million outstanding at June 30, 2022 and no borrowings outstanding at December 31, 2021.

NOTE 8 – STOCKHOLDERS' EQUITY
On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During the six months ended June 30, 2022, the Company repurchased and retired 625,710 common shares at an average price of $39.93 per share for the total cost of $25.0 million.

During 2021, the Company completed its previously authorized stock repurchase plan with the repurchase of all 2,350,000 shares of common stock at an average price of $45.65 per share for a total cost of $107.3 million.

NOTE 9 – SHARE BASED COMPENSATION
At June 30, 2022, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised. The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 632,533 are available for issuance at June 30, 2022, has a term of 10 years, and is administered by a committee of at least three directors appointed by the Board of Directors. Grants of restricted stock units made in 2022 allow continued vesting upon retirement. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven or 10 years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $3.2 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and of $4.7 million and $2.3 million, for the six months ended June 30, 2022 and 2021, respectively, related to the awards of restricted stock award grants, restricted stock unit grants and performance share unit grants. There was no unrecognized compensation cost related to stock options as of June 30, 2022. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $10.4 million as of June 30, 2022. That cost is expected to be recognized over a weighted average period of approximately 2.11 years.

During the six months ended June 30, 2022, the Company granted 167,411 restricted stock units and performance share units, of which 45,567 units are subject to achievement of certain performance conditions measured over a three-year performance period and 121,844 restricted stock units are subject to a three year vesting schedule. The Company did not grant any stock options under the Omnibus Incentive Plan during the six months ended June 30, 2022.

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2022	390,520	$32.67
Granted	167,411	$45.02
Vested	(151,691)	$32.64
Forfeited/ cancelled	(9,688)	$36.86
Non-vested at June 30, 2022	396,552	$37.38

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2022	159,741	$17.18	2.4 years	$5,264
Granted	—	$—
Exercised	(10,361)	$23.18		$238
Forfeited	—	$—
Expired	—	$—
Balance at June 30, 2022	149,380	$16.76	2.0 years	$3,256

Exercisable at June 30, 2022	149,380	$16.76	2.0 years	$3,256

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

On March 30, 2022, the Board of Directors approved the termination of the Plan to be effective as of June 30, 2022. The Company has executed plan amendments regarding the Plan termination and filed an Application for Determination for Terminating Plan with the Internal Revenue Service (“IRS”) for a determination as to the tax-qualified status of the Plan at the time of termination. Over the next several months, the Company intends to prepare and file appropriate notices and documents related to the Plan’s termination and wind-down with the Pension Benefit Guaranty Corporation (“PBGC”).

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Interest cost on projected benefit obligation	$326	$318	$651	$636
Expected return on plan assets	(352)	(312)	(705)	(624)
Recognized net actuarial loss	195	227	391	454
Net periodic benefit cost	$169	$233	$337	$466

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of Plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. The Company did not make any contribution to the Plan during the six months ended June 30, 2022. Management continues to monitor the funding level of the Plan and may make additional contributions as necessary during 2022.

NOTE 11 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2022	2021	2022	2021
Net income	$54,800	$57,263	$98,735	$132,727
Distributed and undistributed earnings allocated to participating securities	(194)	(481)	(476)	(1,121)
Net income attributable to common shareholders	$54,606	$56,782	$98,259	$131,606

Total weighted average outstanding shares	45,184	47,689	45,303	47,610
Less: Weighted average participating securities	(160)	(401)	(221)	(406)
Basic weighted average common shares	45,024	47,288	45,082	47,204
Dilutive weighted average common stock equivalents	87	235	140	266
Diluted weighted average common shares	45,111	47,523	45,222	47,470

Basic net income per common share	$1.21	$1.20	$2.18	$2.79
Diluted net income per common share	$1.21	$1.19	$2.17	$2.77

Anti-dilutive shares	—	—	—	—

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains/(Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2022	$(336)	$(8,203)	$—	$(8,539)
Other comprehensive loss before reclassification from accumulated other comprehensive loss, net of tax	(77,922)	—	(12,083)	(90,005)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	(34)	291	834	1,091
Current period change in other comprehensive loss, net of tax	(77,956)	291	(11,249)	(88,914)
Balance at June 30, 2022	$(78,292)	$(7,912)	$(11,249)	$(97,453)

(In thousands)	Unrealized Gains/ (Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2021	$28,175	$(9,470)	$18,705
Other comprehensive income before reclassification, net of tax	(14,108)	—	(14,108)
Reclassifications from accumulated other comprehensive income, net of tax	(96)	333	237
Current period change in other comprehensive income, net of tax	(14,204)	333	(13,871)
Balance at June 30, 2021	$13,971	$(9,137)	$4,834

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2022	2021
Unrealized gains on available-for-sale debt securities:
Affected line item in the Statements of Income:
Investment securities gains	$46	$129
Income before taxes	46	129
Tax expense	(12)	(33)
Net income	$34	$96

Amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity:
Affected line item in the Statements of Income:
Interest and dividends on investment securities (1)	$(1,122)	$—
Income before taxes	(1,122)	—
Tax benefit	288	—
Net loss	$(834)	$—

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (2)	$(391)	$(454)
Loss before taxes	(391)	(454)
Tax benefit	100	121
Net loss	$(291)	$(333)
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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of lease expense:
Operating lease cost (resulting from lease payments)	$2,738	$3,134	$5,504	$6,286

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$2,893	$3,274	$5,832	$6,554
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$—	$—	$—	$803
Acquisitions	$—	$—	$—	$—

			June 30, 2022	December 31, 2021
Supplemental balance sheet information related to leases:
Operating lease ROU assets			$53,796	$57,872
Operating lease liabilities			$62,615	$67,138

Other information related to leases:
Weighted average remaining lease term of operating leases			8.7 years	9.0 years
Weighted average discount rate of operating leases			2.95%	2.92%

At June 30, 2022, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining 2022	$5,734
2023	11,535
2024	9,643
2025	7,818
2026	7,048
Thereafter	30,615
Total undiscounted lease payments	72,393
Less: Present value discount	(9,778)
Lease liability	$62,615

At June 30, 2022, the Company had no operating leases that have not yet commenced operations. The Company does not have any lease arrangements with any of its related parties as of June 30, 2022.

NOTE 14 – DERIVATIVES
The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company and results in credit risk to the

Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and, therefore, has no credit risk. The notional value of the swaps outstanding was $336.7 million as of June 30, 2022 compared to $396.3 million as of December 31, 2021. The fair values of swap positions net to zero to minimize the potential impact on the Company’s Condensed Consolidated Financial Statements. Fair values of the swaps are carried as both gross assets and gross liabilities in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. The associated net gains and losses on the swaps are recorded in Other income in the Condensed Consolidated Statements of Income.

NOTE 15 – LITIGATION
In the ordinary course of business, the Company and its subsidiaries are subject to various pending or threatened legal proceedings in which claims for monetary damages are asserted. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these legal matters will have a material adverse effect on the Company's financial condition, operating results or liquidity.

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

Investment securities available-for-sale
U.S. treasuries and government agencies securities and mortgage-backed and asset-backed securities
Valuations are based on active market data and use of evaluated broker pricing models that vary based by asset class and includes available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, descriptive terms, and databases coupled with extensive quality control programs. Quality control evaluation processes use available market, credit and deal level information to support the evaluation of the security. Additionally, proprietary models and pricing systems, mathematical tools, actual transacted prices, integration of market developments and experienced evaluators are used to determine the value of a security based on a hierarchy of market information regarding a security or securities with similar characteristics. The Company does not adjust the quoted price for such securities. Such instruments are classified within Level 2 in the fair value hierarchy.

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

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$23,610	$—	$23,610
Available-for-sale debt securities:
U.S. treasuries and government agencies	—	101,410	—	101,410
State and municipal	—	299,222	—	299,222
Mortgage-backed and asset-backed	—	868,191	—	868,191
Total available-for-sale debt securities	—	1,268,823	—	1,268,823
Interest rate swap agreements	—	12,950	—	12,950
Total assets	$—	$1,305,383	$—	$1,305,383

Liabilities:
Interest rate swap agreements	$—	$(12,950)	$—	$(12,950)
Total liabilities	$—	$(12,950)	$—	$(12,950)
 (1) The outstanding principal balance for residential loans held for sale as of June 30, 2022 was $23.6 million.

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$39,409	$—	$39,409
Investments available-for-sale:
U.S. treasuries and government agencies	—	68,539	—	68,539
State and municipal	—	326,402	—	326,402
Mortgage-backed and asset-backed	—	1,070,955	—	1,070,955
Total investments available-for-sale	—	1,465,896	—	1,465,896
Interest rate swap agreements	—	5,880	—	5,880
Total assets	$—	$1,511,185	$—	$1,511,185

Liabilities:
Interest rate swap agreements	$—	$(5,880)	$—	$(5,880)
Total liabilities	$—	$(5,880)	$—	$(5,880)
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

	June 30, 2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$204	$204	$(893)
Other real estate owned	—	—	739	739	(81)
Total	$—	$—	$943	$943	$(974)
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

At June 30, 2022, loans totaling $30.5 million were written down to fair value of $24.3 million as a result of individual credit loss allowances of $6.2 million associated with the collateral dependent loans. Loans totaling $33.5 million were written down to fair value of $26.9 million at December 31, 2021 as a result of individual credit loss allowances of $6.6 million associated with the collateral dependent loans.

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

Present value techniques used in estimating the fair value of many of the Company's financial instruments are significantly affected by the assumptions used. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate cash settlement of the instrument. Additionally, the accompanying estimates of fair values are only representative of the fair values of the individual financial assets and liabilities, and should not be considered an indication of the fair value of the Company. Management utilizes internal models used in asset liability management to determine the fair values disclosed below. Other investments include FRB and FHLB stock, whose carrying amounts approximate fair values based on the redemption provisions of each entity.

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	June 30, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$221,279	$221,279	$221,279	$—	$—
Residential mortgage loans held for sale	23,610	23,610	—	23,610	—
Available-for-sale debt securities	1,268,823	1,268,823	—	1,268,823	—
Held-to-maturity debt securities	274,337	250,915	—	250,915	—
Other investments	52,264	52,264	—	52,264	—
Loans, net of allowance	10,672,620	10,676,985	—	—	10,676,985
Interest rate swap agreements	12,950	12,950	—	12,950	—
Accrued interest receivable	33,459	33,459	33,459	—	—
Bank owned life insurance	151,371	151,371	—	151,371	—

Financial liabilities:
Time deposits	$1,504,063	$1,480,577	$—	$1,480,577	$—
Other deposits	9,465,398	9,465,398	9,465,398	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	185,744	185,744	—	185,744	—
Advances from FHLB	175,000	174,966	—	174,966	—
Subordinated debt	369,906	336,830	—	—	336,830
Interest rate swap agreements	12,950	12,950	—	12,950	—
Accrued interest payable	4,266	4,266	4,266	—	—

			Fair Value Measurements
	December 31, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$420,020	$420,020	$420,020	$—	$—
Residential mortgage loans held for sale	39,409	39,409	—	39,409	—
Investments available-for-sale	1,465,896	1,465,896	—	1,465,896	—
Other investments	41,166	41,166	—	41,166	—
Loans, net of allowance	9,857,946	9,964,924	—	—	9,964,924
Interest rate swap agreements	5,880	5,880	—	5,880	—
Accrued interest receivable	34,349	34,349	34,349	—	—
Bank owned life insurance	147,528	147,528	—	147,528	—

Financial liabilities:
Time deposits	$1,290,862	$1,292,598	$—	$1,292,598	$—
Other deposits	9,333,869	9,333,869	9,333,869	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	141,086	141,086	—	141,086	—
Subordinated debt	172,712	175,780	—	—	175,780
Interest rate swap agreements	5,880	5,880	—	5,880	—
Accrued interest payable	1,516	1,516	1,516	—	—

NOTE 17 - SEGMENT REPORTING
Currently, the Company conducts business in two operating segments - Community Banking and Investment Management. Each of the operating segments is a strategic business unit that offers different products and services. The Investment Management segment was a business acquired in a separate transaction where management of the acquired business was retained. The accounting policies of the segments are the same as those of the Company. However, the segment data reflects inter-segment transactions and balances.

The Community Banking segment is conducted through the Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees, and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment, and other expenses. Non-cash charges associated with amortization of intangibles were $1.0 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and were $2.1 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively.

Prior to June 2022, the Company operated the Insurance segment through Sandy Spring Insurance Corporation, a subsidiary of the Bank. Effective June 1, 2022, the Company sold substantially all of the assets of the Sandy Spring Insurance Corporation to a leading global insurance brokerage and financial services firm. Results of operations of the Insurance segment for the three and six months ended June 30, 2022 are presented in the table below.

The Investment Management segment is conducted through West Financial and RPJ, subsidiaries of the Bank. These asset management and financial planning firms, located in McLean, Virginia and Falls Church, Virginia, respectively, provide comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial and RPJ had approximately $3.4 billion in combined assets under management as of June 30, 2022. Major revenue sources include non-interest income earned on the above services. Expenses include personnel, occupancy, support charges, and other expenses. Non-cash charges associated with amortization of intangibles were $0.4 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and were $0.9 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively.

Information for the operating segments and reconciliation of the information to the Condensed Consolidated Financial Statements for the periods indicated are presented in the following tables:

	Three Months Ended June 30, 2022
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$113,908	$1	$3	$(3)	$113,909
Interest expense	7,962	—	—	(3)	7,959
Provision for credit losses	3,046	—	—	—	3,046
Non-interest income	24,658	17,513	5,556	(12,482)	35,245
Non-interest expense	59,123	2,387	3,685	(204)	64,991
Income before income taxes	68,435	15,127	1,874	(12,278)	73,158
Income tax expense	13,635	4,217	506	—	18,358
Net income	$54,800	$10,910	$1,368	$(12,278)	$54,800

Assets	$13,323,298	$17,804	$51,375	$(89,468)	$13,303,009

	Three Months Ended June 30, 2021
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$114,823	$1	$2	$(3)	$114,823
Interest expense	6,780	—	—	(3)	6,777
Provision/ (credit) for credit losses	(4,204)	—	—	—	(4,204)
Non-interest income	23,714	1,246	5,516	(4,217)	26,259
Non-interest expense	58,049	1,324	3,819	(217)	62,975
Income/ (loss) before income taxes	77,912	(77)	1,699	(4,000)	75,534
Income tax expense/ (benefit)	17,728	(21)	564	—	18,271
Net income/ (loss)	$60,184	$(56)	$1,135	$(4,000)	$57,263

Assets	$12,925,577	$8,758	$55,648	$(64,406)	$12,925,577

	Six Months Ended June 30, 2022
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$219,945	$1	$5	$(6)	$219,945
Interest expense	12,550	—	—	(6)	12,544
Provision for credit losses	4,681	—	—	—	4,681
Non-interest income	39,713	19,633	11,284	(14,790)	55,840
Non-interest expense	116,502	3,863	7,213	(440)	127,138
Income before income taxes	125,925	15,771	4,076	(14,350)	131,422
Income tax expense	27,190	4,397	1,100	—	32,687
Net income	$98,735	$11,374	$2,976	$(14,350)	$98,735

Assets	$13,323,298	$17,804	$51,375	$(89,468)	$13,303,009

	Six Months Ended June 30, 2021
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$229,084	$2	$4	$(6)	$229,084
Interest expense	16,444	—	—	(6)	16,438
Provision/ (credit) for credit losses	(38,912)	—	—	—	(38,912)
Non-interest income	45,439	3,397	10,723	(4,434)	55,125
Non-interest expense	121,744	2,811	7,027	(434)	131,148
Income before income taxes	175,247	588	3,700	(4,000)	175,535
Income tax expense	41,566	162	1,080	—	42,808
Net income	$133,681	$426	$2,620	$(4,000)	$132,727

Assets	$12,925,577	$8,758	$55,648	$(64,406)	$12,925,577

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

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank (the “Bank”). The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At June 30, 2022, the Company had $13.3 billion in total assets, compared to $12.6 billion at December 31, 2021. Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The Bank is an independent and community-oriented bank that offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Virginia, and the greater Washington, D.C. market. Through its subsidiaries, West Financial Services, Inc. ("West") and SSB Wealth Management, Inc. (d/b/a Rembert Pendleton and Jackson, "RPJ”), the Bank also offers wealth management services. Prior to June 2022, the Company operated Sandy Spring Insurance Corporation, a subsidiary of the Bank. Effective June 1, 2022, the Company sold substantially all of the assets of the Sandy Spring Insurance Corporation. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. Deposit accounts of the Bank are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Current Quarter Financial Overview
The Company recorded net income of $54.8 million ($1.21 per diluted common share) in the current quarter compared to net income of $57.3 million ($1.19 per diluted common share) for the second quarter of 2021 and net income of $43.9 million ($0.96 per diluted common share) for the first quarter of 2022. The decline in earnings was the result of lower net interest income, the current quarter's provision for credit losses compared to the prior year's credit to the allowance and an increase in non-interest expense, partially offset by the increase in non-interest income. The decline in net interest income was the product of lower PPP fees and interest, partially offset by interest income from loan growth, and an increase in interest expense.

Current quarter core earnings were $44.2 million ($0.98 per diluted common share), compared to $58.4 million ($1.23 per diluted common share) for the quarter ended June 30, 2021 and $45.1 million ($0.99 per diluted common share) for the quarter ended March 31, 2022. Core earnings are determined by excluding the after-tax impact of merger, acquisition and disposal expense, the loss on FHLB redemptions, amortization of intangibles, gain on disposal of assets and investment securities gains. Core earnings for the current period when compared to the prior year quarter were reduced primarily as a result of the activity associated with provisioning for credit losses, a decline in mortgage banking income, lower other non-interest income from isolated events that occurred in 2021 and a decline in net interest income. The provision for credit losses for the current quarter was a charge of $3.0 million compared to a credit of $4.2 million for the second quarter of 2021 and a charge of $1.6 million for the first quarter of 2022.

The current quarter reflects the following:

•At June 30, 2022, total assets were $13.3 billion, a 3% increase compared to $12.9 billion at June 30, 2021. During the previous twelve months, liquidity resulting from PPP loan forgiveness was utilized to fund the growth in the loan and investment securities portfolios. Excluding PPP loan balances, total assets grew 10% year-over-year.

•For the second quarter of 2022, the net interest margin was 3.49%, compared to 3.63% for the second quarter of 2021, and 3.49% for the first quarter of 2022. Excluding the amortization of the fair value marks derived from the previous acquisitions and interest and fees from PPP loans, the current quarter’s net interest margin was 3.45%, compared to 3.49% for second quarter of 2021, and 3.41% for the first quarter of 2022.

•The provision for credit losses was a charge of $3.0 million for the current quarter compared to the prior year quarter’s credit to the provision of $4.2 million. The provision for the current quarter is a reflection of the growth in the loan portfolio, coupled with the management's consideration of the potential impact of recessionary pressures, which exceeded the benefit to the provision derived from continuing improvement in forecasted macroeconomic indicators.

•Non-interest income for the current quarter increased by 34% or $9.0 million compared to the prior year quarter as a result of the $16.7 million gain from the disposition of assets of the Company's insurance subsidiary. Excluding the disposition gain, non-interest income declined 29% compared to the prior year quarter as a result of the $4.3 million decline in income from mortgage banking activities and the $3.4 million decline in other non-interest income compared to the second quarter of 2021.

•Non-interest expense for the current quarter increased $2.0 million or 3% compared to the prior year quarter with a major component of the increase the result of $1.1 million in merger, acquisition and disposal expense. Other non-interest expense also increased $1.4 million driven by the combination of various operating expenses.

•Return on average assets (“ROA”) for the quarter ended June 30, 2022 was 1.69% and return on average tangible common equity (“ROTCE”) was 20.42% compared to 1.79% and 20.44%, respectively, for the second quarter of 2021. On a non-GAAP basis, the current quarter's core ROA was 1.37% and core ROTCE was 16.49% compared to core ROA of 1.83% and core ROTCE of 20.87% for the second quarter of 2021.

•For the second quarter of 2022, the GAAP efficiency ratio was 46.03% compared to 46.89% for the second quarter of 2021, and 50.92% for the first quarter of 2022. The non-GAAP efficiency ratio for the second quarter of 2022 was 49.79% compared to 45.36% for the prior year quarter, and 49.34% for the first quarter of 2022.

•During the quarter, the Company repurchased 625,710 shares of its common stock for $25.0 million at an average price of $39.93 per share. The repurchase plan that was authorized on March 30, 2022 permits the repurchase of up to $50.0 million in shares of common stock.

Summary of Second Quarter Results

Balance Sheet and Credit Quality
Total assets grew 3% to $13.3 billion at June 30, 2022, as compared to $12.9 billion at June 30, 2021. During this period, total loans grew by 7% to $10.8 billion at June 30, 2022, compared to $10.1 billion at June 30, 2021. At June 30, 2022, excluding PPP loans, total assets grew 10% and total loans grew 17% compared to June 30, 2021. Total commercial loans, excluding the impact of PPP loan forgiveness, grew by $1.3 billion or 17% during the past twelve months. During this period, the Company generated gross commercial loan production of $4.4 billion, of which $3.0 billion was funded, offsetting $1.6 billion in commercial loan run-off. During the second quarter of 2022, funded commercial loan production was $804.6 million, an increase of 60% compared to $502.5 million for the same quarter of the prior year. The growth in the commercial portfolio, excluding PPP loans, occurred in all commercial portfolios led by the $1.0 billion or 28% growth in the investor owned commercial portfolio. Year-over-year, the total mortgage loan portfolio grew 22%, as a greater number of conventional 1-4 family mortgages were retained to grow the portfolio.

During the past twelve months, deposits increased 1%, driven by 3% growth in noninterest-bearing deposits reflecting the growth in transaction relationships, while interest-bearing deposits remained at $6.8 billion. During the period, time deposits decreased 9% and money market accounts decreased 4%, while savings and interest bearing demand categories experienced year-over-year growth of 15% and 12%, respectively.

The tangible common equity ratio decreased to 8.45% of tangible assets at June 30, 2022, compared to 9.28% at June 30, 2021 as a result of the $132.3 million repurchase of common shares during the previous twelve months, in combination with the $88.9 million increase in the accumulated other comprehensive loss due to the impact of the rising rate environment on values of the securities in the investment portfolio coupled with the increase in tangible assets during the past year. At June 30, 2022, the Company had a total risk-based capital ratio of 16.07%, a common equity tier 1 risk-based capital ratio of 11.58%, a tier 1 risk-based capital ratio of 11.58%, and a tier 1 leverage ratio of 9.53%.

Non-performing loans include non-accrual loans, accruing loans 90 days or more past due and restructured loans. At June 30, 2022, the level of non-performing loans to total loans was 0.40% compared to 0.93% at June 30, 2021, and 0.46% at March 31, 2022. At June 30, 2022, non-performing loans totaled $43.5 million, compared to $94.3 million at June 30, 2021, and $46.3 million at March 31, 2022. Loans placed on non-accrual during the current quarter amounted to $0.9 million compared to $1.5 million for the prior year quarter and $1.5 million for the first quarter of 2022.

The Company realized an insignificant amount of net recoveries for the second quarter of 2022, as compared to net charge-offs of $2.2 million for the second quarter of 2021 and net charge-offs of $0.2 million for the first quarter of 2022.

At June 30, 2022, the allowance for credit losses was $113.7 million or 1.05% of outstanding loans and 261% of non-performing loans, compared to $110.6 million or 1.09% of outstanding loans and 239% of non-performing loans at the end of the previous quarter. The increase in the allowance during the current quarter compared to the previous quarter resulted from the growth in the loan portfolio and the effect of management's consideration of the potential impact of recessionary pressures. The impact from these metrics applied in the determination of the allowance continue to be partially mitigated by forecasted improvement in certain economic metrics, notably the projected improvement in unemployment rate in future periods.

Quarterly Results of Operations
Net income for the three months ended June 30, 2022 was $54.8 million compared to net income of $57.3 million for the prior year quarter. The decline in earnings was the result of lower net interest income, the current quarter's provision for credit losses compared to the prior year's credit to the allowance and an increase in non-interest expense, partially offset by the increase in non-interest income.

For the second quarter of 2022, net interest income decreased $2.1 million or 2% compared to the second quarter of 2021, as interest income declined $0.9 million and interest expense increased $1.2 million. The provision for credit losses was a charge of $3.0 million for the second quarter of 2022 compared to a credit of $4.2 million for the second quarter of 2021. The provision for credit losses for the first quarter of 2022 was a charge of $1.6 million. Non-interest income for the current quarter increased by 34% or $9.0 million compared to the prior year quarter driven by the $16.7 million gain on the sale of the Company's insurance business. Income from mortgage banking activities declined 74% and other non-interest income decreased 62% compared to the second quarter of 2021, which included isolated sources of income. Compared to the prior year quarter, wealth management income and bank card fees remained stable while service charges on deposit accounts grew 25%. Non-interest expense increased $2.0 million or 3% for the second quarter of 2022, compared to the prior year quarter. The majority of the increase was the result of $1.1 million of transaction costs associated with the sale of the insurance subsidiary's assets during the quarter. Other expenses increased $1.4 million as a result of the combination of the provision for lines of credit, franchise taxes and other operating costs. The remaining categories of non-interest expense experienced modest increases or decreases with professional fees declining $0.8 million during the current quarter compared to the prior year quarter as a result of lower consulting fees.

Results of Operations
For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The Company recorded net income of $98.7 million for the six months ended June 30, 2022 compared to net income of $132.7 million for the same period of the prior year. The decline in year-to-date earnings for the current year primarily reflects the impact of the decline in PPP fees and interest, partially offset by the impact on interest income from the growth in the commercial loan portfolio, and the activity in the provision for loan losses, which shifted from the significant credit in the prior year to the charge for the current year. Core earnings were $89.3 million ($1.97 per diluted common share) for the six months ended June 30, 2022 compared to $142.0 million ($2.99 per diluted common share) for the prior year. Core earnings for the current period compared to the prior year period were reduced primarily as a result of the activity associated with the provision for credit losses, a decline in mortgage banking income and lower other non-interest income from isolated events that occurred in 2021. Core earnings for the current period excludes the gain from the disposal of the Company's insurance business and the associated transaction costs. Pre-tax, pre-provision net income, was $136.1 million for the six months ended June 30, 2022 compared to $136.6 million for the prior year period. Net interest income for the current period included $4.4 million in PPP interest and fees compared to $24.1 million for the same period of 2021.

Year-to-date, the provision for credit losses was a charge of $4.7 million as compared to a credit of $38.9 million for the same period of 2021. For the six months ended June 30, 2022, the provision for credit losses is a reflection of the growth in the loan portfolio, coupled with the management's consideration of the potential impact of recessionary pressures, which exceeded the benefit to the provision derived from continuing improvement in forecasted macroeconomic indicators. The prior year's credit to the provision for credit losses was a reflection of the net impact of forecasted economic metrics and other factors applied in the determination of the allowance.

Net Interest Income
Net interest income for the six months ended June 30, 2022 decreased 2% or $5.2 million to $207.4 million compared to $212.6 million for the six months ended June 30, 2021. On a tax-equivalent basis, net interest income for the six months ended June 30, 2022 was $209.3 million compared to $214.6 million for the six months ended June 30, 2021. A major component driving the decrease in net interest income for the current period was the $19.7 million reduction in PPP interest and fees from the prior year period to the current year period. Excluding the impact of this reduction, interest income grew $10.5 million or 5% compared to the prior year period, due to the significant growth in the commercial loan portfolio. Interest expense declined 24% or $3.9 million period-over-period due to lower deposit and borrowings costs, a result of higher rate time deposit run-off, lower money market rates and the redemption of FHLB advances in 2021. On a tax-equivalent basis, year-over-year net interest income decreased 2% compared to the same period in the prior year as a result of the $9.2 million decline in interest income, partially mitigated by the $3.9 million decrease in interest expense. The amortization of fair value marks for the current period resulted in the reductions of interest income of $0.5 million and interest expense of $1.1 million compared to additional interest income of $0.9 million and a reduction of interest expense of $2.9 million for the prior year period.

The following tables provide an analysis of net interest income performance that reflects a net interest margin that has declined to 3.49% for the six months ended June 30, 2022 compared to 3.60% for the six months ended June 30, 2021. For the comparative period, the average yield on earning assets declined 17 basis points while the average rate paid on interest-bearing liabilities declined nine basis points, resulting in the decreased margin. Excluding the impact of the amortization of the fair value marks derived from acquisitions and PPP interest and fees, the net interest margin for the current year would have been 3.43% compared to 3.46% for the prior year.

Consolidated Average Balances, Yields and Rates

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$4,367,400	$86,782	4.01%	$3,654,760	$76,765	4.24%
Commercial owner-occupied real estate loans	1,705,562	37,842	4.47	1,651,282	38,040	4.65
Commercial AD&C loans	1,099,498	22,320	4.09	1,069,552	21,215	4.00
Commercial business loans	1,353,446	32,174	4.79	2,258,311	50,042	4.47
Total commercial loans	8,525,906	179,118	4.24	8,633,905	186,062	4.35
Residential mortgage loans	1,017,741	16,652	3.27	1,030,608	18,178	3.53
Residential construction loans	209,264	3,267	3.15	178,020	3,168	3.59
Consumer loans	422,929	7,581	3.61	482,555	8,728	3.65
Total residential and consumer loans	1,649,934	27,500	3.34	1,691,183	30,074	3.57
Total loans (2)	10,175,840	206,618	4.09	10,325,088	216,136	4.22
Loans held for sale	15,155	343	4.53	74,568	1,086	2.91
Taxable securities	1,180,168	8,737	1.48	984,305	8,272	1.68
Tax-advantaged securities	471,919	5,633	2.39	461,084	5,407	2.35
Total investment securities (3)	1,652,087	14,370	1.74	1,445,389	13,679	1.89
Interest-bearing deposits with banks	229,257	471	0.41	187,954	93	0.10
Federal funds sold	650	1	0.43	588	—	0.09
Total interest-earning assets	12,072,989	221,803	3.70	12,033,587	230,994	3.87

Less: allowance for credit losses	(111,302)			(146,892)
Cash and due from banks	75,750			102,013
Premises and equipment, net	61,733			56,042
Other assets	685,870			752,318
Total assets	$12,785,040			$12,797,068

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,494,809	$572	0.08%	$1,383,253	$462	0.07%
Regular savings deposits	553,435	41	0.01	460,738	122	0.05
Money market savings deposits	3,401,641	2,122	0.13	3,387,341	2,717	0.16
Time deposits	1,355,615	3,353	0.50	1,693,179	5,380	0.64
Total interest-bearing deposits	6,805,500	6,088	0.18	6,924,511	8,681	0.25
Federal funds purchased	49,271	181	0.74	30,519	13	0.09
Repurchase agreements	127,083	74	0.12	142,208	83	0.12
Advances from FHLB	1,915	17	1.74	224,467	2,649	2.38
Subordinated debentures	287,164	6,184	4.31	227,050	5,012	4.41
Total borrowings	465,433	6,456	2.80	624,244	7,757	2.51
Total interest-bearing liabilities	7,270,933	12,544	0.35	7,548,755	16,438	0.44

Noninterest-bearing demand deposits	3,880,919			3,579,642
Other liabilities	146,018			168,029
Stockholders' equity	1,487,170			1,500,642
Total liabilities and stockholders' equity	$12,785,040			$12,797,068

Tax-equivalent net interest income and spread		$209,259	3.35%		$214,556	3.43%
Less: tax-equivalent adjustment		1,858			1,910
Net interest income		$207,401			$212,646

Interest income/earning assets			3.70%			3.87%
Interest expense/earning assets			0.21			0.27
Net interest margin			3.49%			3.60%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.64% and 25.50% for 2022 and 2021, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.9 million and $1.9 million in 2022 and 2021, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise tax-equivalent net interest income:

	2022 vs. 2021			2021 vs. 2020
	Increase Or (Decrease)	Due to Change In Average:*		Increase Or (Decrease)	Due to Change In Average:*
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$10,017	$14,359	$(4,342)	$13,074	$17,405	$(4,331)
Commercial owner-occupied real estate loans	(198)	1,263	(1,461)	3,040	3,737	(697)
Commercial AD&C loans	1,105	613	492	2,000	5,324	(3,324)
Commercial business loans	(17,868)	(21,240)	3,372	20,439	19,823	616
Residential mortgage loans	(1,526)	(221)	(1,305)	(3,822)	(2,583)	(1,239)
Residential construction loans	99	516	(417)	(84)	457	(541)
Consumer loans	(1,147)	(1,054)	(93)	(1,769)	(742)	(1,027)
Loans held for sale	(743)	(1,143)	400	390	446	(56)
Taxable securities	465	1,513	(1,048)	(5,095)	(987)	(4,108)
Tax-exempt securities	226	131	95	1,846	3,017	(1,171)
Interest-bearing deposits with banks	378	25	353	(242)	(94)	(148)
Federal funds sold	1	—	1	(1)	—	(1)
Total tax-equivalent interest income	(9,191)	(5,238)	(3,953)	29,776	45,803	(16,027)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	110	40	70	(692)	356	(1,048)
Regular savings deposits	(81)	20	(101)	(24)	37	(61)
Money market savings deposits	(595)	9	(604)	(5,329)	2,479	(7,808)
Time deposits	(2,027)	(967)	(1,060)	(11,076)	(1,926)	(9,150)
Federal funds purchased	168	12	156	(858)	(444)	(414)
Repurchase agreements	(9)	(9)	—	(226)	5	(231)
Advances from FHLB	(2,632)	(2,057)	(575)	1,627	(1,117)	2,744
Subordinated debentures	1,172	1,287	(115)	79	196	(117)
Total interest expense	(3,894)	(1,665)	(2,229)	(16,499)	(460)	(16,039)
Tax-equivalent net interest income	$(5,297)	$(3,573)	$(1,724)	$46,275	$46,263	$12
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's total tax-equivalent interest income decreased 4% for the first six months of 2022 compared to the prior year period. The previous table reflects that the majority of the decrease in interest income was the result of the decline in interest income on commercial loans, specifically commercial business loans. This decline occurred as interest and fees associated with PPP loans decreased year over year by $19.7 million. Interest income on residential mortgage loans and consumer loans also declined a combined $2.6 million during the comparative period. Excluding PPP interest and fee income, interest income increased $10.5 million or 5% during the current period compared to the prior year period.

During the first six months of 2022 average loans outstanding decreased 1% compared to the first six months of 2021. Excluding the impact of the reduction of PPP loans from the forgiveness program, average loans grew 10% period over period, almost entirely in commercial real estate. During the comparative period, total average commercial real estate loans grew 12% and commercial business loans grew 14%. Average consumer loans, predominantly home equity loans, decreased 12% and the residential mortgage portfolio declined 1% during the same time period, both the direct result of the increased refinancing activity spurred by the low rate environment. Compared to the prior year, the yield on average loans decreased 13 basis points. The average yield on total investment securities decreased 15 basis points while the average balance of the investment portfolio increased 14% for the first six months of 2022 compared to the first six months of 2021. The larger average balance resulted in a 5% increase in interest income from investment securities during the period despite lower portfolio yields. Composition of the average investment portfolio shifted to 71% in taxable securities in the current period, as compared to 68% for the prior year period. During the same period, the average yield for investment securities decreased 15 basis points as cash flows and maturities in the portfolio were reinvested at lower rates in the current interest rate environment.

Interest Expense
For the first six months of 2022 interest expense decreased $3.9 million or 24% compared to the first six months of 2021. The year over year decrease was comprised of a $2.6 million or 30% decline in deposit interest expense and a $1.3 million or 17% decrease in borrowing cost. The majority of the decline in deposit interest expense occurred on money market and time deposit accounts due to the rate decline on the money market accounts and the run-off of higher rate time deposits. Borrowing expense declined as average borrowings declined coupled with the associated interest expense shifting away from FHLB borrowings to subordinated debt. The fair value premium amortization on time deposits for the first six months of 2022 was responsible for a $1.1 million reduction in interest expense compared to $2.6 million for the same period in 2021. During the comparative period, the rate paid on interest-bearing liabilities decreased nine basis points driven by the decline in the average rate paid on deposits. The drivers in the decline in the total average rate paid on interest-bearing deposits during this time period were the 14 basis point decline the average rate paid on time deposits and the three basis point decline in average money market rates. The cost of interest-bearing deposits, including the fair value amortization on time deposits, declined seven basis points for the first six months of 2022 compared to the first six months of 2021. The time deposit amortization adjustment benefited the net interest margin by two basis points for the first six months of 2022 compared to five basis points for the same period in 2021.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2022/2021	2022/2021
(Dollars in thousands)	2022	2021	$ Change	% Change
Securities gains	$46	$129	$(83)	(64.3)%
Gain on disposal of assets	16,699	—	16,699	N/M
Service charges on deposit accounts	4,793	3,828	965	25.2
Mortgage banking activities	3,781	15,945	(12,164)	(76.3)
Wealth management income	18,435	17,851	584	3.3
Insurance agency commissions	2,927	3,400	(473)	(13.9)
Income from bank owned life insurance	1,498	1,385	113	8.2
Bank card fees	3,478	3,303	175	5.3
Other income	4,183	9,284	(5,101)	(54.9)
Total non-interest income	$55,840	$55,125	$715	1.3

For the six months ended June 30, 2022, non-interest income included a $16.7 million gain on the disposal of assets associated with the sale of insurance business and resulted in an increase of 1% to $55.8 million compared to $55.1 million for 2021. Excluding the gain, non-interest income decreased 29% driven by a 76% decline in income from mortgage banking activities and a 55% decline in other income. The decline in income from mortgage banking activities is the result of the rising interest rate environment, which has dampened new mortgage and refinancing activity. Other income declined from the prior year, which included the full payoff of a purchased credit deteriorated loan and activity-based vendor incentives. These declines exceeded the 3% growth in wealth management income, 25% growth in service charges on deposit accounts and 5% growth in bank card fees. Wealth management income grew, despite the erosion of assets under management due to marketplace volatility, as a result of increased asset management fees. Service charge and bank card income growth occurred as a result of increased commercial account service charges and customer activity. Further detail by type of non-interest income follows:

•Service charges on deposit accounts increased 25% in the first six months of 2022, compared to the first six months of 2021. The growth in service charge income reflects the impact of an increase in the current year's service charges on commercial demand deposit accounts and return check transaction volume.
•Income from mortgage banking activities decreased 76% in the first six months of 2022, compared to the first six months of 2021, as a result of reduced demand for new home mortgages and refinancing.
•Wealth management income, comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiaries, increased 3% for the first six months of 2022 compared to the same period of the prior year. The increase in wealth management income was comprised of a 5% increase in investment management fees and a 1% increase in trust services fees for the first six months of 2022 compared to the prior year period. Overall, total assets under management decreased to $5.2 billion at June 30, 2022 compared to $5.7 billion at June 30, 2021, as a result of the volatility in the marketplace.
•Insurance agency commissions decreased 14% for the first six months of 2022 as compared to the first six months of 2021, due the sale of the Company's insurance business in June 2022.

•Bank-owned life insurance income increased 8% for the first six months of 2022 as compared to the first six months of 2021 as a result of improved policy returns.
•Bank card fee income grew 5% during the first six months of 2022, compared to the first six months of 2021, as a result of increased transaction volume during the period.
•Other income decreased by 55% or $5.1 million during the first six months of 2022, compared to the first six months of 2021. The decrease for the current year was the result of the prior year's inclusion of the payoff of a purchased credit deteriorated loan, activity-based contractual vendor incentives and credit related fees.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2022/2021	2022/2021
(Dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$78,923	$75,642	$3,281	4.3%
Occupancy expense of premises	9,768	10,984	(1,216)	(11.1)
Equipment expense	7,095	6,242	853	13.7
Marketing	2,473	2,264	209	9.2
Outside data services	4,983	4,543	440	9.7
FDIC insurance	2,062	2,942	(880)	(29.9)
Amortization of intangible assets	2,974	3,356	(382)	(11.4)
Merger, acquisition and disposal expense	1,067	45	1,022	N/M
Professional fees and services	4,389	4,896	(507)	(10.4)
Other expenses	13,404	20,234	(6,830)	(33.8)
Total non-interest expense	$127,138	$131,148	$(4,010)	(3.1)

Non-interest expense decreased 3% to $127.1 million for the six months ended June 30, 2022, compared to $131.1 million for 2021. Excluding merger, acquisition and disposal expense from the current and prior year periods and the $9.1 million in prepayment penalties on FHLB borrowings that occurred in the prior year, non-interest expense increased 3% year-over-year. The drivers of the increase in adjusted non-interest expense were a 4% increase in salaries and benefits and a 20% increase in other expense, excluding the FHLB prepayment penalties. The year-over-year increase in salaries and benefits was the result of staffing increases, salary adjustments and increased benefit costs. The principal component of the increase in other expense was the $1.2 million increase in the provision for credit losses provided on lines of credit compared to the prior year period. Marketing and outside data services costs increased 9% and 10%, respectively, while FDIC insurance premiums and professional fee and service costs decreased 30% and 10%, respectively, for the period. Further detail by category of non-interest expense follows:

•Salaries and employee benefits, the largest component of non-interest expense, increased 4% or $3.3 million in the first six months of 2022. Regular salaries represented $1.4 million of this increase, which was the result of staffing increases and adjustments. The remainder of the increase was driven by changes to the stock compensation plan which only affect the current period expense.
•Combined occupancy and equipment expenses decreased 2% compared to the prior year as a result of decreased rental costs associated with the reduction in branches and business offices partially offset by increased software costs.
•Marketing expense increased 9% for the first six months of 2022 compared to the same period of the prior year, due to focused advertising initiatives.
•Outside data services expense increased 10% from the prior year period due to the increase in volume-based components of contractual-based services.
•FDIC insurance decreased 30% for 2022 as a result of the reduction in risk factors applied by the regulatory agency in the determination of the Company's premium.
•Amortization of intangible assets decreased as a result of the decline in the core deposit intangible amortization of the asset recognized in the Revere acquisition and, to a lesser degree, the amortization of intangibles acquired from the RPJ acquisition.
•Professional fees and services declined 10% from the prior year due to costs associated with various consulting projects and initiatives.
•Other non-interest expenses decreased $6.8 million due primarily to the prepayment penalties of $9.1 million incurred in the prior year from the liquidation of FHLB advances. This decrease has been partially offset in the current year by the increase in the provision for lines of credit, franchise taxes and other operating costs as compared to the prior year.

Income Taxes
The Company had income tax expense of $32.7 million in the first six months of 2022, compared to income tax expense of $42.8 million in the first six months of 2021, as a result of the decrease in current year-to-date pre-tax earnings compared to the prior year's pre-tax earnings. The effective tax rate for the six months ended June 30, 2022 was 24.87%, compared to a tax rate of 24.39% for the same period in 2021. The increase in the current year's effective tax rate is the result of pre-tax income containing a greater proportion of taxable income compared to the prior year period.

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

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes merger, acquisition and disposal expense, the amortization of intangibles, and other non-core expenses, such as early prepayment penalties on FHLB advances. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes gain on disposal of assets and securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income. For the six months ended June 30, 2022, the GAAP efficiency ratio was 48.30% compared to 48.98% for the same period in 2021. The current period's improvement in the GAAP efficiency ratio compared to the prior year period is directly related to the prior year's inclusion of the loss on the FHLB redemption in non-interest expense. The non-GAAP efficiency ratio the current year was 49.57% compared to 44.01% for to prior year. The current year’s non-GAAP efficiency ratio compared to the prior year, indicates a decline in efficiency, the result of the 8% decrease in non-GAAP revenue combined with the 4% growth in non-GAAP non-interest expense.

In addition, the Company uses pre-tax, pre-provision net income, as a measure of the level of certain recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding/(subtracting) the provision (credit) for credit losses and the provision for income taxes back to/from net income. This metric remained level the first six months of 2022 compared to the same period for 2021, due to the impact of the activity in the provision for credit losses for each period and the impact it had on each period's net income.

The Company has presented core earnings, core earnings per share, core return on average assets and core return on average tangible common equity in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Core earnings reflect net income exclusive of merger, acquisition and disposal expense, amortization of intangible assets, loss on FHLB redemptions, gain on disposal of assets and investment securities gains, in each case net of tax. Core earnings were $89.3 million ($1.97 per diluted common share) for the six months ended June 30, 2022, compared to $142.0 million ($2.99 per diluted common share) for the six months ended June 30, 2021. Average tangible assets and average tangible common equity represents average assets and average stockholders’ equity, respectively, adjusted for average goodwill and average intangible assets. The ROA for the first six months of 2022 was 1.56% compared to 2.09% for the same period of the prior year. For the six months ended June 30, 2022, the non-GAAP core ROA was 1.41% compared to 2.24% for the same period in the prior year. ROTCE was 18.21% for the first six months of 2022 compared to 24.35% for the first six months of 2021. The non-GAAP core ROTCE was 16.47% for the first six months of 2022 compared to 26.04% for the first six months of 2021.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Pre-tax pre-provision net income:
Net income	$98,735	$132,727
Plus/ (less) non-GAAP adjustments:
Income tax expense	32,687	42,808
Provision/ (credit) for credit losses	4,681	(38,912)
Pre-tax pre-provision net income	$136,103	$136,623

Efficiency ratio (GAAP):
Non-interest expense	$127,138	$131,148

Net interest income plus non-interest income	$263,241	$267,771

Efficiency ratio (GAAP)	48.30%	48.98%

Efficiency ratio (non-GAAP):
Non-interest expense	$127,138	$131,148
Less non-GAAP adjustments:
Amortization of intangible assets	2,974	3,356
Loss on FHLB redemption	—	9,117
Merger, acquisition and disposal expense	1,067	45
Non-interest expense - as adjusted	$123,097	$118,630

Net interest income plus non-interest income	$263,241	$267,771
Plus non-GAAP adjustment:
Tax-equivalent income	1,858	1,910
Less non-GAAP adjustment:
Securities gains	46	129
Gain on disposal of assets	16,699	—
Net interest income plus non-interest income - as adjusted	$248,354	$269,552

Efficiency ratio (non-GAAP)	49.57%	44.01%

GAAP and Non-GAAP Performance Ratios

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Core earnings (non-GAAP):
Net income	$98,735	$132,727
Plus/ (less) non-GAAP adjustments (net of tax):
Merger, acquisition and disposal expense	793	34
Amortization of intangible assets	2,211	2,500
Loss on FHLB redemption	—	6,792
Gain on disposal of assets	(12,417)	—
Investment securities gains	(34)	(96)
Core earnings (non-GAAP)	$89,288	$141,957

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	45,223,086	47,469,470

Earnings per diluted common share (GAAP)	$2.17	$2.77
Core earnings per diluted common share (non-GAAP)	$1.97	$2.99

Core return on average assets (non-GAAP):
Average assets (GAAP)	$12,785,040	$12,797,068

Return on average assets (GAAP)	1.56%	2.09%
Core return on average assets (non-GAAP)	1.41%	2.24%

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,487,170	$1,500,642
Average goodwill	(369,098)	(370,223)
Average other intangible assets, net	(24,580)	(31,056)
Average tangible common equity (non-GAAP)	$1,093,492	$1,099,363

Return on average tangible common equity (non-GAAP)	18.21%	24.35%
Core return on average tangible common equity (non-GAAP)	16.47%	26.04%

Results of Operations
For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Net income for the three months ended June 30, 2022 was $54.8 million compared to net income of $57.3 million for the prior year quarter. The decline in earnings was the result of lower net interest income, the current quarter's provision for credit losses compared to the prior year's credit to the allowance, and an increase in non-interest expense, which were partially offset by the increase in non-interest income. The decline in net interest income was the product of lower PPP fees and interest partially offset by higher interest income from loan growth, and an increase in interest expense. Non-interest income increased as a result of the sale of the Company's insurance business, offsetting lower mortgage banking income. Non-interest expense increased primarily as a result of the transaction costs associated with the asset sale and increases in various categories of operational costs in the current quarter compared to the prior year quarter. Current quarter core earnings were $44.2 million ($0.98 per diluted common share), compared to $58.4 million ($1.23 per diluted common share) for the quarter ended June 30, 2021 and $45.1 million ($0.99 per diluted common share) for the quarter ended March 31, 2022. Pre-tax, pre-provision net income was $76.2 million for the three months ended June 30, 2022 compared to $71.3 million for the prior year quarter and $59.9 million for the first quarter of 2022.

Net Interest Income
Net interest income for the second quarter of 2022 decreased $2.1 million or 2% compared to the second quarter of 2021, due to the combined impact of the $0.9 million reduction in interest income and the increase of $1.2 million in interest expense. The decline in interest income was driven by a $12.0 million decline in interest and fees on PPP loans, which was substantially offset by higher interest income from the remaining categories of commercial loans and, to a lesser degree, an increase in investment securities income. The increase in interest expense was primarily the result of the interest expense associated with issuance of subordinated debt late in the first quarter of the current year. The net interest margin for the second quarter of 2022 was 3.49% as compared to 3.63% for the same quarter of the prior year, as the yield on interest-earning assets declined 11 basis points and the rate paid on interest-bearing liabilities increased six basis points. Excluding the effects of amortization of the fair value marks derived from acquisitions and interest and fees from PPP loans, the net interest margin was 3.45% for the current quarter compared to 3.49% for second quarter of 2021.
Average interest-earning assets increased by 2% and average interest-bearing liabilities remained flat in the second quarter of 2022 compared to the second quarter of 2021. The composition of total average interest-bearing deposits shifted to savings and demand deposits accounts that provides the customers with greater liquidity in anticipation of rising rates. As a result, average time deposits declined 15% while average savings deposits and average demand deposits increased 17% and 6%, respectively. The percentage of average noninterest-bearing deposits to total average deposits increased to 37% in the current quarter compared to 35% in the second quarter of 2021. The primary cause of the increase in average noninterest-bearing deposits was due to the growth in core deposit relationships. At June 30, 2022 and 2021, average total loans comprised 85% and 86% of average interest-earning assets with an average yield of 4.12% and 4.22%, respectively. In addition, the average yield on investment securities decreased to 1.83% for the current quarter compared to 1.87% for the prior year quarter. These portfolio yield movements resulted in the decline in the overall average yield on interest-earning assets to 3.75% at June 30, 2022 from 3.86% at June 30, 2021. The average rate paid on average interest-bearing liabilities grew by six basis points, as the average rate paid increased from 0.37% for the second quarter of 2021 to 0.43% for the second quarter of 2022 driven by the increase in the average rate paid on borrowings, which increased 47 basis points compared to the average rate paid on interest-bearing deposits, which remained flat at 22 basis points for the comparative quarters.

Consolidated Average Balances, Yields and Rates
	Three Months Ended June 30,
	2022			2021
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$4,512,937	$45,148	4.01%	$3,675,119	$38,411	4.19%
Commercial owner-occupied real estate loans	1,727,325	19,410	4.51	1,663,543	19,360	4.67
Commercial AD&C loans	1,096,369	11,727	4.29	1,089,287	10,819	3.98
Commercial business loans	1,334,350	15,820	4.76	2,225,885	25,248	4.55
Total commercial loans	8,670,981	92,105	4.26	8,653,834	93,838	4.35
Residential mortgage loans	1,070,836	8,878	3.32	994,899	8,634	3.47
Residential construction loans	221,031	1,710	3.10	176,135	1,562	3.56
Consumer loans	421,022	3,992	3.80	468,686	4,183	3.58
Total residential and consumer loans	1,712,889	14,580	3.41	1,639,720	14,379	3.51
Total loans (2)	10,383,870	106,685	4.12	10,293,554	108,217	4.22
Loans held for sale	12,744	145	4.56	66,958	549	3.28
Taxable securities	1,195,129	4,630	1.55	1,052,229	4,373	1.66
Tax-advantaged securities	491,052	3,082	2.51	430,676	2,567	2.38
Total investment securities (3)	1,686,181	7,712	1.83	1,482,905	6,940	1.87
Interest-bearing deposits with banks	200,560	358	0.72	193,749	47	0.10
Federal funds sold	479	1	0.81	535	—	0.10
Total interest-earning assets	12,283,834	114,901	3.75	12,037,701	115,753	3.86

Less: allowance for credit losses	(112,656)			(130,734)
Cash and due from banks	84,931			97,813
Premises and equipment, net	62,422			55,718
Other assets	673,161			737,857
Total assets	$12,991,692			$12,798,355

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,488,034	$414	0.11%	$1,400,661	$226	0.06%
Regular savings deposits	559,906	22	0.02	476,999	66	0.06
Money market savings deposits	3,376,742	1,497	0.18	3,364,348	1,254	0.15
Time deposits	1,402,777	1,862	0.53	1,658,203	2,305	0.56
Total interest-bearing deposits	6,827,459	3,795	0.22	6,900,211	3,851	0.22
Federal funds purchased	53,055	166	1.26	19,506	3	0.06
Repurchase agreements	122,728	35	0.11	136,286	40	0.12
Advances from FHLB	3,809	17	1.74	73,626	373	2.03
Subordinated debentures	369,994	3,946	4.27	227,027	2,510	4.42
Total borrowings	549,586	4,164	3.04	456,445	2,926	2.57
Total interest-bearing liabilities	7,377,045	7,959	0.43	7,356,656	6,777	0.37

Noninterest-bearing demand deposits	4,001,762			3,763,135
Other liabilities	144,849			154,689
Stockholders' equity	1,468,036			1,523,875
Total liabilities and stockholders' equity	$12,991,692			$12,798,355

Tax-equivalent net interest income and spread		$106,942	3.32%		$108,976	3.49%
Less: tax-equivalent adjustment		992			930
Net interest income		$105,950			$108,046

Interest income/earning assets			3.75%			3.86%
Interest expense/earning assets			0.26			0.23
Net interest margin			3.49%			3.63%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.64% and 25.50% for 2022 and 2021, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.0 million and $0.9 million in 2022 and 2021, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Interest Income
Excluding interest and fees associated with the PPP loan program, the Company's total tax-equivalent interest income increased 11% for the second quarter of 2022 compared to the prior year quarter. Interest and fees from the PPP loan program amounted to $1.3 million in the current quarter compared to $13.2 million in the prior year quarter. Average interest-earning assets rose 2% over the prior year quarter as average total loans grew 1% and average investment securities grew 14%. Excluding average PPP loan balances, average total loans grew 13% over the previous twelve months. Average total mortgage loans increased 10% as a result of the growth of the conventional 1-4 family mortgage loan portfolio in addition to the residential construction portfolio over the past twelve months. Average consumer loans, principally home equity loans and lines, declined 10% as a result of refinancing activity during the year.

The average yield on interest-earning assets declined to 3.75% for the current quarter compared to 3.86% for the same period of the prior year. Average yields on loans and investment securities for the current quarter decreased by 10 and four basis points, respectively, compared to the prior year quarter, a reflection of the general market interest rates during the majority of the previous twelve months. The decrease in the yield on investments was driven primarily by the decrease in yields on taxable investments during the period. Excluding PPP interest and fees and the amortization of fair value marks, the yield on interest-earning assets would have been 3.73% as compared to 3.78% in the prior year quarter.

Interest Expense
Interest expense increased 17% in the second quarter of 2022 compared to the second quarter of 2021. The increase from period to period was driven by the increase in borrowing costs as a result of the issuance of $200 million of subordinated debt late in the first quarter of 2022. The impact of this resulted in the average rate on interest-bearing liabilities for the current quarter rising to 0.43% from 0.37% as compared to the prior year quarter. The offsetting impact of increasing market rates and the favorable amortization of fair value marks on time deposits resulted in the average rate paid on interest-bearing deposits for the current quarter compared to the same period of the prior year remaining at 0.22%. During this period, the composition of total average interest-bearing deposits shifted from time deposits to savings and demand deposits accounts as consumers seek greater liquidity in anticipation of rising rates. For the comparative period, average time deposits declined 15% while average savings deposits and average demand deposits increased 17% and 6%, respectively. Amortization of fair value marks on time deposits resulted in a reduction of the average rate paid on total average deposits of three basis points for the current quarter and seven basis points for last year's second quarter. Excluding the amortization of those fair value marks, the average rate paid on interest-bearing liabilities would have been 0.46% for the current quarter compared to 0.43% for the prior year quarter. The average rate paid was positively impacted by the growth in average noninterest-bearing deposits that increased to 37% of average deposits in the current quarter compared to 35% in the prior year’s second quarter. The primary cause of the increase in average noninterest-bearing deposits was due to the growth in core deposit relationships.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2022/2021	2022/2021
(Dollars in thousands)	2022	2021	$ Change	% Change
Securities gains	$38	$71	$(33)	(46.5)%
Gain on disposal of assets	16,699	—	16,699	N/M
Service charges on deposit accounts	2,467	1,976	491	24.8
Mortgage banking activities	1,483	5,776	(4,293)	(74.3)
Wealth management income	9,098	9,121	(23)	(0.3)
Insurance agency commissions	812	1,247	(435)	(34.9)
Income from bank owned life insurance	703	705	(2)	(0.3)
Bank card fees	1,810	1,785	25	1.4
Other income	2,135	5,578	(3,443)	(61.7)
Total non-interest income	$35,245	$26,259	$8,986	34.2

Total non-interest income increased $9.0 million or 34% for the second quarter of 2022, compared to the prior year quarter as a direct result of the gain on the sale of the Company's insurance business. Excluding the disposal gain, non-interest income declined 29% compared to the prior year quarter. The gain was partially offset by a decline in income from mortgage banking activities and the decline in other non-interest income compared to the same quarter of the prior year. Wealth management income remained stable and service charges on deposit accounts grew. Other non-interest income declined from the prior year quarter, which included the full payoff of a purchased credit deteriorated loan and activity-based vendor incentives.

Further detail by type of non-interest income follows:

•Service charges on deposit accounts increased 25% in the second quarter of 2022, compared to the second quarter of 2021, reflecting the impact of an increase in the current year's service charges on commercial demand deposit accounts and returned check transaction volume.
•Income from mortgage banking activities decreased by $4.3 million or 74% in the second quarter of 2022 as compared to the second quarter of 2021, reflecting the impact of reduced origination volume, the result of increasing mortgage lending rates during the comparative period.
•Wealth management income remained stable for the second quarter of 2022, as compared to the second quarter of 2021, due to the due to market volatility during the current quarter compared to the prior year quarter. Overall total assets under management decreased to $5.2 billion at June 30, 2022 compared to $5.7 billion at June 30, 2021.
•Income from bank owned life insurance was unchanged for the second quarter of 2022, compared to the second quarter of 2021.
•Bank card income increased 1% in the second quarter of 2022, compared to the second quarter of 2021, due to a rise in transaction income.
•Other income decreased $3.4 million or 62% in the second quarter of 2022, compared to the second quarter of 2021 which included the full payoff of a purchased credit deteriorated loan and activity-based vendor incentives.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2022/2021	2022/2021
(Dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$39,550	$38,990	$560	1.4%
Occupancy expense of premises	4,734	5,497	(763)	(13.9)
Equipment expense	3,559	3,020	539	17.8
Marketing	1,280	1,052	228	21.7
Outside data services	2,564	2,260	304	13.5
FDIC insurance	1,078	1,450	(372)	(25.7)
Amortization of intangible assets	1,466	1,659	(193)	(11.6)
Merger, acquisition and disposal expense	1,067	—	1,067	N/M
Professional fees and services	2,372	3,165	(793)	(25.1)
Other expenses	7,321	5,882	1,439	24.5
Total non-interest expense	$64,991	$62,975	$2,016	3.2

Total non-interest expense increased $2.0 million or 3% for the second quarter of 2022, compared to the prior year quarter. The majority of the increase was the result of merger, acquisition and disposal expense associated with the sale of the Company's insurance business during the quarter. Other expenses increased as a result of the combination of the provision for lines of credit, franchise taxes and other operating costs. The remaining categories of non-interest expense experienced modest increases or decreases with professional fees declining during the current quarter 25% compared to the prior year quarter as a result of lower consulting fees. Further detail of significant changes in the levels of non-interest expense by category follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased 1% in the second quarter of 2022 compared to the same period of the prior year. While the compensation component increased 1%, benefit cost, driven by stock compensation costs from plan changes, increased 2%.
•Occupancy and equipment expenses for the quarter decreased a combined 3% compared to the prior year quarter as a result of lower rental expense.
•Marketing expense increased 22% compared to the prior year as a result of increased advertising initiatives.
•FDIC insurance expense declined 26% as a result of the reduction in risk factors applied by the regulatory agency in the determination of the Company's premium.
•Professional fees and services decreased 25% from the prior year quarter due primarily to consulting fees associated with specific projects and initiatives.
•Amortization of intangible assets decreased primarily as a result of the decline in the amortization expense for the core deposit intangible asset recognized from previous acquisitions.
•Other non-interest expense increased 24% as a result of the combination of the provision for lines of credit, franchise taxes and other operating costs.

Income Taxes
The Company had income tax expense of $18.4 million in the second quarter of 2022, compared to income tax expense of $18.3 million in the second quarter of 2021. The resulting effective tax rate was 25.1% for the second quarter of 2022 compared to an effective tax rate of 24.2% for the second quarter of 2021. The increase in the current year's effective tax rate is the result of pre-tax income containing a greater proportion of taxable income compared to the prior year period.

Non-GAAP Financial Measures

The GAAP efficiency ratio in the second quarter of 2022 decreased to 46.03% compared to 46.89% for the second quarter of 2021. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio was 49.79% in the second quarter of 2022 compared to 45.36% in the second quarter of 2021. The change in the current year’s non-GAAP efficiency ratio compared to the prior year was the result of the 7% decline in non-GAAP revenue coupled with the 2% growth in non-GAAP non-interest expense.

Pre-tax pre-provision net income increased 7% for the current quarter compared to the prior year quarter as a result of the impact of the $16.7 million gain from the sale of the Company's insurance business that more than offset the decline in net interest income and the increase in non-interest expense.

For the quarter ended June 30, 2022, core earnings were $44.2 million ($0.98 per diluted common share), compared to $58.4 million ($1.23 per diluted common share) for the quarter ended June 30, 2021. ROA was 1.69% for the three months ended June 30, 2022 compared to 1.79% for the prior year quarter. For the three months ended June 30, 2022, the non-GAAP core ROA was 1.37% compared to 1.83% for the prior year quarter. ROTCE was 20.42% for the quarter ended June 30, 2022 compared to 20.44% for the second quarter of 2021. The non-GAAP core ROTCE was 16.49% for the quarter ended June 30, 2022 compared to 20.87% for the prior year quarter.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021
Pre-tax pre-provision net income:
Net income	$54,800	$57,263
Plus/ (less) non-GAAP adjustments:
Income tax expense	18,358	18,271
Provision/ (credit) for credit losses	3,046	(4,204)
Pre-tax pre-provision net income	$76,204	$71,330

Efficiency ratio (GAAP):
Non-interest expense	$64,991	$62,975

Net interest income plus non-interest income	$141,195	$134,305

Efficiency ratio (GAAP)	46.03%	46.89%

Efficiency ratio (non-GAAP):
Non-interest expense	$64,991	$62,975
Less/ (plus) non-GAAP adjustments:
Amortization of intangible assets	1,466	1,659
Merger, acquisition and disposal expense	1,067	—
Non-interest expense - as adjusted	$62,458	$61,316

Net interest income plus non-interest income	$141,195	$134,305
Plus non-GAAP adjustment:
Tax-equivalent income	992	930
Less non-GAAP adjustment:
Securities gains	38	71
Gain on disposal of assets	16,699	—
Net interest income plus non-interest income - as adjusted	$125,450	$135,164

Efficiency ratio (non-GAAP)	49.79%	45.36%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021
Core earnings (non-GAAP):
Net income (GAAP)	$54,800	$57,263
Plus/ (less) non-GAAP adjustments (net of tax):
Merger, acquisition and disposal expense	793	—
Amortization of intangible assets	1,090	1,236
Gain on disposal of assets	(12,417)	—
Investment securities gains	(28)	(53)
Core earnings (non-GAAP)	$44,238	$58,446

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	45,111,693	47,523,198

Earnings per diluted common share (GAAP)	$1.21	$1.19
Core earnings per diluted common share (non-GAAP)	$0.98	$1.23

Core return on average assets (non-GAAP):
Average assets (GAAP)	$12,991,692	$12,798,355

Return on average assets (GAAP)	1.69%	1.79%
Core return on average assets (non-GAAP)	1.37%	1.83%

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,468,036	$1,523,875
Average goodwill	(367,986)	(370,223)
Average other intangible assets, net	(23,801)	(30,224)
Average tangible common equity (non-GAAP)	$1,076,249	$1,123,428

Return on average tangible common equity (non-GAAP)	20.42%	20.44%
Core return on average tangible common equity (non-GAAP)	16.49%	20.87%

FINANCIAL CONDITION
Total assets grew 6% to $13.3 billion at June 30, 2022, as compared to $12.6 billion at December 31, 2021. During this period, total loans increased by 8% to $10.8 billion at June 30, 2022, compared to $10.0 billion at December 31, 2021. Excluding PPP loans, total loans at June 30, 2022 increased $979.8 million or 10%, as compared to $9.8 billion at December 31, 2021. Deposit growth was 3% during 2022, as noninterest-bearing deposits experienced growth of 9% and interest-bearing deposits remained stable. The growth in loans resulted in the loan to deposit ratio increasing to 98.3% at June 30, 2022 from 93.8% at December 31, 2021.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	June 30, 2022		December 31, 2021		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial investor real estate	$4,761,658	44.2%	$4,141,346	41.5%	$620,312	15.0%
Commercial owner-occupied real estate	1,767,326	16.4	1,690,881	17.0	76,445	4.5
Commercial AD&C	1,094,528	10.1	1,088,094	10.9	6,434	0.6
Commercial business	1,353,380	12.5	1,481,834	14.9	(128,454)	(8.7)
Total commercial loans	8,976,892	83.2	8,402,155	84.3	574,737	6.8
Residential real estate:
Residential mortgage	1,147,577	10.6	937,570	9.4	210,007	22.4
Residential construction	235,486	2.2	197,652	2.0	37,834	19.1
Consumer	426,335	4.0	429,714	4.3	(3,379)	(0.8)
Total residential and consumer loans	1,809,398	16.8	1,564,936	15.7	244,462	15.6
Total loans	$10,786,290	100.0%	$9,967,091	100.0%	$819,199	8.2

Total commercial loans, excluding PPP loans, grew by $735 million or 9% since December 31, 2021. During this period, the Company generated commercial gross loan production of $2.0 billion, of which $1.4 billion was funded, offsetting $614 million in commercial loan run-off. During the first six months of 2022, the funded commercial loan production increased 71% compared to $790.2 million for the same period of the prior year. The growth in the commercial portfolio, excluding PPP loans, occurred in all commercial portfolios led by the $620 million or 15% growth in the investor owned commercial portfolio. Excluding PPP loans, commercial business loans increased 2%. The residential mortgage loan portfolio grew 22% as a greater number of conventional 1-4 family mortgages were retained to offset the run-off that occurred in the prior year. Consumer loans remained relatively unchanged from year-end 2021.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	June 30, 2022		December 31, 2021		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Available-for-sale debt securities:
U.S. treasuries and government agencies	$101,410	6.4%	$68,539	4.5%	$32,871	48.0%
State and municipal	299,222	18.8	326,402	21.7	(27,180)	(8.3)
Mortgage-backed and asset-backed	868,191	54.4	1,070,955	71.1	(202,764)	(18.9)
Total available-for-sale debt securities	1,268,823	79.6	1,465,896	97.3	(197,073)	(13.4)

Held-to-maturity debt securities:
Mortgage-backed and asset-backed	274,337	17.2	—	—	274,337	N/M
Total held-to-maturity debt securities	274,337	17.2	—	—	274,337	N/M

Other investments:
Federal Reserve Bank stock	38,731	2.4	34,097	2.3	4,634	13.6
Federal Home Loan Bank of Atlanta stock	12,856	0.8	6,392	0.4	6,464	101.1
Other	677	—	677	—	—	—
Total other investments	52,264	3.2	41,166	2.7	11,098	27.0
Total securities	$1,595,424	100.0%	$1,507,062	100.0%	$88,362	5.9

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. The overall distribution of the portfolio between investment types has remained relatively stable during the first six months of 2022. During the quarter ended March 31, 2022, the Company transferred certain debt securities from available-for-sale to held-to-maturity. The total amortized cost of debt securities transferred was $305.6 million with the associated fair value of $289.4 million and unrealized losses of $16.2 million at the date of transfer. The transfer occurred to lessen the impact on the Company's tangible common equity in contemplation of anticipated future increases in general market interest rates. At June 30, 2022, 99% of the investment portfolio was invested in Aaa/AAA or Aa/AA-rated securities. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. The duration of the portfolio increased to 5.2 years at June 30, 2022 compared to 4.3 years at December 31, 2021 as a result of the recent increase in market interest rates. The portfolio possesses low credit risk and provides a source of liquidity necessary to meet loan and operational demands.

Other Earning Assets
Residential mortgage loans held for sale decreased to $23.6 million at June 30, 2022, compared to $39.4 million at December 31, 2021, as a result of a decrease in origination volume during the period. The Company continues to sell a portion of its mortgage loan production in the secondary market. The aggregate of interest-bearing deposits with banks and federal funds sold decreased by $217.3 million at June 30, 2022 compared to December 31, 2021, as a result of providing a source of funding for loan growth during the period.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	June 30, 2022		December 31, 2021		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$4,129,440	37.6%	$3,779,630	35.6%	$349,810	9.3%
Interest-bearing deposits:
Demand	1,590,484	14.5	1,604,714	15.1	(14,230)	(0.9)
Money market savings	3,185,150	29.0	3,415,663	32.1	(230,513)	(6.7)
Regular savings	560,324	5.1	533,862	5.0	26,462	5.0
Time deposits of less than $250,000	1,168,317	10.7	910,464	8.6	257,853	28.3
Time deposits of $250,000 or more	335,746	3.1	380,398	3.6	(44,652)	(11.7)
Total interest-bearing deposits	6,840,021	62.4	6,845,101	64.4	(5,080)	(0.1)
Total deposits	$10,969,461	100.0%	$10,624,731	100.0%	$344,730	3.2

Deposits and Borrowings
Total deposits increased by 3% to $11.0 billion at June 30, 2022 from $10.6 billion at December 31, 2021. This growth was essentially the result of non-interest-bearing deposits which grew 9% while interest-bearing deposits remained stable. At June 30, 2022, interest-bearing deposits represented 62% of deposits with the remaining 38% in noninterest-bearing balances, compared to 64% and 36%, respectively, at December 31, 2021. The mix in interest-bearing deposits shifted during the period as the decline in money market deposits was effectively offset by growth in the remaining interest-bearing deposit categories. Growth of time deposits from December 31, 2021 through June 30, 2022 was driven by a $369.8 million increase in brokered time deposits while core time deposits declined $156.6 million, a result of rate sensitive attrition precipitated by customers seeking liquidity in anticipation rising interest rates on deposit accounts.

Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity remained at $1.5 billion at June 30, 2022 compared to at December 31, 2021. During this period, the growth in retained earnings from net income was more than offset by the combination of the quarterly dividend distribution, the $88.9 million increase in the accumulated other comprehensive loss during the period resultant of the impact of increased market interest rates on the available-for-sale securities portfolio at June 30, 2022, and the $25.0 million in repurchased common stock. The ratio of average equity to average assets was 11.63% for the six months ended June 30, 2022, as compared to 11.73% for the six months ended June 30, 2021.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Regulatory Requirements
	June 30, 2022	December 31, 2021
Tier 1 leverage	9.53%	9.26%	4.00%

Common equity tier 1 capital to risk-weighted assets	11.58%	11.91%	4.50%

Tier 1 capital to risk-weighted assets	11.58%	11.91%	6.00%

Total capital to risk-weighted assets	16.07%	14.59%	8.00%

As of June 30, 2022, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The increase in the Company's total capital ratio at June 30, 2022 from December 31, 2021 was driven primarily by the issuance of $200 million in Tier 2 qualifying subordinated notes during March 2022. This debt issuance provided increased capacity for greater real estate lending and participation in the Company's stock repurchase program. The decline in the Tier 1 ratios reflects the impact of the stock repurchase program that was initiated in the second quarter of the current year. The increase in the leverage ratio was the result of Tier 1 capital growing at a faster rate than the average assets applied in the calculation. During 2020, the Company elected to apply the provisions of the CECL deferral transition in the determination of its risk-based capital ratios. At June 30, 2022, the impact of the application of this deferral transition provided an additional $9.8 million in Tier 1 capital and resulted in raising the common equity Tier 1 ratio by 10 basis points.

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

Tangible common equity remained at $1.1 billion for June 30, 2022 as compared to December 31, 2021. At June 30, 2022, the ratio of tangible common equity to tangible assets has decreased to 8.45% compared to 9.21% at December 31, 2021. The decrease in the tangible common equity ratio was caused by a combination of the 3% decline in tangible common equity during the first six months of 2022, the result of the $88.9 million increase in the accumulated other comprehensive loss and the 6% growth in tangible assets.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	June 30, 2022	December 31, 2021
Tangible common equity ratio:
Total stockholders' equity	$1,477,169	$1,519,679
Goodwill	(363,436)	(370,223)
Other intangible assets, net	(22,694)	(25,920)
Tangible common equity	$1,091,039	$1,123,536

Total assets	$13,303,009	$12,590,726
Goodwill	(363,436)	(370,223)
Other intangible assets, net	(22,694)	(25,920)
Tangible assets	$12,916,879	$12,194,583

Outstanding common shares	44,629,697	45,118,930

Tangible common equity ratio	8.45%	9.21%
Tangible book value per common share	$24.45	$24.90
Book value per common share	$33.10	$33.68

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

To control and manage credit risk, management has a credit process in place to reasonably ensure that credit standards are maintained along with an in-house loan administration, accompanied by various oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include monitoring the credit quality of the portfolio, providing early identification of potential problem credits and proactive management of problem credits.

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

The level of non-performing loans to total loans decreased to 0.40% at June 30, 2022 compared to 0.49% at December 31, 2021. Non-performing loans were $43.5 million at June 30, 2022 compared to $48.8 million at December 31, 2021. Loans placed on non-accrual during the current quarter amounted to $0.9 million compared to $1.5 million for the prior year quarter and $1.5 million for the first quarter of 2022. Loans greater than 90 days or more were $0.4 million compared to $0.6 million at December 31, 2021.

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

The Company typically sells the majority of its fixed-rate residential mortgage originations in the secondary mortgage market. Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of six to twelve months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period. Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.5 million for probable losses due to repurchases.

The Company periodically engages in whole loan sale transactions of its residential mortgage loans as a part its interest rate risk management strategy. There were no whole loan sales of mortgage loans from the portfolio during the current year.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights remained at $0.4 million at June 30, 2022 compared to December 31, 2021.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the periods indicated:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$11,245	$12,489
Commercial owner-occupied real estate	7,869	9,306
Commercial AD&C	1,353	650
Commercial business	7,542	8,420
Residential real estate:
Residential mortgage	7,305	8,441
Residential construction	1	55
Consumer	5,692	6,725
Total non-accrual loans	41,007	46,086

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	—	—
Residential real estate:
Residential mortgage	353	557
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	353	557

Restructured loans (accruing)	2,119	2,167
Total non-performing loans	43,479	48,810
Other real estate owned, net	739	1,034
Total non-performing assets	$44,218	$49,844

Non-accrual loans to total loans	0.38%	0.46%
Non-performing loans to total loans	0.40%	0.49%
Non-performing assets to total assets	0.33%	0.40%
Allowance for credit losses to non-accrual loans	277.20%	236.83%
Allowance for credit losses to non-performing loans	261.44%	223.61%

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

The provision for credit losses for the six months ended June 30, 2022 was $4.7 million as compared to a credit of $38.9 million for the same period in 2021. For the six months ended June 30, 2022, the provision for credit losses, compared to the prior year's credit to the provision, reflects the impact of the growth of the loan portfolio and the consideration of a potential recession, both of which exceeded the benefit to the provision derived from continued improvement in forecasted macroeconomic metrics. The credit to the provision for credit losses for the same period in 2021 predominantly reflected the results of the impact of the improved economic forecasts during the period.

At June 30, 2022, the allowance for credit losses was $113.7 million as compared to $109.1 million at December 31, 2021. The allowance for credit losses as a percent of total loans was 1.05% and 1.10% at June 30, 2022 and December 31, 2021, respectively. The allowance for credit losses represented 261% of non-performing loans at June 30, 2022 as compared to 224% at December 31, 2021. The allowance attributable to the commercial portfolio represented 1.15% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.58%. With respect to the total commercial portion of the allowance, 22% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 1.64%. The ratio of the allowance attributable to AD&C loans was 1.22% at the end of the current quarter, compared to 1.87% at December 31, 2021. This decline in the allowance ratio was predominantly the result of shorter weighted average remaining life of loans in this portfolio.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where the Company determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 46% of the total allowance being attributable to the historical performance of the portfolio while 54% of the allowance is attributable to the collective qualitative factors applied to determine the allowance.

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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $30.5 million, with individual allowances of $6.2 million against those loans at June 30, 2022.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Excluding the PPP loans, commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at both June 30, 2022 and at December 31, 2021, respectively. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

The following table presents an allocation of the allowance for credit losses by portfolio as of each period end. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate credit losses; however, the allocation does not restrict the usage of the allowance for any specific loan category.

(In thousands)	June 30, 2022		December 31, 2021
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$56,794	44.2%	$45,289	41.5%
Commercial owner-occupied real estate	10,784	16.4	11,687	17.0
Commercial AD&C	13,383	10.1	20,322	10.9
Commercial business	22,238	12.5	23,170	14.9
Total commercial	103,199	83.2	100,468	84.3
Residential real estate:
Residential mortgage	7,254	10.6	5,384	9.4
Residential construction	1,141	2.2	1,048	2.0
Consumer	2,076	4.0	2,245	4.3
Total residential and consumer	10,471	16.8	8,677	15.7
Total allowance	$113,670	100.0%	$109,145	100.0%

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2022	December 31, 2021
Balance, January 1	$109,145	$165,367
Provision/ (credit) for credit losses	4,681	(45,556)
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	—	(5,802)
Commercial owner-occupied real estate	—	(136)
Commercial AD&C	—	(2,007)
Commercial business	(507)	(4,069)
Residential real estate:
Residential mortgage	(131)	—
Residential construction	—	—
Consumer	(124)	(299)
Total charge-offs	(762)	(12,313)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	319	285
Commercial owner-occupied real estate	12	—
Commercial AD&C	—	—
Commercial business	65	565
Residential real estate:
Residential mortgage	20	410
Residential construction	5	5
Consumer	185	382
Total recoveries	606	1,647
Net charge-offs	(156)	(10,666)
Balance, period end	$113,670	$109,145

Annualized net charge-offs to average loans	0.00%	0.11%
Allowance for credit losses to loans	1.05%	1.10%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
June 30, 2022	2.91%	2.48%	1.98%	1.22%	-3.91%	N/A	N/A	N/A
December 31, 2021	8.61%	6.53%	4.80%	2.16%	N/A	N/A	N/A	N/A

As reflected in the table above, the measures of net interest income at risk at June 30, 2022 declined in every rising interest rate change scenario compared to December 31, 2021. As the table indicates, in each rising interest rate environment, net interest income sensitivity decreased compared to December 31, 2021. The change in the net interest income at risk is the result of a decrease in asset sensitivity due to the decrease in interest-bearing deposits with banks, recent loan growth at market rates and the increase in non-interest bearing deposits. The impact of those changes was further affected by the increase in short-term borrowings during the period. At June 30, 2022, all measures remained well within prescribed policy limits. The table also indicates that should the interest rate environment decline, net interest income would be reduced. This potential reduction in net interest income could occur because of the current low level of deposit rates and those rates being unable to reprice lower as current asset yields decline.

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
June 30, 2022	(15.43%)	(11.65%)	(7.66%)	(3.70%)	2.58%	N/A	N/A	N/A
December 31, 2021	(10.29%)	(6.18%)	(2.16%)	0.05%	N/A	N/A	N/A	N/A

Overall, the measure of the economic value of equity ("EVE") at risk increased in all of the rising rate scenarios from December 31, 2021 to June 30, 2022. The increase in the risk associated with EVE during the period was primarily the result of reduced asset market values of loans and investments driven by the increase in the interest rate environment during period.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2022.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits, to be a relatively stable funding source. Core deposits equaled 81% of total interest-earning assets at June 30, 2022. The Company’s growth and mortgage banking activities are also additional considerations when evaluating liquidity requirements. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At June 30, 2022, the Company’s liquidity and funds availability provides it with flexibility in funding loan demand and other liquidity demands.

The Company also has external sources of funds available that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the FHLB and the Federal Reserve Bank. At June 30, 2022, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.9 billion. FHLB availability based on pledged collateral at June 30, 2022, amounted to $3.1 billion, with $175.0 million outstanding against it. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $684.9 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2022. In addition, the Company had unsecured lines of credit with correspondent banks of $1.3 billion with $75.0 million outstanding at June 30, 2022. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2022.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of June 30, 2022, the Bank could have declared a dividend of up to $108.5 million to Bancorp. At June 30, 2022, Bancorp had liquid assets of $100.0 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Commercial real estate development and construction	$690,429	$621,725
Residential real estate-development and construction	821,951	885,806
Real estate-residential mortgage	36,783	54,072
Lines of credit, principally home equity and business lines	2,261,447	2,096,874
Standby letters of credit	77,094	70,642
Total commitments to extend credit and available credit lines	$3,887,704	$3,729,119

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

As of June 30, 2022, the total reserve for unfunded commitments was $0.3 million and is accounted for in other liabilities in the Condensed Consolidated Statements of Financial Condition. See Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. The Company repurchased 625,710 shares of its common stock at an average price of $39.93 during the quarter ended June 30, 2022. Under the current authorization common stock with a total value of up to $25.0 million remains available to be repurchased.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum value that may yet be purchased under the plans or programs
April 1, 2022 through April 30, 2022	—	—	—	$50,000,000
May 1, 2022 through May 31, 2022	333,409	$39.58	333,409	$36,796,816
June 1, 2022 through June 30, 2022	292,301	$40.34	292,301	$25,000,028

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

Date: August 5, 2022

By: /s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: August 5, 2022