Form 10-Q
period 2022-09-30
SANDY SPRING BANCORP INC
filed 2022-11-04
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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
The number of outstanding shares of common stock as of November 2, 2022

Common stock, $1.00 par value – 44,644,269 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Assets:
Cash and due from banks	$88,780	$65,630
Federal funds sold	213	312
Interest-bearing deposits with banks	169,815	354,078
Cash and cash equivalents	258,808	420,020
Residential mortgage loans held for sale (at fair value)	11,469	39,409
Investments held-to-maturity, at cost (fair value of $226,030)	265,648	—
Investments available-for-sale (at fair value)	1,244,335	1,465,896
Other investments, at cost	77,296	41,166
Total loans	11,218,813	9,967,091
Less: allowance for credit losses - loans	(128,268)	(109,145)
Net loans	11,090,545	9,857,946
Premises and equipment, net	64,703	59,685
Other real estate owned	739	1,034
Accrued interest receivable	37,074	34,349
Goodwill	363,436	370,223
Other intangible assets, net	21,262	25,920
Other assets	330,282	275,078
Total assets	$13,765,597	$12,590,726

Liabilities:
Noninterest-bearing deposits	$3,993,480	$3,779,630
Interest-bearing deposits	6,756,006	6,845,101
Total deposits	10,749,486	10,624,731
Securities sold under retail repurchase agreements and federal funds purchased	206,287	141,086
Advances from FHLB	840,000	—
Subordinated debt	370,056	172,712
Total borrowings	1,416,343	313,798
Accrued interest payable and other liabilities	147,906	132,518
Total liabilities	12,313,735	11,071,047

Stockholders' equity:
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
44,644,269 and 45,118,930 at September 30, 2022 and December 31, 2021, respectively	44,644	45,119
Additional paid in capital	732,239	751,072
Retained earnings	818,049	732,027
Accumulated other comprehensive loss	(143,070)	(8,539)
Total stockholders' equity	1,451,862	1,519,679
Total liabilities and stockholders' equity	$13,765,597	$12,590,726

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$121,327	$104,384	$327,042	$319,563
Interest on loans held for sale	161	379	504	1,465
Interest on deposits with banks	774	302	1,245	395
Interest and dividends on investment securities:
Taxable	5,735	3,958	14,472	12,230
Tax-advantaged	2,422	2,106	7,100	6,560
Interest on federal funds sold	3	—	4	—
Total interest income	130,422	111,129	350,367	340,213
Interest expense:
Interest on deposits	9,490	3,521	15,578	12,202
Interest on retail repurchase agreements and federal funds purchased	977	43	1,232	139
Interest on advances from FHLB	3,049	—	3,066	2,649
Interest on subordinated debt	3,946	961	10,130	5,973
Total interest expense	17,462	4,525	30,006	20,963
Net interest income	112,960	106,604	320,361	319,250
Provision/ (credit) for credit losses	18,890	(8,229)	23,571	(47,141)
Net interest income after provision/ (credit) for credit losses	94,070	114,833	296,790	366,391
Non-interest income:
Investment securities gains	2	49	48	178
Gain/ (loss) on disposal of assets	(183)	—	16,516	—
Service charges on deposit accounts	2,591	2,108	7,384	5,936
Mortgage banking activities	1,566	4,942	5,347	20,887
Wealth management income	8,867	9,392	27,302	27,243
Insurance agency commissions	—	2,285	2,927	5,685
Income from bank owned life insurance	693	818	2,191	2,203
Bank card fees	438	1,775	3,916	5,078
Other income	2,908	3,025	7,091	12,309
Total non-interest income	16,882	24,394	72,722	79,519
Non-interest expense:
Salaries and employee benefits	40,126	38,653	119,049	114,295
Occupancy expense of premises	4,759	5,728	14,527	16,712
Equipment expense	3,825	3,214	10,920	9,456
Marketing	1,370	1,376	3,843	3,640
Outside data services	2,509	2,317	7,492	6,860
FDIC insurance	1,268	361	3,330	3,303
Amortization of intangible assets	1,432	1,635	4,406	4,991
Merger, acquisition and disposal expense	1	—	1,068	45
Professional fees and services	2,207	3,031	6,596	7,927
Other expenses	8,283	6,866	21,687	27,100
Total non-interest expense	65,780	63,181	192,918	194,329
Income before income tax expense	45,172	76,046	176,594	251,581
Income tax expense	11,588	19,070	44,275	61,878
Net income	$33,584	$56,976	$132,319	$189,703

Per share information:
Basic net income per common share	$0.75	$1.21	$2.93	$4.00
Diluted net income per common share	$0.75	$1.20	$2.92	$3.98
Dividends declared per share	$0.34	$0.32	$1.02	$0.96

The accompanying notes are an integral part of these statements

ANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS) – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Net income	$33,584	$56,976	$132,319	$189,703
Other comprehensive loss:
Investments available-for-sale:
Net change in unrealized losses on investments available-for-sale	(61,726)	(8,183)	(166,506)	(27,149)
Related income tax expense	15,551	2,073	42,409	6,931
Net investment gains reclassified into earnings	(2)	(49)	(48)	(178)
Related income tax expense/ (benefit)	—	12	12	45
Net effect on other comprehensive loss	(46,177)	(6,147)	(124,133)	(20,351)

Investments held-to-maturity:
Net change in unrealized loss	613	—	(14,514)	—
Related income tax expense/ (benefit)	(181)	—	3,697	—
Net effect on other comprehensive loss	432	—	(10,817)	—

Defined benefit pension plan:
Net change of unrealized loss	196	228	587	682
Related income tax benefit	(68)	(41)	(168)	(162)
Net effect on other comprehensive loss	128	187	419	520
Total other comprehensive loss	(45,617)	(5,960)	(134,531)	(19,831)
Comprehensive income/ (loss)	$(12,033)	$51,016	$(2,212)	$169,872

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at July 1, 2022	$44,630	$730,285	$799,707	$(97,453)	$1,477,169
Net income	—	—	33,584	—	33,584
Other comprehensive loss, net of tax	—	—	—	(45,617)	(45,617)
Total comprehensive loss					(12,033)
Common stock dividends - $0.34 per share	—	—	(15,242)	—	(15,242)
Stock compensation expense	—	1,561	—	—	1,561
Common stock issued pursuant to:
Stock option plan - 2,342 shares	3	33	—	—	36
Employee stock purchase plan - 10,422 shares	10	397	—	—	407
Restricted stock vesting, net of tax withholding - 1,808 shares	1	(37)	—	—	(36)
Balances at September 30, 2022	$44,644	$732,239	$818,049	$(143,070)	$1,451,862

Balances at July 1, 2021	$47,313	$850,555	$659,578	$4,834	$1,562,280
Net income	—	—	56,976	—	56,976
Other comprehensive loss, net of tax	—	—	—	(5,960)	(5,960)
Total comprehensive income					51,016
Common stock dividends - $0.32 per share	—	—	(15,253)	—	(15,253)
Stock compensation expense	—	1,331	—	—	1,331
Common stock issued pursuant to:
Stock option plan - 53,079 shares	53	514	—	—	567
Employee stock purchase plan - 11,010 shares	11	468	—	—	479
Restricted stock vesting, net of tax withholding- 3,831 shares	4	(43)	—	—	(39)
Repurchase of common stock - 1,261,828 shares	(1,262)	(53,059)	—	—	(54,321)
Balances at September 30, 2021	$46,119	$799,766	$701,301	$(1,126)	$1,546,060

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2022	$45,119	$751,072	$732,027	$(8,539)	$1,519,679
Net income	—	—	132,319	—	132,319
Other comprehensive loss, net of tax	—	—	—	(134,531)	(134,531)
Total comprehensive loss					(2,212)
Common stock dividends - $1.02 per share	—	—	(46,297)	—	(46,297)
Stock compensation expense	—	6,211	—	—	6,211
Common stock issued pursuant to:
Stock option plan - 12,703 shares	13	263	—	—	276
Employee stock purchase plan - 32,627 shares	32	1,305	—	—	1,337
Restricted stock vesting, net of tax withholding - 105,719 shares	105	(2,250)	—	—	(2,145)
Repurchase of common stock - 625,710 shares	(625)	(24,362)	—	—	(24,987)
Balances at September 30, 2022	$44,644	$732,239	$818,049	$(143,070)	$1,451,862

Balances at January 1, 2021	$47,057	$846,922	$557,271	$18,705	$1,469,955
Net income	—	—	189,703	—	189,703
Other comprehensive loss, net of tax	—	—	—	(19,831)	(19,831)
Total comprehensive income					169,872
Common stock dividends - $0.96 per share	—	—	(45,673)	—	(45,673)
Stock compensation expense	—	3,640	—	—	3,640
Common stock issued pursuant to:
Stock option plan - 193,602 shares	193	2,390	—	—	2,583
Employee stock purchase plan - 48,685 shares	49	1,532	—	—	1,581
Restricted stock vesting, net of tax withholding - 81,838 shares	82	(1,659)	—	—	(1,577)
Repurchase of common stock - 1,261,828 shares	(1,262)	(53,059)	—	—	(54,321)
Balances at September 30, 2021	$46,119	$799,766	$701,301	$(1,126)	$1,546,060

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Operating activities:
Net income	$132,319	$189,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,926	10,777
Provision/ (credit) for credit losses	23,571	(47,141)
Share based compensation expense	6,211	3,640
Gain on disposal of assets	(16,516)	—
Deferred income tax/ (benefit)	(6,493)	12,280
Origination of loans held for sale	(296,464)	(1,211,421)
Proceeds from sales of loans held for sale	330,643	1,272,148
Gains on sales of loans held for sale	(6,239)	(27,111)
Losses on sale of other real estate owned	24	237
Investment securities gains	(48)	(178)
Tax benefit associated with share based compensation	(632)	1,316
Net (increase)/ decrease in accrued interest receivable	(2,725)	10,212
Net increase in other assets	(1,221)	(39,456)
Net increase/ (decrease) accrued expenses and other liabilities	2,377	(22,402)
Other, net	(3,301)	1,026
Net cash provided by operating activities	170,432	153,630
Investing activities:
Sales/ (purchases) of other investments	(36,131)	24,663
Purchases of investments available-for-sale	(447,070)	(708,727)
Proceeds from sales of investment available-for-sale	1,261	360,945
Proceeds from maturities, calls and principal payments of investments available-for-sale	196,121	264,461
Proceeds from maturities, calls and principal payments of investments held-to-maturity	25,149	—
Net (increase)/ decrease in loans	(1,244,402)	696,399
Proceeds from the sales of other real estate owned	271	620
Proceeds from sale of business activity, net	23,821	—
Expenditures for premises and equipment	(10,566)	(7,114)
Net cash provided by/ (used in) investing activities	(1,491,546)	631,247
Financing activities:
Net increase in deposits	126,348	957,888
Net increase/ (decrease) in in retail repurchase agreements and federal funds purchased	65,201	(395,653)
Proceeds from FHLB advances	1,716,625	—
Repayment of FHLB advances	(876,625)	(379,075)
Proceeds from issuance of subordinated debt	200,000	—
Retirement of subordinated debt	—	(53,000)
Proceeds from issuance of common stock	1,783	4,164
Stock tendered for payment of withholding taxes	(2,315)	(1,577)
Repurchase of common stock	(24,987)	(54,321)
Cash dividends paid	(46,128)	(45,673)
Net cash provided by financing activities	1,159,902	32,753
Net increase/ (decrease) in cash and cash equivalents	(161,212)	817,630
Cash and cash equivalents at beginning of period	420,020	297,003
Cash and cash equivalents at end of period	$258,808	$1,114,633

Supplemental disclosures:
Interest payments	$27,631	$31,173
Income tax payments, net of refunds of $966 and $2,673 in 2022 and 2021, respectively	42,414	58,348
Transfers from loans to other real estate owned	—	295

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

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determines that a foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When a repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When the repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the collateral’s appraised value, less estimated costs to sell. Third-party appraisals used in the individual reserve assessment are conducted at least annually with underlying assumptions that are reviewed by management. Third-party appraisals may be obtained on a more frequent basis if deemed necessary. Internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s remaining life. The Company may receive updated appraisals which contradict the preliminary determination of fair value used to establish an individual allowance on a loan. In these instances the individual allowance is adjusted to reflect the Company’s evaluation of the updated appraised fair value. In the event a loss was previously confirmed and the loan was charged down to the estimated fair value based on a previous appraisal, the balance of partially charged-off loans are not subsequently increased, but could be further decreased depending on the direction of the change in fair value. Payments on fully or partially charged-off loans are accounted for under the cost-recovery method. Under this method, all payments received are applied on a cash basis to reduce the entire outstanding principal balance, then to recognize a recovery of all previously charged-off amounts before any interest income may be recognized. Based on the individual reserve assessment, if the Company determines that the fair value of the collateral is less than the amortized cost basis of the loan, an individual allowance will be established measured as the difference between the fair value of the collateral (less costs to sell) and the amortized cost basis of the loan. Once a loss has been confirmed, the loan is charged-down to its estimated fair value.

Large groups of smaller non-accrual homogeneous loans are not individually evaluated for allowance and include residential permanent and construction mortgages and consumer installment loans. These portfolios are reserved for on a collective basis using historical loss rates of similar loans over the weighted average life of each pool.

Unfunded lending commitments are reviewed to determine if they are considered unconditionally cancellable. The Company establishes reserves for unfunded commitments that do not meet that criteria as a liability in the Condensed Consolidated Statements of Condition. Changes to the liability are recorded through the provision for credit losses in the Condensed Consolidated Statements of Income. The establishment of the reserves for unfunded commitments considers both the likelihood that the funding will occur and an estimate of the expected credit losses over the life of the respective commitments.

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

The amortized cost and estimated fair values of investments available-for-sale and held-to-maturity at the dates indicated are presented in the following table:

	September 30, 2022				December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
U.S. treasuries and government agencies	$100,740	$—	$(7,935)	$92,805	$68,487	$202	$(150)	$68,539
State and municipal	342,492	5	(65,558)	276,939	323,286	6,561	(3,445)	326,402
Mortgage-backed and asset-backed	968,111	94	(93,614)	874,591	1,074,577	8,203	(11,825)	1,070,955
Total available-for-sale debt securities	$1,411,343	$99	$(167,107)	$1,244,335	$1,466,350	$14,966	$(15,420)	$1,465,896
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	265,648	—	(39,618)	226,030	—	—	—	—
Total held-to-maturity debt securities	$265,648	$—	$(39,618)	$226,030	$—	$—	$—	$—
Total debt securities	$1,676,991	$99	$(206,725)	$1,470,365	$1,466,350	$14,966	$(15,420)	$1,465,896

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at September 30, 2022 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at September 30, 2022. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

The available-for-sale and held-to-maturity mortgage-backed securities portfolio at September 30, 2022 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($503.3 million), GNMA, FNMA or FHLMC mortgage-backed securities ($686.8 million) or SBA asset-backed securities ($43.7 million).

Gross unrealized losses and fair value by length of time that the individual available-for-sale debt securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	September 30, 2022
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$88,079	$7,672	$4,724	$263	$92,803	$7,935
State and municipal	160	222,651	42,761	52,441	22,797	275,092	65,558
Mortgage-backed and asset-backed	328	635,793	61,543	214,757	32,071	850,550	93,614
Total	498	$946,523	$111,976	$271,922	$55,131	$1,218,445	$167,107

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	5	$49,695	$150	$—	$—	$49,695	$150
State and municipal	32	63,206	2,288	21,740	1,157	84,946	3,445
Mortgage-backed and asset-backed	104	665,813	10,145	37,857	1,680	703,670	11,825
Total	141	$778,714	$12,583	$59,597	$2,837	$838,311	$15,420

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

	September 30, 2022		December 31, 2021
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Available-for-sale debt securities
U.S. treasuries and government agencies:
One year or less	$—	$—	$12,029	$11,995
One to five years	92,805	100,740	56,510	56,492
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	4,297	4,306	12,821	12,709
One to five years	68,727	71,754	27,408	26,637
Five to ten years	31,787	37,090	42,960	42,661
After ten years	172,128	229,342	243,213	241,279
Mortgage-backed and asset-backed:
One year or less	5,602	5,639	9,272	9,239
One to five years	48,806	50,257	14,752	14,575
Five to ten years	318,785	353,118	388,918	390,569
After ten years	501,398	559,097	658,013	660,194
Total available-for-sale debt securities	$1,244,335	$1,411,343	$1,465,896	$1,466,350

	September 30, 2022		December 31, 2021
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Held-to-maturity debt securities
Mortgage-backed and asset-backed:
One year or less	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	36,205	40,229	—	—
After ten years	189,825	225,419	—	—
Total held-to-maturity debt securities	$226,030	$265,648	$—	$—

At September 30, 2022 and December 31, 2021, available-for-sale and held-to-maturity debt securities with a book value of $549.7 million and $531.6 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2022 and December 31, 2021.

Other investments
Other investments are presented in the following table:

(In thousands)	September 30, 2022	December 31, 2021
Federal Reserve Bank stock, at cost	$38,826	$34,097
Federal Home Loan Bank of Atlanta stock, at cost	37,793	6,392
Other	677	677
Other investments	$77,296	$41,166

NOTE 3 – LOANS
Outstanding loan balances at September 30, 2022 and December 31, 2021, are net of unearned income, including net deferred loan fees of $11.8 million and $14.3 million, respectively. Net deferred loan fees at September 30, 2022 and December 31, 2021, includes $0.4 million and $4.6 million, respectively, related to the loans originated under the Paycheck Protection Program (“PPP”).

The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2022	December 31, 2021
Commercial real estate:
Commercial investor real estate	$5,066,843	$4,141,346
Commercial owner-occupied real estate	1,743,724	1,690,881
Commercial AD&C	1,143,783	1,088,094
Commercial business	1,393,634	1,481,834
Total commercial loans	9,347,984	8,402,155
Residential real estate:
Residential mortgage	1,218,552	937,570
Residential construction	229,243	197,652
Consumer	423,034	429,714
Total residential and consumer loans	1,870,829	1,564,936
Total loans	$11,218,813	$9,967,091

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

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
Summary information on the allowance for credit losses on loans for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Balance at beginning of period	$109,145	$165,367
Provision/ (credit) for credit losses - loans (1)	18,773	(47,141)
Loan charge-offs	(1,029)	(11,496)
Loan recoveries	1,379	1,190
Net charge-offs	350	(10,306)
Balance at period end	$128,268	$107,920
 (1) Excludes the total provision expense on unfunded loan commitments for nine months ended September 30, 2022 of $4.8 million.

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	September 30, 2022	December 31, 2021
Collateral dependent loans individually evaluated for credit loss with an allowance	$9,022	$9,510
Collateral dependent loans individually evaluated for credit loss without an allowance	20,926	24,024
Total individually evaluated collateral dependent loans	$29,948	$33,534

Allowance for credit losses related to loans evaluated individually	$6,548	$6,593
Allowance for credit losses related to loans evaluated collectively	121,720	102,552
Total allowance for credit losses - loans	$128,268	$109,145

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2022
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145
Provision/ (credit) for credit losses - loans	18,561	(610)	(3,475)	1,586	2,782	170	(241)	18,773
Charge-offs	—	—	—	(716)	(130)	—	(183)	(1,029)
Recoveries	319	22	—	786	27	8	217	1,379
Net recoveries (charge-offs)	319	22	—	70	(103)	8	34	350
Balance at end of period	$64,169	$11,099	$16,847	$24,826	$8,063	$1,226	$2,038	$128,268

Total loans	$5,066,843	$1,743,724	$1,143,783	$1,393,634	$1,218,552	$229,243	$423,034	$11,218,813
Allowance for credit losses on loans to total loans ratio	1.27%	0.64%	1.47%	1.78%	0.66%	0.53%	0.48%	1.14%

Average loans	$4,546,440	$1,722,522	$1,104,901	$1,344,608	$1,071,634	$217,978	$422,941	$10,431,024
Annualized net charge-offs/ (recoveries) to average loans	(0.01)%	—%	—%	(0.01)%	0.01%	—%	(0.01)%	—%

Balance of loans individually evaluated for credit loss	$14,038	$6,294	$—	$7,769	$1,506	$—	$341	$29,948
Allowance related to loans evaluated individually	$134	$1,122	$—	$5,292	$—	$—	$—	$6,548
Individual allowance to loans evaluated individually ratio	0.95%	17.83%	—%	68.12%	—%	—%	—%	21.86%

Balance of loans collectively evaluated for credit loss	$5,052,805	$1,737,430	$1,143,783	$1,385,865	$1,217,046	$229,243	$422,693	$11,188,865
Allowance related to loans evaluated collectively	$64,035	$9,977	$16,847	$19,534	$8,063	$1,226	$2,038	$121,720
Collective allowance to loans evaluated collectively ratio	1.27%	0.57%	1.47%	1.41%	0.66%	0.53%	0.48%	1.09%

	For the Year Ended December 31, 2021
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367
Provision for credit losses - loans	(6,598)	(8,238)	172	(20,132)	(6,321)	(459)	(3,980)	(45,556)
Charge-offs	(5,802)	(136)	(2,007)	(4,069)	—	—	(299)	(12,313)
Recoveries	285	—	—	565	410	5	382	1,647
Net recoveries (charge-offs)	(5,517)	(136)	(2,007)	(3,504)	410	5	83	(10,666)
Balance at end of period	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145

Total loans	$4,141,346	$1,690,881	$1,088,094	$1,481,834	$937,570	$197,652	$429,714	$9,967,091
Allowance for credit losses on loans to total loans ratio	1.09%	0.69%	1.87%	1.56%	0.57%	0.53%	0.52%	1.10%

Average loans	$3,689,769	$1,661,015	$1,110,420	$1,952,537	$979,754	$178,171	$463,200	$10,034,866
Net charge-offs/ (recoveries) to average loans	0.15%	0.01%	0.18%	0.18%	(0.04)%	—%	(0.02)%	0.11%

Balance of loans individually evaluated for credit loss	$12,489	$9,306	$650	$9,033	$1,704	$—	$352	$33,534
Allowance related to loans evaluated individually	$213	$79	$504	$5,797	$—	$—	$—	$6,593
Individual allowance to loans evaluated individually ratio	1.71%	0.85%	77.54%	64.18%	—%	—%	—%	19.66%

Balance of loans collectively evaluated for credit loss	$4,128,857	$1,681,575	$1,087,444	$1,472,801	$935,866	$197,652	$429,362	$9,933,557
Allowance related to loans evaluated collectively	$45,076	$11,608	$19,818	$17,373	$5,384	$1,048	$2,245	$102,552
Collective allowance to loans evaluated collectively ratio	1.09%	0.69%	1.82%	1.18%	0.58%	0.53%	0.52%	1.03%

The following tables present collateral dependent loans individually evaluated for credit loss with the associated allowances for credit losses by the applicable portfolio segment and for the periods indicated:

	September 30, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$554	$1,850	$—	$3,016	$—	$—	$—	$5,420
Restructured accruing	—	—	—	571	—	—	—	571
Restructured non-accruing	—	—	—	3,031	—	—	—	3,031
Balance	$554	$1,850	$—	$6,618	$—	$—	$—	$9,022

Allowance	$134	$1,122	$—	$5,292	$—	$—	$—	$6,548

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$6,053	$479	$—	$362	$—	$—	$—	$6,894
Restructured accruing	—	—	—	—	1,506	—	—	1,506
Restructured non-accruing	7,431	3,965	—	789	—	—	341	12,526
Balance	$13,484	$4,444	$—	$1,151	$1,506	$—	$341	$20,926

Total individually evaluated loans:
Non-accruing	$6,607	$2,329	$—	$3,378	$—	$—	$—	$12,314
Restructured accruing	—	—	—	571	1,506	—	—	2,077
Restructured non-accruing	7,431	3,965	—	3,820	—	—	341	15,557
Balance	$14,038	$6,294	$—	$7,769	$1,506	$—	$341	$29,948

Total unpaid contractual principal balance	$14,849	$7,747	$—	$9,359	$1,506	$—	$364	$33,825

	December 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for credit loss with an allowance:
Non-accruing	$808	$79	$650	$4,849	$—	$—	$—	$6,386
Restructured accruing	—	—	—	613	—	—	—	613
Restructured non-accruing	336	—	—	2,175	—	—	—	2,511
Balance	$1,144	$79	$650	$7,637	$—	$—	$—	$9,510

Allowance	$213	$79	$504	$5,797	$—	$—	$—	$6,593

Loans individually evaluated for credit loss without an allowance:
Non-accruing	$3,498	$4,775	$—	$434	$—	$—	$—	$8,707
Restructured accruing	—	—	—	—	1,554	—	—	1,554
Restructured non-accruing	7,847	4,452	—	962	150	—	352	13,763
Balance	$11,345	$9,227	$—	$1,396	$1,704	$—	$352	$24,024

Total individually evaluated loans:
Non-accruing	$4,306	$4,854	$650	$5,283	$—	$—	$—	$15,093
Restructured accruing	—	—	—	613	1,554	—	—	2,167
Restructured non-accruing	8,183	4,452	—	3,137	150	—	352	16,274
Balance	$12,489	$9,306	$650	$9,033	$1,704	$—	$352	$33,534

Total unpaid contractual principal balance	$12,857	$11,132	$695	$10,573	$2,778	$—	$364	$38,399

The following tables present average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	For the Nine Months Ended September 30, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$12,379	$7,888	$771	$7,879	$7,852	$27	$5,999	$42,795
Contractual interest income due on non- accrual loans during the period	$609	$301	$—	$389	$260	$—	$243	$1,802

	For the Year Ended December 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$31,590	$9,444	$9,236	$12,678	$9,439	$36	$7,369	$79,792
Contractual interest income due on non- accrual loans during the period	$2,169	$555	$597	$1,096	$271	$2	$402	$5,092

There was no interest income recognized on non-accrual loans during the nine months ended September 30, 2022. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the nine months ended September 30, 2022 new loans placed on non-accrual status totaled $6.7 million and the related amount of reversed uncollected accrued interest was $0.1 million.

Credit Quality
The following section provides information on the credit quality of the loan portfolio for the periods indicated below:

	For the Nine Months Ended September 30, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086
Loans placed on non-accrual	2,922	453	—	1,229	1,454	—	605	6,663
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(677)	(132)	—	(29)	(838)
Net payments or draws	(1,373)	(2,519)	(650)	(1,774)	(1,420)	(55)	(1,739)	(9,530)
Non-accrual loans brought current	—	(946)	—	—	(829)	—	(389)	(2,164)
Balance at end of period	$14,038	$6,294	$—	$7,198	$7,514	$—	$5,173	$40,217

	For the Year Ended December 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
Loans placed on non-accrual	699	3,676	49	1,339	695	62	1,626	8,146
Non-accrual balances transferred to OREO	—	(257)	—	—	—	—	—	(257)
Non-accrual balances charged-off	(5,803)	(136)	(2,007)	(3,547)	—	—	(100)	(11,593)
Net payments or draws	(26,813)	(5,538)	(12,436)	(12,305)	(2,406)	(7)	(1,725)	(61,230)
Non-accrual loans brought current	(821)	—	—	—	(60)	—	(460)	(1,341)
Balance at end of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086

	September 30, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$5,033,645	$1,729,541	$1,138,204	$1,383,499	$1,195,498	$227,881	$415,339	$11,123,607
30-59 days	15,615	1,859	2,725	139	9,251	1,362	2,327	33,278
60-89 days	3,545	6,030	2,854	261	4,616	—	161	17,467
Total performing loans	5,052,805	1,737,430	1,143,783	1,383,899	1,209,365	229,243	417,827	11,174,352
Non-performing loans:
Non-accrual loans	14,038	6,294	—	7,198	7,514	—	5,173	40,217
Loans greater than 90 days past due	—	—	—	1,966	167	—	34	2,167
Restructured loans	—	—	—	571	1,506	—	—	2,077
Total non-performing loans	14,038	6,294	—	9,735	9,187	—	5,207	44,461
Total loans	$5,066,843	$1,743,724	$1,143,783	$1,393,634	$1,218,552	$229,243	$423,034	$11,218,813

	December 31, 2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$4,127,009	$1,680,635	$1,085,642	$1,471,669	$919,199	$197,597	$419,558	$9,901,309
30-59 days	1,656	86	1,802	753	5,157	—	3,021	12,475
60-89 days	192	854	—	379	2,662	—	410	4,497
Total performing loans	4,128,857	1,681,575	1,087,444	1,472,801	927,018	197,597	422,989	9,918,281
Non-performing loans:
Non-accrual loans	12,489	9,306	650	8,420	8,441	55	6,725	46,086
Loans greater than 90 days past due	—	—	—	—	557	—	—	557
Restructured loans	—	—	—	613	1,554	—	—	2,167
Total non-performing loans	12,489	9,306	650	9,033	10,552	55	6,725	48,810
Total loans	$4,141,346	$1,690,881	$1,088,094	$1,481,834	$937,570	$197,652	$429,714	$9,967,091

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

The following table provides information about credit quality indicators by the year of origination as of September 30, 2022:

	September 30, 2022
	Term Loans by Origination Year						Revolving
(In thousands)	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial Investor R/E:
Pass	$1,381,369	$1,273,121	$672,407	$553,928	$311,952	$781,407	$16,657	$4,990,841
Special Mention	22,470	17,199	2,738	95	804	5,355	—	48,661
Substandard	10,859	2,210	—	2,256	8,133	3,883	—	27,341
Doubtful	—	—	—	—	—	—	—	—
Total	$1,414,698	$1,292,530	$675,145	$556,279	$320,889	$790,645	$16,657	$5,066,843
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$340,349	$326,010	$233,459	$260,539	$148,150	$402,013	$900	$1,711,420
Special Mention	5,587	—	916	622	2,090	6,753	—	15,968
Substandard	1,723	163	754	7,946	2,496	3,254	—	16,336
Doubtful	—	—	—	—	—	—	—	—
Total	$347,659	$326,173	$235,129	$269,107	$152,736	$412,020	$900	$1,743,724
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$231,277	$424,256	$167,110	$88,831	$57,611	$—	$172,830	$1,141,915
Special Mention	—	1,073	—	—	—	—	795	1,868
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$231,277	$425,329	$167,110	$88,831	$57,611	$—	$173,625	$1,143,783
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$250,297	$232,246	$105,358	$111,407	$82,473	$82,304	$491,495	$1,355,580
Special Mention	107	493	1,188	8,770	1,032	736	14,006	26,332
Substandard	2,133	1,795	1,289	2,162	591	2,321	1,431	11,722
Doubtful	—	—	—	—	—	—	—	—
Total	$252,537	$234,534	$107,835	$122,339	$84,096	$85,361	$506,932	$1,393,634
Current period gross charge-offs	$174	$—	$—	$—	$138	$404	$—	$716

Residential Mortgage:
Beacon score:
660-850	$293,717	$292,392	$167,273	$44,299	$56,623	$271,371	$—	$1,125,675
600-659	4,876	15,609	2,695	2,820	3,878	26,061	—	55,939
540-599	1,501	1,914	1,251	1,786	2,538	6,504	—	15,494
less than 540	1,081	3,937	2,390	1,788	1,750	10,498	—	21,444
Total	$301,175	$313,852	$173,609	$50,693	$64,789	$314,434	$—	$1,218,552
Current period gross charge-offs	$—	$—	$—	$—	$—	$130	$—	$130

Residential Construction:
Beacon score:
660-850	$99,230	$106,230	$17,328	$1,683	$1,432	$1,161	$—	$227,064
600-659	—	1,595	—	—	—	—	—	1,595
540-599	—	—	—	—	—	—	—	—
less than 540	584	—	—	—	—	—	—	584
Total	$99,814	$107,825	$17,328	$1,683	$1,432	$1,161	$—	$229,243
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$3,526	$2,565	$1,288	$2,088	$2,663	$24,438	$350,546	$387,114
600-659	575	319	32	331	333	5,009	12,360	18,959
540-599	36	63	26	509	109	3,294	3,770	7,807
less than 540	133	106	41	170	373	3,166	5,165	9,154
Total	$4,270	$3,053	$1,387	$3,098	$3,478	$35,907	$371,841	$423,034
Current period gross charge-offs	$—	$5	$15	$—	$13	$16	$134	$183

Total loans	$2,651,430	$2,703,296	$1,377,543	$1,092,030	$685,031	$1,639,528	$1,069,955	$11,218,813

 The following table provides information about credit quality indicators by the year of origination as of December 31, 2021:

	December 31, 2021
	Term Loans by Origination Year						Revolving
(In thousands)	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial Investor R/E:
Pass	$1,391,969	$748,236	$616,761	$357,640	$328,327	$633,913	$19,239	$4,096,085
Special Mention	2,210	510	4,646	596	2,204	10,438	—	20,604
Substandard	807	336	4,308	8,568	10,064	574	—	24,657
Doubtful	—	—	—	—	—	—	—	—
Total	$1,394,986	$749,082	$625,715	$366,804	$340,595	$644,925	$19,239	$4,141,346
Current period gross charge-offs	$—	$—	$—	$903	$3,975	$924	$—	$5,802

Commercial Owner-Occupied R/E:
Pass	$360,169	$254,350	$319,348	$178,416	$172,354	$363,685	$1,149	$1,649,471
Special Mention	156	1,476	4,388	9,035	4,456	9,106	—	28,617
Substandard	1,968	1,800	4,028	2,265	354	2,378	—	12,793
Doubtful	—	—	—	—	—	—	—	—
Total	$362,293	$257,626	$327,764	$189,716	$177,164	$375,169	$1,149	$1,690,881
Current period gross charge-offs	$—	$—	$—	$136	$—	$—	$—	$136

Commercial AD&C:
Pass	$454,207	$226,332	$148,260	$87,934	$13,938	$—	$152,896	$1,083,567
Special Mention	2,888	—	—	—	—	—	989	3,877
Substandard	349	—	301	—	—	—	—	650
Doubtful	—	—	—	—	—	—	—	—
Total	$457,444	$226,332	$148,561	$87,934	$13,938	$—	$153,885	$1,088,094
Current period gross charge-offs	$—	$—	$—	$—	$2,007	$—	$—	$2,007

Commercial Business:
Pass	$403,871	$165,194	$137,069	$96,800	$55,100	$53,764	$533,893	$1,445,691
Special Mention	220	1,998	7,030	1,701	548	577	9,212	21,286
Substandard	3,777	3,262	2,609	797	811	2,065	1,536	14,857
Doubtful	—	—	—	—	—	—	—	—
Total	$407,868	$170,454	$146,708	$99,298	$56,459	$56,406	$544,641	$1,481,834
Current period gross charge-offs	$—	$—	$88	$1,674	$46	$2,236	$25	$4,069

Residential Mortgage:
Beacon score:
660-850	$246,612	$165,623	$46,925	$65,865	$102,628	$223,420	$—	$851,073
600-659	11,102	3,285	3,583	4,255	4,645	20,052	—	46,922
540-599	1,472	1,864	2,162	4,522	1,599	8,201	—	19,820
less than 540	452	4,293	1,575	1,829	2,079	9,527	—	19,755
Total	$259,638	$175,065	$54,245	$76,471	$110,951	$261,200	$—	$937,570
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Construction:
Beacon score:
660-850	$134,335	$45,890	$8,063	$2,078	$1,347	$1,160	$—	$192,873
600-659	1,922	—	650	—	—	—	—	2,572
540-599	—	—	—	—	—	462	—	462
less than 540	1,745	—	—	—	—	—	—	1,745
Total	$138,002	$45,890	$8,713	$2,078	$1,347	$1,622	$—	$197,652
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$3,179	$1,393	$3,130	$3,060	$1,648	$26,156	$350,466	$389,032
600-659	352	123	324	716	430	4,906	14,119	20,970
540-599	58	8	311	160	89	2,809	4,926	8,361
less than 540	88	58	536	544	98	3,101	6,926	11,351
Total	$3,677	$1,582	$4,301	$4,480	$2,265	$36,972	$376,437	$429,714
Current period gross charge-offs	$—	$—	$7	$2	$—	$106	$184	$299

Total loans	$3,023,908	$1,626,031	$1,316,007	$826,781	$702,719	$1,376,294	$1,095,351	$9,967,091

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Nine Months Ended September 30, 2022
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$32	$—	$32
Restructured non-accruing	—	—	—	1,200	—	1,200
Balance	$—	$—	$—	$1,232	$—	$1,232

Individual allowance	$—	$—	$—	$1,200	$—	$1,200

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2021
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$—	$—	$—
Restructured non-accruing	9,594	3,157	—	1,824	—	14,575
Balance	$9,594	$3,157	$—	$1,824	$—	$14,575

Individual allowance	$—	$—	$—	$461	$—	$461

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

During the nine months ended September 30, 2022, the Company restructured $1.2 million in loans that were designated as TDRs. TDR loans are subject to periodic credit reviews to determine the necessity and appropriateness of an individual credit loss allowance based on the collectability of the recorded investment in the TDR loan. Loans restructured as TDRs during the nine months ended September 30, 2022 had individual reserves of $1.2 million at September 30, 2022. For the year ended December 31, 2021, the Company restructured $14.6 million in loans. Loans restructured as TDRs during 2021 had individual reserves of $0.5 million at December 31, 2021. During both the nine months ended September 30, 2022 and the year ended December 31, 2021 TDR modifications consisted principally of interest rate concessions, term extensions and did not result in the reduction of the recorded investment in the associated loan balances. The commitments to lend additional funds on loans that have been restructured at September 30, 2022 and December 31, 2021 were not significant.

Other Real Estate Owned
Other real estate owned ("OREO") totaled $0.7 million and $1.0 million at September 30, 2022 and December 31, 2021, respectively. There were seven consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2022 with the total amount of $2.0 million.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The amount of goodwill by reportable segment is presented in the following table:

(In thousands)	Community Banking	Insurance	Investment Management	Total
Balances at December 31, 2021	$331,689	$6,787	$31,747	$370,223
Disposal of subsidiary's assets	—	(6,787)	—	(6,787)
Balances at September 30, 2022	$331,689	$—	$31,747	$363,436

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	September 30, 2022			Weighted Average Remaining Life	December 31, 2021			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(15,713)	$13,325	6.7 years	$29,038	$(12,624)	$16,414	7.4 years
Other identifiable intangibles	13,906	(5,969)	7,937	9.0 years	13,906	(4,400)	9,506	9.7 years
Total amortizing intangible assets	$42,944	$(21,682)	$21,262		$42,944	$(17,024)	$25,920

Goodwill	$363,436		$363,436		$370,223		$370,223

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining 2022	$1,408
2023	5,040
2024	4,290
2025	3,530
2026	2,702
Thereafter	4,292
Total amortizing intangible assets	$21,262

NOTE 6 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2022	December 31, 2021
Noninterest-bearing deposits	$3,993,480	$3,779,630
Interest-bearing deposits:
Demand	1,362,809	1,604,714
Money market savings	3,169,832	3,415,663
Regular savings	540,575	533,862
Time deposits of less than $250,000	1,289,642	910,464
Time deposits of $250,000 or more	393,148	380,398
Total interest-bearing deposits	6,756,006	6,845,101
Total deposits	$10,749,486	$10,624,731

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

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	September 30, 2022	December 31, 2021
Fixed to floating rate subordinated debt, 3.875%	$200,000	$—
Fixed to floating rate subordinated debt, 4.25%	175,000	175,000
Total subordinated debt	375,000	175,000
Less: Debt issuance costs	(4,944)	(2,288)
Long-term borrowings	$370,056	$172,712

Other Borrowings
At September 30, 2022 and December 31, 2021, the Company had $91.3 million and $141.1 million, respectively, of outstanding retail repurchase agreements.

The Company had $115.0 million of outstanding federal funds purchased at September 30, 2022 and did not have any outstanding at December 31, 2021. The available borrowing capacity under unsecured lines of credit with the correspondent banks was $1.4 billion and $1.3 billion at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.3 billion. FHLB availability based on pledged collateral at September 30, 2022, amounted to $2.5 billion, with $840.0 million outstanding. At December 31, 2021, the Company possessed the ability to extend its lines of credit with the FHLB totaling $3.9 billion based on collateral that was available to be pledged. The availability of FHLB borrowings based on the collateral pledged at December 31, 2021 was $2.7 billion with no outstanding borrowings.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.1 billion, commercial real estate loans amounting to $3.6 billion, home equity lines of credit (“HELOC”) amounting to $215.0 million, and multifamily loans amounting to $476.1 million at September 30, 2022, as collateral under the borrowing agreement with the FHLB. At December 31, 2021, the Company had pledged collateral of qualifying mortgage loans of $829.1 million, commercial real estate loans of $3.1 billion, HELOC loans of $224.4 million, and multifamily loans of $333.4 million under the FHLB borrowing agreement.

The Company also had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $734.7 million and $509.4 million at September 30, 2022 and December 31, 2021, respectively, collateralized by loans, with no borrowings outstanding at the end of either period.

NOTE 8 – STOCKHOLDERS' EQUITY
On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During the nine months ended September 30, 2022, the Company repurchased and retired 625,710 common shares at an average price of $39.93 per share for the total cost of $25.0 million.

During 2021, the Company completed its previously authorized stock repurchase plan with the repurchase of all 2,350,000 shares of common stock at an average price of $45.65 per share for a total cost of $107.3 million.

NOTE 9 – SHARE BASED COMPENSATION
The Company’s 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 636,578 are available for issuance at September 30, 2022, has a term of 10 years, and is administered by a committee of at least three directors appointed by the Board of Directors. Grants of restricted stock units made in 2022 allow continued vesting upon retirement. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven or 10 years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $1.6 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively, and of $6.2 million and $3.6 million, for the nine months ended September 30, 2022 and 2021, respectively, related to the awards of restricted stock award grants, restricted stock unit grants and performance share unit grants. There was no unrecognized compensation cost related to stock options as of September 30, 2022. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $8.9 million as of September 30, 2022. That cost is expected to be recognized over a weighted average period of approximately 1.92 years.

During the nine months ended September 30, 2022, the Company granted 169,190 restricted stock units and performance share units, of which 45,567 units are subject to achievement of certain performance conditions measured over a three-year performance period and 123,623 restricted stock units are subject to a three year vesting schedule. The Company did not grant any stock options under the Omnibus Incentive Plan during the nine months ended September 30, 2022.
A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2022	390,520	$32.67
Granted	169,190	$44.99
Vested	(154,384)	$32.68
Forfeited/ cancelled	(12,317)	$36.37
Non-vested at September 30, 2022	393,009	$37.43

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2022	159,741	$17.18	2.4 years	$5,264
Granted	—	$—
Exercised	(12,703)	$21.67		$299
Forfeited	—	$—
Expired	(1,416)	$41.41
Balance at September 30, 2022	145,622	$16.55	1.8 years	$3,541

Exercisable at September 30, 2022	145,622	$16.55	1.8 years	$3,541

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Interest cost on projected benefit obligation	$325	$316	$976	$952
Expected return on plan assets	(353)	(312)	(1,058)	(936)
Recognized net actuarial loss	196	228	587	682
Net periodic benefit cost	$168	$232	$505	$698

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of Plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. The Company did not make any contribution to the Plan during the nine months ended September 30, 2022. Management continues to monitor the funding level of the Plan and may make additional contributions as necessary during 2022.

NOTE 11 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2022	2021	2022	2021
Net income	$33,584	$56,976	$132,319	$189,703
Distributed and undistributed earnings allocated to participating securities	(114)	(354)	(575)	(1,219)
Net income attributable to common shareholders	$33,470	$56,622	$131,744	$188,484

Total weighted average outstanding shares	44,793	47,197	45,131	47,409
Less: Weighted average participating securities	(153)	(294)	(198)	(307)
Basic weighted average common shares	44,640	46,903	44,933	47,102
Dilutive weighted average common stock equivalents	141	184	165	213
Diluted weighted average common shares	44,781	47,087	45,098	47,315

Basic net income per common share	$0.75	$1.21	$2.93	$4.00
Diluted net income per common share	$0.75	$1.20	$2.92	$3.98

Anti-dilutive shares	8	—	20	—

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains/(Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2022	$(336)	$(8,203)	$—	$(8,539)
Other comprehensive loss before reclassification from accumulated other comprehensive loss, net of tax	(124,097)	—	(12,083)	(136,180)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	(36)	419	1,266	1,649
Current period change in other comprehensive loss, net of tax	(124,133)	419	(10,817)	(134,531)
Balance at September 30, 2022	$(124,469)	$(7,784)	$(10,817)	$(143,070)

(In thousands)	Unrealized Gains/ (Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2021	$28,175	$(9,470)	$18,705
Other comprehensive income before reclassification, net of tax	(20,218)	—	(20,218)
Reclassifications from accumulated other comprehensive income, net of tax	(133)	520	387
Current period change in other comprehensive income, net of tax	(20,351)	520	(19,831)
Balance at September 30, 2021	$7,824	$(8,950)	$(1,126)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Unrealized gains on available-for-sale debt securities:
Affected line item in the Statements of Income:
Investment securities gains	$48	$178
Income before taxes	48	178
Tax expense	(12)	(45)
Net income	$36	$133

Amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity:
Affected line item in the Statements of Income:
Interest and dividends on investment securities (1)	$(1,735)	$—
Income before taxes	(1,735)	—
Tax benefit	469	—
Net loss	$(1,266)	$—

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (2)	$(587)	$(682)
Loss before taxes	(587)	(682)
Tax benefit	168	162
Net loss	$(419)	$(520)
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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of lease expense:
Operating lease cost (resulting from lease payments)	$2,707	$3,047	$8,211	$9,333

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$2,866	$3,208	$8,698	$9,762
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$—	$—	$—	$803
Acquisitions	$—	$—	$—	$—

			September 30, 2022	December 31, 2021
Supplemental balance sheet information related to leases:
Operating lease ROU assets			$51,302	$57,872
Operating lease liabilities			$59,962	$67,138

Other information related to leases:
Weighted average remaining lease term of operating leases			8.6 years	9.0 years
Weighted average discount rate of operating leases			2.97%	2.92%

At September 30, 2022, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining 2022	$2,869
2023	11,515
2024	9,594
2025	7,769
2026	6,999
Thereafter	30,538
Total undiscounted lease payments	69,284
Less: Present value discount	(9,322)
Lease liability	$59,962

At September 30, 2022, the Company had no operating leases that have not yet commenced operations. The Company does not have any lease arrangements with any of its related parties as of September 30, 2022.

NOTE 14 – DERIVATIVES
The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and, therefore, has no credit risk. The notional value of the swaps outstanding was $337.2 million as of September 30, 2022 compared to $396.3 million as of December 31, 2021. The fair values of swap positions net to zero to minimize the potential impact on the Company’s Condensed Consolidated Financial Statements. Fair values of the swaps are carried as both gross assets and gross liabilities in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. The associated net gains and losses on the swaps are recorded in Other income in the Condensed Consolidated Statements of Income.

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

	September 30, 2022
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$11,469	$—	$11,469
Available-for-sale debt securities:
U.S. treasuries and government agencies	—	92,805	—	92,805
State and municipal	—	276,939	—	276,939
Mortgage-backed and asset-backed	—	874,591	—	874,591
Total available-for-sale debt securities	—	1,244,335	—	1,244,335
Interest rate swap agreements	—	19,546	—	19,546
Total assets	$—	$1,275,350	$—	$1,275,350

Liabilities:
Interest rate swap agreements	$—	$(19,546)	$—	$(19,546)
Total liabilities	$—	$(19,546)	$—	$(19,546)
 (1) The outstanding principal balance for residential loans held for sale as of September 30, 2022 was $11.6 million.

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$39,409	$—	$39,409
Investments available-for-sale:
U.S. treasuries and government agencies	—	68,539	—	68,539
State and municipal	—	326,402	—	326,402
Mortgage-backed and asset-backed	—	1,070,955	—	1,070,955
Total investments available-for-sale	—	1,465,896	—	1,465,896
Interest rate swap agreements	—	5,880	—	5,880
Total assets	$—	$1,511,185	$—	$1,511,185

Liabilities:
Interest rate swap agreements	$—	$(5,880)	$—	$(5,880)
Total liabilities	$—	$(5,880)	$—	$(5,880)
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

	September 30, 2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$193	$193	$(883)
Other real estate owned	—	—	739	739	(81)
Total	$—	$—	$932	$932	$(964)
(1) Amounts represent the fair value of collateral for collateral dependent non-accrual loans allocated to the allowance for credit losses. Fair values are determined using actual market prices (Level 2), independent third-party valuations and borrower records, discounted as appropriate (Level 3).

	December 31, 2021
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$404	$404	$(1,353)
Other real estate owned	—	—	1,034	1,034	(81)
Total	$—	$—	$1,438	$1,438	$(1,434)
(1) Amounts represent the fair value of collateral for collateral dependent non-accrual loans allocated to the allowance for credit losses. Fair values are determined using actual market prices (Level 2), independent third-party valuations and borrower records, discounted as appropriate (Level 3).

At September 30, 2022, loans totaling $29.9 million were written down to fair value of $23.4 million as a result of individual credit loss allowances of $6.5 million associated with the collateral dependent loans. Loans totaling $33.5 million were written down to fair value of $26.9 million at December 31, 2021 as a result of individual credit loss allowances of $6.6 million associated with the collateral dependent loans.

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
The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	September 30, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$258,808	$258,808	$258,808	$—	$—
Residential mortgage loans held for sale	11,469	11,469	—	11,469	—
Available-for-sale debt securities	1,244,335	1,244,335	—	1,244,335	—
Held-to-maturity debt securities	265,648	226,030	—	226,030	—
Other investments	77,296	77,296	—	77,296	—
Loans, net of allowance	11,090,545	10,765,365	—	—	10,765,365
Interest rate swap agreements	19,546	19,546	—	19,546	—
Accrued interest receivable	37,074	37,074	37,074	—	—
Bank owned life insurance	152,065	152,065	—	152,065	—

Financial liabilities:
Time deposits	$1,682,790	$1,646,655	$—	$1,646,655	$—
Other deposits	9,066,696	9,066,696	9,066,696	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	206,287	206,287	—	206,287	—
Advances from FHLB	840,000	839,859	—	839,859	—
Subordinated debt	370,056	328,855	—	—	328,855
Interest rate swap agreements	19,546	19,546	—	19,546	—
Accrued interest payable	6,957	6,957	6,957	—	—

			Fair Value Measurements
	December 31, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$420,020	$420,020	$420,020	$—	$—
Residential mortgage loans held for sale	39,409	39,409	—	39,409	—
Investments available-for-sale	1,465,896	1,465,896	—	1,465,896	—
Other investments	41,166	41,166	—	41,166	—
Loans, net of allowance	9,857,946	9,964,924	—	—	9,964,924
Interest rate swap agreements	5,880	5,880	—	5,880	—
Accrued interest receivable	34,349	34,349	34,349	—	—
Bank owned life insurance	147,528	147,528	—	147,528	—

Financial liabilities:
Time deposits	$1,290,862	$1,292,598	$—	$1,292,598	$—
Other deposits	9,333,869	9,333,869	9,333,869	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	141,086	141,086	—	141,086	—
Subordinated debt	172,712	175,780	—	—	175,780
Interest rate swap agreements	5,880	5,880	—	5,880	—
Accrued interest payable	1,516	1,516	1,516	—	—

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

The Community Banking segment is conducted through the Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees, and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment, and other expenses. Non-cash charges associated with amortization of intangibles were $1.0 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and were $3.1 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Prior to June 2022, the Company operated the Insurance segment through Sandy Spring Insurance Corporation, a subsidiary of the Bank. Effective June 1, 2022, the Company sold substantially all of the assets of Sandy Spring Insurance Corporation to a leading global insurance brokerage and financial services firm. Results of operations of the Insurance segment for the three and nine months ended September 30, 2022 are presented in the table below.

The Investment Management segment is conducted through West Financial and RPJ, subsidiaries of the Bank. These asset management and financial planning firms, located in McLean, Virginia and Falls Church, Virginia, respectively, provide comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial and RPJ had approximately $3.3 billion in combined assets under management as of September 30, 2022. Major revenue sources include non-interest income earned on the above services. Expenses include personnel, occupancy, support charges, and other expenses. Non-cash charges associated with amortization of intangibles were $0.4 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and were $1.3 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Information for the operating segments and reconciliation of the information to the Condensed Consolidated Financial Statements for the periods indicated are presented in the following tables:

	Three Months Ended September 30, 2022
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$130,422	$23	$3	$(26)	$130,422
Interest expense	17,488	—	—	(26)	17,462
Provision for credit losses	18,890	—	—	—	18,890
Non-interest income	11,956	(184)	5,415	(305)	16,882
Non-interest expense	61,135	(107)	4,891	(139)	65,780
Income before income taxes	44,865	(54)	527	(166)	45,172
Income tax expense	11,281	53	254	—	11,588
Net income	$33,584	$(107)	$273	$(166)	$33,584

Assets	$13,783,402	$17,698	$52,821	$(88,324)	$13,765,597

	Three Months Ended September 30, 2021
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$111,129	$—	$3	$(3)	$111,129
Interest expense	4,528	—	—	(3)	4,525
Provision/ (credit) for credit losses	(8,229)	—	—	—	(8,229)
Non-interest income	16,644	2,282	5,685	(217)	24,394
Non-interest expense	58,059	1,696	3,643	(217)	63,181
Income/ (loss) before income taxes	73,415	586	2,045	—	76,046
Income tax expense/ (benefit)	18,385	185	500	—	19,070
Net income/ (loss)	$55,030	$401	$1,545	$—	$56,976

Assets	$13,017,464	$9,203	$57,324	$(66,527)	$13,017,464

	Nine Months Ended September 30, 2022
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$350,367	$24	$8	$(32)	$350,367
Interest expense	30,038	—	—	(32)	30,006
Provision for credit losses	23,571	—	—	—	23,571
Non-interest income	51,669	19,449	16,699	(15,095)	72,722
Non-interest expense	177,637	3,756	12,104	(579)	192,918
Income before income taxes	170,790	15,717	4,603	(14,516)	176,594
Income tax expense	38,471	4,450	1,354	—	44,275
Net income	$132,319	$11,267	$3,249	$(14,516)	$132,319

Assets	$13,783,402	$17,698	$52,821	$(88,324)	$13,765,597

	Nine Months Ended September 30, 2021
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$340,213	$2	$7	$(9)	$340,213
Interest expense	20,972	—	—	(9)	20,963
Provision/ (credit) for credit losses	(47,141)	—	—	—	(47,141)
Non-interest income	62,083	5,679	16,408	(4,651)	79,519
Non-interest expense	179,803	4,507	10,670	(651)	194,329
Income before income taxes	248,662	1,174	5,745	(4,000)	251,581
Income tax expense	59,951	347	1,580	—	61,878
Net income	$188,711	$827	$4,165	$(4,000)	$189,703

Assets	$13,017,464	$9,203	$57,324	$(66,527)	$13,017,464

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

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank (the “Bank”). The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At September 30, 2022, the Company had $13.8 billion in total assets, compared to $12.6 billion at December 31, 2021. Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The Bank is an independent and community-oriented bank that offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Virginia, and the greater Washington, D.C. market. Through its subsidiaries, West Financial Services, Inc. ("West") and SSB Wealth Management, Inc. (d/b/a Rembert Pendleton and Jackson, "RPJ”), the Bank also offers wealth management services. Prior to June 2022, the Company operated Sandy Spring Insurance Corporation, a subsidiary of the Bank. Effective June 1, 2022, the Company sold substantially all of the assets of Sandy Spring Insurance Corporation. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. Deposit accounts of the Bank are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Current Quarter Financial Overview
The Company recorded net income of $33.6 million ($0.75 per diluted common share) in the current quarter compared to net income of $57.0 million ($1.20 per diluted common share) for the third quarter of 2021 and net income of $54.8 million ($1.21 per diluted common share) for the second quarter of 2022. The decline in earnings was primarily the result of the current quarter's charge to provision for credit losses compared to the prior year's credit to provision for credit losses and the decrease in non-interest income, which were partially offset by the increase in net interest income. The provision for credit losses for the current quarter was a charge of $18.9 million compared to a credit of $8.2 million for the third quarter of 2021 and a charge of $3.0 million for the second quarter of 2022. The provision for credit losses was comprised of a provision for credit losses of $14.1 million directly attributable to funded loans and a provision of $4.8 million associated with an adjustment to the allowance for credit losses related to unfunded loan commitments. Non-interest income decreased as a result of the combination of lower mortgage banking income, the impact of the sale of the Company's insurance business, which reduced commission income, and lower bankcard fees resulting from the implementation of applicable regulations. Non-interest expense increased 4% primarily as a result of the rise in compensation costs and other expenses in the current quarter compared to the prior year quarter.

Current quarter core earnings were $35.7 million ($0.80 per diluted common share), compared to $58.2 million ($1.23 per diluted common share) for the quarter ended September 30, 2021 and $44.2 million ($0.98 per diluted common share) for the quarter ended June 30, 2022. Core earnings are determined by excluding the after-tax impact of merger, acquisition and disposal expense, the loss on FHLB redemptions, amortization of intangibles, gain or loss on disposal of assets, contingent payment expense and investment securities gains. Core earnings for the current period when compared to the prior year quarter were reduced primarily as a result of the activity associated with provisioning for credit losses, a decline in mortgage banking income, and declines in insurance commission and bankcard income.

The current quarter reflects the following:

•At September 30, 2022, total assets were $13.8 billion, a 6% increase compared to $13.0 billion at September 30, 2021. Excluding PPP loans, total assets increased 10% during the same period.

•Net interest income for the third quarter of 2022 grew $6.4 million or 6% compared to the third quarter of 2021. Excluding PPP interest and fees, net interest income increased $17.5 million or 18% for the current quarter compared to the prior year quarter driven by growth of the commercial loan portfolio.

•For the third quarter of 2022, the net interest margin was 3.53% compared to 3.52% for the third quarter of 2021, and 3.49% for the second quarter of 2022. Excluding the amortization of the fair value marks derived from previous acquisitions and interest and fees from PPP loans, the current quarter’s net interest margin was 3.50% compared to 3.32% for third quarter of 2021, and 3.45% for the second quarter of 2022.

•The provision for credit losses directly attributable to the funded loan portfolio was $14.1 million for the current quarter compared to the prior year quarter’s credit to the provision for credit losses of $8.2 million. In addition, to the current quarter's provision for credit losses, the quarterly provision expense contained an adjustment of $4.8 million associated with unfunded loan commitments. Excluding the provision for unfunded commitments, the provision for the current quarter is a reflection of the growth in the loan portfolio and an increase in the qualitative reserve to consider the potential impact of future recessionary pressures and other qualitative considerations.

•Non-interest income for the current quarter decreased by 31% or $7.5 million compared to the prior year quarter. The decrease represents the cumulative result of the impact of the economic environment on mortgage banking activities and wealth management income, the decline in insurance commission income as a result of the previous quarter's disposition of the Company's insurance business and lower bankcard income due to regulatory restrictions on fee recognition.

•Non-interest expense for the current quarter increased $2.6 million or 4% compared to the prior year quarter driven by increases of $1.5 million in compensation expense and $1.4 million in other non-interest expense. The primary cause of the increase in other non-interest expense was the result of a $1.2 million accrual towards the contingent earn-out associated with the 2020 acquisition of Rembert Pendleton Jackson. Excluding this accrual, non-interest expense increased 2% in the current quarter compared to the prior year quarter.

•Return on average assets (“ROA”) for the quarter ended September 30, 2022 was 0.99% and return on average tangible common equity (“ROTCE”) was 12.10% compared to 1.75% and 19.56%, respectively, for the third quarter of 2021. On a non-GAAP basis, the current quarter's core ROA was 1.05% and core ROTCE was 12.86% compared to core ROA of 1.79% and core ROTCE of 19.96% for the third quarter of 2021.

•For the third quarter of 2022, the GAAP efficiency ratio was 50.66% compared to 48.23% for the third quarter of 2021, and 46.03% for the second quarter of 2022. The non-GAAP efficiency ratio for the third quarter of 2022 was 48.18% compared to 46.67% for the prior year quarter, and 49.79% for the second quarter of 2022.

Summary of Third Quarter Results

Balance Sheet and Credit Quality
Total assets grew 6% to $13.8 billion at September 30, 2022, as compared to $13.0 billion at September 30, 2021. During this period, total loans grew by 15% to $11.2 billion at September 30, 2022, compared to $9.7 billion at September 30, 2021. At September 30, 2022, excluding PPP loans, total assets grew 10% and total loans grew 21% compared to September 30, 2021. Total commercial loans, excluding PPP loans, grew by $1.6 billion or 21% during the past twelve months. During this period, the Company generated commercial gross loan production of $4.6 billion, of which $3.0 billion was funded, offsetting $1.4 billion in commercial loan payment activity. During the third quarter of 2022, funded commercial loan production was $762.3 million, an increase of 43% compared to $532.7 million for the same quarter of the prior year. The growth in the commercial portfolio, excluding PPP loans, occurred in all commercial portfolios led by the $1.3 billion or 35% growth in the investor owned commercial portfolio. Year-over-year the total mortgage loan portfolio grew 32%, as a greater number of conventional 1-4 family mortgages were retained to grow the portfolio. During the past twelve months, deposits decreased 2%. Noninterest-bearing deposits remained stable, while interest-bearing deposits declined 3%. During the period, time deposits increased 12% and money market accounts decreased 12%, while savings deposits increased 9% and interest-bearing demand deposits declined 3%. Borrowings increased by $1.1 billion during the period to provide funding for the loan growth.

The tangible common equity ratio decreased to 7.98% of tangible assets at September 30, 2022, compared to 9.10% at September 30, 2021 as a result of the $132.3 million repurchase of common shares during the previous twelve months and the $141.9 million increase in the accumulated other comprehensive loss in the investment portfolio due to the impact of the rising rate environment on the value of securities, coupled with the increase in tangible assets during the past year. At September 30, 2022, the Company had a total risk-based capital ratio of 14.15%, a common equity tier 1 risk-based capital ratio of 10.18%, a tier 1 risk-based capital ratio of 10.18%, and a tier 1 leverage ratio of 9.33%. During the current quarter risk-based capital ratios declined from sequential quarters as a result of an adjustment to risk-weighted assets for unfunded commitments.

Non-performing loans include non-accrual loans, accruing loans 90 days or more past due and restructured loans. Credit quality improved at September 30, 2022 compared to September 30, 2021, as the level of non-performing loans to total loans declined to 0.40% compared to 0.80%. These levels of non-performing loans compare to 0.40% for the prior quarter and indicate stable credit quality during a period of significant loan growth. At September 30, 2022, non-performing loans totaled $44.5 million, compared to $78.2 million at September 30, 2021, and $43.5 million at June 30, 2022. Loans placed on non-accrual during the current quarter amounted to $4.2 million compared to $5.7 million for the prior year quarter and $0.9 million for the second quarter of 2022. The Company realized net recoveries of $0.5 million for the third quarter of 2022, as compared to net charge-offs of $7.8 million for the third quarter of 2021 and insignificant recoveries for the second quarter of 2022.

At September 30, 2022, the allowance for credit losses was $128.3 million or 1.14% of outstanding loans and 289% of non-performing loans, compared to $113.7 million or 1.05% of outstanding loans and 261% of non-performing loans at the end of the previous quarter. The increase in the allowance during the current quarter compared to the previous quarter resulted from the growth in the loan portfolio, the impact of forecasted economic factors and, to a lesser degree, adjustments to certain other qualitative metrics.

Quarterly Results of Operations
Net income for the three months ended September 30, 2022 was $33.6 million compared to net income of $57.0 million for the prior year quarter. The decline in earnings was primarily the result of the current quarter's charge to provision for credit losses compared to the prior year's credit to provision for credit losses and the decrease in non-interest income, which were partially offset by the increase in net interest income.

For the third quarter of 2022, net interest income increased $6.4 million or 6% compared to the third quarter of 2021, as the $19.3 million growth in interest income was partially offset by interest expense growth of $12.9 million. The provision for credit losses was a charge of $18.9 million for the third quarter of 2022 compared to a credit of $8.2 million for the third quarter of 2021. The provision for credit losses for the second quarter of 2022 was a charge of $3.0 million. Non-interest income for the current quarter decreased by 31% or $7.5 million compared to the prior year quarter. This decline was the cumulative result of the decrease in income from mortgage banking activities reflecting the impact of the economic environment, lower wealth management income driven by market performance, the decline in insurance commission income as a result of the previous quarter's disposition of the Company's insurance business, and reduced bankcard income due to regulatory restrictions on fee recognition. Non-interest expense increased $2.6 million or 4% for the third quarter of 2022, compared to the prior year quarter as a result of the increase in compensation cost, primarily salaries and performance incentives, and other expenses. Other expenses increased $1.4 million mainly as a result of the accrual of contingent earn-out compensation based on the performance of the 2020 acquisition of Rembert Pendleton Jackson. Excluding this accrual, non-interest expense increases 2% in the current quarter compared to the prior year quarter.

Results of Operations
For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The Company recorded net income of $132.3 million for the nine months ended September 30, 2022 compared to net income of $189.7 million for the same period of the prior year. Year-to-date earnings declined as a result of the activity in the provision for credit losses, which shifted from the significant credit in the prior year to the charge for the current year, and the decline in non-interest income. Core earnings were $125.0 million for the nine months ended September 30, 2022 compared to $200.1 million for the prior year. Core earnings for the current period compared to the prior year period were reduced primarily as a result of the activity associated with the provision for credit losses in addition to the decline in mortgage banking income and lower other non-interest income. Core earnings for the current period exclude the gain from the disposal of the Company's insurance business and the associated transaction costs. Pre-tax, pre-provision net income, was $200.2 million for the nine months ended September 30, 2022 compared to $204.4 million for the prior year period. Net interest income for the current period included $4.7 million in PPP interest and fees compared to $35.6 million for the same period of 2021.

Net Interest Income
For the nine months ended September 30, 2022, net interest income increased $1.1 million to $320.4 million compared to $319.3 million for the nine months ended September 30, 2021. This increase is the result of the $10.2 million increase in interest income, achieved despite the $30.9 million reduction in PPP interest and fees, which was offset by the $9.0 million increase in interest expense. On a tax-equivalent basis, net interest income for the nine months ended September 30, 2022 was $323.2 million compared to $322.1 million for the nine months ended September 30, 2021. Excluding the impact of interest and fees on PPP loans, tax-equivalent interest and fees on loans, driven by commercial loans, increased 13% compared to the prior year period. The increase in interest expense was primarily the result of additional interest expense associated with subordinated debt issued in March 2022, and, to a lesser degree, increased interest expense on money market accounts and other borrowings.

The following tables provide an analysis of net interest income performance that reflects a net interest margin that has declined to 3.50% for the nine months ended September 30, 2022 compared to 3.57% for the nine months ended September 30, 2021. For the comparative period, the average yield on earning assets improved three basis points while the average rate paid on interest-bearing liabilities rose 17 basis points, resulting in the decreased margin.

Consolidated Average Balances, Yields and Rates

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$4,546,440	$138,245	4.07%	$3,662,890	$114,525	4.18%
Commercial owner-occupied real estate loans	1,722,522	58,126	4.51	1,658,076	57,224	4.61
Commercial AD&C loans	1,104,901	37,821	4.58	1,100,431	32,917	4.00
Commercial business loans	1,344,608	49,370	4.91	2,110,803	72,891	4.62
Total commercial loans	8,718,471	283,562	4.35	8,532,200	277,557	4.35
Residential mortgage loans	1,071,634	26,632	3.31	998,174	26,045	3.48
Residential construction loans	217,978	5,112	3.14	175,489	4,606	3.51
Consumer loans	422,941	13,112	4.14	472,356	12,761	3.61
Total residential and consumer loans	1,712,553	44,856	3.50	1,646,019	43,412	3.52
Total loans (2)	10,431,024	328,418	4.21	10,178,219	320,969	4.22
Loans held for sale	15,174	504	4.43	66,314	1,465	2.95
Taxable securities	1,204,240	14,472	1.60	984,354	12,230	1.66
Tax-advantaged securities	475,463	8,533	2.39	446,917	7,995	2.39
Total investment securities (3)	1,679,703	23,005	1.83	1,431,271	20,225	1.88
Interest-bearing deposits with banks	202,882	1,245	0.82	386,717	395	0.14
Federal funds sold	581	4	0.91	538	—	0.11
Total interest-earning assets	12,329,364	353,176	3.83	12,063,059	343,054	3.80

Less: allowance for credit losses - loans	(112,384)			(138,378)
Cash and due from banks	81,673			101,433
Premises and equipment, net	62,510			56,439
Other assets	672,093			744,642
Total assets	$13,033,256			$12,827,195

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,477,956	$1,513	0.14%	$1,397,623	$700	0.07%
Regular savings deposits	553,982	62	0.02	472,059	189	0.05
Money market savings deposits	3,334,534	7,403	0.30	3,419,948	3,951	0.15
Time deposits	1,418,740	6,600	0.62	1,647,792	7,362	0.60
Total interest-bearing deposits	6,785,212	15,578	0.31	6,937,422	12,202	0.24
Federal funds purchased	85,983	1,128	1.75	20,257	13	0.09
Repurchase agreements	119,554	104	0.12	143,312	126	0.12
Advances from FHLB	174,493	3,066	2.35	148,823	2,649	2.38
Subordinated debentures	315,065	10,130	4.29	220,175	5,973	3.62
Total borrowings	695,095	14,428	2.78	532,567	8,761	2.20
Total interest-bearing liabilities	7,480,307	30,006	0.54	7,469,989	20,963	0.37

Noninterest-bearing demand deposits	3,919,600			3,677,254
Other liabilities	146,429			161,071
Stockholders' equity	1,486,920			1,518,881
Total liabilities and stockholders' equity	$13,033,256			$12,827,195

Tax-equivalent net interest income and spread		$323,170	3.29%		$322,091	3.43%
Less: tax-equivalent adjustment		2,809			2,841
Net interest income		$320,361			$319,250

Interest income/earning assets			3.83%			3.80%
Interest expense/earning assets			0.33			0.23
Net interest margin			3.50%			3.57%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.47% and 25.64% for 2022 and 2021, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $2.8 million and $2.8 million in 2022 and 2021, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise tax-equivalent net interest income:

	2022 vs. 2021			2021 vs. 2020
	Increase Or (Decrease)	Due to Change In Average:*		Increase Or (Decrease)	Due to Change In Average:*
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$23,720	$26,821	$(3,101)	$11,287	$18,547	$(7,260)
Commercial owner-occupied real estate loans	902	2,171	(1,269)	3,009	4,401	(1,392)
Commercial AD&C loans	4,904	134	4,770	3,055	7,232	(4,177)
Commercial business loans	(23,521)	(27,860)	4,339	23,273	15,355	7,918
Residential mortgage loans	587	1,878	(1,291)	(6,854)	(4,826)	(2,028)
Residential construction loans	506	1,029	(523)	(379)	436	(815)
Consumer loans	351	(1,412)	1,763	(2,789)	(1,575)	(1,214)
Loans held for sale	(961)	(1,474)	513	371	408	(37)
Taxable securities	2,242	2,690	(448)	(5,327)	(1,658)	(3,669)
Tax-exempt securities	538	538	—	2,588	4,070	(1,482)
Interest-bearing deposits with banks	850	(275)	1,125	(24)	108	(132)
Federal funds sold	4	—	4	(1)	—	(1)
Total tax-equivalent interest income	10,122	4,240	5,882	28,209	42,498	(14,289)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	813	44	769	(819)	423	(1,242)
Regular savings deposits	(127)	28	(155)	(23)	62	(85)
Money market savings deposits	3,452	(103)	3,555	(6,603)	2,616	(9,219)
Time deposits	(762)	(1,012)	250	(15,594)	(3,310)	(12,284)
Federal funds purchased	1,115	150	965	(1,325)	(714)	(611)
Repurchase agreements	(22)	(22)	—	(267)	7	(274)
Advances from FHLB	417	451	(34)	(1,214)	(4,365)	3,151
Subordinated debentures	4,157	2,908	1,249	(1,629)	(78)	(1,551)
Total interest expense	9,043	2,444	6,599	(27,474)	(5,359)	(22,115)
Tax-equivalent net interest income	$1,079	$1,796	$(717)	$55,683	$47,857	$7,826
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's total tax-equivalent interest income increased 3% for the first nine months of 2022 compared to the prior year period. The previous table reflects that the majority of the increase in interest income was the result of the growth in interest income on commercial loans, predominantly investor real estate loans and, to a lesser degree, AD&C loans. Increases occurred in all the other loan categories, except for commercial business loans whose decline was the result of the $30.9 million in PPP interest and fees from the prior year. Excluding the impact of the decline in PPP income, interest income rose 12% period to period.

During the first nine months of 2022 average loans outstanding increased 2% compared to the first nine months of 2021. Excluding the impact of the reduction of PPP loans from the forgiveness program, average loans grew 10% period over period, driven entirely by commercial real estate loan growth. During the comparative period, total average commercial real estate loans grew 14%. Conversely, commercial business loans declined 36% due to the anticipated PPP loan run-off. Average consumer loans, predominantly home equity loans, decreased 10% and the residential mortgage portfolio increased 7% during the same time period, both the direct result of the increased refinancing activity spurred by the low rate environment. Compared to the prior year, the yield on average loans remained stable. The average yield on total investment securities decreased five basis points while the average balance of the investment portfolio increased 17% for the first nine months of 2022 compared to the first nine months of 2021. The larger average balance resulted in a 14% increase in interest income from investment securities during the period despite lower portfolio yields. Composition of the average investment portfolio shifted to 72% in taxable securities in the current period, as compared to 69% for the prior year period.

Interest Expense
For the first nine months of 2022 interest expense increased $9.0 million or 43% compared to the first nine months of 2021. The year over year increase was comprised of a $3.4 million or 28% increase in deposit interest expense and a $5.7 million or 65% decrease in borrowing cost. The rise in deposit interest expense was driven primarily by money market deposit accounts due to the average rate paid on the money market accounts increasing from 15 basis points in the prior year period to 30 basis points in the current year period as rates rose in the current year. Borrowing expense increased as the level of average borrowings rose coupled with the associated interest expense shifting away from FHLB borrowings to subordinated debt. During the comparative period, the rate paid on interest-bearing liabilities increased 17 basis points as rates paid on money market deposits and federal funds increased 15 basis points and 166 basis points, respectively. The increase in the rate paid on interest-bearing liabilities also increased as a result of the issuance of subordinated debt in the first quarter of 2022.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2022/2021	2022/2021
(Dollars in thousands)	2022	2021	$ Change	% Change
Securities gains	$48	$178	$(130)	(73.0)%
Gain on disposal of assets	16,516	—	16,516	N/M
Service charges on deposit accounts	7,384	5,936	1,448	24.4
Mortgage banking activities	5,347	20,887	(15,540)	(74.4)
Wealth management income	27,302	27,243	59	0.2
Insurance agency commissions	2,927	5,685	(2,758)	(48.5)
Income from bank owned life insurance	2,191	2,203	(12)	(0.5)
Bank card fees	3,916	5,078	(1,162)	(22.9)
Other income	7,091	12,309	(5,218)	(42.4)
Total non-interest income	$72,722	$79,519	$(6,797)	(8.5)

For the nine months ended September 30, 2022, non-interest income decreased 9% to $72.7 million compared to $79.5 million for 2021. The current year-to-date results include a $16.7 million gain on the disposal of assets associated with the sale of insurance business. Excluding this gain, non-interest income declined 29% driven by the combination of a 74% decline in income from mortgage banking activities, the decline in insurance agency commissions, lower bank card fees of 23% and a 42% decline in other income. The decline in income from mortgage banking activities is the result of the rising interest rate environment, which has dampened new mortgage origination and refinancing activity. Other income in the prior year included the impact of the full payoff of a purchased credit deteriorated loan and activity-based vendor incentives, which did not recur in the current year. Insurance commission income declined due to the disposition of the Company's insurance business. Fees from bank cards diminished as a result of regulatory restrictions on fee recognition effective beginning in the third quarter of the current year. Wealth management income remained stable, despite the erosion of assets under management due to market volatility, as a result of increased asset management fees. Service charge income grew as a result of increased customer activity.

Further detail by type of non-interest income follows:

•Service charges on deposit accounts increased 24% in the first nine months of 2022, compared to the first nine months of 2021. The growth in service charge income reflects the impact of an increase in the current year's service charges on commercial demand deposit accounts and return check transaction volume.
•Income from mortgage banking activities decreased 74% in the first nine months of 2022, compared to the first nine months of 2021, as a result of reduced demand for new home mortgage origination and refinancing activity.
•Wealth management income, comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiaries, remained stable for the first nine months of 2022 compared to the same period of the prior year. Overall, total assets under management decreased to $5.0 billion at September 30, 2022 compared to $5.7 billion at September 30, 2021, as a result of volatility in the market.
•Insurance agency commissions decreased 49% for the first nine months of 2022 as compared to the first nine months of 2021, due to the sale of the Company's insurance business in June 2022.
•Bank-owned life insurance income decreased 1% for the first nine months of 2022 as compared to the first nine months of 2021 as a result of policy returns tied to deferred compensation plans.

•Bank card fee income declined 23% during the first nine months of 2022, compared to the first nine months of 2021, as a result of the impact regulatory restrictions on fee recognition for institutions that exceed $10 billion in assets which became effective during the third quarter of the current year.
•Other income decreased by 42% or $5.2 million during the first nine months of 2022, compared to the first nine months of 2021. The decrease for the current year was primarily the result of the prior year's inclusion of income realized on the payoff of a purchased credit deteriorated loan, in addition to activity-based contractual vendor incentives and credit related fees.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2022/2021	2022/2021
(Dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$119,049	$114,295	$4,754	4.2%
Occupancy expense of premises	14,527	16,712	(2,185)	(13.1)
Equipment expense	10,920	9,456	1,464	15.5
Marketing	3,843	3,640	203	5.6
Outside data services	7,492	6,860	632	9.2
FDIC insurance	3,330	3,303	27	0.8
Amortization of intangible assets	4,406	4,991	(585)	(11.7)
Merger, acquisition and disposal expense	1,068	45	1,023	N/M
Professional fees and services	6,596	7,927	(1,331)	(16.8)
Other expenses	21,687	27,100	(5,413)	(20.0)
Total non-interest expense	$192,918	$194,329	$(1,411)	(0.7)

Non-interest expense decreased 1% to $192.9 million for the nine months ended September 30, 2022, compared to $194.3 million for 2021. Excluding merger, acquisition and disposal expense from the current and prior year periods, the previously mentioned earn-out accrual and the $9.1 million in prepayment penalties on FHLB borrowings that occurred in the prior year, non-interest expense increased 3% year-over-year. The drivers of the increase in non-interest expense were a 4% increase in salaries and benefits and a 14% increase in other expense, excluding the FHLB prepayment penalties and the earn-out expense. The year-over-year increase in salaries and benefits was the result of staffing increases, salary adjustments and increased benefit costs. The rise in other expense was driven by increased costs in other various categories of operating expenses. Marketing and outside data services costs increased 6% and 9% as a result of specific initiatives and transaction volumes, respectively, while professional fee and service costs decreased 17% for the period due to a reduction in the utilization of consultant services.

Further detail by category of non-interest expense follows:

•Salaries and employee benefits, the largest component of non-interest expense, increased 4% or $4.8 million in the first nine months of 2022. Regular salaries represented $3.6 million of this increase, which was the result of staffing increases, merit increases and other adjustments. The remainder of the increase was driven by changes to the stock compensation plan which only affected the current period expense.
•Combined occupancy and equipment expenses decreased 3% compared to the prior year as a result of decreased rental costs associated with the reduction in branches and business offices partially offset by increased software costs.
•Marketing expense increased 6% for the first nine months of 2022 compared to the same period of the prior year, due to public relations initiatives.
•Outside data services expense increased 9% from the prior year period due to the increase in volume-based components of contractual-based services.
•FDIC insurance decreased 1% for 2022 as a result of the reduction in risk factors applied by the regulatory agency in the determination of the Company's premium.
•Amortization of intangible assets decreased as a result of the decline in the core deposit intangible amortization of the asset recognized in the Revere acquisition and, to a lesser degree, the amortization of intangibles acquired from the RPJ acquisition.
•Professional fees and services declined 17% from the prior year due to the decrease in utilization of consultant services.
•Other non-interest expenses decreased $5.4 million due primarily to the prepayment penalties of $9.1 million incurred in the prior year from the liquidation of FHLB advances. This decrease has been partially offset in the current year by the $1.2 million contingent earn-out compensation associated with the performance of RPJ and other basic operating costs as compared to the prior year.

Income Taxes
The Company had income tax expense of $44.3 million in the first nine months of 2022, compared to income tax expense of $61.9 million in the first nine months of 2021, as a result of the decrease in current year-to-date pre-tax earnings compared to the prior year's pre-tax earnings. The effective tax rate for the nine months ended September 30, 2022 was 25.1%, compared to a tax rate of 24.6% for the same period in 2021. The increase in the current year's effective tax rate is the result of pre-tax income containing a greater proportion of taxable income compared to the prior year period.

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

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes merger, acquisition and disposal expense, the amortization of intangibles, and other non-core expenses, such as early prepayment penalties on FHLB advances or contingent payment expense. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes gain on disposal of assets and securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2022, the GAAP efficiency ratio was 49.08% compared to 48.73% for the same period in 2021. The current period's modest erosion in the GAAP efficiency ratio compared to the prior year period is directly related to the rate of decline in revenues that exceeded the rate of decline in non-interest expense during the period. The non-GAAP efficiency ratio for the current year was 49.09% compared to 44.88% for the prior year. The current year’s non-GAAP efficiency ratio compared to the prior year, indicates a decline in efficiency, the result of the 5% decrease in non-GAAP revenue combined with the 3% growth in non-GAAP non-interest expense.

In addition, the Company uses pre-tax, pre-provision net income, as a measure of the level of certain recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding/ (subtracting) the provision (credit) for credit losses and the provision for income taxes back to/from net income. This metric declined for the first nine months of 2022 compared to the same period for 2021, due primarily to the decline in non-interest income that was partially mitigated by the slight increase in net interest income and a decline in non-interest expense.

The Company has presented core earnings, core earnings per share, core return on average assets and core return on average tangible common equity in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Core earnings reflect net income exclusive of merger, acquisition and disposal expense, amortization of intangible assets, contingent payment expense, loss on FHLB redemptions, gain on disposal of assets and investment securities gains, in each case net of tax. Core earnings were $125.0 million ($2.77 per diluted common share) for the nine months ended September 30, 2022, compared to $200.1 million ($4.23 per diluted common share) for the nine months ended September 30, 2021. Average tangible assets and average tangible common equity represents average assets and average stockholders’ equity, respectively, adjusted for average goodwill and average intangible assets. The ROA for the first nine months of 2022 was 1.36% compared to 1.98% for the same period of the prior year. For the nine months ended September 30, 2022, the non-GAAP core ROA was 1.28% compared to 2.09% for the same period in the prior year. ROTCE was 16.14% for the first nine months of 2022 compared to 22.68% for the first nine months of 2021. The non-GAAP core ROTCE was 15.25% for the first nine months of 2022 compared to 23.92% for the first nine months of 2021.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Pre-tax pre-provision net income:
Net income	$132,319	$189,703
Plus/ (less) non-GAAP adjustments:
Income tax expense	44,275	61,878
Provision/ (credit) for credit losses	23,571	(47,141)
Pre-tax pre-provision net income	$200,165	$204,440

Efficiency ratio (GAAP):
Non-interest expense	$192,918	$194,329

Net interest income plus non-interest income	$393,083	$398,769

Efficiency ratio (GAAP)	49.08%	48.73%

Efficiency ratio (non-GAAP):
Non-interest expense	$192,918	$194,329
Less non-GAAP adjustments:
Amortization of intangible assets	4,406	4,991
Loss on FHLB redemption	—	9,117
Merger, acquisition and disposal expense	1,068	45
Contingent payment expense	1,247	—
Non-interest expense - as adjusted	$186,197	$180,176

Net interest income plus non-interest income	$393,083	$398,769
Plus non-GAAP adjustment:
Tax-equivalent income	2,809	2,841
Less non-GAAP adjustment:
Securities gains	48	178
Gain on disposal of assets	16,516	—
Net interest income plus non-interest income - as adjusted	$379,328	$401,432

Efficiency ratio (non-GAAP)	49.09%	44.88%

GAAP and Non-GAAP Performance Ratios

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Core earnings (non-GAAP):
Net income	$132,319	$189,703
Plus/ (less) non-GAAP adjustments (net of tax):
Merger, acquisition and disposal expense	796	33
Amortization of intangible assets	3,284	3,711
Loss on FHLB redemption	—	6,779
Gain on disposal of assets	(12,309)	—
Investment securities gains	(36)	(132)
Contingent payment expense	929	—
Core earnings (non-GAAP)	$124,983	$200,094

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	45,098,073	47,315,725

Earnings per diluted common share (GAAP)	$2.92	$3.98
Core earnings per diluted common share (non-GAAP)	$2.77	$4.23

Core return on average assets (non-GAAP):
Average assets (GAAP)	$13,033,256	$12,827,195

Return on average assets (GAAP)	1.36%	1.98%
Core return on average assets (non-GAAP)	1.28%	2.09%

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,486,920	$1,518,881
Average goodwill	(367,190)	(370,223)
Average other intangible assets, net	(23,774)	(30,228)
Average tangible common equity (non-GAAP)	$1,095,956	$1,118,430

Return on average tangible common equity (non-GAAP)	16.14%	22.68%
Core return on average tangible common equity (non-GAAP)	15.25%	23.92%

Results of Operations
For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Net income for the three months ended September 30, 2022 was $33.6 million compared to net income of $57.0 million for the prior year quarter. The decline in earnings was primarily the result of the current quarter's charge to provision for credit losses compared to the prior year's credit to provision for credit losses and the decrease in non-interest income, which were partially offset by the increase in net interest income. Non-interest income decreased as a result of the combination of lower mortgage banking income, the impact of the sale of the Company's insurance business, which reduced commission income, and lower bankcard fees resulting from the implementation of applicable regulations. Non-interest expense increased 4% primarily as a result of the rise in compensation costs and other expenses in the current quarter compared to the prior year quarter. Current quarter core earnings were $35.7 million ($0.80 per diluted common share), compared to $58.2 million ($1.23 per diluted common share) for the quarter ended September 30, 2021 and $44.2 million ($0.98 per diluted common share) for the quarter ended June 30, 2022.

Net Interest Income
Net interest income for the third quarter of 2022 increased $6.4 million or 6% compared to the third quarter of 2021 as a result of the $19.3 million growth in interest income, which was partially offset by growth of $12.9 million in interest expense. During the period, interest and fees on PPP loans declined by $11.2 million. Excluding this decline, net interest income grew 18% in the current year quarter compared to the prior year quarter, driven predominantly by interest income growth in all categories of commercial loans and, to a lesser degree, increases in residential mortgage loans and investment securities income. The increase in interest expense was the result of the increased cost of interest-bearing deposits, primarily time and money market deposits, and the increased volume and cost of borrowings in the current year period compared to the same period of the prior year. The net interest margin for the third quarter of 2022 was 3.53% as compared to 3.52% for the same quarter of the prior year, as the yield on interest-earning assets, which rose 40 basis points, was offset by the 63 basis point rise in the rate paid on interest-bearing liabilities.
Average interest-earning assets increased by 6% and average interest-bearing liabilities grew by 8% in the third quarter of 2022 compared to the third quarter of 2021. At September 30, 2022 and 2021, average total loans comprised 85% and 82% of average interest-earning assets with an average yield of 4.42% and 4.21%, respectively. In addition, the average yield on investment securities increased to 1.99% for the current quarter compared to 1.87% for the prior year quarter. These portfolio yield movements resulted in the rise in the overall average yield on interest-earning assets to 4.07% at September 30, 2022 from 3.67% at September 30, 2021. Average interest-bearing deposits declined 3% for the current quarter compared to the same period for the prior year driven by an 8% decline in average money market accounts. The composition of total average interest-bearing deposits also shifted during the period to savings and demand deposits accounts, which increased 12% and 1%, respectively, as customers sought greater liquidity in anticipation of rising rates, compared to average time deposits, which declined 1%. The percentage of average noninterest-bearing deposits to total average deposits increased to 37% in the current quarter compared to 36% in the third quarter of 2021. The average rate paid on average interest-bearing liabilities grew by 63 basis points as the average rate paid increased from 0.25% for the third quarter of 2021 to 0.88% for the third quarter of 2022 driven by the 36 basis point increase in the average rate paid on interest-bearing deposits coupled with the 163 basis point increase in the average rate paid on borrowings. The increase in the average rate paid on interest-bearing deposits was driven by increases in rates paid on most deposit categories, while the rise in the average rate paid on borrowings reflects the impact of the issuance of subordinated debt that occurred in the first quarter of the current year.

Consolidated Average Balances, Yields and Rates
	Three Months Ended September 30,
	2022			2021
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$4,898,683	$51,463	4.17%	$3,678,886	$37,760	4.07%
Commercial owner-occupied real estate loans	1,755,891	20,284	4.58	1,671,442	19,184	4.55
Commercial AD&C loans	1,115,531	15,501	5.51	1,161,183	11,702	4.00
Commercial business loans	1,327,218	17,196	5.14	1,820,598	22,849	4.98
Total commercial loans	9,097,323	104,444	4.55	8,332,109	91,495	4.36
Residential mortgage loans	1,177,664	9,980	3.39	934,365	7,867	3.37
Residential construction loans	235,123	1,845	3.11	170,511	1,438	3.35
Consumer loans	422,963	5,531	5.19	452,289	4,033	3.54
Total residential and consumer loans	1,835,750	17,356	3.77	1,557,165	13,338	3.41
Total loans (2)	10,933,073	121,800	4.42	9,889,274	104,833	4.21
Loans held for sale	15,211	161	4.24	50,075	379	3.03
Taxable securities	1,251,599	5,735	1.83	984,452	3,958	1.61
Tax-advantaged securities	482,437	2,900	2.40	419,044	2,588	2.47
Total investment securities (3)	1,734,036	8,635	1.99	1,403,496	6,546	1.87
Interest-bearing deposits with banks	150,992	774	2.03	777,763	302	0.15
Federal funds sold	446	3	2.30	440	—	0.16
Total interest-earning assets	12,833,758	131,373	4.07	12,121,048	112,060	3.67

Less: allowance for credit losses - loans	(114,512)			(121,630)
Cash and due from banks	93,327			100,292
Premises and equipment, net	64,039			57,220
Other assets	644,983			729,530
Total assets	$13,521,595			$12,886,460

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,444,801	$941	0.26%	$1,425,893	$238	0.07%
Regular savings deposits	555,057	21	0.02	494,331	67	0.05
Money market savings deposits	3,202,507	5,281	0.65	3,484,101	1,234	0.14
Time deposits	1,542,932	3,247	0.83	1,558,497	1,982	0.50
Total interest-bearing deposits	6,745,297	9,490	0.56	6,962,822	3,521	0.20
Federal funds purchased	158,211	947	2.37	68	—	0.18
Repurchase agreements	104,742	30	0.11	145,483	43	0.12
Advances from FHLB	514,022	3,049	2.35	—	—	—
Subordinated debentures	369,958	3,946	4.27	206,648	961	1.86
Total borrowings	1,146,933	7,972	2.76	352,199	1,004	1.13
Total interest-bearing liabilities	7,892,230	17,462	0.88	7,315,021	4,525	0.25

Noninterest-bearing demand deposits	3,995,702			3,869,293
Other liabilities	147,236			147,381
Stockholders' equity	1,486,427			1,554,765
Total liabilities and stockholders' equity	$13,521,595			$12,886,460

Tax-equivalent net interest income and spread		$113,911	3.19%		$107,535	3.42%
Less: tax-equivalent adjustment		951			931
Net interest income		$112,960			$106,604

Interest income/earning assets			4.07%			3.67%
Interest expense/earning assets			0.54			0.15
Net interest margin			3.53%			3.52%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.47% and 25.64% for 2022 and 2021, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.0 million and $0.9 million in 2022 and 2021, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Interest Income
Excluding interest and fees associated with the PPP loan program, the Company's total tax-equivalent interest income increased 30% for the third quarter of 2022 compared to the prior year quarter. Interest and fees from the PPP loan program amounted to $0.3 million in the current quarter compared to $11.4 million in the prior year quarter. Average interest-earning assets rose 6% over the prior year quarter as average total loans grew 11% and average investment securities grew 24%. Excluding average PPP loan balances, average total loans grew 19% over the previous twelve months. Average total mortgage loans increased 28% as a result of the growth of the conventional 1-4 family mortgage loan portfolio in addition to the residential construction portfolio over the past twelve months. Average consumer loans, principally home equity loans and lines, declined 6% as a result of refinancing activity during the year.

The average yield on interest-earning assets improved to 4.07% for the current quarter compared to 3.67% for the same period of the prior year. Average yields on loans and investment securities for the current quarter increased by 21 and 12 basis points, respectively, compared to the prior year quarter, reflecting general market interest rates during the majority of the previous twelve months. The increase in the yield on investments was driven primarily by the increase in yields on taxable investments during the period.

Interest Expense
Interest expense increased 286% in the third quarter of 2022 compared to the third quarter of 2021. The increase from period to period was driven by the combination of the rise in interest expense on the cost of interest-bearing deposits and the significant increase in borrowing costs as a result of the increase in FHLB advances, in addition to the issuance of $200 million of subordinated debt late in the first quarter of 2022. The impact of the rise in rates resulted in the average rate on interest-bearing liabilities for the current quarter rising to 0.88% from 0.25% as compared to the prior year quarter. During this period, the composition of total average interest-bearing deposits shifted from money market deposits and core time deposits to savings and demand deposits accounts as consumers seek greater liquidity and greater deposit mobility in anticipation of rising rates. For the comparative period, average money market deposits and time deposits declined 8% and 1%, respectively, while average savings deposits and average demand deposits increased 12% and 1%, respectively. Average noninterest-bearing deposits increased to 37% of average deposits in the current quarter compared to 36% in the prior year’s third quarter. The primary cause of the increase in average noninterest-bearing deposits was the growth in core deposit relationships.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2022/2021	2022/2021
(Dollars in thousands)	2022	2021	$ Change	% Change
Securities gains	$2	$49	$(47)	(95.9)%
Gain/ (loss) on disposal of assets	(183)	—	(183)	N/M
Service charges on deposit accounts	2,591	2,108	483	22.9
Mortgage banking activities	1,566	4,942	(3,376)	(68.3)
Wealth management income	8,867	9,392	(525)	(5.6)
Insurance agency commissions	—	2,285	(2,285)	N/M
Income from bank owned life insurance	693	818	(125)	(15.3)
Bank card fees	438	1,775	(1,337)	(75.3)
Other income	2,908	3,025	(117)	(3.9)
Total non-interest income	$16,882	$24,394	$(7,512)	(30.8)

Total non-interest income decreased $7.5 million or 31% for the third quarter of 2022, compared to the prior year quarter. This decline is the cumulative result of the decrease in income from mortgage banking activities reflecting the impact of the economic environment, lower wealth management income driven by market performance, the decline in insurance commission income as a result of the previous quarter's disposition of the Company's insurance business, and reduced bankcard income due to regulatory restrictions on fee recognition.

Further detail by type of non-interest income follows:

•Service charges on deposit accounts increased 23% in the third quarter of 2022, compared to the third quarter of 2021, reflecting the impact of an increase in the current year's service charges on commercial demand deposit accounts and returned check transaction volume.

•Income from mortgage banking activities decreased by $3.4 million or 68% in the third quarter of 2022 as compared to the third quarter of 2021, reflecting the impact of reduced origination and refinancing volume, the result of increasing mortgage lending rates during the comparative period.
•Wealth management income declined 6% in the third quarter of 2022 compared to the third quarter of 2021, due to market volatility during the current quarter compared to the prior year quarter. Overall total assets under management decreased to $5.0 billion at September 30, 2022 compared to $5.7 billion at September 30, 2021.
•Income from bank owned life insurance declined 15% in the third quarter of 2022, compared to the third quarter of 2021 as a result of policy returns tied to deferred compensation plans.
•Bank card income decreased 75% in the third quarter of 2022, compared to the third quarter of 2021, as a result of the impact of regulatory restrictions on fee recognition for institutions that exceed $10 billion in assets, which became effective in the after the second quarter of the current year.
•Other income remained stable in the third quarter of 2022 compared to the third quarter of 2021.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2022/2021	2022/2021
(Dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$40,126	$38,653	$1,473	3.8%
Occupancy expense of premises	4,759	5,728	(969)	(16.9)
Equipment expense	3,825	3,214	611	19.0
Marketing	1,370	1,376	(6)	(0.4)
Outside data services	2,509	2,317	192	8.3
FDIC insurance	1,268	361	907	N/M
Amortization of intangible assets	1,432	1,635	(203)	(12.4)
Merger, acquisition and disposal expense	1	—	1	N/M
Professional fees and services	2,207	3,031	(824)	(27.2)
Other expenses	8,283	6,866	1,417	20.6
Total non-interest expense	$65,780	$63,181	$2,599	4.1

Total non-interest expense increased $2.6 million or 4% for the third quarter of 2022, compared to the prior year quarter, as a result of the rise in compensation costs and other expenses. The rise in compensation costs during the comparative period was the result of increases in salaries and incentive payments, partially mitigated by a decline in commission expense resulting from the disposition of the Company's insurance business. The primary cause of the increase in other non-interest expense was the accrual of $1.2 million for contingent earn-out compensation based on the performance of the 2020 acquisition of Rembert Pendleton Jackson. Excluding this accrual, non-interest expense increased 2% in the current quarter compared to the prior year quarter. The remaining categories of non-interest expense experienced modest increases or decreases with professional fees declining during the current quarter 27% compared to the prior year quarter as a result of lower consulting fees.

Further detail of significant changes in the levels of non-interest expense by category follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased 4% in the third quarter of 2022 compared to the same period of the prior year. The total compensation component increased $1.3 million or 4%, while benefit cost increased $0.1 million or 2%. Regular salaries represented $0.9 million of the increase in compensation, which was the result of staffing increases, merit increases and other adjustments, with the remainder driven by incentive cost.
•Occupancy and equipment expenses for the quarter decreased a combined 4% compared to the prior year quarter as a result of lower rental expense.
•FDIC insurance expense increased $0.9 million as a result of the Company becoming subject to different assessment guidelines that became effective beginning in mid-2021.
•Professional fees and services decreased 27% from the prior year quarter due to the decrease in utilization of consultant services.
•Amortization of intangible assets decreased primarily as a result of the decline in the amortization expense for the core deposit intangible asset recognized from previous acquisitions.
•Other non-interest expense increased 21% primarily as a result of the $1.2 million contingent earn-out compensation associated with the performance of RPJ and other basic operating costs as compared to the prior year. Excluding the earn-out compensation, other non-interest expense increased 2% during the comparative period.

Income Taxes
The Company had income tax expense of $11.6 million in the third quarter of 2022, compared to income tax expense of $19.1 million in the third quarter of 2021. The resulting effective tax rate was 25.7% for the third quarter of 2022 compared to an effective tax rate of 25.1% for the third quarter of 2021. The increase in the current year's effective tax rate is the result of pre-tax income containing a greater proportion of taxable income compared to the prior year period.

Non-GAAP Financial Measures

The GAAP efficiency ratio in the third quarter of 2022 increased to 50.66% compared to 48.23% for the third quarter of 2021. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio was 48.18% in the third quarter of 2022 compared to 46.67% in the third quarter of 2021. The change in the current year’s non-GAAP efficiency ratio compared to the prior year was the result of the decline in non-GAAP revenue coupled with the 3% growth in non-GAAP non-interest expense.

Pre-tax pre-provision net income decreased 6% for the current quarter compared to the prior year quarter due primarily to the decline in non-interest income and an increase in non-interest expense that was partially mitigated by the increase in net interest income.

For the quarter ended September 30, 2022, core earnings were $35.7 million ($0.80 per diluted common share), compared to $58.2 million ($1.23 per diluted common share) for the quarter ended September 30, 2021. ROA was 0.99% for the three months ended September 30, 2022 compared to 1.75% for the prior year quarter. For the three months ended September 30, 2022, the non-GAAP core ROA was 1.05% compared to 1.79% for the prior year quarter. ROTCE was 12.10% for the quarter ended September 30, 2022 compared to 19.56% for the third quarter of 2021. The non-GAAP core ROTCE was 12.86% for the quarter ended September 30, 2022 compared to 19.96% for the prior year quarter.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021
Pre-tax pre-provision net income:
Net income	$33,584	$56,976
Plus/ (less) non-GAAP adjustments:
Income tax expense	11,588	19,070
Provision/ (credit) for credit losses	18,890	(8,229)
Pre-tax pre-provision net income	$64,062	$67,817

Efficiency ratio (GAAP):
Non-interest expense	$65,780	$63,181

Net interest income plus non-interest income	$129,842	$130,998

Efficiency ratio (GAAP)	50.66%	48.23%

Efficiency ratio (non-GAAP):
Non-interest expense	$65,780	$63,181
Less/ (plus) non-GAAP adjustments:
Amortization of intangible assets	1,432	1,635
Merger, acquisition and disposal expense	1	—
Contingent payment expense	1,247	—
Non-interest expense - as adjusted	$63,100	$61,546

Net interest income plus non-interest income	$129,842	$130,998
Plus non-GAAP adjustment:
Tax-equivalent income	951	931
Less non-GAAP adjustment:
Securities gains	2	49
Loss on disposal of assets	(183)	—
Net interest income plus non-interest income - as adjusted	$130,974	$131,880

Efficiency ratio (non-GAAP)	48.18%	46.67%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021
Core earnings (non-GAAP):
Net income (GAAP)	$33,584	$56,976
Plus/ (less) non-GAAP adjustments (net of tax):
Amortization of intangible assets	1,076	1,211
Loss on disposal of assets	108	—
Investment securities gains	(2)	(36)
Contingent payment expense	929	—
Core earnings (non-GAAP)	$35,695	$58,151

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	44,780,560	47,086,824

Earnings per diluted common share (GAAP)	$0.75	$1.20
Core earnings per diluted common share (non-GAAP)	$0.80	$1.23

Core return on average assets (non-GAAP):
Average assets (GAAP)	$13,521,595	$12,886,460

Return on average assets (GAAP)	0.99%	1.75%
Core return on average assets (non-GAAP)	1.05%	1.79%

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,486,427	$1,554,765
Average goodwill	(363,436)	(370,223)
Average other intangible assets, net	(22,187)	(28,600)
Average tangible common equity (non-GAAP)	$1,100,804	$1,155,942

Return on average tangible common equity (non-GAAP)	12.10%	19.56%
Core return on average tangible common equity (non-GAAP)	12.86%	19.96%

FINANCIAL CONDITION
Total assets grew 9% to $13.8 billion at September 30, 2022, as compared to $12.6 billion at December 31, 2021. During this period, total loans increased by 13% to $11.2 billion at September 30, 2022, compared to $10.0 billion at December 31, 2021. Excluding PPP loans, total loans at September 30, 2022 increased $1.4 billion or 15%, as compared to December 31, 2021. Deposit increased 1% during 2022, as 6% growth in noninterest-bearing deposits was partially offset by the 1% decline in interest-bearing deposits. The growth in loans resulted in the loan to deposit ratio increasing to 104.4% at September 30, 2022 from 93.8% at December 31, 2021.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	September 30, 2022		December 31, 2021		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial investor real estate	$5,066,843	45.2%	$4,141,346	41.5%	$925,497	22.3%
Commercial owner-occupied real estate	1,743,724	15.5	1,690,881	17.0	52,843	3.1
Commercial AD&C	1,143,783	10.2	1,088,094	10.9	55,689	5.1
Commercial business	1,393,634	12.4	1,481,834	14.9	(88,200)	(6.0)
Total commercial loans	9,347,984	83.3	8,402,155	84.3	945,829	11.3
Residential real estate:
Residential mortgage	1,218,552	10.9	937,570	9.4	280,982	30.0
Residential construction	229,243	2.0	197,652	2.0	31,591	16.0
Consumer	423,034	3.8	429,714	4.3	(6,680)	(1.6)
Total residential and consumer loans	1,870,829	16.7	1,564,936	15.7	305,893	19.5
Total loans	$11,218,813	100.0%	$9,967,091	100.0%	$1,251,722	12.6

Total commercial loans, excluding PPP loans, grew by $1.1 billion or 14% since December 31, 2021. During this period, the Company generated commercial gross loan production of $3.2 billion, of which $2.1 billion was funded, offsetting $1.0 million in commercial loan run-off. During the first nine months of 2022, the funded commercial loan production increased 60% compared to $1.3 billion for the same period of the prior year. The growth in the commercial portfolio, excluding PPP loans, occurred in all commercial portfolios led by the $925 million or 22% growth in the investor owned commercial portfolio. Excluding PPP loans, commercial business loans increased 6%. The residential mortgage loan portfolio grew 30% as a greater number of conventional 1-4 family mortgages were retained to offset the run-off that occurred in the prior year. Consumer loans remained relatively unchanged from year-end 2021.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	September 30, 2022		December 31, 2021		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Available-for-sale debt securities:
U.S. treasuries and government agencies	$92,805	5.9%	$68,539	4.5%	$24,266	35.4%
State and municipal	276,939	17.4	326,402	21.7	(49,463)	(15.2)
Mortgage-backed and asset-backed	874,591	55.1	1,070,955	71.1	(196,364)	(18.3)
Total available-for-sale debt securities	1,244,335	78.4	1,465,896	97.3	(221,561)	(15.1)

Held-to-maturity debt securities:
Mortgage-backed and asset-backed	265,648	16.7	—	—	265,648	N/M
Total held-to-maturity debt securities	265,648	16.7	—	—	265,648	N/M

Other investments:
Federal Reserve Bank stock	38,826	2.5	34,097	2.3	4,729	13.9
Federal Home Loan Bank of Atlanta stock	37,793	2.4	6,392	0.4	31,401	N/M
Other	677	—	677	—	—	—
Total other investments	77,296	4.9	41,166	2.7	36,130	87.8
Total securities	$1,587,279	100.0%	$1,507,062	100.0%	$80,217	5.3

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. During the quarter ended March 31, 2022, the Company transferred certain debt securities from available-for-sale to held-to-maturity. The total amortized cost of debt securities transferred was $305.6 million with the associated fair value of $289.4 million and unrealized losses of $16.2 million at the date of transfer. The transfer occurred to lessen the impact on the Company's tangible common equity in contemplation of anticipated future increases in general market interest rates. At September 30, 2022, 99% of the investment portfolio was invested in Aaa/AAA or Aa/AA-rated securities. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. The duration of the portfolio increased to 4.9 years at September 30, 2022 compared to 4.3 years at December 31, 2021 as a result of the recent increase in market interest rates. The portfolio possesses low credit risk and provides a source of liquidity necessary to meet loan and operational demands.

Other Earning Assets
Residential mortgage loans held for sale decreased to $11.5 million at September 30, 2022, compared to $39.4 million at December 31, 2021, as a result of a decrease in origination volume during the period. The Company continues to sell a portion of its mortgage loan production in the secondary market. The aggregate of interest-bearing deposits with banks and federal funds sold decreased by $184.4 million at September 30, 2022 compared to December 31, 2021, as a result of providing a source of funding for loan growth during the period.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	September 30, 2022		December 31, 2021		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$3,993,480	37.2%	$3,779,630	35.6%	$213,850	5.7%
Interest-bearing deposits:
Demand	1,362,809	12.7	1,604,714	15.1	(241,905)	(15.1)
Money market savings	3,169,832	29.4	3,415,663	32.1	(245,831)	(7.2)
Regular savings	540,575	5.0	533,862	5.0	6,713	1.3
Time deposits of less than $250,000	1,289,642	12.0	910,464	8.6	379,178	41.6
Time deposits of $250,000 or more	393,148	3.7	380,398	3.6	12,750	3.4
Total interest-bearing deposits	6,756,006	62.8	6,845,101	64.4	(89,095)	(1.3)
Total deposits	$10,749,486	100.0%	$10,624,731	100.0%	$124,755	1.2

Deposits and Borrowings
Total deposits increased by 1% to $10.7 billion at September 30, 2022 from $10.6 billion at December 31, 2021. This growth was essentially the result of non-interest-bearing deposits, which grew 6% while interest-bearing deposits declined 1%. At September 30, 2022, interest-bearing deposits represented 63% of deposits with the remaining 37% in noninterest-bearing balances, compared to 64% and 36%, respectively, at December 31, 2021. The mix in interest-bearing deposits shifted during the period as the decline in money market deposits and demand deposits was offset by growth in the savings and time deposit categories. Growth of time deposits from December 31, 2021 through September 30, 2022 was driven by a $438.1 million increase in brokered time deposits while core time deposits declined $34.7 million, a result of rate sensitive attrition precipitated by customers seeking liquidity in anticipation of rising interest rates on deposit accounts.
Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity remained at $1.5 billion at September 30, 2022 compared to at December 31, 2021. During this period, the growth in retained earnings from net income was more than offset by the combination of the quarterly dividend distribution, the $134.5 million increase in the accumulated other comprehensive loss during the period as increased market interest rates reduced the value of the available-for-sale securities portfolio at September 30, 2022, and the $25.0 million in repurchased common stock. The ratio of average equity to average assets was 11.41% for the nine months ended September 30, 2022, as compared to 11.84% for the nine months ended September 30, 2021.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Regulatory Requirements
	September 30, 2022	December 31, 2021
Tier 1 leverage	9.33%	9.26%	4.00%

Common equity tier 1 capital to risk-weighted assets	10.18%	11.91%	4.50%

Tier 1 capital to risk-weighted assets	10.18%	11.91%	6.00%

Total capital to risk-weighted assets	14.15%	14.59%	8.00%

As of September 30, 2022, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The Company's total capital ratio declined at September 30, 2022 from December 31, 2021 as a result of commercial loan growth and an adjustment to risk weighted assets for unfunded commitments which occurred during the period. The impact of these events were partially offset by the issuance of $200 million in Tier 2 qualifying subordinated notes during March 2022. This debt issuance provided increased capacity for greater real estate lending and participation in the Company's stock repurchase program. The Tier 1 ratios decreased during the period as a result of loan growth, an adjustment for unfunded commitments and the stock repurchase program that was initiated in the second quarter of the current year. The increase in the leverage ratio was the result of Tier 1 capital growing at a faster rate than the average assets applied in the calculation. During 2020, the Company elected to apply the provisions of the CECL deferral transition in the determination of its risk-based capital ratios. At September 30, 2022, the impact of the application of this deferral transition provided an additional $12.5 million in Tier 1 capital and resulted in raising the common equity Tier 1 ratio by 10 basis points.

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

Tangible common equity declined $56.4 million from December 31, 2021 to September 30, 2022. At September 30, 2022, the ratio of tangible common equity to tangible assets has decreased to 7.98% compared to 9.21% at December 31, 2021. The decrease in the tangible common equity ratio was caused by a combination of the 5% decline in tangible common equity during the first nine months of 2022, the result of the $134.5 million increase in the accumulated other comprehensive loss, and the 10% growth in tangible assets.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	September 30, 2022	December 31, 2021
Tangible common equity ratio:
Total stockholders' equity	$1,451,862	$1,519,679
Goodwill	(363,436)	(370,223)
Other intangible assets, net	(21,262)	(25,920)
Tangible common equity	$1,067,164	$1,123,536

Total assets	$13,765,597	$12,590,726
Goodwill	(363,436)	(370,223)
Other intangible assets, net	(21,262)	(25,920)
Tangible assets	$13,380,899	$12,194,583

Outstanding common shares	44,644,269	45,118,930

Tangible common equity ratio	7.98%	9.21%
Tangible book value per common share	$23.90	$24.90
Book value per common share	$32.52	$33.68

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

The level of non-performing loans to total loans decreased to 0.40% at September 30, 2022 compared to 0.49% at December 31, 2021. Non-performing loans were $44.5 million at September 30, 2022 compared to $48.8 million at December 31, 2021. Loans placed on non-accrual during the current quarter amounted to $4.2 million compared to $5.7 million for the prior year quarter and $0.9 million for the second quarter of 2022. Loans greater than 90 days or more were $2.2 million at September 30, 2022 compared to $0.6 million at December 31, 2021.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights was $0.3 million at September 30, 2022 compared to $0.4 million at December 31, 2021.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the periods indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$14,038	$12,489
Commercial owner-occupied real estate	6,294	9,306
Commercial AD&C	—	650
Commercial business	7,198	8,420
Residential real estate:
Residential mortgage	7,514	8,441
Residential construction	—	55
Consumer	5,173	6,725
Total non-accrual loans	40,217	46,086

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	1,966	—
Residential real estate:
Residential mortgage	167	557
Residential construction	—	—
Consumer	34	—
Total 90 days past due loans	2,167	557

Restructured loans (accruing)	2,077	2,167
Total non-performing loans	44,461	48,810
Other real estate owned, net	739	1,034
Total non-performing assets	$45,200	$49,844

Non-accrual loans to total loans	0.36%	0.46%
Non-performing loans to total loans	0.40%	0.49%
Non-performing assets to total assets	0.33%	0.40%
Allowance for credit losses to non-accrual loans	318.94%	236.83%
Allowance for credit losses to non-performing loans	288.50%	223.61%

Allowance for Credit Losses - Loans
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

The provision for credit losses for the nine months ended September 30, 2022 was a charge of $23.6 million as compared to a credit of $47.1 million for the same period in 2021. The charge for credit losses for the current period that is directly attributable to the loan portfolio was $18.8 million. The current period provision expense also contains an adjustment of $4.8 million associated with unfunded loan commitments. For the nine months ended September 30, 2022, the provision for credit losses, compared to the prior year's credit to the provision, reflects the impact of the growth of the loan portfolio and the consideration of specific qualitative metrics, in addition to the probability and expected degree of severity of a recession. The credit to the provision for credit losses for the same period in 2021 predominantly reflected the results of the impact of the improved economic forecasts during the period.

At September 30, 2022, the allowance for credit losses was $128.3 million as compared to $109.1 million at December 31, 2021. The allowance for credit losses as a percent of total loans was 1.14% and 1.10% at September 30, 2022 and December 31, 2021, respectively. The allowance for credit losses represented 289% of non-performing loans at September 30, 2022 as compared to 224% at December 31, 2021. The allowance attributable to the commercial portfolio represented 1.25% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.61%. With respect to the total commercial portion of the allowance, 21% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 1.78%. The allowance coverage ratio for the investor real estate portfolio increased to 1.27% at September 30, 2022 compared to 1.09% at December 31, 2021 as a result of portfolio growth. The ratio of the allowance attributable to AD&C loans was 1.47% at the end of the current quarter, compared to 1.87% at December 31, 2021. This decline in the allowance ratio was predominantly the result of shorter weighted average remaining life of loans in this portfolio.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where the Company determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 43% of the total allowance being attributable to the historical performance of the portfolio while 57% of the allowance is attributable to the collective qualitative factors applied to determine the allowance.

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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $29.9 million, with individual allowances of $6.5 million against those loans at September 30, 2022.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Excluding the PPP loans, commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at both September 30, 2022 and at December 31, 2021, respectively. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

The following table presents an allocation of the allowance for credit losses by portfolio as of each period end. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate credit losses; however, the allocation does not restrict the usage of the allowance for any specific loan category.

(In thousands)	September 30, 2022		December 31, 2021
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$64,169	45.2%	$45,289	41.5%
Commercial owner-occupied real estate	11,099	15.5	11,687	17.0
Commercial AD&C	16,847	10.2	20,322	10.9
Commercial business	24,826	12.4	23,170	14.9
Total commercial	116,941	83.3	100,468	84.3
Residential real estate:
Residential mortgage	8,063	10.9	5,384	9.4
Residential construction	1,226	2.0	1,048	2.0
Consumer	2,038	3.8	2,245	4.3
Total residential and consumer	11,327	16.7	8,677	15.7
Total allowance for credit losses - loans	$128,268	100.0%	$109,145	100.0%

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2022	December 31, 2021
Balance, January 1	$109,145	$165,367
Provision/ (credit) for credit losses - loans	18,773	(45,556)
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	—	(5,802)
Commercial owner-occupied real estate	—	(136)
Commercial AD&C	—	(2,007)
Commercial business	(716)	(4,069)
Residential real estate:
Residential mortgage	(130)	—
Residential construction	—	—
Consumer	(183)	(299)
Total charge-offs	(1,029)	(12,313)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	319	285
Commercial owner-occupied real estate	22	—
Commercial AD&C	—	—
Commercial business	786	565
Residential real estate:
Residential mortgage	27	410
Residential construction	8	5
Consumer	217	382
Total recoveries	1,379	1,647
Net charge-offs	350	(10,666)
Balance, period end	$128,268	$109,145

Annualized net charge-offs to average loans	0.00%	0.11%
Allowance for credit losses on loans to loans	1.14%	1.10%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2022	1.53%	1.28%	1.03%	0.53%	(0.94%)	(2.29%)	(4.52%)	N/A
December 31, 2021	8.61%	6.53%	4.80%	2.16%	N/A	N/A	N/A	N/A

As reflected in the table above, the measures of net interest income at risk at September 30, 2022 declined in every rising interest rate change scenario compared to December 31, 2021. As the table indicates, in each interest rate environment, net interest income sensitivity decreased compared to December 31, 2021. The change in the net interest income at risk is the result of a decrease in asset sensitivity due to fixed rate loan growth as market rates rose, the increase in borrowed funds, a decrease in interest-bearing deposits with banks and the increase in non-interest bearing deposits. At September 30, 2022, all measures remained well within prescribed policy limits. The table also indicates that should the interest rate environment decline, net interest income would be reduced. This potential reduction in net interest income could occur because of the current low level of deposit rates and those rates being unable to reprice lower as current asset yields decline.

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2022	(19.33%)	(14.69%)	(9.80%)	(4.87%)	5.02%	9.89%	14.05%	N/A
December 31, 2021	(10.29%)	(6.18%)	(2.16%)	0.05%	N/A	N/A	N/A	N/A

Overall, the measure of the economic value of equity ("EVE") at risk shifted significantly in all scenarios from December 31, 2021 to September 30, 2022. The increase in the risk associated with EVE during the period was primarily the result of reduced asset market values of loans and investments driven by the increase in the interest rate environment during period coupled with a reduced level of lower rate deposits.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2022.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits, to be a relatively stable funding source. Core deposits equaled 79% of total interest-earning assets at September 30, 2022. The Company’s growth and mortgage banking activities are also additional considerations when evaluating liquidity requirements. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At September 30, 2022, the Company’s liquidity and funds availability provides it with flexibility in funding loan demand and other liquidity demands.

The Company also has external sources of funds available that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the FHLB and the Federal Reserve Bank. At September 30, 2022, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.3 billion. FHLB availability based on pledged collateral at September 30, 2022 amounted to $2.5 billion, with $840.0 million outstanding against it. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $734.7 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2022. In addition, the Company had unsecured lines of credit with correspondent banks of $1.4 billion with $115.0 million outstanding at September 30, 2022. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2022.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of September 30, 2022, the Bank could have declared a dividend of up to $140.9 million to Bancorp. At September 30, 2022, Bancorp had liquid assets of $83.0 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Commercial real estate development and construction	$773,004	$621,725
Residential real estate-development and construction	837,892	885,806
Real estate-residential mortgage	40,505	54,072
Lines of credit, principally home equity and business lines	2,382,441	2,096,874
Standby letters of credit	75,391	70,642
Total commitments to extend credit and available credit lines	$4,109,233	$3,729,119

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

As of September 30, 2022, the total reserve for unfunded commitments was $5.1 million and is accounted for in other liabilities in the Condensed Consolidated Statements of Financial Condition. See Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. The Company repurchased no shares of its common stock during the quarter ended September 30, 2022. Under the current authorization common stock with a total value of up to $25.0 million remains available to be repurchased.

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

Date: November 4, 2022

By: /s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: November 4, 2022