Form 10-K
period 2022-12-31
SANDY SPRING BANCORP INC
filed 2023-02-21
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion, based on the closing sales price of $39.07 per share of the registrant's Common Stock on June 30, 2022.

The number of outstanding shares of common stock outstanding as of February 17, 2023.
Common stock, $1.00 par value – 44,674,054 shares

Documents Incorporated By Reference
Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2023 (the "Proxy Statement").
-----------------------------------
*The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Annual Report Form 10-K, as well as other periodic reports filed with the Securities and Exchange Commission, and written or oral communications made from time to time by or on behalf of Sandy Spring Bancorp, Inc. and its subsidiaries, may contain statements relating to future events or our future results that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of this report and the following:
•changes in general business and economic conditions nationally or in the markets that we serve;
•changes in consumer and business confidence, investor sentiment, or consumer spending or savings behavior;
•changes in the level of inflation;
•changes in the demand for loans, deposits and other financial services that we provide;
•the possibility that future credit losses may be higher than currently expected;
•the impact of the interest rate environment on our business, financial condition and results of operations;
•the impact of compliance with changes in laws, regulations and regulatory interpretations, including changes in income taxes;
•changes in credit ratings assigned to us or our subsidiaries;
•the ability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, any business combinations;
•competitive pressures among financial services companies;
•the ability to attract, develop and retain qualified employees;
•our ability to maintain the security of our data processing and information technology systems;
•the impact of changes in accounting policies, including the introduction of new accounting standards;
•the impact of judicial or regulatory proceedings;
•the impact of fiscal and governmental policies of the United States federal government;
•the impact of health emergencies, epidemics or pandemics;
•the effects of climate change; and
•the impact of natural disasters, extreme weather events, military conflict, terrorism or other geopolitical events.

Forward-looking statements speak only as of the date of this report. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

PART I

Item 1. BUSINESS

General
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank. Throughout this report, references to the “Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Sandy Spring Bancorp, Inc. and its subsidiaries. “Bancorp” refers solely to the parent holding company, and the “Bank” refers solely to Bancorp’s subsidiary bank, Sandy Spring Bank.

Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Bancorp began operating in 1988 while Sandy Spring Bank traces its origin to 1868, making it among the oldest banking institutions in the region. We offer a broad range of commercial and retail banking, mortgage, private banking and trust services at over 50 locations throughout central Maryland, northern Virginia, and Washington D.C. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. We are an Affirmative Action/Equal Opportunity Employer.

The Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its trust department and its subsidiaries, West Financial Services, Inc. ("West Financial") and SSB Wealth Management, Inc. (d/b/a Rembert Pendleton Jackson, "RPJ"), Sandy Spring Bank offers a comprehensive menu of investment management services.

Our principal executive office is located at 17801 Georgia Avenue, Olney, Maryland 20832, and our telephone number is 301-774-6400.

Availability of Information
This report is not part of the proxy materials for our annual meeting of shareholders; it is provided along with the annual proxy statement for convenience of use and as an expense control measure. The Company makes available through the Investor Relations area of our website, at www.sandyspringbank.com, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Access to these reports is provided by means of a link to a third-party vendor that maintains a database of such filings. In general, we intend that these reports be available as soon as practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). Technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings are also available through the SEC’s EDGAR system. There is no charge for access to these filings through either our website or the SEC’s website.

Market and Economic Overview
We are headquartered in Montgomery County, Maryland and conduct business primarily in central Maryland, northern Virginia and Washington D.C. Our footprint serves the Washington metropolitan area, which is historically one of the country’s most economically successful regions. The region’s economic strength and stability is due to the region’s significant federal government presence and strong growth in the business and professional services sector. The proximity to numerous armed forces installations in Maryland, including the United States Cyber Command in Ft. Meade, Maryland, together with a strategic location between two of the country’s leading ports – the Port of Baltimore and the Port of Norfolk – and proximity to numerous interstates and railways have provided opportunities for growth in a variety of areas, including logistics and transportation.

According to the U.S. Census Bureau, the region is home to five of the top ten most highly educated counties in the nation and five of the top ten most affluent counties, as measured by household income. Our geographical location provides access to key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor. While the region is experiencing the economic effects of supply chain disruptions and inflation, the region’s unemployment rate continues to remain below the national average as the region has the benefit of a highly trained and educated workforce concentrated in government and white-collar service businesses. These factors, along with the ability of the regional infrastructure to support remote working, have provided a greater amount of resiliency in the face of the impact of the pandemic on the overall employment metrics for our market/region.

Both globally and within the United States, the lingering effects of the COVID-19 pandemic have resulted in various negative impacts, a disruption to economic and commercial activity and inflationary pressures coupled with rising interest rates. While the local economy in which we operate began to strengthen and improve in post-pandemic 2021, recessionary pressures began to build during 2022 that have reduced consumer confidence and suppressed the rate of economic improvement. Our business opportunities may be tempered by concerns such as employment opportunities, the effects of the remote workplace, the impact of inflation, the effect of current and proposed government stimulus, wage growth and the strength of the dollar. Volatility in global economic markets, continued domestic political turmoil and various episodes of geopolitical unrest continue to provide a degree of uncertainty in the financial markets.

Loan Products
We currently offer a complete menu of loan products primarily in our identified market footprint that are discussed in detail below and on the following pages. These following sections should be read in conjunction with the section “Credit Risk” on page 56 of this report.

Commercial Loans
Included in this category are commercial real estate loans, commercial construction loans and commercial business loans. Our commercial loan clients represent a diverse cross-section of small to mid-size local businesses within our market footprint, whose owners and employees are often established Bank customers. Such banking relationships are a natural business for us, with our long-standing community roots and extensive experience in serving and lending to this market segment.

Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Collateral generally is required to provide us with an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower, but generally may include real estate, accounts receivable, inventory, equipment or other assets. Loans also may be supported by personal guarantees from the principals of the commercial loan borrowers. The financial condition and cash flow of commercial borrowers are closely monitored through the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. A risk rating system is applied to the commercial loan portfolio to measure credit risk and differentiate the level of risk posed by individual credits. We have no commercial loans to borrowers in similar industries that exceed 10% of total loans.

During 2021 and 2020, we participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), which provided forgivable loans to small businesses to enable them to maintain payroll, hire back employees who have been laid off, and cover applicable overhead. These loans are fully guaranteed by the SBA and eligible for full forgiveness when the proceeds are utilized for certain payroll and other expenses under guidelines provided by the SBA. Loans that do not meet the forgiveness criteria enter a repayment period of 2 or 5 years. We originated 8,574 PPP loans for a total of $1.6 billion. At December 31, 2022, loans totaling $1.5 billion have been forgiven and an additional $53.0 million have been repaid by borrowers. The remaining outstanding principal balance of PPP loans, net of deferred origination fees, at December 31, 2022 was $12.8 million.

Included in commercial loans are loan participations acquired from other lenders. The risks associated with purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. We also sell loan participations as part of our credit risk management and asset/liability management strategy. At December 31, 2022, other financial institutions had $296.2 million in outstanding commercial and commercial real estate loan participations sold by the Company. In addition, at December 31, 2022, the Company had $202.3 million in outstanding commercial and commercial real estate loan participations purchased from other lenders.

Commercial Real Estate
Our commercial real estate loans consist of both loans secured by owner-occupied properties and nonowner-occupied properties ("investor real estate loans"). The commercial real estate categories contain mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Commercial real estate loans secured by owner-occupied properties are based upon the borrower’s financial condition and the ability of the borrower and the business to provide for repayment. Investor real estate loans secured by nonowner-occupied properties involve investment properties for multi-family, warehouse, retail, and office space with a history of occupancy and cash flow. We seek to reduce the risks associated with commercial mortgage lending by generally lending in our market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform loan reviews. It is also our general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective. Interest rate risks are managed by using either floating interest rates or by fixing rates that reset at the end of the first five years then convert to a margin-adjusted applicable index. While loan amortizations may be approved for up to 360 months, each loan generally has a call provision (maturity date) of five to ten years. An additional portion of the commercial real estate lending business extends to providing commercial construction financing owner-occupied properties as well as non-owner occupied properties. Construction lending on these properties is based upon the provision for repayment based on cash flow, collateral values and loan-to-value ratios. Typically, these loans have guarantees, an amount of owner equity in the project and an assessment of economic feasibility and viability related to each project. Terms of each loan are based upon current pricing and the extent of the project. At December 31, 2022, 61% of the commercial construction loan portfolio is for the construction of owner-occupied properties as well as non-owner occupied properties

Commercial acquisition, development and construction ("AD&C") loans to residential builders, are either made for the construction of residential homes with an existing binding sales contract where the prospective buyers have been pre-qualified for permanent mortgage financing by a lenders, or homes that are built by residential builders in anticipation of a future sale. Lending to builders that may engage in speculative home construction is managed through strict monitoring of their respective volumes of speculative units under construction as compared to those that are presold to prospective buyers, in addition to lending to builders/developers with the proven ability, based on past history, to manage their construction inventory during volatile economic cycles. Loans for the development of residential land are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to us. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, which is typically a minimum of eighteen months to three years.

We primarily lend for AD&C in local markets that are familiar and understandable, work selectively with top-quality builders and developers, and require substantial equity from our borrowers. The underwriting process is designed to confirm that the project will be economically feasible and financially viable; projects are generally evaluated as though we will provide permanent financing. Our portfolio growth objectives do not include projects lacking reasonable proportionate sharing of risk. Development and construction loans are secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, we consider the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information.

Commercial Business Loans
We also originate commercial business loans. Commercial term loans are made to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt. We generally require a first lien position on all collateral and require guarantees from owners having at least a 10% interest in the involved business. Interest rates on commercial term loans are generally floating or fixed for a term not to exceed seven years. Management monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial business loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually, depending on the degree to which we desire information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by our policy, would be an 80% advance on the lesser of appraised value or recent sales price on commercial property, an

80% or less advance on eligible receivables, a 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees. Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager. Whenever appropriate and available, we seek governmental loan guarantees, such as the SBA's loan programs, to reduce risks.

Commercial lines of credit are granted to finance a business borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against increasing loan volumes and diminishing collateral values. Commercial lines of credit are generally revolving in nature and require close scrutiny. We generally require at least an annual out of debt period (for seasonal borrowers) or regular financial information (monthly or quarterly financial statements, borrowing base certificates, etc.) for borrowers with more growth and greater permanent working capital financing needs. Advances against collateral value are limited. Lines of credit and term loans to the same borrowers generally are cross-defaulted and cross-collateralized. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate.

Residential Real Estate Loans
The residential real estate category contains loans principally to consumers secured by residential real estate. Loans for residential real estate may carry either a fixed rate of interest or an adjustable rate over the life of loan. Adjustable rate mortgage (“ARM”) loans have a 30 year amortization period with a fixed rate of interest for the first five, seven or ten years, re-pricing semiannually or annually thereafter at a predetermined spread to an index. Our residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan or by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral. The residential real estate portfolio includes both conforming and non-conforming mortgage loans.

Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by government-sponsored entities (“GSEs”), including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”), which serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less or have mortgage insurance to insure down to 80%, and are made to borrowers in good credit standing. In recent years, we have sold the majority of new mortgage loan production in the secondary market. For any loans retained by us, title insurance insuring the priority of our mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans is required. Borrowers may be required to advance funds with each monthly payment of principal and interest to a loan escrow account from which we make disbursements for items such as real estate taxes and mortgage insurance premiums. Appraisers approved by us appraise the properties securing substantially all of our residential mortgage loans.

Non-conforming mortgage loans represent loans that generally are not saleable in the secondary market to the GSEs for inclusion in conventional mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. We originate non-conforming loans for our own portfolio and for sale to third-party investors, usually large mortgage companies, under commitments by the mortgage company to purchase the loans subject to compliance with pre-established investor criteria. Non-conforming loans generated for sale include loans that may not be underwritten using customary underwriting standards. These loans typically are held after funding for thirty days or less, and are included in residential mortgages held for sale. We may sell both conforming and non-conforming loans on either a servicing released or servicing retained basis.

We make residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwelling. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable. Loans to individuals for the construction of primary personal residences are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of twelve to eighteen months.

We attempt to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market.

Consumer Loans
Consumer lending continues to be important to our full-service, community banking business. This category of loans includes primarily home equity loans and lines, installment loans and personal lines of credit.

The home equity category consists mainly of revolving lines of credit to consumers that are secured by residential real estate. Home equity lines of credit and other home equity loans are originated by us for typically up to 85% of the appraised value, less the amount of any existing prior liens on the property. While home equity loans have maximum terms of up to twenty years and interest rates are generally fixed, home equity lines of credit have maximum terms of up to ten years for draws and thirty years for repayment, and interest rates are generally adjustable. We secure these loans with mortgages on the homes (typically a second mortgage). Purchase money second mortgage loans originated by us have maximum terms ranging from ten to thirty years. Home equity lines are generally governed by the same lending policies and subject to the same credit risk as described for residential real estate loans.

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

Consumer installment loans are generally offered for terms of up to six years at fixed interest rates. Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all of these loans, unless the borrower has substantial other assets and income. We also make other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. The majority of outstanding unsecured loans usually do not exceed $50 thousand and have a term of no longer than 36 months.

Deposit Activities
Subject to our Asset/Liability Committee (the “ALCO”) policies and current business plan, we seek to maintain deposit market share within our primary markets while managing funding costs to preserve the net interest margin.

One of our primary objectives as a community bank is to develop long-term, multi-product customer relationships from our comprehensive menu of financial products. To that end, the lead product to develop such relationships is typically a deposit product. We rely primarily on core deposit growth to fund long-term loan growth.

Treasury Activities
Our treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds and long-term debt, and is responsible for all facets of our interest rate risk management, which includes the pricing of deposits consistent with conservative interest rate risk and liquidity practices. Our objective is to achieve the maximum level of consistent earnings over the long term, while minimizing interest rate risk, credit risk and liquidity risk and optimizing capital utilization. We invest primarily in U.S. Treasury and Agency securities, U.S. Agency mortgage-backed and asset-backed securities (“MBS”), U.S. Agency collateralized mortgage obligations (“CMO”), municipal bonds and, to a minimal extent, corporate bonds. Treasury strategies and activities are overseen by ALCO and our Investment Committee, which reviews all investment and funding transactions.

The primary objective of the investment portfolio is to provide appropriate liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk (99% of the fixed income portfolio is rated AA or above). Liquidity is also provided by secured lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve Bank, and to a lesser extent, unsecured lines of credit with correspondent banks.

Borrowing Activities
We use lines of credit to address overnight and short-term funding needs, match-fund loan activity and lock in attractive rates. Borrowing sources include federal funds purchased, FHLB advances, retail repurchase agreements and long-term debt. FHLB borrowings typically carry rates at varying spreads from the Secured Overnight Funding Rate ("SOFR") rate or treasury yield curve for the equivalent term because they may be secured with investments or high quality loans. Federal funds purchased, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. Bancorp issued $175 million of subordinated debt in November 2019 and $200 million of subordinated debt in March 2022. These debt issuances provided capital to support future growth. A portion of the proceeds from the 2019 issuance funded the 2021 redemptions of higher priced debt that was assumed through acquisitions. Our outstanding subordinated debt is considered Tier 2 capital under current regulatory guidelines.

Human Capital
Our vision is to be recognized as an outstanding financial services company creating remarkable experiences for our clients, employees, shareholders, and communities. Attracting, retaining and developing qualified employees and providing them with a remarkable employee experience is a key to providing a remarkable client experience and is an important contributor to our success.

The Board of Director, assisted by its Compensation Committee, oversees our human capital management strategy, including initiatives on diversity, equity and inclusion, employee well-being and engagement.

Employee Profile
The following table summarizes our workforce at December 31, 2022:

Full-time employees	1,134
Part-time employees	33
Temporary employees	2
Total employees	1,169

Diversity, Equity and Inclusion
We are committed to a diverse and inclusive workplace where all backgrounds, experiences, interests and skills are respected, appreciated and encouraged. Our efforts to build and maintain a diverse workforce include expanding our recruiting efforts to reach diverse student populations and using digital tools to increase the visibility of job postings among underrepresented job seekers, including veterans, individuals with disabilities, older workers and other historically underrepresented communities. We are focused on developing resources and programs to build a diverse pipeline of leaders and ensure that every person at the Company has access to opportunities to learn and grow.

Our workforce reflects the diversity of the communities we serve. As of December 31, 2022, approximately 57 percent of employees were women and 38 percent self-identified as people of color. Growing the diversity of our management and executive roles is an important component of our diversity and inclusion strategy. As of December 31, 2022, approximately 51 percent of employees in managerial roles were women and 28 percent self-identified as people of color, and approximately 28 percent of officers who are senior vice president level and above were women and 11 percent self-identified as people of color.

Talent Acquisition
Our demand for qualified candidates grows as our business grows. We attract talented individuals with a combination of competitive pay and benefits. Our minimum wage for entry-level positions, following a brief training period, is $17.00 per hour. Through systematic talent management, career development and succession planning, we are striving to source a larger percentage of candidates internally.

Professional Development
Our performance management program is an interactive practice that engages employees through monthly coaching sessions with their manager, annual reviews, and annual goal setting. We offer a variety of programs to help employees learn new skills, establish and meet personalized development goals, take on new roles and become better leaders.

Employee Engagement
We recognize that employees who are involved in, enthusiastic about and committed to their work and workplace contribute meaningfully to our success. On a regular basis, we solicit employee feedback through a confidential, company-wide survey on culture, management, career opportunities, compensation, and benefits. The results of this survey are reviewed with the board of directors and are used to update employee programs, initiatives, and communications. We have a number of other engagement initiatives, including quarterly town hall meetings with our Chief Executive Officer and other senior leaders, and utilize a number of recognition programs to reward employees for their efforts.

Compensation and Total Rewards
We provide a competitive total compensation package that is designed to attract, retain and motivate employees who will help drive our long-term success. All employees who do not participate in a specific incentive plan have the opportunity to receive an annual cash bonus based on our results. We strive to pay employees fairly based on market data, experience and how they perform in their roles and regularly benchmark against industry peers to remain competitive.

In 2022, all employees (other than executive officers) received a special bonus of up to $1,000 to help offset the impact of inflation.

Our benefits program includes a 401(k) plan with an employer match, a variety of health insurance plans, flexible spending and dependent care accounts, employer-paid life insurance, an employee stock purchase plan that enables employees to purchase up to $25,000 of Company stock per year at a 15% discount to the market price, and tuition assistance.

Health, Safety and Wellness
We understand that to get the best from our employees, we need to support their day-to-day needs for home, family, health and wellness. Benefits include paid time off (including parental and adoption leave), mental health support, and a wellness program that offers financial rewards to employees who adopt healthy habits and participate in wellness education and health screens.

Our commitment to health and well-being has driven our return to office strategy following the COVID-19 pandemic. We have adopted a flexible workforce model that designates roles as remote, on-site or hybrid (providing employees the ability to split their time between working in the office and from home) based on job responsibilities and requirements.

Succession Planning
We are focused on facilitating internal succession by fostering internal mobility, enhancing our talent pool through professional development programs, structuring our training program to teach skills for 21st century banking, and expanding opportunities through structured diversity and inclusion initiatives.

Competition
Our principal competitors for deposits are other financial institutions, including other banks, credit unions, and savings institutions, doing business in our primary market area of central Maryland, northern Virginia and Washington D.C. Competition among these institutions is based primarily on interest rates and other terms offered, product offerings, service charges imposed on deposit accounts, the quality of services rendered, the convenience of banking facilities, and online and mobile banking functionality. Additional competition for depositors' funds comes from money market funds, mutual funds, U.S. Government securities, and private issuers of debt obligations and suppliers of other investment alternatives for depositors such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

The banking business in central Maryland, northern Virginia and Washington D.C. generally, and our primary service areas specifically, are highly competitive with respect to both loans and deposits. We compete with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide-ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services, such as international banking, that are not offered directly by us (but are available indirectly through correspondent institutions), and, by virtue of their larger total capitalization, such banks have substantially higher legal lending limits, which are based on bank capital, than we do. We can arrange loans in excess of our lending limit, or in excess of the level of risk we desires to take, by arranging participations with other banks. The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies.

West Financial, located in McLean, Virginia, and RPJ, located in Falls Church, Virginia, are asset management and financial planning companies. West Financial and RPJ face competition primarily from other investment management firms, financial planners, and banks.

Monetary Policy
We are affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The Federal Reserve influences interest rates by establishing a target range for the federal funds rate. Other techniques available to the Federal Reserve Board are engaging in open market transactions of U.S. Government securities (quantitative easing or tightening), changing the discount rate and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall level of economic activity, including demand for bank loans. Their use may also affect interest rates charged on loans and paid on deposits.

Regulation, Supervision, and Governmental Policy
The following is a brief summary of certain statutes and regulations that significantly affect us. A number of other statutes and regulations may affect us but are not discussed in the following paragraphs.

Bank Holding Company Regulation
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

Prior to acquiring control of Bancorp or the Bank, any company must obtain approval of the Federal Reserve. For purposes of the Holding Company Act, “control” is defined as ownership of 25% or more of any class of voting securities of Bancorp or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of Bancorp or the Bank.

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

In general, a bank holding company that qualifies as a financial holding company under federal banking law may engage in an expanded list of non-bank activities. Non-bank and financially related activities of bank holding companies, including companies that become financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve. Bancorp is not a financial holding company, but may choose to become one in the future.

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

The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies that require bank holding companies to maintain specified minimum ratios of capital to total average assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.”

The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that Bancorp’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with Bancorp’s capital needs, asset quality, and overall financial condition.

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

The Federal Reserve regularly examines the operations and condition of the Bank, including, but not limited to, its capital adequacy, liquidity, asset quality, regulatory compliance, and management practices. These examinations are for the protection of the Bank’s depositors and the Deposit Insurance Fund. In addition, the Bank is required to furnish quarterly and annual reports to the Federal Reserve. The Federal Reserve’s enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

The Federal Reserve has adopted regulations regarding capital adequacy, which require member banks to maintain specified minimum ratios of capital to total average assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.” Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to Bancorp. See Note 11 – Stockholders’ Equity in the Notes to the Consolidated Financial Statements.

The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Bancorp and other affiliates, and on investments in their stock or other securities. These restrictions prevent Bancorp and the Bank’s other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third parties. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to Bancorp and as to any other affiliate to 10% of the Bank’s capital and surplus and as to Bancorp and all other affiliates together to an aggregate of 20% of the Bank’s capital and surplus. Certain exemptions to these limitations apply to extensions of credit and other transactions between the Bank and its subsidiaries. These regulations and restrictions may limit Bancorp’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

Under Federal Reserve regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the guidelines. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The FDIC uses a risk-based pricing system to determine assessment rates, which currently range from 2.5 to 42 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment. Deposit insurance assessments are based on total average assets, excluding PPP loans, less average tangible common equity. The FDIC has authority to increase insurance assessments. Management cannot predict what insurance assessment rates will be in the future.

We became subject to the interchange restrictions as of July 1, 2022. Interchange fees, or “swipe” fees, are fees that merchants pay to credit card companies and debit card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that a non-exempt issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, card issuers and networks are prohibited from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing.

Consumer Financial Protection Laws and Enforcement
We must comply with various federal and state consumer protection laws and regulations with respect to the consumer financial products and services that we provide. We are subject to regulation by the Consumer Financial Protection Bureau (“CFPB”), which is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.

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

The CFPB is also authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties.

Regulation of Registered Investment Advisor Subsidiaries.
West Financial and RPJ are investment advisors registered with the SEC under the Investment Advisors Act of 1940. In this capacity, West Financial and RPJ are subject to oversight and inspection by the SEC. Among other things, registered investment advisors like West Financial and RPJ must comply with certain disclosure obligations, advertising and fee restrictions and requirements relating to client suitability and custody of funds and securities. Registered investment advisors are also subject to anti-fraud provisions under both federal and state law.

Regulatory Capital Requirements
The Federal Reserve establishes capital and leverage requirements for Bancorp and the Bank. Specifically, Bancorp and the Bank are subject to the following minimum capital requirements: (1) a leverage ratio of 4%; (2) a Common Equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%; (3) a Tier 1 risk-based capital ratio of 6%; and (4) a total risk-based capital ratio of 8%.

CET1 capital consists solely of common stock plus related surplus and retained earnings, adjusted for goodwill, intangible assets and the related deferred taxes. Additional Tier 1 capital may include other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock, if applicable. Capital rules also permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in CET1 capital, subject to certain restrictions. Tier 2 capital consists of unsecured instruments that are subordinated to deposits and general creditors and have a minimum original maturity of at least five years, among other requirements, plus instruments that the rule has disqualified from Tier 1 capital treatment. Instruments that are included in Tier 2 capital, but have a maturity of less than five years, must be ratably discounted over their remaining life until they reach maturity.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” of 2.5 percent on top of its minimum risk-based capital requirements. This buffer must consist solely of CET1 capital and the buffer applies to all three measurements: CET1 capital, Tier 1 capital and total capital.

Supervision and Regulation of Mortgage Banking Operations
Our mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”) and Fannie Mae with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders are required annually to submit audited financial statements to Fannie Mae, FHA and VA. Each of these regulatory entities has its own financial requirements. We are also subject to examination by Fannie Mae, FHA and VA to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Fair Housing Act, the Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Our mortgage banking operations are also affected by various state and local laws and regulations and the requirements of various private mortgage investors.

Community Reinvestment
Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (1) lending, to evaluate the institution’s record of making loans in its assessment areas; (2) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (3) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of the community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank was assigned a “satisfactory” rating as a result of its last CRA examination.

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

Other Laws and Regulations
Some of the aspects of our lending and deposit business that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. In addition, we are subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

We are also subject to the Gramm-Leach-Bliley Act (the “GLBA”) and its implementing regulations and guidance. Among other things, the GLBA (i) imposes certain limitations on the ability to share consumers’ nonpublic personal information with non-affiliated third-parties and (ii) requires certain disclosures to consumers about information collection, sharing, and security practices and their right to “opt out” of the institution’s disclosure of their personal financial information to non-affiliated third-parties (with certain exceptions).

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

Executive Officers (as of December 31, 2022)

Executive Officer	Recent Work Experience	Years of Service	Age
Daniel J. Schrider President and Chief Executive Officer	President since March 2008 and Chief Executive Officer since January 2009.	33	58
Phillip J. Mantua Executive Vice President and Chief Financial Officer	Chief Financial Officer since October 2004	23	64
R. Louis Caceres Executive Vice President and Chief Wealth Officer	Chief Wealth Officer since 2002.	23	60
Kenneth C. Cook Executive Vice President and President of Commercial Banking	President of Commercial Banking since April 2020. Previously co-Chief Executive Officer of Revere Bank.	3	63
Gary J. Fernandes Executive Vice President and Chief Human Resources Officer	Chief Human Resources Officer since May 2021. Previously, Director of Human Resources.	8	54
Aaron M. Kaslow Executive Vice President, General Counsel and Chief Administration Officer	General Counsel since July 2019 and Chief Administrative Officer since May 2022. Previously a partner at Kilpatrick Townsend & Stockton LLP.	3	58
Ronda M. McDowell Executive Vice President and Chief Operations Officer	Chief Operations Officer since May 2021. Previously Chief Credit Officer since November 2013.	26	58
Joseph J. O'Brien, Jr. Executive Vice President and Chief Banking Officer	Chief Banking Officer since 2021. Previously Executive Vice President for Commercial and Retail Banking since January 2011.	15	59
John D. Sadowski Executive Vice President and Chief Information Officer	Chief Information Officer since March 2009	14	59
Kevin Slane Executive Vice President and Chief Risk Officer	Chief Risk Officer since May 2018. Previously Director of Enterprise Risk Management at Hancock Whitney Bank.	5	63

Item 1A. RISK FACTORS

Investing in our common stock involves risks, including the possibility that the value of the investment could fall substantially and that dividends or other distributions could be reduced or eliminated. Investors should carefully consider the following risk factors before making an investment decision regarding our stock. The risk factors may cause our future earnings to be lower or our financial condition to be less favorable than expected, which could adversely affect the value of, and return on, an investment in the Company. In addition, other risks that we are not aware of, or which are not believed to be material, may cause earnings to be lower, or may deteriorate the financial condition of the Company. Consideration should also be given to the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into this Form 10-K.

Risks Related to the Economy, Financial Markets, Interest Rates and Liquidity

The geographic concentration of our operations makes us susceptible to downturns in local economic conditions.
Our lending operations are concentrated in central Maryland, northern Virginia and Washington D.C. Our success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could limit growth in loans and deposits, impair our ability to collect amounts due on loans, increase problem loans and charge-offs and otherwise negatively affect our performance and financial condition. Declines in real estate values could cause some of our residential and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that the recovery on amounts due on defaulted loans is resolved by selling the real estate collateral under duress or to expedite payment.

Changes in interest rates may adversely affect earnings and financial condition.
Our net income depends to a great extent upon the level of net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, fiscal policies of the U.S. government, domestic and international events, and events in U.S. and other financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors.

At December 31, 2022, our interest rate sensitivity simulation model projected that net interest income would increase by 0.25% if interest rates immediately rose by 100 basis points and would decrease by 1.38% if interest rates immediately declined by 100 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions regarding customer behavior, movement of interest rates and cash flows, any of which may prove to be inaccurate. For further discussion regarding the impact of interest rates movements on net interest income, refer to the Market Risk Management section of Management's Discussion and Analysis on page 62.

Inflation can have an adverse impact on our business and on our customers.
In 2022, the United States experienced the highest rates of inflation since the 1980s. In an effort to reduce inflation, the Federal Reserve increased the federal funds target rate seven times in 2022 from 0 - 0.25% at the beginning of the year to 4.25 – 4.50% as of December 31, 2022. Market interest rates increased in response over the course of the year. Inflation generally increases the cost of goods and services we use in our business operations, as well as labor costs. We may find that we need to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, our clients are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. As market interest rates rise, the value of our investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits.

Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations.
We have certain loans, interest rate swap agreements, investment securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (LIBOR). In 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which is responsible for regulating LIBOR, announced that the publication of LIBOR is not guaranteed beyond 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. The FCA has stated that it does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give us or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under our loan agreements may result in disputes or litigation with counter-parties over the appropriateness or comparability to LIBOR of the substitute index, which could have an adverse effect on our results of operations. Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a lower interest rate being paid to us on such assets. To mitigate the risks associated with the expected discontinuation of LIBOR, we implemented enhanced fallback language for LIBOR-linked commercial loans, adhered to the International Swaps and Derivatives Association 2020 Fallbacks Protocol for interest rate swap agreements, updated our systems to accommodate alternative reference rates, and began originating loans utilizing alternative reference rates at the end of 2021.

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
The COVID-19 pandemic negatively impacted economic and commercial activity and financial markets, both globally and within the United States. Measures to contain the virus, such as stay-at-home orders, travel restrictions, closure of non-essential businesses, occupancy limitations and social distancing requirements, resulted in significant business and operational disruptions, including business closures, and mass layoffs and furloughs. Though consumer and business spending and unemployment levels have improved significantly, the economic recovery has been uneven, with industries such as travel, entertainment, hospitality and food service lagging. Supply chain disruptions precipitated by the abrupt economic slowdown have contributed to increased costs, lost revenue, and inflationary pressures for many segments of the economy. Further, a significant number of workers left their jobs during the COVID-19 pandemic, leading to wage inflation in many industries as businesses attempt to fill vacant positions.

The continuation of the COVID-19 pandemic, or the emergence of another health emergency, epidemic or pandemic, could (i) reduce the demand for loans and other financial services, (ii) result in increases in loan delinquencies, problem assets, and foreclosures, (iii)

cause the value of collateral for loans, especially real estate, to decline in value, (iv) reduce the availability and productivity of our employees, (v) cause our vendors and counterparties to be unable to meet existing obligations to us, (vi) negatively impact the business and operations of third-party service providers that perform critical services for our business, (vii) cause the value of our securities portfolio to decline, (viii) and cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us. Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations.

We are subject to liquidity risks.
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Core deposits and FHLB advances are our primary source of funding. A significant decrease in core deposits, an inability to renew FHLB advances, an inability to obtain alternative funding to core deposits or FHLB advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business, financial condition and results of operations.

Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk.
The investment securities portfolio has risk factors beyond our control that may significantly influence its fair value. These risk factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required us to base our fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact our assessment of fair value. Adjustments to the allowance for credit losses on available-for-sale investment securities would negatively affect our earnings and regulatory capital ratios.

Credit Risks

Our allowance for credit losses may not be adequate to cover our actual credit losses, which could adversely affect our financial condition and results of operations.
We maintain an allowance for credit losses in an amount that is believed to be appropriate to provide for expected losses inherent in the portfolio. We have a proactive program to monitor credit quality and to identify loans that may become non-performing; however, at any time there could be loans in the portfolio that may result in losses, but that have not been identified as non-performing or potential problem credits. We may be unable to identify all deteriorating credits prior to them becoming non-performing assets, or to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the forecasted economic conditions, changes in the loans comprising the portfolio and changes in the financial condition of borrowers, or as a result of assumptions used by management in determining the allowance. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the adequacy of our allowance for credit losses. These regulatory agencies may require an increase in the provision for expected credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our financial condition and results of operations.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely, or at all, or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of loans within specific industries and credit approval practices, may not adequately reduce credit risk, and credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio could lead to unexpected losses and have a material adverse effect on our business, financial condition and results of operations.

If non-performing assets increase, earnings will be adversely impacted.
Non-performing assets adversely affect net income in various ways. Interest income is not accrued on non-accrual loans or other real estate owned. We must record a reserve for expected credit losses, which is established through a current period charge in the form of a provision for expected credit losses, and from time to time must write-down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activities. Finally, if the estimate for the recorded allowance for credit losses proves to be incorrect and the allowance is inadequate, the allowance will have to be increased and, as a result, our earnings would be adversely affected.

Appraisals may not accurately describe the value of our collateral.
When making a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and does not guarantee that the appraised value could be realized upon sale of the property. Real estate values can change significantly in relatively short periods of time, especially in periods of changing interest rates and economic uncertainty. If the amount realizable upon the sale of the collateral is less than the appraised value, we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. In addition, we rely on appraisals and other valuation techniques to establish the value of foreclosed real estate and to determine certain loan impairments. If any of these valuations are incorrect, our consolidated financial statements may reflect the incorrect value of our other real estate owned and our allowance for credit losses may not accurately reflect loan impairments.

Our commercial real estate lending activities expose us to increased lending risks and related loan losses.
At December 31, 2022, our commercial real estate loan portfolio totaled $8.0 billion, or 70% of our total loan portfolio. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has deteriorated significantly, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. A decline in the value of the collateral for a loan may require us to increase our allowance for credit losses, which would adversely affect our earnings and financial condition.

Imposition of limits by the bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.
Regulatory guidance on concentrations in commercial real estate lending provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied investor real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. At December 31, 2022, our total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied commercial real estate, and construction and land loans represented 370% of the Bank’s total risk-based capital and the growth in the commercial real estate ("CRE") portfolio exceeded 26% over the preceding 36 months, significantly driven by the 2020 acquisition of Revere. Management has established a CRE lending framework to monitor specific exposures and limits by types within the CRE portfolio and takes appropriate actions, as necessary. If the Federal Reserve, the Bank’s primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, our earnings would be adversely affected.

Our concentration of residential mortgage loans exposes us to increased lending risks.
At December 31, 2022, 13% of our loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in central Maryland, northern Virginia and Washington, D.C. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We may be subject to certain risks related to originating and selling mortgage loans.
When mortgage loans are sold, it is customary to make representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require the repurchase or substitution of mortgage loans in the event we breach any of these representations or warranties. In addition, there may be a requirement to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. We receive a limited number of repurchase and indemnity demands from purchasers as a result of borrower fraud and early payment default of the borrower on mortgage loans. If repurchase and indemnity demands increase materially, our results of operations could be adversely affected.

Any delays in our ability to foreclose on delinquent mortgage loans may negatively impact our business.
The origination of mortgage loans occurs with the expectation that, if the borrower defaults, the ultimate loss would be mitigated by the value of the collateral that secures the mortgage loan. The ability to mitigate the losses on defaulted loans depends upon the ability to promptly foreclose upon the collateral after an appropriate cure period. The length of the foreclosure process depends on state law and other factors, such as the volume of foreclosures and actions taken by the borrower to stop the foreclosure. Any delay in the foreclosure process will adversely affect us by increasing the expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and expose us to losses as a result of potential additional declines in the value of such collateral.

Risks Related to our Trust and Wealth Management Business

Our trust and wealth management fees may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings.
Our trust and wealth management businesses derive a significant amount of their revenues from investment management fees based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, general market and economic conditions, and competition from other investment management firms. A decline in the fair value of the assets under management would decrease our trust and wealth management fee income.

Investment performance is one of the most important factors in retaining existing clients and competing for new trust and wealth management clients. Poor investment performance could reduce our revenues and impede the growth of our trust and wealth management business in the following ways: existing clients may withdraw funds from our trust and wealth management business in favor of better performing products or firms; asset-based management fees could decline from a decrease in assets under management; our ability to attract funds from existing and new clients might diminish; and our portfolio managers may depart, to join a competitor or otherwise.

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our portfolio managers and the particular investments that they make or recommend. To the extent that our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our trust and wealth management business will likely be reduced and our ability to attract new clients will likely be impaired.

Our investment management contracts are terminable without cause and on relatively short notice by our clients, which makes us vulnerable to short-term declines in the performance of the securities under our management.
Like most wealth management businesses, the investment advisory contracts we maintain with our clients are typically terminable by the client without cause upon less than 30 days’ notice. As a result, even short-term declines in the performance of the accounts that we manage, which can result from factors outside our control, such as adverse changes in general market or economic conditions or the poor performance of some of the investments we have recommended to our clients, could lead some of our clients to move assets under our management to other investment advisors that have investment product offerings or investment strategies different than ours. A decline in assets under management, and a corresponding decline in investment management fees, would adversely affect our results of operations.

The wealth management business is heavily regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.
The wealth management business is highly regulated, primarily at the federal level. The failure of our subsidiaries that are registered investment advisors to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such subsidiaries’ registration as an investment adviser. Changes in the laws or regulations governing our wealth management business could have a material adverse impact on our business, financial condition and results of operations.

Strategic and Other Risks

Combining acquired businesses may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of acquisitions may not be realized.
The success of our mergers and acquisitions, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the acquired business in a manner that permits growth opportunities and does not materially disrupt existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, employees and other constituents or to achieve the anticipated benefits and cost savings of the transaction. The loss of key employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock. If we experience difficulties with the integration process, the anticipated benefits of a transaction may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to remove their accounts from us and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of a transaction. It is possible that the potential cost savings could turn out to be more difficult to achieve than anticipated. The cost savings estimates also depend on the ability to combine the businesses in a manner that permits those cost savings to be realized.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.
We believe that our continued growth and future success will depend in large part on the skills of our management team, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. The loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and our markets and that their knowledge and relationships would be very difficult to replicate. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively affect our banking operations. Competition for qualified employees is intense, and the process of locating key personnel with the combination of skills, attributes and business relationships required to execute our business plan may be lengthy. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Restrictions on unfriendly acquisitions could prevent a takeover of the Company.
Our articles of incorporation and bylaws contain provisions that could discourage takeover attempts that are not approved by our board of directors. The Maryland General Corporation Law also includes provisions that make an acquisition of the Company more difficult. These provisions include super-majority provisions for the approval of certain business combinations and certain provisions relating to meetings of shareholders. Our articles of incorporation also authorize the issuance of additional shares by the board of directors without shareholder approval on terms or in circumstances that could deter a future takeover attempt. These provisions may prevent a future takeover attempt in which the shareholders otherwise might receive a substantial premium for their shares over then-current market prices.

Market competition may decrease our growth or profits.
We compete for loans, deposits, and investment dollars with other banks and other financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders, many of which have substantially greater resources than we possess. Credit unions have federal tax exemptions, which may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy create a competitive landscape that may decrease our net interest margin, increase our operating costs, and make it harder to compete profitably.

Operational Risks

The high volume of transactions processed by us exposes us to significant operational risks.
We rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or outside persons, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. A breakdown in our internal control system, improper operation of systems or improper employee actions could result in material financial loss, the imposition of regulatory action, and damage to our reputation.

Failure to keep up with technological change in the financial services industry could have a material adverse effect on our competitive position or profitability.
The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

Our risk management framework may not be effective in mitigating risks and/or losses to us.
Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate, operational and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk of loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, or results of operations could be materially and adversely affected. We also be subject to potentially adverse regulatory consequences.

Our information systems may experience an interruption or security breach.
We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, misappropriation of funds, and theft of proprietary or customer data. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, require us to incur additional expense, or expose us to civil litigation and possible financial liability.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our third-party data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite the security measures we have implemented to help ensure data security and compliance with applicable laws, rules and regulations, which include firewalls, regular penetration testing and other measures, our facilities and systems, and those of our third-party service providers and vendors, may be vulnerable to cyber-attacks, security breaches, ransomware, unauthorized activity and access, malicious code, acts of vandalism, computer viruses, theft of data, misplaced or lost data, fraud, misconduct or misuse, social engineering attacks and denial of service attacks, phishing attacks, programming or human errors, physical break-ins, or other disruptions, any of which could result in the loss or disclosure of confidential or personal client or employee information or our own proprietary information. Any such loss or disclosure of confidential information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, revenues and competitive position.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our business, financial condition and earnings. Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal laws and regulations impose data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase costs.

Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition and earnings.

Our reliance on third-party vendors could expose us to additional cyber risk and liability.
The operation of our business involves outsourcing of certain business functions and reliance on third-party providers, which may result in transmission and maintenance of personal, confidential, and proprietary information to and by such vendors. Although we require third-party providers to maintain certain levels of information security, such providers remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise our sensitive information. Although we contract to limit our liability in connection with attacks against third-party providers, we remain exposed to risk of loss associated with such vendors.

We outsource certain aspects of our data processing to certain third-party providers, which may expose us to additional risk.
We outsource certain key aspects of our data processing to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions. If our third-party providers encounter difficulties, including those that result from their failure to provide services for any reason or their poor performance of services, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Replacing these third-party providers could also entail significant delay and expense.

Our third-party providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. Threats to information security also exist in the processing of customer information through various other third-party providers and their personnel. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us claims, regulatory scrutiny, litigation and other possible liabilities.

We are dependent on our information technology and telecommunications systems; third-party service providers and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems third-party service providers. We outsource many of our major systems, such as data processing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we provide our customers the ability to bank remotely, including online over the internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Further, we outsource some of the data processing functions used for remote banking, and accordingly we are dependent on the expertise and performance of our third-party providers. To the extent that our activities, the activities of our customers, or the activities of our third-party service providers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

The adoption of flexible work from home arrangements poses a number of operational risks that could adversely affect our business, financial condition and results of operations.
We have adopted flexible work arrangements that permit some employees to work from home full or part time. Having employees conduct their daily work in our offices helps to ensure a level of productivity and operational security that may not be achieved when working remotely for an extended period. Remote work arrangements could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure. Over time, remote work arrangements may decrease the ability to maintain our culture, which is integral to our success. Additionally, a remote working environment may impede our ability to undertake new business projects and foster a creative environment. The prevalence of remote work arrangements has expanded competition among employers and may put us at a disadvantage if we are unable or unwilling to offer the same level of flexibility. Failure to attract and retain the desired workforce could have a negative effect on our business, financial condition and results of operations.

Risks Related to our Financial Statements

Changes in accounting standards or interpretation of new or existing standards may affect how we report our financial condition and results of operations.
From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change accounting regulations and reporting standards that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be difficult to predict and can materially impact how to record and report our financial condition and results of operations. In some cases, there could be a requirement to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements.

The Current Expected Credit Loss accounting standard could require us increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.
Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which became effective for us on January 1, 2020, requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the previously applied incurred loss model. CECL requires advanced modeling techniques, heavy reliance on assumptions, and dependence on historical data that may not accurately forecast losses. CECL can result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, can have an adverse effect on our financial condition and results of operations.

Impairment in the carrying value of goodwill and other intangible assets could negatively impact our financial condition and results of operations.
At December 31, 2022, goodwill and other intangible assets totaled $383.3 million. Goodwill represents the excess of purchase price paid over the fair value of the net assets acquired in a business combination. The estimated fair values of the acquired assets and assumed liabilities may be subject to refinement as additional information relative to closing date fair values becomes available and may result in adjustments to goodwill within the first 12 months following the closing date of the acquisition. Goodwill and other intangible assets are reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations.

Our accounting estimates and risk management processes rely on analytical and forecasting models.
The processes that we use to estimate our allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that we use for interest rate risk and asset-liability management are inadequate, we incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that we use for determining our allowance for expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models that we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

Regulatory Risks

We operate in a highly regulated industry, and compliance with, or changes to, the laws and regulations that govern our operations may adversely affect us.
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. Sandy Spring Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by Maryland banking authorities, as well as the CFPB. Sandy Spring Bancorp is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and sound financial condition, permissible types, amounts and terms of loans and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. These and other restrictions limit the manner in which we conduct business and obtain financing. The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Such changes may, among other things, increase the cost of doing business, limit the types of financial services and products we offer, or affect the competitive balance between banks and other financial institutions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply (or to ensure that our agents and third-party service providers comply) with laws, regulations, or policies could result in enforcement actions or sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.

Our ability to pay dividends is limited by law.
The ability to pay dividends to shareholders largely depends on Bancorp’s receipt of dividends from the Bank. The amount of dividends that the Bank may pay to Bancorp is limited by federal laws and regulations. The ability of the Bank to pay dividends is also subject to its profitability, financial condition and cash flow requirements. There is no assurance that the Bank will be able to pay dividends to Bancorp in the future. In addition, as a bank holding company, Bancorp's our ability to declare and pay dividends is dependent on federal regulatory considerations, including limits on dividends should we not maintain the required capital conservation buffer and guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. We may limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other uses.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations; the failure to comply with any supervisory actions to which we are or becomes subject as a result of such examinations could adversely affect us.
As part of the bank regulatory process, the Federal Reserve and the Maryland banking authorities periodically conduct comprehensive examinations of our business, including compliance with laws and regulations. If, as a result of an examination, either of these banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. The Federal Reserve may enjoin “unsafe or unsound” practices or violations of law, require affirmative actions to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in our capital levels, restrict our growth, assess civil monetary penalties against us or our officers or directors, and remove officers and directors. The FDIC also has authority to review the Bank’s financial condition, and, if the FDIC were to conclude that the Bank or its directors were engaged in unsafe or unsound practices, that the Bank was in an unsafe or unsound condition to continue operations, or that the Bank or the directors violated applicable law, the FDIC could move to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, earnings and reputation could be adversely affected.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act ("CRA") and fair lending laws, and the failure to comply with these laws could lead to a wide variety of sanctions.
The CRA requires the Federal Reserve to assess our performance in meeting the credit needs of the communities we serve, including low- and moderate-income neighborhoods. If the Federal Reserve determines that we need to improve our performance or are in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rule-making authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rule-making powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services.

A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Additionally, state attorneys general have indicated that they intend to take a more active role in enforcing consumer protection laws, including through use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB. In conducting an investigation, the CFPB or state attorneys general may issue a civil investigative demand requiring a target company to prepare and submit, among other items, documents, written reports, answers to interrogatories, and deposition testimony. If we become subject to such investigation, the required response could result in substantial costs and a diversion of the attention and resources of our management.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed to be deficient or the policies, procedures and systems of the financial institutions that we acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

General Risk Factors

Changes in U.S. or regional economic conditions could have an adverse effect on our business, financial condition and results of operations.
Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and, in particular, our market area. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Elevated levels of unemployment, declines in the values of real estate, extended federal government shutdowns, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Additionally, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, among other impacts. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Climate change could have a material adverse impact on us and our clients.
We are exposed to risks of physical impacts of climate change and risks arising from the process of transitioning to a less carbon-dependent economy. Climate change-related physical risks include increased severity and frequency of adverse weather events, such as extreme storms and flooding, and longer-term shifts in climate patterns, such as rising temperatures and sea levels and changes in precipitation amount and distribution. Such physical risks may have adverse impacts on us, both directly on our business operations and as a result of impacts on our borrowers and counterparties, such as declines in the value of loans, investments, real estate and other assets, disruptions in business operations and economic activity, including supply chains, and market volatility.

Transition risks include changes in regulations, market preferences and technologies toward a less carbon-dependent economy. The possible adverse impacts of transition risks include asset devaluations, increased operational and compliance costs, and an inability to meet regulatory or market expectations. For example, we may become subject to new or heightened regulatory requirements and stakeholder expectations regarding climate change, including those relating operational resiliency, disclosure and financial reporting.

We intend to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework. Nonetheless, the risks associated with climate change are rapidly changing and evolving, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

The market price for our stock may be volatile.
The market price for our common stock has fluctuated, ranging between $52.04 and $32.33 per share during the 12 months ended December 31, 2022. The overall market and the price of our common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:
•past and future dividend practice;
•financial condition, performance, creditworthiness and prospects;
•quarterly variations in operating results or the quality of our assets;
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
•future sales of our equity or equity-related securities;
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
In many situations, our board of directors has the authority, without any vote of our shareholders, to issue shares of authorized but unissued stock, including shares authorized and unissued under our equity incentive plans. In the future, additional securities may be issued, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of our common stock.

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may negatively impact our financial performance.
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our net deferred tax asset. Local, state or federal tax authorities may interpret laws and regulations differently than we do and challenge tax positions that we have taken on our tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, penalties or litigation costs that could have a material adverse effect on our operating results.

Negative public opinion regarding us or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.
Our reputation within the communities we serve is critical to our success. We believe we have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and being an active member of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and earnings could be adversely affected. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our growth strategy, which could further adversely affect our business, financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2022, The Company owns 12 of its full-service community banking centers. The remaining banking locations, in addition to the offices of West Financial and RPJ are leased. See Note 7 – Leases to the Notes to the Consolidated Financial Statements for additional information.

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

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing
Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”. At January 31, 2023 there were approximately 2,600 holders of record of the Company’s common stock.

Transfer Agent and Registrar
Computershare, P.O. Box 505005, Louisville, KY 40233-5005

Share Transactions with Employees
Shares issued under the employee stock purchase plan, which was authorized in 2011, and amended and restated in 2020, totaled 43,837 in 2022 and 60,018 in 2021, while issuances pursuant to exercises of stock options and vesting of restricted shares were 119,997 and 352,135 in the respective years.

Issuer Purchases of Equity Securities
On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. The Company repurchased 625,710 shares of its common stock at an average price of $39.93 per share during 2022. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2022. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

Total Return Comparison
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of comparable regional banks (KBW Nasdaq Regional Banking Index). The cumulative total return on the stock or the index equals the total increase in value since December 31, 2017, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2017, in the common stock and the securities included in the indexes.

Sandy Spring Bancorp, Inc.

Total Return Performance
Sandy Spring Bancorp, Inc.
S&P 500 Index
KBW Nasdaq Regional Banking Index
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Sandy Spring Bancorp, Inc.	100.00	82.68	103.41	91.99	141.49	107.26
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
KBW Nasdaq Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59

Equity Compensation Plans
The following table presents the number of shares available for issuance under the Company’s equity compensation plans at December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	144,047	$16.61	639,014

Equity compensation plans not approved by security holders	—	—	—
Total	144,047	$16.61	639,014

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2022 was $166.3 million ($3.68 per diluted common share) compared to $235.1 million ($4.98 per diluted common share) for the year ended December 31, 2021, representing a 29% decrease in net income and a 26% decrease in earnings per diluted common share. The decline during 2022 was driven by the provision for credit losses, which shifted from a significant credit in the prior year to a charge for the current year, the decline in most categories of non-interest income, which was partially mitigated by the impact of the gain realized on the sale of the Company's insurance business, and a flattening of net interest income as the increase in interest income significantly offset the growth in interest expense. Core earnings were $160.3 million for the year ended December 31, 2022 compared to $246.7 million for the prior year. Core earnings for the current year were lower compared to the prior year primarily as a result of the aforementioned activity associated with the provision for credit losses, as well as the decline in mortgage banking income, elimination of insurance agency commissions in the second half of the year and lower other non-interest income. Growth in net interest income, which resulted from growth in the commercial and mortgage loan portfolios, was significantly reduced by the offsetting growth in interest expense. During the year, interest and fees on PPP loans decreased $39.9 million. Excluding the impact of interest and fees on PPP loans, interest income grew 21% driven by non-PPP commercial loans, which increased 22% compared to the prior year. Non-interest income, which included a gain on the sale of the Company's insurance business, decreased 15% compared to 2021. Excluding the gain from the sale of the insurance business, the decrease in non-interest income was driven by a decline in income from mortgage banking activities, a decline in insurance commission income, reduced bank card income and a decline in other income. Non-interest expense decreased 1% for the year compared 2021. Excluding merger, acquisition and disposal expense from the current and prior year periods, the earn-out accrual associated with the performance of the 2020 acquisition of Rembert Pendleton Jackson and the prepayment penalties on FHLB borrowings that occurred in the prior year, non-interest expense increased 1% year-over-year.

The results for 2022 reflect the following:

•At December 31, 2022, total assets were $13.8 billion, a 10% increase compared to $12.6 billion at December 31, 2021. Excluding PPP loans, total assets increased 11% year over year.

•Total loans, excluding PPP loans, increased 16% to $11.4 billion at December 31, 2022 compared to $9.8 billion at December 31, 2021. Excluding PPP loans, total commercial loans grew by $1.2 billion or 15% during the year as we generated gross commercial loan production of $3.9 billion, of which $2.5 billion was funded, more than offsetting $1.2 billion in non-PPP commercial loan run-off.

•Deposits increased 3% to $11.0 billion at December 31, 2022 compare to $10.6 billion at December 31, 2021. Brokered time deposits drove a 64% increase in time deposits, which offset the year-over-year declines in all other categories of deposits. Excluding brokered time deposits, total deposits declined 4%.

•Net interest income for 2022 grew $2.5 million or 1% compared to 2021. While loan growth resulted in interest income increasing $45.4 million, despite the $33.9 million reduction in PPP interest and fees, it was substantially offset by the $42.9 million growth in interest expense. Excluding PPP interest and fees, net interest income increased $42.5 million or 11% for the current year compared to the prior year.

•The net interest margin for 2022 was 3.44% compared to 3.56% for 2021. Excluding the impact of PPP loan interest and fees and the amortization of fair value marks derived from previous acquisitions, the current year's net interest margin would have been 3.40% compared to 3.38% for the prior year.

•The provision for credit losses for 2022 amounted to a charge of $34.4 million as compared to a credit of $45.6 million for 2021. The provision for credit losses for 2022 was a reflection of the growth in the loan portfolio, coupled with the management's consideration of the potential impact of current recessionary pressures and other portfolio qualitative metrics. The credit to the provision for credit losses for the prior year was a reflection of the net impact of forecasted economic metrics during 2021 and other factors applied in the determination of the allowance.

•Non-interest income for 2022, which included a $16.5 million gain on the disposal of assets associated with the insurance business, decreased 15% to $87.0 million compared to $102.1 million for 2021. Excluding the gain, non-interest income decreased 31% driven by a 75% decline in income from mortgage banking activities, a 58% decline in insurance commission income, reduced bank card income of 36% and a 43% decline in other income.

•Non-interest expense decreased 1% to $257.3 million for 2022 compared to $260.5 million for 2021. Excluding merger, acquisition and disposal expense from the current and prior years, the earn-out accrual in 2022 associated with the performance of the 2020 acquisition of Rembert Pendleton Jackson and the $9.1 million in prepayment penalties on FHLB borrowings that occurred in 2021, non-interest expense increased 1% year-over-year.

•Reflecting the impact of the increased provisioning for credit losses and the decline in non-interest income, return on average assets (“ROA”) for the year was 1.26% and return on average tangible common equity (“ROTCE”) was 15.24% compared to 1.83% and 21.01%, respectively, for the prior year. On a non-GAAP basis, the current year's core ROA was 1.21% and core ROTCE was 14.69% compared to core ROA of 1.92% and core ROTCE of 22.04% for 2021.

•For the year ended December 31, 2022, the GAAP efficiency ratio was 50.05% compared to 49.47% for 2021. The non-GAAP efficiency ratio for the current year was 49.66% compared to the 46.17% for the prior year. The growth in the current year’s non-GAAP efficiency ratio compared to the prior year, indicating a decline in efficiency, was the result of the 5% decrease in non-GAAP revenue combined with the 2% growth in non-GAAP non-interest expense.

Non-performing loans include non-accrual loans, accruing loans 90 days or more past due and restructured loans. Credit quality improved at December 31, 2022 compared to December 31, 2021, as the level of non-performing loans to total loans declined to 0.35% compared to 0.49%. At year-end 2022, non-performing loans totaled $39.4 million, compared to $48.8 million at the end of the prior year. Loans placed on non-accrual during the year amounted to $12.1 million compared to $8.1 million for the prior year. During the year, the Bank successfully resolved several large non-accrual relationships totaling $22.6 million without incurring any charge-offs. Net recoveries totaled $0.4 million for 2022, as compared to net charge-offs of $10.7 million for 2021.

At December 31, 2022, the allowance for credit losses was $136.2 million or 1.20% of outstanding loans and 346% of non-performing loans, compared to $109.1 million or 1.10% of outstanding loans and 224% of non-performing loans at the end of 2021. The increase in the allowance during the year compared to the previous year was driven by loan growth, the impact of forecasted economic factors and an increase in the probability of an economic recession.

Customer funding sources at year-end 2022, which include deposits plus other short-term borrowings from core customers, increased 2% compared to year end 2021. Deposits grew 3% during the past year as interest-bearing deposits grew 6%, offset by a 3% decline in noninterest-bearing deposits. During the period, time deposits increased 64% driven by brokered deposits while money market accounts decreased 6%, savings accounts decreased 4% and interest-bearing demand accounts declined 11%. Excluding the impact of the increase in brokered deposits, total deposits decreased 4%. The decrease in noninterest-bearing deposits was driven by a decline in deposits maintained by title companies as mortgage activity slowed throughout the year. In addition, borrowings increased by $928.4 million as a result of the funding requirements driven by loan growth during the year.

Stockholders’ equity at December 31, 2022 decreased 2% to $1.5 billion, compared to December 31, 2021. The ratio of tangible common equity to tangible assets decreased to 8.18% at December 31, 2022, compared to 9.21% at December 31, 2021 as common equity was negatively impacted by the $123.4 million increase in the accumulated other comprehensive loss in the investment portfolio that resulted from the rising rate environment, in addition to the $25.0 million repurchase of common shares during the year, and tangible assets that increased during 2022. At December 31, 2022, the Company had a total risk-based capital ratio of 14.20%, a common equity tier 1 risk-based capital ratio of 10.23%, a tier 1 risk-based capital ratio of 10.23%, and a tier 1 leverage ratio of 9.33% all above the “well-capitalized” regulatory requirement levels. Book value per common share was $33.23 at December 31, 2022 compared to $33.68 at December 31, 2021. Tangible book value per common share was $24.64 at December 31, 2022, compared to $24.90 at December 31, 2021.

Selected Financial Data

Consolidated Summary of Financial Results (Dollars in thousands, except per share data)	2022	2021	2020	2019	2018
Results of Operations:
Tax-equivalent interest income	$499,508	$453,987	$427,688	$352,615	$328,797
Interest expense	68,663	25,766	60,401	82,561	63,637
Tax-equivalent net interest income	430,845	428,221	367,287	270,054	265,160
Tax-equivalent adjustment	3,841	3,703	4,128	4,746	4,715
Provision/ (credit) for credit losses	34,372	(45,556)	85,669	4,684	9,023
Net interest income after provision for credit losses	392,632	470,074	277,490	260,624	251,422
Non-interest income	87,019	102,055	102,716	71,322	61,049
Non-interest expense	257,293	260,470	255,782	179,085	179,783
Income before taxes	222,358	311,659	124,424	152,681	132,688
Income tax expense	56,059	76,552	27,471	36,428	31,824
Net income	166,299	235,107	96,953	116,433	100,864

Net income attributable to common shareholders	$165,618	$233,599	$96,170	$115,671	$100,285

Per Share Data:
Net income - basic per common share	$3.69	$5.00	$2.19	$3.25	$2.82
Net income - diluted per common share	$3.68	$4.98	$2.18	$3.25	$2.82
Dividends declared per share	$1.36	$1.28	$1.20	$1.18	$1.10
Book value per common share	$33.23	$33.68	$31.24	$32.40	$30.06
Tangible book value per common share - Non-GAAP (1)	$24.64	$24.90	$22.68	$22.25	$20.01
Dividends declared to diluted net income per common share	36.96%	25.70%	55.05%	36.31%	39.01%

Period End Balances:
Assets	$13,833,119	$12,590,726	$12,798,429	$8,629,002	$8,243,272
Investment securities	1,543,208	1,507,062	1,413,781	1,125,136	1,010,724
Loans	11,396,706	9,967,091	10,400,509	6,705,232	6,571,634
Deposits	10,953,421	10,624,731	10,033,069	6,440,319	5,914,880
Borrowings	1,242,172	313,798	1,149,320	936,788	1,213,465
Stockholders’ equity	1,483,768	1,519,679	1,469,955	1,132,974	1,067,903

Average Balances:
Assets	$13,218,824	$12,818,202	$11,775,096	$8,367,139	$7,965,514
Investment securities	1,689,219	1,457,483	1,350,483	979,757	1,018,016
Loans	10,638,882	10,034,866	9,317,493	6,569,069	6,225,498
Deposits	10,785,731	10,663,823	8,982,623	6,266,757	5,689,601
Borrowings	801,618	478,398	1,279,481	861,926	1,190,930
Stockholders’ equity	1,480,198	1,518,607	1,339,491	1,108,310	1,024,795

Performance Ratios:
Return on average assets	1.26%	1.83%	0.82%	1.39%	1.27%
Return on average common equity	11.23	15.48	7.24	10.51	9.84
Return on average tangible common equity - Non-GAAP (1)	15.24	21.01	10.25	15.48	15.09
Yield on average interest-earning assets	3.99	3.77	3.90	4.58	4.47
Rate on average interest-bearing liabilities	0.89	0.35	0.82	1.56	1.24
Net interest spread	3.10	3.42	3.08	3.02	3.23
Net interest margin	3.44	3.56	3.35	3.51	3.60
Efficiency ratio – GAAP (2)	50.05	49.47	54.90	53.20	55.92
Efficiency ratio – Non-GAAP (2)	49.66	46.17	46.53	51.52	50.87

Capital Ratios:
Tier 1 leverage	9.33%	9.26%	8.92%	9.70%	9.50%
Common equity tier 1 capital to risk-weighted assets	10.23	11.91	10.58	11.06	10.90
Tier 1 capital to risk-weighted assets	10.23	11.91	10.58	11.21	11.06
Total regulatory capital to risk-weighted assets	14.20	14.59	13.93	14.85	12.26
Tangible common equity to tangible assets - Non-GAAP (1)	8.18	9.21	8.61	9.40	9.02
Average equity to average assets	11.20	11.85	11.38	13.25	12.87

Credit Quality Ratios:
Allowance for credit losses to total loans	1.20%	1.10%	1.59%	0.84%	0.81%
Non-performing loans to total loans	0.35	0.49	1.11	0.62	0.55
Non-performing assets to total assets	0.29	0.40	0.91	0.50	0.46
Net charge-offs to average loans	—	0.11	0.01	0.03	0.01
(1)See the discussion of tangible common equity in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Tangible Common Equity.”
(2)See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Non-GAAP Financial Measures.”

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value. A decline in the value of assets required to be recorded at fair value may warrant an impairment write-down or valuation allowance to be established. Carrying assets and liabilities at fair value inherently results in greater financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.

Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating the reported financial results:
•Allowance for credit losses;
•Goodwill and other intangible asset impairment; and
•Accounting for income taxes.

Allowance for Credit Losses
The allowance for credit losses (“ACL”) represents management's judgement of an estimated amount of lifetime expected losses that may be incurred on outstanding loans at the balance sheet date. This estimate is based on the risk characteristics of each segment of the loan portfolio, historical losses and defaults, an expectation of supportable future economic conditions and payment performance of the our borrowers. The methodology for estimating the allowance includes a collective quantified reserve, a collective qualitative reserve and individual allowances on specific credits. Loans are pooled into segments based on similar characteristics of borrowers, collateral types, types of associated industries and business purposes of the loans. Accordingly, the determination of the appropriateness of the allowance is complex and applies significant and highly subjective estimates. The use of significant judgement and the estimates of expected lifetime losses in the loan portfolio may vary significantly from actual amounts incurred. While management utilizes available applicable data to recognize expected losses, based on changes in the behavior of the portfolio in response to interest rates and economic conditions, the composition of the loan portfolio and the financial condition of the respective borrowers, future additions to the allowance may be necessary. The reasonableness of the allowance and the underlying methodology applied to determine the estimate is reviewed periodically by the Risk Committee of the board of directors and formally approved quarterly by the same committee of the board.

Further details regarding the methodologies applied to estimate the various components of the allowance are provided in Note 1 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Information regarding the management of credit risk and changes in the allowance for credit losses during the period is provided in those sections of Management’s Discussion and Analysis beginning on page 56.

Goodwill and Other Intangible Asset Impairment
Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We assess qualitative factors on a quarterly basis. Based on the assessment of these qualitative factors, if it is determined that it is more likely than not that the fair value of a reporting unit is not less than the carrying value, then performing the impairment process is not necessary. However, if it is determined that it is more likely than not that the carrying value exceeds the fair value a quantified analysis is required to determine whether an impairment exists. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity. We have applied this accounting guidance with respect to our Community Banking and Investment Management segments.

Annually, we perform an impairment test of goodwill as of October 1. During the year, any triggering event that occurs may affect goodwill and could require an impairment assessment. Based upon the lack of triggering events we concluded in our annual impairment test of goodwill and other intangible assets that no impairment has occurred on October 1 nor December 31.

Other intangible assets have finite lives and are reviewed for impairment annually. These assets are amortized over their estimated useful lives on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 15 years. Intangible assets are reviewed or analyzed periodically to determine if it appears that their value has diminished beyond the value in the financial statements. The review or analysis of the intangible assets did not indicate that any impairment occurred during 2022.

Refer to Note 1 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more details on the Company’s accounting policy for Goodwill and Other Intangible Assets.

Accounting for Income Taxes
Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. Our adherence to the required accounting guidance may result in volatility in quarterly and annual effective income tax rates due to the requirement that any change in judgment or measurement taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the applicable reporting and accounting requirements.

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

Net Interest Income
The largest source of our operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For purposes of this discussion and analysis, the interest earned on tax-advantaged loans and tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income. The following discussion of net interest income should be considered in conjunction with the impact of the acquisition of Revere in the second quarter of 2020 and a review of the information provided in the table that provides yields and rates on average balances.

2022 vs. 2021
Net interest income for 2022 was $427.0 million, compared to $424.5 million for 2021, a 1% increase. For the year ended December 31, 2022, net interest income increased $2.5 million compared to the prior year as a result of the $45.4 million increase in interest income, despite the $39.9 million reduction in PPP interest and fees, offset by the $42.9 million increase in interest expense. Excluding the impact of interest and fees on PPP loans, tax-equivalent interest income grew 21%, driven by non-PPP commercial loans, which increased 22% compared to the prior year. The increase in interest expense was primarily the result of additional interest expense associated with money market and time deposit accounts and, to a lesser degree, FHLB borrowings and the subordinated debt issued in March 2022. During the year, average interest-earning assets grew 4% or $482 million while interest-bearing liabilities increased 4% or $275 million. The increase in interest-bearing liabilities was the result of the $323 million increase in average borrowings while average interest-bearing deposits declined $48 million. Average noninterest-bearing deposits increased 5% during the year providing an incremental benefit to the net interest margin. On a tax-equivalent basis, net interest income for 2022 was $430.8 million, compared to $428.2 million for 2021. During the year, the average yield on interest-earning assets increased 22 basis points as the average rate paid on interest-bearing liabilities increased 54 basis points. The net interest margin declined to 3.44% for the year ended December 31, 2022, compared to 3.56% for the prior year. Excluding the impact of PPP interest and fees and the amortization of the fair value marks, the net interest margin for the year ended December 31, 2022 would have been 3.40% compared to 3.38% for the prior year.

2021 vs. 2020
Net interest income for 2021 was $424.5 million compared to $363.2 million for 2020, a 17% increase. This $61.4 million increase was driven by a 13% increase in interest income from the commercial loan portfolio growth and the 57% decrease in interest expense during 2021. During 2021, average interest-earning assets grew 10% while interest-bearing liabilities remained stable, as the 14% increase in lower rate average interest-bearing deposits was offset by the 63% reduction in more expensive borrowings. Excess liquidity resulting from deposit growth and PPP loan forgiveness was used to reduce borrowings as well as fund loan growth. On a tax-equivalent basis, net interest income for 2021 was $428.2 million, compared to $367.3 million for 2020. The drivers of the positive effects on net interest income were partially mitigated by a decrease in interest income from the investment securities and mortgage and consumer loan portfolios. The PPP program, net of its funding cost, contributed $44.7 million to the growth in net interest income during 2021 compared to $19.0 million in 2020.

The net interest margin improved to 3.56% in 2021, compared to 3.35% for 2020. Excluding the net impact of the $4.1 million in amortization of the fair value marks derived from acquisitions, the net interest margin for 2021 would have been 3.52%. The net interest margin for 2020, excluding the amortization of fair value marks, would have been 3.23%.

Consolidated Average Balances, Yields and Rates

	Year Ended December 31,
	2022			2021			2020
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)
Assets
Commercial investor real estate loans	$4,681,607	$194,598	4.16%	$3,689,769	$152,977	4.15%	$3,210,527	$142,105	4.43%
Commercial owner-occupied real estate loans	1,730,293	78,559	4.54	1,661,015	76,463	4.60	1,560,223	73,655	4.72
Commercial AD&C loans	1,112,936	56,689	5.09	1,110,420	44,460	4.00	906,414	40,262	4.44
Commercial business loans	1,351,906	69,765	5.16	1,952,537	94,391	4.83	1,781,197	69,633	3.91
Total commercial loans	8,876,742	399,611	4.50	8,413,741	368,291	4.38	7,458,361	325,655	4.37
Residential mortgage loans	1,117,053	37,551	3.36	979,754	33,874	3.46	1,168,668	43,001	3.68
Residential construction loans	221,341	6,963	3.15	178,171	6,127	3.44	165,567	6,683	4.04
Consumer loans	423,746	19,887	4.69	463,200	16,689	3.60	524,897	20,356	3.88
Total residential and consumer loans	1,762,140	64,401	3.65	1,621,125	56,690	3.50	1,859,132	70,040	3.77
Total loans (3)	10,638,882	464,012	4.36	10,034,866	424,981	4.24	9,317,493	395,695	4.25
Loans held for sale	14,097	738	5.24	57,016	1,736	3.05	52,893	1,686	3.19
Taxable securities	1,214,032	20,519	1.69	1,017,268	16,118	1.58	1,106,315	22,482	2.03
Tax-advantaged securities	475,187	11,559	2.43	440,215	10,426	2.37	244,168	7,378	3.02
Total investment securities (4)	1,689,219	32,078	1.90	1,457,483	26,544	1.82	1,350,483	29,860	2.21
Interest-bearing deposits with banks	189,465	2,672	1.41	500,400	725	0.14	246,155	446	0.18
Federal funds sold	574	8	1.41	570	1	0.12	403	1	0.28
Total interest-earning assets	12,532,237	499,508	3.99	12,050,335	453,987	3.77	10,967,427	427,688	3.90

Less: allowance for credit losses - loans	(116,170)			(130,437)			(128,793)
Cash and due from banks	84,992			95,620			122,826
Premises and equipment, net	63,379			57,198			59,031
Other assets	654,386			745,486			754,605
Total assets	$13,218,824			$12,818,202			$11,775,096

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$1,457,833	3,177	0.22%	$1,420,249	911	0.06%	$1,062,474	1,812	0.17%
Regular savings deposits	547,510	294	0.05	482,331	235	0.05	374,196	269	0.07
Money market savings deposits	3,308,678	23,883	0.72	3,453,764	4,871	0.14	2,741,230	12,424	0.45
Time deposits	1,573,868	16,500	1.05	1,579,230	9,005	0.57	1,924,429	27,146	1.41
Total interest-bearing deposits	6,887,889	43,854	0.64	6,935,574	15,022	0.22	6,102,329	41,651	0.68
Federal funds purchased	107,785	2,805	2.60	15,154	13	0.08	367,240	1,515	0.41
Repurchase agreements	108,273	124	0.11	143,734	169	0.12	142,283	450	0.32
Advances from FHLB	256,621	7,825	3.05	111,311	2,649	2.38	545,652	6,593	1.21
Subordinated debentures	328,939	14,055	4.27	208,199	7,913	3.80	224,306	10,192	4.54
Total borrowings	801,618	24,809	3.09	478,398	10,744	2.25	1,279,481	18,750	1.47
Total interest-bearing liabilities	7,689,507	68,663	0.89	7,413,972	25,766	0.35	7,381,810	60,401	0.82

Noninterest-bearing demand deposits	3,897,842			3,728,249			2,880,294
Other liabilities	151,277			157,374			173,501
Stockholders' equity	1,480,198			1,518,607			1,339,491
Total liabilities and stockholders' equity	$13,218,824			$12,818,202			$11,775,096

Tax equivalent net interest income and spread		$430,845	3.10%		$428,221	3.42%		$367,287	3.08%
Less: tax-equivalent adjustment		3,841			3,703			4,128
Net interest income		$427,004			$424,518			$363,159

Interest income/earning assets			3.99%			3.77%			3.90%
Interest expense/earning assets			0.55%			0.21%			0.55%
Net interest margin			3.44%			3.56%			3.35%

(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.47% for 2022, 25.64% for 2021 and 25.54% for 2020. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $3.8 million, $3.7 million and $4.1 million in 2022, 2021 and 2020, respectively.
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

	2022 vs. 2021			2021 vs. 2020
	Increase or (Decrease)	Due to Change in Average*:		Increase or (Decrease)	Due to Change in Average*:
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$41,621	$41,251	$370	$10,872	$20,269	$(9,397)
Commercial owner-occupied real estate loans	2,096	3,115	(1,019)	2,808	4,702	(1,894)
Commercial AD&C loans	12,229	101	12,128	4,198	8,453	(4,255)
Commercial business loans	(24,626)	(30,695)	6,069	24,758	7,184	17,574
Residential mortgage loans	3,677	4,673	(996)	(9,127)	(6,663)	(2,464)
Residential construction loans	836	1,387	(551)	(556)	485	(1,041)
Consumer loans	3,198	(1,515)	4,713	(3,667)	(2,272)	(1,395)
Loans held for sale	(998)	(1,788)	790	50	130	(80)
Taxable securities	4,401	3,236	1,165	(6,364)	(1,695)	(4,669)
Tax-exempt securities	1,133	859	274	3,048	4,907	(1,859)
Interest-bearing deposits with banks	1,947	(690)	2,637	279	392	(113)
Federal funds sold	7	—	7	—	—	—
Total tax-equivalent interest income	45,521	19,934	25,587	26,299	35,892	(9,593)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	2,266	22	2,244	(901)	492	(1,393)
Regular savings deposits	59	59	—	(34)	58	(92)
Money market savings deposits	19,012	(211)	19,223	(7,553)	2,587	(10,140)
Time deposits	7,495	(31)	7,526	(18,141)	(4,198)	(13,943)
Federal funds purchased	2,792	502	2,290	(1,502)	(828)	(674)
Repurchase agreements	(45)	(34)	(11)	(281)	5	(286)
Advances from FHLB	5,176	4,258	918	(3,944)	(7,546)	3,602
Subordinated debentures	6,142	5,062	1,080	(2,279)	(697)	(1,582)
Total interest expense	42,897	9,627	33,270	(34,635)	(10,127)	(24,508)
Tax-equivalent net interest income	$2,624	$10,307	$(7,683)	$60,934	$46,019	$14,915

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
2022 vs. 2021
Total tax-equivalent interest income increased 10% during 2022 compared to the prior year due to the impact of loan growth and higher loan yields and income from investment securities. During the year, interest and fees on PPP loans declined $39.9 million. Excluding the impact of interest and fees on PPP loans, tax-equivalent interest income grew 21%, driven by non-PPP commercial loans which increased 22% compared to the prior year period. In addition, interest income on the residential and consumer loan portfolio increased 14% and interest income on investment securities increased 21%. Year-over-year, the average yield on the loan portfolio increased by 12 basis points while the average yield on investment securities increased eight basis points. Overall, the yield on average interest-earning assets increased to 3.99% at end of the current year compared to 3.77% for 2021. This growth was driven by the rising rate environment during 2022. Excluding the impact of PPP loans, the yield on average interest-earning assets for 2022 was 3.96% compared to 3.65% for the prior year.

2021 vs. 2020
Total tax-equivalent interest income increased 6% during 2021 compared to 2020 due to a combined product of the full year's impact of the Revere acquisition completed in the second quarter of 2020, loan fees from the participation in the PPP program and the growth in the non-PPP commercial loan portfolios. The overall positive impact of these items on interest income was partially mitigated by a decline of 19% in interest income on the residential and consumer loan portfolio and an 11% decline in interest income on investment securities. Year-over-year, the average yield on the loan portfolio decreased by one basis point while the average yield on investment securities decreased 39 basis points. The positive impact from the $44.7 million in interest and fees received on PPP loans during 2021 contributed significantly to minimize the decline in the overall yield on the loan portfolio and softened the impact of the interest rate declines in the market on the total yield on interest-earning assets during 2021 compared to 2020. During 2021, total average balances of consumer loans and residential mortgage loans decreased, both reflecting the impact of the loan refinance and origination activity during 2021. The vast majority of mortgage loans originated during the year were sold in the secondary market while customers took advantage of the opportunity to eliminate their home equity lines and loans by including those balances in their refinanced mortgages. For the year ended December 31, 2021, the fair value amortization from the Revere acquisition reduced interest income $1.8 million compared to $0.6 million for the previous year.

Interest Expense
2022 vs. 2021
Interest expense increased by $42.9 million or 166% in 2022 compared to 2021, primarily as the result of additional interest expense associated with money market and time deposit accounts and, to a lesser degree, FHLB borrowings and the subordinated debt issued in March 2022. During 2022, average interest-bearing deposits declined 1% as average borrowings increased 68% resulting in total interest-bearing liabilities increasing 4%. Rising interest rates during 2022 compared to the prior year resulted in notable increases of 58 basis points in the average rate paid on money market accounts, 48 basis points in the average rate paid on time deposits and 84 basis points in the average rate paid on borrowings. The combination of higher average rates on interest-bearing liabilities coupled with the increase in average borrowings resulted in the 54 basis point increase in the average rate paid on interest-bearing liabilities. During the year, average noninterest-bearing deposits increased 5% and continued to benefit our overall funding costs and net interest margin.

2021 vs. 2020
Interest expense decreased by $34.6 million or 57% in 2021 compared to 2020. The decrease in interest expense was driven by declining interest rates during 2021, in addition to the 63% reduction in average borrowings during the year. The decline in interest rates during 2021 compared to the prior year resulted in a 31 basis point decline in the average rate paid on money market accounts and an 84 basis point decline in the average rate paid on time deposits, while the average rate paid on borrowings rose 78 basis points. The combination of large average balance decreases in time deposits at lower average rates and borrowings at higher average rates provided an additional benefit to the overall rate decline in interest-bearing liabilities even as average money market, savings and demand deposit balances experienced significant growth. The increase in lower cost funding sources as average interest-bearing demand deposits increased 34% and regular savings deposits increased 29% during the year, contributed to a reduction in interest expense from 2020. During 2021, average noninterest-bearing deposits increased 29%, primarily from the funding provided to customers under the second round of the PPP program, which benefited our overall funding costs and net interest margin. For the year ended December 31, 2021, the fair value amortization from the Revere acquisition reduced interest expense by $6.0 million compared to $13.3 million for the previous year.

Interest Rate Performance
2022 vs. 2021
Our net interest margin decreased to 3.44% for 2022 compared to 3.56% for 2021, while the net interest spread decreased to 3.10% in 2022 compared to 3.42% in 2021. The decrease in the spread was driven by the 54 basis point increase in the rates paid on average interest-bearing liabilities exceeding the 22 basis point increase in the yields earned on average interest-earning assets. The decrease in the net interest margin from the prior year is the result of the increase of 34 basis points in the cost of interest-bearing liabilities as a percentage of interest-earning assets exceeding the 22 basis point increase in the yield on interest-earning assets. Growth in both average interest-earning assets and average interest-bearing liabilities was driven primarily by loan growth and its respective funding requirements. Higher cost deposit products and borrowings fully offset increases in the yields on interest-earning assets and resulted in interest expense increasing 166% while tax-equivalent interest income increased 10% during the year. Excluding the impact of PPP interest and fees, net interest income would have increased 21% year over year. The net interest margin for the year ended December 31, 2022 would have been 3.40% compared to 3.38% for the prior year exclusive of the impact of PPP interest and fees and the amortization of the fair value marks.

2021 vs. 2020
Our net interest margin increased to 3.56% for 2021 compared to 3.35% for 2020, while the net interest spread increased to 3.42% in 2021 compared to 3.08% in 2020. The increase in the spread was the result of the decrease in the rates paid on interest-bearing liabilities exceeding the decrease in the yields earned on interest-earning assets. The increase in the net interest margin from 2020 was the result of the 34 basis point decline in the cost of interest-bearing liabilities as a percentage of interest-earning assets exceeding the 13 basis point decline in the yield on interest-earning assets. Growth in both average interest-earning assets and average interest-bearing liabilities mainly as a result of the PPP program, the reduction of borrowings and higher cost deposit products, in combination with yield and rate declines, resulted in interest expense decreasing 57% while tax-equivalent interest income increased 6% during the year. Excluding the impact of the amortization of the fair value marks derived from acquisitions, the net interest margin for 2021 would have been 3.52% compared to 3.23% for 2020.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the years indicated:

				2022/2021	2022/2021	2021/2020	2021/2020
(Dollars in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Investment securities gains/ (losses)	$(345)	$212	$467	$(557)	(262.7)%	$(255)	(54.6)%
Gain on disposal of assets	16,516	—	—	16,516	N/M	—	N/M
Service charges on deposit accounts	9,803	8,241	7,066	1,562	19.0	1,175	16.6
Mortgage banking activities	6,130	24,509	40,058	(18,379)	(75.0)	(15,549)	(38.8)
Wealth management income	35,774	36,841	30,570	(1,067)	(2.9)	6,271	20.5
Insurance agency commissions	2,927	7,017	6,795	(4,090)	(58.3)	222	3.3
Income from bank owned life insurance	3,141	3,022	2,867	119	3.9	155	5.4
Bank card fees	4,379	6,896	5,672	(2,517)	(36.5)	1,224	21.6
Letter of credit fees	721	910	710	(189)	(20.8)	200	28.2
Extension fees	955	811	1,967	144	17.8	(1,156)	(58.8)
Prepayment penalty fees	1,807	3,216	961	(1,409)	(43.8)	2,255	234.7
Other income	5,211	10,380	5,583	(5,169)	(49.8)	4,797	85.9
Total non-interest income	$87,019	$102,055	$102,716	$(15,036)	(14.7)	$(661)	(0.6)

2022 vs. 2021
Total non-interest income decreased 15% to $87.0 million for 2022, compared to $102.1 million for 2021. Non-interest income for 2022, included a $16.5 million gain from the sale of insurance business. Excluding the gain, non-interest income decreased 31% driven by a 75% decline in income from mortgage banking activities, a 58% decline in insurance commission income, reduced bank card income of 36% and a 50% decline in other income.
Service charges on deposits increased 19% in 2022 compared to the prior year as a result of increased transaction volume. The decline in income from mortgage banking activities resulted from the rising interest rate environment, which continues to dampen mortgage origination and refinancing activity. Wealth management income is comprised of income from trust and estate services provided by the Bank and investment management fees earned by West Financial and RPJ, our investment management subsidiaries. During 2022 wealth management income declined 3% from 2021 reflecting volatility and asset value erosion in the marketplace. Total assets under management by trust and wealth management declined to $5.3 billion at December 31, 2022 compared to $6.1 billion at December 31, 2021 as market values of those assets declined. Investment management fees from West Financial and RPJ decreased 2% and trust services fees, primarily from less recurring fiduciary and trust management fees, decreased 4% compared to the prior year. Insurance agency commissions for the year decreased 58% compared to the prior year as a result of the sale of the insurance business in the second quarter of 2022. Investments in bank-owned life insurance ("BOLI") products are used to manage the cost of employee benefit plans. Income from BOLI increased 4% in 2022 compared to the prior year. At December 31, 2022, the total carrying amount of BOLI increased to $153.0 million as compared to $147.5 million at December 31, 2021. These policies are diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 2.94% for 2022 compared to 2.91% for the prior year. Bank card fees declined 36% compared to the prior year as a result of regulatory fee limitations that became effective in the second quarter of the current year. Other income declined from the prior year as a result of the decline in credit related fees, the inclusion in 2021 of the impact from the full payoff of a purchased credit deteriorated loan and activity-based vendor incentives.

2021 vs. 2020
Total non-interest income decreased 1% to $102.1 for 2021, compared to $102.7 for 2020. During 2021, increases in wealth management income, bank card fees and service charge income, and prepayment penalty fees, along with an increase other non-interest income, mitigated the impact of the decrease in income in mortgage banking activities.

Wealth management income grew 21% during 2021 from 2020. The growth in income was driven directly by the $927 million year-over-year growth in assets under management. Investment management fees from West Financial and RPJ increased 25% and trust services fees increased 13% compared to 2020. Overall, total assets under management by trust and wealth management grew to $6.1 billion at December 31, 2021 compared to $5.2 billion at December 31, 2020. Service charges on deposits increased 17% in 2021 compared to 2020, which reflected the impact of 2020's temporary suspension of certain service fees as well as lower transaction volume, both a resulting reaction to the pandemic. Insurance agency commissions for the year ended December 31, 2021 grew 3% compared to the prior year as a result of increased commercial and physician's professional liability insurance commission income. Income from BOLI increased 5% in 2021 compared to 2020 primarily as a result of the increase in BOLI investments, a result of the new policies added during 2021 and from the Revere acquisition. At December 31, 2021, the total carrying amount of BOLI increased to $147.5 million as compared to $126.9 million at December 31, 2020. The average tax-equivalent yield on these insurance contract assets declined to 2.91% for 2021 compared to 3.09% for 2020 due to the declining interest rate environment during 2021. Bank card fees grew 22% compared to 2020 as a result of increased transaction volume. The combination of credit-related fees increased $1.3 million year-over-year, driven by prepayment penalty fees associated with commercial loans. Other non-interest income also grew 86% compared to 2020 primarily as the result of the combination of the full payoff of a purchased credit deteriorated loan, credit related fees and activity-based contractual vendor incentives.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2022/2021	2022/2021	2021/2020	2021/2020
(Dollars in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$158,504	$155,830	$134,471	$2,674	1.7%	$21,359	15.9%
Occupancy expense of premises	19,255	22,405	21,383	(3,150)	(14.1)	1,022	4.8
Equipment expenses	14,779	12,883	12,224	1,896	14.7	659	5.4
Marketing	5,197	4,730	4,281	467	9.9	449	10.5
Outside data services	10,199	8,983	8,759	1,216	13.5	224	2.6
FDIC insurance	4,792	4,294	4,727	498	11.6	(433)	(9.2)
Amortization of intangible assets	5,814	6,600	6,221	(786)	(11.9)	379	6.1
Merger and acquisition expense	1,068	45	25,174	1,023	N/M	(25,129)	(99.8)
Professional fees and services	9,169	10,308	7,939	(1,139)	(11.0)	2,369	29.8
Postage and delivery	2,040	1,906	1,624	134	7.0	282	17.4
Communications	2,332	2,508	2,729	(176)	(7.0)	(221)	(8.1)
Loss on FHLB redemption	—	9,117	5,928	(9,117)	(100.0)	3,189	53.8
Contingent payment expense	1,247	—	—	1,247	N/M	—	—
Other expenses	22,897	20,861	20,322	2,036	9.8	539	2.7
Total non-interest expense	$257,293	$260,470	$255,782	$(3,177)	(1.2)	$4,688	1.8

2022 vs. 2021
Non-interest expenses decreased $3.2 million to $257.3 million in 2022 compared to $260.5 million in 2021. Excluding merger, acquisition and disposal expense from the current and prior year periods, the earn-out accrual associated with the performance of the 2020 acquisition of Rembert Pendleton Jackson and the $9.1 million in prepayment penalties on FHLB borrowings that occurred in the prior year, non-interest expense increased 1% year-over-year.

Employee salaries and benefits, the largest component of non-interest expense, increased $2.7 million or 2% in 2022 compared to the prior year, primarily due to year-over-year salary adjustments and, to a lesser extent, increased benefit costs. During 2022, the average number of full-time equivalent employees decreased to 1,134 compared to 1,155 for 2021. Combined occupancy and equipment expense was lower by 4% as a result of lower depreciation and rental expense, which exceeded higher software related expenses. Marketing costs increased 10% as a result of specific initiatives and outside data services increased 14% as a result of transaction volumes, while professional fees and service costs decreased 11% for the period due to a reduction in the utilization of consultant services. Other expenses increased $2.0 million or 10% during the current year, driven by increases in other operational expenses.

2021 vs. 2020
Non-interest expenses increased $4.7 million to $260.5 million in 2021 compared to $255.8 million in 2020. Prepayment penalties on FHLB borrowings of $9.1 million were included in 2021 compared to prepayment penalties of $5.9 million in 2020 which also included $25.2 million in merger and acquisition expense. Excluding the impact of these items resulted in a year-over-year growth rate in non-interest expense of 12%. This growth was driven by a combination of a full year's operational and compensation costs associated with 2020 acquisitions, staffing increases, and incentive compensation, in addition to increases in professional fees and services associated with certain strategic initiatives, intangible asset amortization, marketing and outside data services cost.
Salaries and employee benefits, the largest component of non-interest expenses, increased 16% in 2021 compared to 2020, primarily in response to increased compensation costs associated with performance and production benchmarks, in addition to an increase in operational expense resulting from a full year of costs associated with the 2020 acquisitions and general staffing increases. The average number of full-time equivalent employees increased to 1,155 in 2021 compared to 1,080 for 2020. Benefit expense increased 26% during 2021 due to a combination of increases in health insurance, pension cost, 401(k) plan contribution expense, stock compensation expense and FICA taxes as a result of the increased compensation expense.

Both occupancy and equipment expenses increased in 2021 compared to 2020, primarily due to increased depreciation expense driven by a full year's depreciation expense on the post-acquisition retained facilities, the closure of legacy branch facilities and increased software amortization. Marketing expense for 2021 increased by 10% compared to 2020 as a result of increased advertising initiatives during 2021. Outside data services expense increased 3% in 2021 compared to 2020 due to the increased cost of contractual services with volume-based components. FDIC insurance expense decreased 9% in 2021 compared to 2020 as a result of a reduction in the risk factors applied by the regulatory agency in the determination of the Company's premium. Amortization of intangibles decreased from 2020 as a result of the inclusion of a full year's amortization of the various intangible assets recognized as part of the RPJ and Revere acquisitions. The 30% increase in professional fees and services is directly associated with our strategic investments in technology for greater efficiency and data management. The loss on the redemption of the FHLB advances was the result of the early prepayment.

Income Taxes
Income tax expense in 2022 was $56.1 million, compared to $76.6 million in 2021 and $27.5 million in 2020. The resulting effective rates for each year were 25.2% for 2022, 24.6% for 2021 and 22.1% for 2020. The effective tax rate for 2022 compared to 2021 increased as a result the impact of an increase in state income taxes as a percentage of pre-tax income compared to the prior year. The increase in the effective rate in 2021 was due to the 2020 application of a change in tax laws that expanded the time permitted to utilize previous net operating losses. The Company applied this change in 2020 to utilize the net operating losses acquired as part of the 2018 acquisition of WashingtonFirst Bankshares, Inc. to realize a tax benefit of $1.8 million.

Operating Expense Performance
Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management. The ratio expresses the level of non-interest expenses as a percentage of total revenue (net interest income plus total non-interest income). Lower ratios indicate improved productivity.

Non-GAAP Financial Measures
We also use a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP ratio, and is highly useful in comparing period-to-period operating performance of our core business operations. The non-GAAP efficiency ratio is used by management as part of its assessment of its performance in managing non-interest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the non-GAAP efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger and acquisition expense, the amortization of intangible assets, and other non-recurring expenses, such as early prepayment penalties on FHLB advances and/or contingent payment expense. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes realized investment securities gains and losses, which may vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio was 50.05% in 2022 compared to 49.47% for the prior year. The current year's non-GAAP efficiency ratio was 49.66% compared to the 46.17% for to prior year. The growth in the current year’s non-GAAP efficiency ratio compared to the prior year, indicating a decline in efficiency, was the result of the 5% decrease in non-GAAP revenue combined with the 2% growth in non-GAAP non-interest expense.

In addition, the Company uses pre-tax, pre-provision net income, as a measure of the level of certain recurring income before provision for credit losses and income taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding/ (subtracting) the provision (credit) for credit losses and the provision for income taxes back to/from net income. Pre-tax, pre-provision net income for 2022 was $256.7 million compared to $266.1 million in 2021, a decline of $9.3 million or 4%, primarily as a result of the decline in non-interest income, which exceeded the growth in net interest income and the decline in non-interest expense.

We have also presented core earnings, core earnings per diluted share, core return on average assets and core return on average tangible common equity in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year-over-year. Core earnings reflect net income exclusive of merger, acquisition and disposal expense, amortization of intangible assets, contingent payment expense, loss on FHLB redemptions, gain on disposal of assets and investment securities gains or losses, in each case net of tax. Average tangible common equity represents average stockholders’ equity adjusted for average goodwill and average intangible assets, net.

Reconciliation of Non-GAAP Financial Measures

	Year ended December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Pre-tax pre-provision net income (non-GAAP):
Net income (GAAP)	$166,299	$235,107	$96,953	$116,433	$100,864
Plus non-GAAP adjustments:
Income tax expense	56,059	76,552	27,471	36,428	31,824
Provision/ (credit) for credit losses	34,372	(45,556)	85,669	4,684	9,023
Pre-tax pre-provision net income (non-GAAP)	$256,730	$266,103	$210,093	$157,545	$141,711

Efficiency ratio (GAAP):
Non-interest expense	$257,293	$260,470	$255,782	$179,085	$179,783

Net interest income plus non-interest income	$514,023	$526,573	$465,875	$336,630	$321,494

Efficiency ratio (GAAP)	50.05%	49.47%	54.90%	53.20%	55.92%

Efficiency ratio (non-GAAP):
Non-interest expense	$257,293	$260,470	$255,782	$179,085	$179,783
Less non-GAAP adjustments:
Amortization of intangible assets	5,814	6,600	6,221	1,946	2,162
Loss on FHLB redemption	—	9,117	5,928	—	—
Merger, acquisition and disposal expense	1,068	45	25,174	1,312	11,766
Contingent payment expense	1,247	—	—	—	—
Non-interest expense - as adjusted	$249,164	$244,708	$218,459	$175,827	$165,855

Net interest income plus non-interest income	$514,023	$526,573	$465,875	$336,630	$321,494
Plus non-GAAP adjustment:
Tax-equivalent income	3,841	3,703	4,128	4,746	4,715
Less/ (plus) non-GAAP adjustments:
Investment securities gains/ (losses)	(345)	212	467	77	190
Gain on disposal of assets	16,516	—	—	—	—
Net interest income plus non-interest income - as adjusted	$501,693	$530,064	$469,536	$341,299	$326,019

Efficiency ratio (non-GAAP)	49.66%	46.17%	46.53%	51.52%	50.87%

GAAP and Non-GAAP Performance Ratios

	Year ended December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Core earnings (non-GAAP):
Net income (GAAP)	$166,299	$235,107	$96,953	$116,433	$100,864
Plus/ (less) non-GAAP adjustments (net of tax):
Merger, acquisition and disposal expense (1)	796	33	18,745	969	8,692
Amortization of intangible assets (1)	4,333	4,908	4,632	1,438	1,597
Loss on FHLB redemption (1)	—	6,779	4,414	—	—
Gain on disposal of assets (1)	(12,309)	—	—	—	—
Investment securities (gains)/ losses (1)	257	(158)	(348)	(57)	(140)
Contingent payment expense (1)	929	—	—	—	—
Core earnings (non-GAAP)	$160,305	$246,669	$124,396	$118,783	$111,013

Core earnings per diluted common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	45,039,022	46,899,085	44,132,251	35,617,924	35,522,903

Earnings per diluted common share (GAAP)	$3.68	$4.98	$2.18	$3.25	$2.82
Core earnings per diluted common share (non-GAAP)	$3.56	$5.26	$2.82	$3.33	$3.13

Core return on average assets (non-GAAP):
Average assets (GAAP)	$13,218,824	$12,818,202	$11,775,096	$8,367,139	$7,965,514

Return on average assets (GAAP)	1.26%	1.83%	0.82%	1.39%	1.27%
Core return on average assets (non-GAAP)	1.21%	1.92%	1.06%	1.42%	1.39%

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,480,198	$1,518,607	$1,339,491	$1,108,310	$1,024,795
Average goodwill	(366,244)	(370,223)	(365,543)	(347,149)	(345,583)
Average other intangible assets, net	(23,009)	(29,403)	(28,357)	(8,873)	(10,946)
Average tangible common equity (non-GAAP)	$1,090,945	$1,118,981	$945,591	$752,288	$668,266

Return on average tangible common equity (non-GAAP)	15.24%	21.01%	10.25%	15.48%	15.09%
Core return on average tangible common equity (non-GAAP)	14.69%	22.04%	13.16%	15.79%	16.61%
(1)Tax adjustments have been adjusted using the combined marginal federal and state rate of 25.47% for 2022, 25.64% for 2021, 25.54% for 2020, and 26.13% for both 2019 for 2018.

FINANCIAL CONDITION
Total assets increased 10% to $13.8 billion at December 31, 2022 compared to $12.6 billion at December 31, 2021. Asset growth was driven by the increase in total loans, which grew 14% to $11.4 billion at December 31, 2022 compared to $10.0 billion at December 31, 2021. During 2022 investment securities increased 2% to $1.5 billion compared to year end 2021. At December 31, 2022, total liabilities were $12.3 billion compared to $11.1 billion at the end of 2021. Total deposits at the end of 2022 were $11.0 billion compared to $10.6 billion at the end of 2021, a 3% increase during the period. Total borrowings were $1.2 billion at December 31, 2022 compared to $313.8 million at December 31, 2021.

Loans
A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2022		2021		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Commercial real estate:
Commercial investor real estate	$5,130,094	45.0%	$4,141,346	41.5%	$988,748	23.9%
Commercial owner-occupied real estate	1,775,037	15.5	1,690,881	17.0	84,156	5.0
Commercial AD&C	1,090,028	9.6	1,088,094	10.9	1,934	0.2
Commercial business	1,455,885	12.8	1,481,834	14.9	(25,949)	(1.8)
Total commercial loans	9,451,044	82.9	8,402,155	84.3	1,048,889	12.5
Residential real estate:
Residential mortgage	1,287,933	11.3	937,570	9.4	350,363	37.4
Residential construction	224,772	2.0	197,652	2.0	27,120	13.7
Consumer	432,957	3.8	429,714	4.3	3,243	0.8
Total residential and consumer loans	1,945,662	17.1	1,564,936	15.7	380,726	24.3
Total loans	$11,396,706	100.0%	$9,967,091	100.0%	$1,429,615	14.3

Total loans grew by 14% to $11.4 billion at December 31, 2022, compared to $10.0 billion at December 31, 2021, driven by growth in the commercial real estate loan portfolio. The decline in the commercial business loan portfolio was the result of the reduction in the portfolio from the continued run-off of PPP loans during the year. Excluding PPP loans, total loans at December 31, 2022 grew 16% to $11.4 billion as compared to $9.8 billion at December 31, 2021, as the commercial loan portfolio increased $1.2 billion, while the residential mortgage and consumer loans rose $380.7 million, as a greater number of conventional 1-4 family mortgage and one-year ARM loans were retained to grow the portfolio. The growth in the commercial portfolio, excluding PPP loans, occurred in all commercial portfolios led by the $988.7 million or 24% growth in the investor real estate commercial portfolio. During 2022, new gross commercial loan production of $3.9 billion was generated of which $2.5 billion was funded, which more than offset $1.2 billion in commercial loan run-off.

Loan Balances by Industry
Loan balances by industry for specific lending portfolios are presented in the following table:

	December 31, 2022
	Owner-Occupied Real Estate	Commercial Business
(Dollars in thousands)	Amount	Amount	Total Amount
Accommodation & Food Services	$70,681	$98,498	$169,179
Administrative & Support	42,643	48,356	90,999
Agriculture & Forestry	2,473	6,914	9,387
Arts, Entertainment & Recreation	26,483	148,329	174,812
Construction	173,087	228,899	401,986
Educational Services	162,494	145,475	307,969
Finance & Insurance	48,057	26,881	74,938
Health Care & Social Assistance	106,563	138,832	245,395
Information	4,881	8,698	13,579
Management of Companies	56,290	—	56,290
Manufacturing	45,876	77,430	123,306
Other Services	56,774	316,270	373,044
Professional, Scientific & Technical Services	236,865	113,074	349,939
Public Administration	4,171	7,766	11,937
Real Estate Rental & Leasing	271,863	61,835	333,698
Retail	48,197	228,094	276,291
Transportation & Warehousing	25,322	28,783	54,105
Utilities	457	2,021	2,478
Wholesale	72,708	88,882	161,590
Total loans	$1,455,885	$1,775,037	$3,230,922

Loan Maturities and Interest Rate Sensitivity
Loan maturities and interest rate characteristics for loan portfolios are presented in the following table:

	At December 31, 2022
	Fixed Rate Loans					Variable Rate Loans
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial Real Estate:
Commercial investor R/E	$413,199	$1,582,595	$1,966,753	$—	$3,962,547	$169,875	$553,077	$441,149	$3,446	$1,167,547
Commercial owner-occupied R/E	149,668	503,125	842,083	22,362	1,517,238	20,741	112,742	121,457	2,859	257,799
Commercial AD&C	18,661	118,533	61,793	—	198,987	496,350	354,383	40,302	6	891,041
Commercial business	326,166	393,365	28,157	13,676	761,364	229,864	323,877	57,281	83,499	694,521
Total commercial loans	907,694	2,597,618	2,898,786	36,038	6,440,136	916,830	1,344,079	660,189	89,810	3,010,908
Residential real estate:
Residential mortgage	22,977	103,250	231,111	94,345	451,683	134,612	411,189	264,985	25,464	836,250
Residential construction	4,162	—	—	—	4,162	208,765	11,551	—	294	220,610
Consumer	13,185	7,622	2,447	3	23,257	112,426	217,793	67,985	11,496	409,700
Total residential and consumer loans	40,324	110,872	233,558	94,348	479,102	455,803	640,533	332,970	37,254	1,466,560
Total loans	$948,018	$2,708,490	$3,132,344	$130,386	$6,919,238	$1,372,633	$1,984,612	$993,159	$127,064	$4,477,468

Composition of Investment Securities
The composition of investment securities for the periods indicated is presented in the following table:

	December 31,
	2022		2021		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Available-for-sale debt securities(1):
U.S. treasuries and government agencies	$93,622	6.1%	$68,539	4.5%	$25,083	36.6%
State and municipal	265,997	17.2	326,402	21.7	(60,405)	(18.5)
Mortgage-backed and asset-backed(2)	854,919	55.4	1,070,955	71.1	(216,036)	(20.2)
Total available-for-sale debt securities(3)	1,214,538	78.7	1,465,896	97.3	(251,358)	(17.1)

Held-to-maturity debt securities(4):
Mortgage-backed and asset-backed(2)	259,452	16.8	—	—	259,452	N/M
Total held-to-maturity debt securities(3)	259,452	16.8	—	—	259,452	N/M

Other investments, at cost:
Federal Reserve Bank stock	38,873	2.6	34,097	2.3	4,776	14.0
Federal Home Loan Bank of Atlanta stock	29,668	1.9	6,392	0.4	23,276	N/M
Other	677	—	677	—	—	—
Other investments	69,218	4.5	41,166	2.7	28,052	68.1
Total securities(3)	$1,543,208	100.0%	$1,507,062	100.0%	$36,146	2.4
(1)At estimated fair value.
(2)Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.
(3)The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2022 or 2021.
(4)At amortized cost.

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed and asset-backed securities and collateralized mortgage obligations and state and municipal securities. As the portfolio grew 2% during 2022, the composition of the total securities portfolio remained stable compared to the prior year During the first quarter of 2022, we transferred certain debt securities from available-for-sale to held-to-maturity. The total amortized cost of debt securities transferred was $305.6 million with the associated fair value of $289.4 million and unrealized losses of $16.2 million at the date of transfer. The transfer occurred to lessen the impact on the Company's tangible common equity in contemplation of anticipated future increases in general market interest rates. December 31, 2022, total mortgage and asset-backed securities comprised 72% of the investment portfolio compared to 71% at December 31, 2021.

At December 31, 2022, 95% of the investment portfolio was invested in Aa/AA or Aaa/AAA rated securities compared to 93% at December 31, 2021. The average duration of the investment portfolio was 4.8 years compared to 4.3 years at the end of the prior year. The rise in the duration of the portfolio reflects the effect of the rising rate interest environment during the current year. The composition and duration of the investment portfolio has resulted in a portfolio with low credit risk that is expected to provide the liquidity needed to meet lending and other funding demands. The portfolio is monitored on a continual basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Maturity Distribution and Yield Analysis of Investment Securities
The following table summarizes the weighted average yields for AFS and HTM debt securities by contractual maturity of the underlying securities as of December 31, 2022:

	One year or Less	One to five years	Five to ten years	After ten years	Total
Available-for-sale debt securities:
U.S. treasuries and government agencies	—%	1.32%	—%	—%	1.32%
State and municipal	2.84%	2.64%	2.01%	2.44%	2.44%
Mortgage-backed and asset-backed	3.18%	3.28%	1.52%	2.38%	2.13%
Total available-for-sale debt securities	3.00%	2.13%	1.57%	2.40%	2.14%

Held-to-maturity debt securities:
Mortgage-backed and asset-backed	—%	—%	2.05%	2.18%	2.16%
Total held-to-maturity debt securities	—%	—%	2.05%	2.18%	2.16%

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost. Yields on tax-exempt securities have been computed on a tax-equivalent basis using the federal statutory tax rate of 21%.

Other Earning Assets
Residential mortgage loans held for sale decreased to $11.7 million at December 31, 2022 compared to $39.4 million as of December 31, 2021, due to the decrease in volume of originations as residential lending rates rose during the year and the decision to hold a larger percentage of production on the balance sheet to provide for renewed growth of the residential mortgage portfolio. Interest-bearing deposits with banks decreased by $250.3 million to $103.9 million at December 31, 2022 compared to $354.1 million at December 31, 2021, as the excess liquidity that existed at the end of 2021 was used to fund 2022's loan growth.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	December 31,
	2022		2021		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$3,673,300	33.5%	$3,779,630	35.6%	$(106,330)	(2.8)%
Interest-bearing deposits:
Demand	1,435,454	13.1	1,604,714	15.1	(169,260)	(10.5)
Money market savings	3,213,045	29.4	3,415,663	32.1	(202,618)	(5.9)
Regular savings	513,360	4.7	533,862	5.0	(20,502)	(3.8)
Time deposits of less than $250,000	1,644,645	15.0	910,464	8.6	734,181	80.6
Time deposits of $250,000 or more	473,617	4.3	380,398	3.6	93,219	24.5
Total interest-bearing deposits	7,280,121	66.5	6,845,101	64.4	435,020	6.4
Total deposits	$10,953,421	100.0%	$10,624,731	100.0%	$328,690	3.1

Deposits and Borrowings
Total deposits at December 31, 2022 were $11.0 billion compared to $10.6 billion at December 31, 2021, a 3% increase during the period as interest-bearing deposits grew 6%, offset by a 3% decline in noninterest-bearing deposits. This growth was driven principally by time deposits, which increased $827.4 million and exceeded the combined decline in demand, money market and noninterest-bearing accounts of $478.2 million. Total time deposits grew 64% as a result of two factors: the attractiveness of the product to customers in the current year's rising interest rate environment and the growth in brokered deposits. Excluding the impact of brokered time deposits, total deposits decreased 4%. The declines in the other deposit categories were the result of three major factors: the decline in noninterest-bearing deposits maintained by title companies as mortgage activity slowed during the year, a large decrease in a single brokered money market account and the decline in interest-bearing commercial checking accounts. The loan-to-deposit ratio rose to 104% at the end of 2022 compared to 94% the end of 2021 as a result of the 14% loan growth exceeding the 3% deposit growth during the period. At December 31, 2022, interest-bearing deposits represented 66% of total deposits with the remaining 34% in noninterest-bearing balances. At December 31, 2021, interest-bearing deposits represented 64% of total deposits, while non-interest bearing deposits represented 36%.

The total amount of deposits that exceeded the $250,000 insured limit provided by the FDIC was approximately $5.6 billion at December 31, 2022. This estimate is based on the determination of known deposit account relationships of each depositor and the insurance guidelines provided by the FDIC.

Prior to the current year, a large portion of the liquidity from the deposit of PPP funds into accounts at the Bank provided funding for the complete liquidation of federal funds purchased and FHLB advances and the reduction of brokered time deposits during 2021 and resulted in lower interest expense during the year. During the current year, total borrowings increased $928 million or 296% at December 31, 2022 compared to December 31, 2021, primarily in federal funds and advances from the FHLB. The year-over-year increase in borrowings reflects the impact of the current year's rate of loan growth, which was not matched by the year's deposit growth. In addition, $200 million in subordinated debt, which qualifies as Tier 2 capital, was issued in the first quarter of 2022 to provide increased capacity for greater real estate lending and participation in the Company's stock repurchase program.

Capital Management
The Company monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Stockholders’ equity at December 31, 2022 remained at $1.5 billion compared to December 31, 2021, as equity was negatively impact by the $25.0 million repurchase of common shares during the previous twelve months and the $123.4 million increase in the accumulated other comprehensive loss in the investment portfolio that resulted from the rising rate environment during the past year. The ratio of average equity to average assets was 11.20% for the year ended December 31, 2022, as compared to 11.85% for the year ended December 31, 2021.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for the Company's capital adequacy are summarized in the following table.

	Ratios at December 31,		Minimum Regulatory Requirements
	2022	2021
Tier 1 Leverage	9.33%	9.26%	4.00%

Common Equity Tier 1 Capital to risk-weighted assets	10.23%	11.91%	4.50%

Tier 1 Capital to risk-weighted assets	10.23%	11.91%	6.00%

Total Capital to risk-weighted assets	14.20%	14.59%	8.00%

Regulatory capital at December 31, 2022 was comprised of Tier 1 capital of $1.3 billion and total qualifying capital of $1.7 billion. As of December 31, 2022, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The main drivers of the decline in the ratios at December 31, 2022 from December 31, 2021 was the 27% growth in risk-weighted assets driven by commercial loan growth and associated unfunded lending commitments, while Tier 1 and total qualifying capital grew at 9% and 23%, respectively. The growth in total qualifying capital was driven by the issuance of $200 million in subordinated debt in the first quarter of 2022. During the year, we continued to elect to apply the provisions of the CECL deferral transition in the determination of its risk-based capital ratios. At December 31, 2022, the impact of the application of this deferral transition provided an additional $14.0 million in Tier 1 capital compared to $11.5 million at December 31, 2021, and resulted in raising the common equity Tier 1 ratio by 11 and 12 basis points, respectively.

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

Tangible common equity remained at $1.1 billion at December 31, 2022, compared to December 31, 2021. The tangible common equity ratio decreased to 8.18% of tangible assets at December 31, 2022, compared to 9.21% at December 31, 2021 as common equity was negatively impact by the $25.0 million repurchase of common shares during the previous twelve months and the $123.4 million increase in the accumulated other comprehensive loss in the investment portfolio that resulted from the rising rate environment and the 10% increase in tangible assets during 2022.

Non-GAAP Tangible Common Equity Ratios
A reconciliation of the non-GAAP ratio of tangible common equity to tangible assets and tangible book value per common share are provided in the following table.

	December 31,
(Dollars in thousands, except per share data)	2022	2021	2020	2019	2018
Tangible common equity ratio:
Total stockholders' equity	$1,483,768	$1,519,679	$1,469,955	$1,132,974	$1,067,903
Goodwill	(363,436)	(370,223)	(370,223)	(347,149)	(347,149)
Other intangible assets, net	(19,855)	(25,920)	(32,521)	(7,841)	(9,788)
Tangible common equity	$1,100,477	$1,123,536	$1,067,211	$777,984	$710,966

Total assets	$13,833,119	$12,590,726	$12,798,429	$8,629,002	$8,243,272
Goodwill	(363,436)	(370,223)	(370,223)	(347,149)	(347,149)
Other intangible assets, net	(19,855)	(25,920)	(32,521)	(7,841)	(9,788)
Tangible assets	$13,449,828	$12,194,583	$12,395,685	$8,274,012	$7,886,335

Outstanding common shares	44,657,054	45,118,930	47,056,777	34,970,370	35,530,734

Tangible common equity ratio	8.18%	9.21%	8.61%	9.40%	9.02%
Book value per common share	$33.23	$33.68	$31.24	$32.40	$30.06
Tangible book value per common share	$24.64	$24.90	$22.68	$22.25	$20.01

Credit Risk
Our fundamental lending business is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. We mitigate credit risk through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Residential mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans secured by personal property, such as auto loans, generally experience medium credit losses. Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and, for that reason, we have chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during times of economic uncertainty. Inconsistent economic conditions may have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

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

We recognize a lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors, such as bankruptcy, interruption of cash flows, etc., considered at the monthly credit committee meeting. Classification as a non-accrual loan is based on a determination that we may not collect all principal and/or interest payments according to contractual terms. When a loan is placed on non-accrual status all accrued but unpaid interest is reversed from interest income. Typically, all payments received on non-accrual loans are first applied to the remaining principal balance of the loans. Any additional recoveries are credited to the allowance up to the amount of all previous charge-offs.

The level of non-performing loans to total loans decreased to 0.35% at December 31, 2022 compared to 0.49% at December 31, 2021. Non-performing loans were $39.4 million at December 31, 2022 in comparison to $48.8 million at December 31, 2021. Loans placed on non-accrual during 2022 amounted to $12.1 million compared to $8.1 million for 2021. During the current year, we successfully resolved $22.5 million in non-accrual relationships compared to $63.3 million for the prior year. The reduction in non-accrual loans during the current year resulted in $0.9 million in principal charge-offs compared to $11.6 million for 2021.

While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level. Risks, uncertainties and various other factors related to the economy and the businesses of the our borrowers may affect their ability to remit contractual payments on their obligations to the Company in a timely manner. The current ability to predict the ultimate outcome or impact of the measures adopted by the government on the economic well-being of the our borrowers and the manifestations of all these factors including the future performance aspect of the credit portfolio remains uncertain.

The methodology for evaluating whether a loan shall be placed on non-accrual status begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, payment record and available cash resources that may include the sufficiency of collateral value and, in a select few cases, verifiable support from financial guarantors. In measuring a specific allowance, we look primarily to the value of the collateral (adjusted for estimated costs to sell) or projected cash flows generated by the operation of the collateral as the primary sources of repayment of the loan. We may consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship. Guarantees may be considered as a source of repayment based on the guarantor’s financial condition and payment capacity. Accordingly, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as non-accrual.

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
•Re-verification of the documentation supporting our position with respect to the collateral securing the loan.
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
•We will individually assess the allowance for credit losses based on the fair value of the collateral for any collateral dependent loans where the borrower is experiencing financial difficulty or when we determine that foreclosure is probable. We will charge-off the excess of the loan amount over the fair value of the collateral adjusted for the estimated selling costs.

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

We may extend the maturity of a performing or current loan that may have some inherent weakness associated with the loan. However, we generally follows a policy of not extending maturities on non-performing loans under existing terms. Maturity date extensions only occur under revised terms that clearly place us in a position to increase the likelihood of or assure full collection of the loan under the contractual terms and/or terms at the time of the extension that may eliminate or mitigate the inherent weakness in the loan. These terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows. Guarantees may be a consideration in the extension of loan maturities. As a general matter, we do not view the extension of a loan to be a satisfactory approach to resolving non-performing credits. On an exception basis, certain performing loans that have displayed some inherent weakness in the underlying collateral values, an inability to comply with certain loan covenants which are not affecting the performance of the credit or other identified weakness may be extended.

We continue to sell a portion of our fixed-rate residential mortgage originations in the secondary mortgage market. Concurrent with such sales, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require us to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of nine to eighteen months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period. Such transactions could be due to a number of causes including borrower fraud or early payment default. We have experienced a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. A liability of $0.5 million is maintained for probable losses due to repurchases. Management believes that this reserve is appropriate.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. At December 31, 2022, the amortized cost of the Company's mortgage loan servicing rights was $0.3 million compared to $0.4 million at December 31, 2021. The decline in the year-over-year balance was the result of loan pay-offs. We did not incur any impairment losses during 2022.

Periodically we may engage in whole loan sale transactions of residential mortgage loans as a part of our interest rate risk management strategy. No whole loan sales occurred during 2022.

Analysis of Credit Risk
The following table presents information with respect to non-accrual loans, 90-day past due delinquencies and non-performing assets for the years indicated:

	At December 31,
(Dollars in thousands)	2022	2021
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$9,943	$12,489
Commercial owner-occupied real estate	5,019	9,306
Commercial AD&C	—	650
Commercial business	7,322	8,420
Residential real estate:
Residential mortgage	7,439	8,441
Residential construction	—	55
Consumer	5,059	6,725
Total non-accrual loans(1)	34,782	46,086

Loans 90 days past due:
Commercial real estate:
Commercial investor	—	—
Commercial owner-occupied	—	—
Commercial AD&C	—	—
Commercial business	1,002	—
Residential real estate:
Residential mortgage	—	557
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	1,002	557

Restructured loans (accruing)	3,575	2,167
Total non-performing loans(2)	39,359	48,810
Other real estate owned, net	645	1,034
Total non-performing assets	$40,004	$49,844

Non-accrual loans to total loans	0.31%	0.46%
Non-performing loans to total loans	0.35%	0.49%
Non-performing assets to total assets	0.29%	0.40%
Allowance for credit losses to non-accrual loans	391.70%	236.83%
Allowance for credit losses to non-performing loans	346.15%	223.61%
(1)Gross interest income that would have been recorded in 2022 if non-accrual loans shown above had been current and in accordance with their original terms was $2.0 million. No interest income was accrued on these loans during the year while on non-accrual status. Please see Note 1 - Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.
(2)Performing loans considered potential problem loans, as defined and identified by management, amounted to $15.3 million at December 31, 2022. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms, well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Allowance for Credit Losses
The allowance for credit losses represents management’s estimate of the portion of our loans’ amortized cost basis not expected to be collected over the loans’ contractual life. As a part of the credit oversight and review process, we maintain an allowance for credit losses (the “allowance”). The following allowance section should be read in conjunction with the “Allowance for Credit Losses” section in Note 1 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Accrued interest receivable is excluded from the measurement of the allowance as the non-accrual policy requires the reversal of any accrued, uncollected interest income when loans are placed on non-accrual status.

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

The provision for credit losses was a charge of $34.4 million in 2022 compared to a credit of $45.6 million in 2021. The charge for credit losses for the current period that is directly attributable to the loan portfolio was $26.7 million. The current period provision expense also contains an adjustment of $7.7 million associated with unfunded loan commitments. The provision for credit losses for the year ended December 31, 2022 was a reflection of the growth in the loan portfolio, coupled with management's consideration of the potential impact of current recessionary pressures and other portfolio qualitative metrics. The credit to the provision for credit losses for the prior year was a reflection of the net impact of forecasted economic metrics during 2021 and other factors applied in the determination of the allowance.

At December 31, 2022, the allowance for credit losses was $136.2 million as compared to $109.1 million at December 31, 2021. The allowance for credit losses as a percent of total loans was 1.20% and 1.10% at December 31, 2022 and December 31, 2021, respectively. The allowance for credit losses represented 346% of non-performing loans at December 31, 2022 as compared to 224% at December 31, 2021. At December 31, 2022 the allowance attributable to the commercial portfolio represented 1.30% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.68%, compared to 1.20% and 0.55%, respectively, at December 31, 2021. At the end of the current year, with respect to the total commercial portion of the allowance, 53% of this portion is allocated to the investor real estate loan portfolio, resulting in the ratio of the allowance for investor real estate loans to total investor real estate loans of 1.26%. A similar ratio with respect to AD&C loans was 1.71% and 1.93% for commercial business loans at the end of the current year.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects our historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider the expected impact of certain qualitative factors not fully captured in the collective quantitative reserve, including concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where we have determined that foreclosure is probable. At December 31, 2022, the impact of the utilization of the historical default and loss experience combined with the reasonable and supportable economic forecast results in 45% of the total allowance being attributable to quantifiable factors, while 55% of the allowance is attributable to the collective qualitative factors. At the end of the previous year, the utilization of the historical default and loss experience along with the economic forecast resulted in 57% of the total allowance being attributable to quantifiable factors while 43% was attributable to the collective qualitative factors. The shift from 2021 to 2022 allocations of the allowance between the quantified and qualitative portions is mainly attributable to the increased concentrations of the loan portfolio within the commercial investor real estate segment coupled with the elevated probability of recession observed during the current year.

The quantified collective portion of the allowance is determined by pooling loans into segments based on the similar risk characteristics of the underlying borrowers, in addition to consideration of collateral type, industry and business purpose of the loans. We selected two collective methodologies, the discounted cash flows and weighted average remaining life methodologies. Segments utilizing the discounted cash flow method are further sub-segmented based on the risk level (determined either by internal risk ratings or Beacon Scores). Collective calculation methodologies use the Company’s historical default and loss experience adjusted for economic forecasts. The reasonable and supportable forecast period represents a two year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period expected losses revert back to the historical mean over the next two years on a straight-line basis.

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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when we have determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the present value of expected cash flows from the operation of the collateral is used as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $26.2 million, with individual allowances of $6.9 million against those loans at December 31, 2022.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the appropriateness of the collateral based on an internal evaluation. The policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. Our borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Excluding the PPP loans, commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at December 31, 2022 and 86% of total loans at December 31, 2021. Certain loan terms may create concentrations of credit risk and increase our exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

The following table presents an allocation of the allowance for credit losses by portfolio as of each period end. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate credit losses; however, the allocation does not restrict the usage of the allowance for any specific loan category.

	December 31,
(In thousands)	2022		2021
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$64,737	45.0%	$45,289	41.5%
Commercial owner-occupied real estate	11,646	15.5	11,687	17.0
Commercial AD&C	18,646	9.6	20,322	10.9
Commercial business	28,027	12.8	23,170	14.9
Total commercial	123,056	82.9	100,468	84.3
Residential real estate:
Residential mortgage	9,424	11.3	5,384	9.4
Residential construction	1,337	2.0	1,048	2.0
Consumer	2,425	3.8	2,245	4.3
Total residential and consumer	13,186	17.1	8,677	15.7
Total allowance for credit losses - loans	$136,242	100.0%	$109,145	100.0%

Summary of Credit Loss Experience
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Balance, January 1	$109,145	$165,367
Provision/ (credit) for credit losses - loans	26,680	(45,556)
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	—	(5,802)
Commercial owner-occupied real estate	—	(136)
Commercial AD&C	—	(2,007)
Commercial business	(716)	(4,069)
Residential real estate:
Residential mortgage	(155)	—
Residential construction	—	—
Consumer	(234)	(299)
Total charge-offs	(1,105)	(12,313)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	320	285
Commercial owner-occupied real estate	49	—
Commercial AD&C	—	—
Commercial business	799	565
Residential real estate:
Residential mortgage	102	410
Residential construction	8	5
Consumer	244	382
Total recoveries	1,522	1,647
Net charge-offs	417	(10,666)
Balance, period end	$136,242	$109,145

Net charge-offs to average loans	—%	0.11%
Allowance for credit losses on loans to total loans	1.20%	1.10%

Market Risk Management
Our net income is largely dependent on net interest income. Net interest income is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or re-price on a different basis than interest-earning assets. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders' equity.

Our interest rate risk management goals are (1) to increase net interest income at a growth rate consistent with the growth rate of total assets, and (2) to minimize fluctuations in net interest income as a percentage of interest-earning assets. Management attempts to achieve these goals by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets; by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched; by maintaining a pool of administered core deposits; and by adjusting pricing rates to market conditions on a continuing basis.

Bancorp’s board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s Asset/Liability Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. We measure the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optional factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology we have applied. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. As an example, certain money market deposit accounts are assumed to reprice at 40% to 100% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement. As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage the Bank’s net interest margin. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

The Company prepares a current base case and eight alternative simulations at least once per quarter and reports the analysis to the board of directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate. The statement of condition is subject to quarterly testing for eight alternative interest rate shock possibilities to indicate the inherent interest rate risk. Projected interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that it determines are impractical in a current rate environment. It is management’s goal to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

We augment our quarterly interest rate shock analysis with alternative external interest rate scenarios on a monthly basis. These alternative interest rate scenarios may include non-parallel rate ramps and non-parallel yield curve twists. If a measure of risk produced by the alternative simulations of the entire statement of condition violates policy guidelines, ALCO is required to develop a plan to restore the measure of risk to a level that complies with policy limits within two quarters.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100bp	- 200 bp	- 300bp	- 400bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2022	1.87%	1.58%	1.29%	0.75%	(0.89%)	(1.75%)	(2.66%)	(4.17%)
December 31, 2021	8.61%	6.53%	4.80%	2.16%	N/A	N/A	N/A	N/A

As reflected in the table above, the measures of net interest income at risk at December 31, 2022 declined in every rising interest rate change scenario compared to December 31, 2021. As the table indicates, in each interest rate environment, net interest income sensitivity decreased compared to December 31, 2021. The change in the net interest income at risk is the result of a decrease in asset sensitivity due to fixed rate loan growth as market rates rose, the increase in borrowed funds and a decrease in interest-bearing deposits with banks. At December 31, 2022, all measures remained well within prescribed policy limits. The table also indicates that should the interest rate environment decline, net interest income would be reduced as the profile reflects the Bank is asset sensitive.

The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of our cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of our net assets.

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2022	(20.78%)	(15.84%)	(10.62%)	(5.32%)	5.13%	10.48%	15.71%	18.74%
December 31, 2021	(10.29%)	(6.18%)	(2.16%)	0.05%	N/A	N/A	N/A	N/A

Overall, the measure of the economic value of equity ("EVE") at risk shifted significantly in all scenarios from December 31, 2021 to December 31, 2022. The increase in the risk associated with EVE during the period was primarily the result of reduced asset market values of loans and investments driven by the increase in the interest rate environment during the period, coupled with a reduced level of lower rate deposits and an increased amount of fixed rate loans.

LIBOR Transition
We have certain loans, interest rate swap agreements and debt obligations whose interest rates are indexed to the London InterBank Offered Rate (LIBOR). On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority, and administrator, ICE Benchmark Administration, Limited, announced that the publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities will cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. In response to this timing, we have ceased utilizing LIBOR in the pricing of its offered credit products as of December 31, 2021. Our systems have been updated and are able to offer products that utilize SOFR, AMERIBOR and other alternative reference rates. We identified all known LIBOR exposures, created a plan to address the exposures, and continue to communicate with all stakeholders in order to facilitate the transition from LIBOR-based loans to an alternative reference rate. At December 31, 2022, we had approximately 1,000 loans totaling $1.2 billion indexed to LIBOR that will mature after June 30, 2023, of which 713 loans totaling $488.4 million are adjustable-rate mortgage loans.

We currently have $175.0 million in fixed to floating rate subordinated debenture notes that bear a fixed rate through November 14, 2024. Beginning November 15, 2024, the interest rate was to shift to a floating rate based on three-month LIBOR plus 262 basis points through the remaining maturity or early redemption of the notes. The note indenture contains robust fallback language that allows for an appropriate alternative benchmark rate to be applied to determine the overall interest rate on the notes.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. Our liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2022. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits and certain time deposits of $250 thousand or more, to be a relatively stable funding source. Core deposits equaled 76% of total interest-earning assets at December 31, 2022. In addition, loan payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that we are able to pursue new business opportunities.

In addition to factors discussed above that can affect liquidity, the Company’s growth, mortgage banking activities and changes in the liquidity of the investment portfolio due to fluctuations in interest rates are also taken into consideration. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, our liquidity position is measured quarterly or as necessary, looking forward at thirty day intervals from 30 to 360 days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of December 31, 2022, provides an indication of liquidity versus requirements that we utilize to determine how we will fund loans and other earning assets.

The Company has external sources of funds that can be drawn upon when required. The main sources of external liquidity are available lines of credit with the FHLB and the Federal Reserve Bank. Based on pledged collateral, the available line of credit with the FHLB totaled $3.2 billion with $550.0 million outstanding borrowings against it as of December 31, 2022. We also had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $718.6 million at December 31, 2022 collateralized by portfolio loans, with no borrowings outstanding as of the period end. In addition, we have unsecured lines of credit with correspondent banks of $1.6 billion with $260.0 million outstanding at December 31, 2022. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2022.

Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2022, the Bank could have declared a dividend of $177.9 million to Bancorp. At December 31, 2022, Bancorp had liquid assets of $83.9 million.

The Company has various contractual obligations that affect its cash flows and liquidity. For information regarding material contractual obligations, please see Market Risk Management previously discussed, and Note 6 - Premises and Equipment, Note 7 - Leases, Note 10 - Borrowings, Note 13 - Pension, Profit Sharing and Other Employee Benefit Plans, Note 18 - Derivatives, Note 19 - Financial Instruments with Off-Balance Sheet Risk, and Note 21 - Fair Value in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
With the exception of the Company’s obligations in connection with its irrevocable letters of credit and loan commitments, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approval for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessments are considered when determining the amount and structure of credit arrangements. Commitments to extend credit are agreements to provide financing to a customer with the provision that there are no violations of any condition established in the agreement. Commitments generally have interest rates determined by current market rates, expiration dates or other termination clauses and may require payment of a fee. Lines of credit typically represent unused portions of lines of credit that were provided and remain available as long as customers comply with the requisite contractual conditions. Commitments to extend credit are evaluated, processed and/or renewed regularly on a case by case basis, as part of the credit management process. The total commitment amount or line of credit amounts do not necessarily represent future cash requirements, as it is highly unlikely that all customers would draw on their lines of credit in full at one time. For additional information on off-balance sheet arrangements, please see Note 19 - Financial Instruments with Off-Balance Sheet Risk and Note 10 - Borrowings in the Notes to the Consolidated Financial Statements, and Capital Management above.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
The information required by this item is incorporated by reference to Part II, Item 7 of this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Internal Control Over Financial Reporting
As part of our program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control— Integrated Framework (2013). Management’s Assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The attestation report by the Company's independent registered public accounting firm, Ernst & Young LLP, on the Company's internal control over financial reporting begins on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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
February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Allowance for credit losses
Description of the Matter
As of December 31, 2022, the Company’s loan portfolio totaled approximately $11.4 billion and the allowance for credit losses was $136.2 million. As described in Notes 1 and 5 to the consolidated financial statements, the Company estimates an allowance representing an amount, which, in management’s judgment, is appropriate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date. The Company’s methodology for estimating the allowance includes (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administration, and (3) individual allowances on certain collateral-dependent loans.

Auditing management’s estimate of the allowance involved a high degree of subjectivity due to the significant judgment required in determining the measurement of the qualitative reserve related to concentrations of the loan portfolio. Management’s measurement of the qualitative reserve applied to the loan portfolio is highly judgmental and could have a significant effect on the allowance.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's controls over its allowance, including controls over the review of data used to determine the measurement of the qualitative factor related to concentrations of the loan portfolio. Our tests of controls included observation of certain of management committee meetings, at which key management judgements are subjected to critical challenge, inspection of meeting materials and meeting minutes and inquiries of key management personnel.

To evaluate the appropriateness of the qualitative reserve, we tested the completeness and accuracy of data used in determining the qualitative reserve, including internal data used to measure portfolio concentrations. We recalculated metrics used by management in the qualitative factor determination. In testing management’s measurement of the qualitative reserve, we reviewed management’s judgments about risk, such as risk in various portfolio concentrations and evaluated the corroborating or contrary evidence, as appropriate. Our audit response also included involving EY specialists to evaluate the conceptual soundness of the methodology used to calculate the qualitative factor related to concentrations.

We also evaluated the overall allowance amount and whether the amount appropriately reflects lifetime expected losses in the loan portfolio as of the consolidated balance sheet date. For example, we compared the loss experience estimated by the allowance model during the year to the Company’s actual historical loss experience and underlying macroeconomic conditions and forecasts. We also compared certain of the Company’s allowance ratios to the ratios of the Company’s peers and evaluated trends in the allowance compared to relevant Company-specific trends.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Tysons, VA
February 21, 2023

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$88,152	$65,630
Federal funds sold	193	312
Interest-bearing deposits with banks	103,887	354,078
Cash and cash equivalents	192,232	420,020
Residential mortgage loans held for sale (at fair value)	11,706	39,409
Investments held-to-maturity, at cost (fair value of $220,123)	259,452	—
Investments available-for-sale (at fair value)	1,214,538	1,465,896
Other investments, at cost	69,218	41,166
Total loans	11,396,706	9,967,091
Less: allowance for credit losses - loans	(136,242)	(109,145)
Net loans	11,260,464	9,857,946
Premises and equipment, net	67,070	59,685
Other real estate owned	645	1,034
Accrued interest receivable	41,172	34,349
Goodwill	363,436	370,223
Other intangible assets, net	19,855	25,920
Other assets	333,331	275,078
Total assets	$13,833,119	$12,590,726

Liabilities
Noninterest-bearing deposits	$3,673,300	$3,779,630
Interest-bearing deposits	7,280,121	6,845,101
Total deposits	10,953,421	10,624,731
Securities sold under retail repurchase agreements and federal funds purchased	321,967	141,086
Advances from FHLB	550,000	—
Subordinated debt	370,205	172,712
Total borrowings	1,242,172	313,798
Accrued interest payable and other liabilities	153,758	132,518
Total liabilities	12,349,351	11,071,047

Stockholders' equity
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
44,657,054 and 45,118,930 at December 31, 2022 and 2021, respectively	44,657	45,119
Additional paid-in capital	734,273	751,072
Retained earnings	836,789	732,027
Accumulated other comprehensive loss	(131,951)	(8,539)
Total stockholders' equity	1,483,768	1,519,679
Total liabilities and stockholders' equity	$13,833,119	$12,590,726

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
Interest income:
Interest and fees on loans	$462,121	$423,152	$393,477
Interest on loans held for sale	738	1,736	1,686
Interest on deposits with banks	2,672	725	446
Interest and dividend income on investment securities:
Taxable	20,519	16,118	22,136
Tax-advantaged	9,609	8,552	5,814
Interest on federal funds sold	8	1	1
Total interest income	495,667	450,284	423,560
Interest expense:
Interest on deposits	43,854	15,022	41,651
Interest on retail repurchase agreements and federal funds purchased	2,929	182	1,965
Interest on advances from FHLB	7,825	2,649	6,593
Interest on subordinated debt	14,055	7,913	10,192
Total interest expense	68,663	25,766	60,401
Net interest income	427,004	424,518	363,159
Provision/ (credit) for credit losses	34,372	(45,556)	85,669
Net interest income after provision/ (credit) for credit losses	392,632	470,074	277,490
Non-interest income:
Investment securities gains/ (losses)	(345)	212	467
Gain on disposal of assets	16,516	—	—
Service charges on deposit accounts	9,803	8,241	7,066
Mortgage banking activities	6,130	24,509	40,058
Wealth management income	35,774	36,841	30,570
Insurance agency commissions	2,927	7,017	6,795
Income from bank owned life insurance	3,141	3,022	2,867
Bank card fees	4,379	6,896	5,672
Other income	8,694	15,317	9,221
Total non-interest income	87,019	102,055	102,716
Non-interest expense:
Salaries and employee benefits	158,504	155,830	134,471
Occupancy expense of premises	19,255	22,405	21,383
Equipment expenses	14,779	12,883	12,224
Marketing	5,197	4,730	4,281
Outside data services	10,199	8,983	8,759
FDIC insurance	4,792	4,294	4,727
Amortization of intangible assets	5,814	6,600	6,221
Merger, acquisition and disposal expense	1,068	45	25,174
Professional fees and services	9,169	10,308	7,939
Other expenses	28,516	34,392	30,603
Total non-interest expense	257,293	260,470	255,782
Income before income tax expense	222,358	311,659	124,424
Income tax expense	56,059	76,552	27,471
Net income	$166,299	$235,107	$96,953

Net income per common share amounts:
Basic net income per common share	$3.69	$5.00	$2.19
Diluted net income per common share	$3.68	$4.98	$2.18
Dividends declared per share	$1.36	$1.28	$1.20

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net income	$166,299	$235,107	$96,953
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	(152,196)	(38,104)	32,950
Related income tax (expense)/ benefit	38,762	9,751	(8,428)
Net investment (gains)/ losses reclassified into earnings	345	(212)	(467)
Related income tax expense/ (benefit)	(88)	54	120
Net effect on other comprehensive income/ (loss)	(113,177)	(28,511)	24,175

Investments held-to-maturity:
Net change in unrealized loss	(14,003)	—	—
Related income tax benefit	3,567	—	—
Net effect on other comprehensive income/ (loss)	(10,436)	—	—

Defined benefit pension plan:
Net change in unrealized gains/ (losses)	294	1,687	(1,542)
Related income tax (expense)/ benefit	(93)	(420)	404
Net effect on other comprehensive income/ (loss)	201	1,267	(1,138)
Total other comprehensive income/ (loss)	(123,412)	(27,244)	23,037
Comprehensive income	$42,887	$207,863	$119,990

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

` (Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity
Balances at January 1, 2020	$34,970	$586,622	$515,714	$(4,332)	$1,132,974
Net income	—	—	96,953	—	96,953
Other comprehensive income, net of tax	—	—	—	23,037	23,037
Total other comprehensive income					119,990
Common stock dividends $1.20 per share	—	—	(53,175)	—	(53,175)
Stock compensation expense	—	3,850	—	—	3,850
Common stock issued pursuant to:
Revere Bank acquisition - 12,768,949 shares	12,769	276,320	—	—	289,089
Stock option plan - 26,063 shares	27	289	—	—	316
Conversion of Revere stock options - 395,298 options	—	3,611	—	—	3,611
Employee stock purchase plan - 65,337 shares	65	1,616	—	—	1,681
Restricted stock vesting, net of tax withholding - 46,386 shares	46	(504)	—	—	(458)
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	(2,221)	—	(2,221)
Repurchase of common stock - 820,328 shares	(820)	(24,882)	—	—	(25,702)
Balances at December 31, 2020	47,057	846,922	557,271	18,705	1,469,955
Net income	—	—	235,107	—	235,107
Other comprehensive loss, net of tax	—	—	—	(27,244)	(27,244)
Total other comprehensive income					207,863
Common stock dividends $1.28 per share	—	—	(60,351)	—	(60,351)
Stock compensation expense	—	5,299	—	—	5,299
Common stock issued pursuant to:
Stock option plan - 270,297 shares	270	3,424	—	—	3,694
Employee stock purchase plan - 60,018 shares	60	2,004	—	—	2,064
Restricted stock vesting, net of tax withholding - 81,838 shares	82	(1,659)	—	—	(1,577)
Repurchase of common stock - 2,350,000 shares	(2,350)	(104,918)	—	—	(107,268)
Balances at December 31, 2021	45,119	751,072	732,027	(8,539)	1,519,679
Net income	—	—	166,299	—	166,299
Other comprehensive loss, net of tax	—	—	—	(123,412)	(123,412)
Total other comprehensive income					42,887
Common stock dividends $1.36 per share	—	—	(61,537)	—	(61,537)
Stock compensation expense	—	7,887	—	—	7,887
Common stock issued pursuant to:
Stock option plan - 14,278 shares	14	279	—	—	293
Employee stock purchase plan - 43,837 shares	44	1,685	—	—	1,729
Restricted stock vesting, net of tax withholding - 105,719 shares	105	(2,288)	—	—	(2,183)
Repurchase of common stock - 625,710 shares	(625)	(24,362)	—	—	(24,987)
Balances at December 31, 2022	$44,657	$734,273	$836,789	$(131,951)	$1,483,768
The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Operating activities:
Net income	$166,299	$235,107	$96,953
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,906	14,522	19,873
Provision/ (credit) for credit losses	34,372	(45,556)	85,669
Share based compensation expense	7,887	5,299	3,850
Gain on disposal of assets	(16,516)	—	—
Deferred income tax / (benefit)	(9,491)	12,255	(29,568)
Origination of loans held for sale	(363,204)	(1,385,664)	(1,576,865)
Proceeds from sales of loans held for sale	398,688	1,456,110	1,585,690
Gains on sales of loans held for sale	(7,781)	(31,561)	(33,418)
Losses on sale of other real estate owned	86	241	32
Investment securities (gains)/ losses	345	(212)	(467)
Tax benefit associated with share based compensation	(646)	(1,850)	(133)
Net (increase)/ decrease in accrued interest receivable	(6,823)	12,082	(15,499)
Net (increase)/ decrease other assets	(4,776)	(35,498)	1,500
Net increase/ (decrease) accrued expenses and other liabilities	9,686	(20,771)	1,704
Other, net	(3,710)	1,894	2,660
Net cash provided by operating activities	216,322	216,398	141,981
Investing activities:
Sales/ (purchases) of other investments	(28,052)	24,594	(3,553)
Purchases of investments available-for-sale	(469,792)	(933,491)	(633,741)
Proceeds from sales of investment available-for-sale	18,087	400,567	121,357
Proceeds from maturities, calls and principal payments of investments available-for-sale	240,217	369,678	441,672
Proceeds from maturities, calls and principal payments of investments held-to-maturity	31,759	—	—
Net (increase)/ decrease in loans	(1,420,983)	457,724	(1,174,467)
Proceeds from the sales of other real estate owned	335	680	60
Proceeds from sale of business activity, net	23,822	—	—
Cash paid for the acquisition of business activity of RPJ, net of cash acquired	—	—	(26,925)
Cash acquired in the acquisition of business activity of Revere Bank, net of cash paid	—	—	80,442
Expenditures for premises and equipment	(14,589)	(11,491)	(5,041)
Net cash provided by/ (used in) investing activities	(1,619,196)	308,261	(1,200,196)
Financing activities:
Net increase in deposits	330,721	595,942	1,270,328
Net increase/ (decrease) in retail repurchase agreements and federal funds purchased	180,881	(402,071)	329,552
Proceeds from FHLB advances	2,526,625	—	400,000
Repayment of FHLB advances	(1,976,625)	(379,075)	(703,117)
Proceeds from issuance of subordinated debt	200,000	—	—
Retirement of subordinated debt	—	(53,000)	(10,310)
Proceeds from issuance of common stock	2,192	5,758	1,997
Stock tendered for payment of withholding taxes	(2,353)	(1,577)	(458)
Repurchase of common stock	(24,987)	(107,268)	(25,702)
Dividends paid	(61,368)	(60,351)	(53,175)
Net cash provided by/ (used in) financing activities	1,175,086	(401,642)	1,209,115
Net increase/ (decrease) in cash and cash equivalents	(227,788)	123,017	150,900
Cash and cash equivalents at beginning of year	420,020	297,003	146,103
Cash and cash equivalents at end of year	$192,232	$420,020	$297,003

Supplemental Disclosures:
Interest payments	$62,240	$37,847	$62,637
Income tax payments, net of refunds of $966, $2,673 and $1,924 in 2022, 2021 and 2020	62,098	71,908	56,430
Transfers from loans to other real estate owned	—	257	70

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sandy Spring Bank and its subsidiaries, West Financial, RPJ and Sandy Spring Insurance Corporation. Consolidation has resulted in the elimination of all significant intercompany accounts and transactions. See Note 24 for more information on the Company's segments and consolidation.

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

Investments Available-for-Sale
Debt securities not classified as held-to-maturity or trading are classified as securities available-for-sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk or other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income/ (loss), a separate component of stockholders' equity. The amortized cost of securities available-for-sale are adjusted for premium amortization and discount accretion. Premium is amortized to the earliest call date and discount accreted to the maturity date using the effective interest method. Realized gains and losses on security sales or maturities, using the specific identification method, are included as a separate component of non-interest income. Related interest and dividend income are included in interest income. Declines in the fair value of individual available-for-sale securities below their amortized cost due to credit-related factors are recognized as an allowance for credit losses. Credit-related factors affecting the determination of whether impairment has occurred include a downgrading of the security below investment grade by a rating agency or due to potential default, a significant deterioration in the financial condition of the issuer, increase in entity-specific credit spreads. Additionally, on any available-for-sale securities with unrealized losses, the Company evaluates its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Investments
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

Unfunded lending commitments are reviewed to determine if they are considered unconditionally cancellable. The Company establishes reserves for unfunded commitments that do not meet that criteria as a liability in the Consolidated Statements of Condition.

Changes to the liability are recorded through the provision for credit losses in the Consolidated Statements of Income. The establishment of the reserves for unfunded commitments considers both the likelihood that the funding will occur and an estimate of the expected credit losses over the life of the respective commitments.

Management believes it uses relevant information available to make determinations about the allowance for credit losses and the reserve for unfunded commitments and that it has established both reserves in accordance with GAAP. However, the determination of the allowance requires significant judgment, and estimates of expected lifetime losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize expected losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial condition of borrowers.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of the reporting unit’s net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Any impairment would be realized through a reduction of goodwill or the intangible and an offsetting charge to non-interest expense. Annually, the Company performs an impairment test of goodwill as of October 1 of each year. During the year, any triggering event that occurs may affect goodwill and could require an impairment assessment. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity. The Company's annual impairment test of goodwill and other intangible assets did not identify any impairment. Additionally, the Company determined that there were no triggering events and as a result no evidence of impairment between the annual impairment test and December 31, 2022.

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

Interest Rate Swap Agreements
The Company enters into interest rate swaps (“swaps”) with commercial loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in exact offsetting terms to swaps that the Company enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities in the Consolidated Statements of Condition. The Company's swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income in the Consolidated Statements of Income. Further discussion of the Company's financial derivatives is set forth in Note 18.

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

Pending Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. This ASU provided temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the London Interbank Offered Rate ("LIBOR") or other reference rate expected to be discontinued on financial reporting. The standard was elective and provided optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update were effective for all entities between March 12, 2020 and December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”. This ASU refines the scope of Topic 848 and addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued, but that use an interest rate for margining, discounting or contract price alignment that is expected to be modified as a result of reference rate reform. ASU 2021-01 is effective upon issuance through December 31, 2024, and can be adopted at any time during this period. The Company has not offered LIBOR for any new contracts since 2021. The Company has identified all known LIBOR exposures, created a plan to address the exposures, and continues to communicate with all stakeholders in order to facilitate the transition to an alternative reference rate. The Company adopted ASU 2020-04 on January 1, 2022. The adoption did not have a material impact on the Company’s Consolidated Financial Statements. The Company continues to evaluate the adoption of ASU 2021-01 and does not expect it to have a material impact on the Company's Consolidated Financial Statements.

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

NOTE 2 – CASH AND DUE FROM BANKS
The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2022 was $185.6 million and in 2021 was $491.9 million.

NOTE 3 – INVESTMENTS
Investments available-for-sale and held-to-maturity
During the quarter ended March 31, 2022, the Company transferred certain debt securities from available-for-sale to held-to-maturity. The total amortized cost of debt securities transferred was $305.6 million with the associated fair value of $289.4 million and unrealized losses of $16.2 million at the date of transfer. All of these investments are either issued by a direct governmental entity or a government-sponsored entity and have no historical evidence supporting expected credit losses. Therefore, the Company has estimated these losses at zero and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The amortized cost and estimated fair values of investments available-for-sale and held-to-maturity at December 31 are presented in the following table:

	2022				2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. treasuries and government agencies	$100,926	$—	$(7,304)	$93,622	$68,487	$202	$(150)	$68,539
State and municipal	322,519	4	(56,526)	265,997	323,286	6,561	(3,445)	326,402
Mortgage-backed and asset-backed	943,398	73	(88,552)	854,919	1,074,577	8,203	(11,825)	1,070,955
Total available-for-sale debt securities	$1,366,843	$77	$(152,382)	$1,214,538	$1,466,350	$14,966	$(15,420)	$1,465,896
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	259,452	—	(39,329)	220,123	—	—	—	—
Total held-to-maturity debt securities	$259,452	$—	$(39,329)	$220,123	$—	$—	$—	$—
Total debt securities	$1,626,295	$77	$(191,711)	$1,434,661	$1,466,350	$14,966	$(15,420)	$1,465,896

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at December 31, 2022 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2022. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

The amortized cost of the available-for-sale and held-to-maturity mortgage-backed and asset-backed securities portfolio at December 31, 2022 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($500.1 million), GNMA, FNMA or FHLMC mortgage-backed securities ($660.5 million) and SBA asset-backed securities ($42.3 million).

Gross unrealized losses and fair values by length of time that individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following tables:

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$53,139	$3,653	$40,483	$3,651	$93,622	$7,304
State and municipal	130	200,439	30,803	62,482	25,723	262,921	56,526
Mortgage-backed and asset-backed	324	526,387	44,952	297,216	43,600	823,603	88,552
Total	464	$779,965	$79,408	$400,181	$72,974	$1,180,146	$152,382

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	5	$49,695	$150	$—	$—	$49,695	$150
State and municipal	32	63,206	2,288	21,740	1,157	84,946	3,445
Mortgage-backed and asset-backed	104	665,813	10,145	37,857	1,680	703,670	11,825
Total	141	$778,714	$12,583	$59,597	$2,837	$838,311	$15,420

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

The estimated fair values and amortized costs of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31 are provided in the following table:

	December 31, 2022		December 31, 2021
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. treasuries and government agencies:
One year or less	$—	$—	$12,029	$11,995
One to five years	93,622	100,926	56,510	56,492
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	8,694	8,783	12,821	12,709
One to five years	51,576	53,948	27,408	26,637
Five to ten years	28,806	34,042	42,960	42,661
After ten years	176,921	225,746	243,213	241,279
Mortgage-backed and asset-backed:
One year or less	7,622	7,704	9,272	9,239
One to five years	45,366	46,802	14,752	14,575
Five to ten years	303,697	335,285	388,918	390,569
After ten years	498,234	553,607	658,013	660,194
After ten years	—	—	—	—
Total available-for-sale debt securities	$1,214,538	$1,366,843	$1,465,896	$1,466,350

	December 31, 2022		December 31, 2021
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Held-to-maturity debt securities
Mortgage-backed and asset-backed:
One year or less	—	—	—	—
One to five years	—	—	—	—
Five to ten years	35,304	39,213	—	—
After ten years	184,819	220,239	—	—
Total held-to-maturity debt securities	$220,123	$259,452	$—	$—

At December 31, 2022 and 2021, available-for-sale and held-to-maturity debt securities with a book value of $533.9 million and $531.6 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. government agency securities, exceeded ten percent of stockholders' equity at December 31, 2022 and 2021.

Other Investments
Other investments are presented in the following table:

(In thousands)	2022	2021
Federal Reserve Bank stock, at cost	$38,873	$34,097
Federal Home Loan Bank of Atlanta stock, at cost	29,668	6,392
Other	677	677
Total other investments, at cost	$69,218	$41,166

Investment securities gains/ (losses)
Gross realized gains and losses on all investments for the years ended December 31 are presented in the following table:

(In thousands)	2022	2021	2020
Gross realized gains from sales of investments available-for-sale	$8	$3,588	$1,297
Gross realized losses from sales of investments available-for-sale	(393)	(3,478)	(1,068)
Net gains from calls of investments available-for-sale	40	102	238
Net investment securities gains/ (losses)	$(345)	$212	$467

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

Outstanding loan balances at December 31, 2022 and 2021 are net of unearned income, including net deferred loan fees of $10.5 million and $14.3 million, respectively. Net deferred loan fees at December 31, 2022, included $0.3 million in net fees related to the loans originated under the Paycheck Protection Program (“PPP”) compared to $4.6 million at the end of the prior year.

The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2022	2021
Commercial real estate:
Commercial investor real estate	$5,130,094	$4,141,346
Commercial owner-occupied real estate	1,775,037	1,690,881
Commercial AD&C	1,090,028	1,088,094
Commercial business	1,455,885	1,481,834
Total commercial loans	9,451,044	8,402,155
Residential real estate:
Residential mortgage	1,287,933	937,570
Residential construction	224,772	197,652
Consumer	432,957	429,714
Total residential and consumer loans	1,945,662	1,564,936
Total loans	$11,396,706	$9,967,091

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

Loans to Related Parties
Certain directors and executive officers have loan transactions with the Company. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during the periods indicated:

(In thousands)	2022	2021
Balance at January 1	$78,227	$96,005
Additions	6,939	7,040
Repayments	(24,310)	(24,818)
Balance at December 31	$60,856	$78,227

NOTE 5 – CREDIT QUALITY ASSESSMENT

Allowance for Credit Losses
Summary information on the allowance for credit loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2022	2021	2020
Balance at beginning of year	$109,145	$165,367	$56,132
Initial allowance on PCD loans at adoption of ASC 326	—	—	2,762
Transition impact of adopting ASC 326	—	—	2,983
Initial allowance on Revere PCD loans	—	—	18,628
Provision/ (credit) for credit losses - loans	26,680	(45,556)	85,669
Loans charge-offs	(1,105)	(12,313)	(1,819)
Loans recoveries	1,522	1,647	1,012
Net (charge-offs)/ recoveries	417	(10,666)	(807)
Balance at period end	$136,242	$109,145	$165,367

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	2022	2021
Collateral dependent loans individually evaluated for credit loss with an allowance	$9,743	$9,510
Collateral dependent loans individually evaluated for credit loss without an allowance	16,454	24,024
Total individually evaluated collateral dependent loans	$26,197	$33,534

Allowance for credit losses related to loans evaluated individually	$6,902	$6,593
Allowance for credit losses related to loans evaluated collectively	129,340	102,552
Total allowance for credit losses - loans	$136,242	$109,145

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the years ended December 31:

	2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance as of December 31, 2021	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145
Provision/ (credit) for credit losses - loans	19,128	(90)	(1,676)	4,774	4,093	281	170	26,680
Charge-offs	—	—	—	(716)	(155)	—	(234)	(1,105)
Recoveries	320	49	—	799	102	8	244	1,522
Net (charge-offs)/ recoveries	320	49	—	83	(53)	8	10	417
Balance at end of period	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242

Total loans	$5,130,094	$1,775,037	$1,090,028	$1,455,885	$1,287,933	$224,772	$432,957	$11,396,706
Allowance for credit losses on loans to total loans ratio	1.26%	0.66%	1.71%	1.93%	0.73%	0.59%	0.56%	1.20%

Average loans	$4,681,607	$1,730,293	$1,112,936	$1,351,906	$1,117,053	$221,341	$423,746	$10,638,882
Net charge-offs/ (recoveries) to average loans	(0.01)%	—%	—%	(0.01)%	—%	—%	—%	—%

Balance of loans individually evaluated for credit loss	$9,943	$6,155	$—	$8,274	$1,487	$—	$338	$26,197
Allowance related to loans evaluated individually	$134	$1,261	$—	$5,507	$—	$—	$—	$6,902
Individual allowance to loans evaluated individually ratio	1.35%	20.49%	—%	66.56%	—%	—%	—%	26.35%

Balance of loans collectively evaluated for credit loss	$5,120,151	$1,768,882	$1,090,028	$1,447,611	$1,286,446	$224,772	$432,619	$11,370,509
Allowance related to loans evaluated collectively	$64,603	$10,385	$18,646	$22,520	$9,424	$1,337	$2,425	$129,340
Collective allowance to loans evaluated collectively ratio	1.26%	0.59%	1.71%	1.56%	0.73%	0.59%	0.56%	1.14%

	2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance as of December 31, 2020	$57,404	$20,061	$22,157	$46,806	$11,295	$1,502	$6,142	$165,367
Provision/ (credit) for credit losses - loans	(6,598)	(8,238)	172	(20,132)	(6,321)	(459)	(3,980)	(45,556)
Charge-offs	(5,802)	(136)	(2,007)	(4,069)	—	—	(299)	(12,313)
Recoveries	285	—	—	565	410	5	382	1,647
Net (charge-offs)/ recoveries	(5,517)	(136)	(2,007)	(3,504)	410	5	83	(10,666)
Balance at end of period	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145

Total loans	$4,141,346	$1,690,881	$1,088,094	$1,481,834	$937,570	$197,652	$429,714	$9,967,091
Allowance for credit losses on loans to total loans ratio	1.09%	0.69%	1.87%	1.56%	0.57%	0.53%	0.52%	1.10%

Average loans	$3,689,769	$1,661,015	$1,110,420	$1,952,537	$979,754	$178,171	$463,200	$10,034,866
Net charge-offs/ (recoveries) to average loans	0.15%	0.01%	0.18%	0.18%	(0.04)%	—%	(0.02)%	0.11%

Balance of loans individually evaluated for credit loss	$12,489	$9,306	$650	$9,033	$1,704	$—	$352	$33,534
Allowance related to loans evaluated individually	$213	$79	$504	$5,797	$—	$—	$—	$6,593
Individual allowance to loans evaluated individually ratio	1.71%	0.85%	77.54%	64.18%	—%	—%	—%	19.66%

Balance of loans collectively evaluated for credit loss	$4,128,857	$1,681,575	$1,087,444	$1,472,801	$935,866	$197,652	$429,362	$9,933,557
Allowance related to loans evaluated collectively	$45,076	$11,608	$19,818	$17,373	$5,384	$1,048	$2,245	$102,552
Collective allowance to loans evaluated collectively ratio	1.09%	0.69%	1.82%	1.18%	0.58%	0.53%	0.52%	1.03%

The following table presents collateral dependent loans individually evaluated for credit losses with the associated allowances for credit losses by the applicable portfolio segment:

	2022
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Loans individually evaluated for credit losses with an allowance:
Non-accruing	$554	$1,989	$—	$3,196	$—	$—	$—	$5,739
Restructured accruing	—	—	—	952	—	—	—	952
Restructured non-accruing	—	—	—	3,052	—	—	—	3,052
Balance	$554	$1,989	$—	$7,200	$—	$—	$—	$9,743

Allowance	$134	$1,261	$—	$5,507	$—	$—	$—	$6,902

Loans individually evaluated for credit losses without an allowance:
Non-accruing	$2,165	$133	$—	$329	$—	$—	$—	$2,627
Restructured accruing	—	1,136	—	—	1,487	—	—	2,623
Restructured non-accruing	7,224	2,897	—	745	—	—	338	11,204
Balance	$9,389	$4,166	$—	$1,074	$1,487	$—	$338	$16,454

Total individually evaluated loans:
Non-accruing	$2,719	$2,122	$—	$3,525	$—	$—	$—	$8,366
Restructured accruing	—	1,136	—	952	1,487	—	—	3,575
Restructured non-accruing	7,224	2,897	—	3,797	—	—	338	14,256
Balance	$9,943	$6,155	$—	$8,274	$1,487	$—	$338	$26,197

Unpaid contractual principal balance	$10,882	$6,849	$—	$9,893	$1,487	$—	$364	$29,475

	2021
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Loans individually evaluated for credit losses with an allowance:
Non-accruing	$808	$79	$650	$4,849	$—	$—	$—	$6,386
Restructured accruing	—	—	—	613	—	—	—	613
Restructured non-accruing	336	—	—	2,175	—	—	—	2,511
Balance	$1,144	$79	$650	$7,637	$—	$—	$—	$9,510

Allowance	$213	$79	$504	$5,797	$—	$—	$—	$6,593

Loans individually evaluated for credit losses without an allowance:
Non-accruing	$3,498	$4,775	$—	$434	$—	$—	$—	$8,707
Restructured accruing	—	—	—	—	1,554	—	—	1,554
Restructured non-accruing	7,847	4,452	—	962	150	—	352	13,763
Balance	$11,345	$9,227	$—	$1,396	$1,704	$—	$352	$24,024

Total individually evaluated loans:
Non-accruing	$4,306	$4,854	$650	$5,283	$—	$—	$—	$15,093
Restructured accruing	—	—	—	613	1,554	—	—	2,167
Restructured non-accruing	8,183	4,452	—	3,137	150	—	352	16,274
Balance	$12,489	$9,306	$650	$9,033	$1,704	$—	$352	$33,534

Unpaid contractual principal balance	$12,857	$11,132	$695	$10,573	$2,778	$—	$364	$38,399

The following table presents average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	2022
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Average non-accrual loans for the period	$11,892	$7,314	$617	$7,768	$7,769	$21	$5,811	$41,192
Contractual interest income due on non-accrual loans during the period	$713	$106	$30	$491	$319	$1	$349	$2,009

	2021
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Average non-accrual loans for the period	$31,590	$9,444	$9,236	$12,678	$9,439	$36	$7,369	$79,792
Contractual interest income due on non-accrual loans during the period	$2,169	$555	$597	$1,096	$271	$2	$402	$5,092

There was no interest income recognized on non-accrual loans during the year ended December 31, 2022. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the year ended December 31, 2022, new loans placed on non-accrual status totaled $12.1 million and the related amount of reversed uncollected accrued interest was $0.2 million.

Credit Quality
The following tables provide information on the credit quality of the loan portfolio by segment at December 31 for the years indicated:

	2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086
Loans placed on non-accrual	4,761	2,370	—	1,591	2,593	—	815	12,130
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(677)	(151)	—	(32)	(860)
Net payments or draws	(7,307)	(4,366)	(650)	(2,012)	(2,615)	(55)	(2,060)	(19,065)
Non-accrual loans brought current	—	(2,291)	—	—	(829)	—	(389)	(3,509)
Balance at end of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782

	2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$45,227	$11,561	$15,044	$22,933	$10,212	$—	$7,384	$112,361
Loans placed on non-accrual	699	3,676	49	1,339	695	62	1,626	8,146
Non-accrual balances transferred to OREO	—	(257)	—	—	—	—	—	(257)
Non-accrual balances charged-off	(5,803)	(136)	(2,007)	(3,547)	—	—	(100)	(11,593)
Net payments or draws	(26,813)	(5,538)	(12,436)	(12,305)	(2,406)	(7)	(1,725)	(61,230)
Non-accrual loans brought current	(821)	—	—	—	(60)	—	(460)	(1,341)
Balance at end of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086

	2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$5,104,204	$1,767,875	$1,090,028	$1,443,012	$1,261,878	$222,144	$422,989	$11,312,130
30-59 days	9,735	1,007	—	3,556	11,307	2,628	4,343	32,576
60-89 days	6,212	—	—	41	5,822	—	566	12,641
Total performing loans	5,120,151	1,768,882	1,090,028	1,446,609	1,279,007	224,772	427,898	11,357,347
Non-performing loans:
Non-accrual loans	9,943	5,019	—	7,322	7,439	—	5,059	34,782
Loans greater than 90 days past due	—	—	—	1,002	—	—	—	1,002
Restructured loans	—	1,136	—	952	1,487	—	—	3,575
Total non-performing loans	9,943	6,155	—	9,276	8,926	—	5,059	39,359
Total loans	$5,130,094	$1,775,037	$1,090,028	$1,455,885	$1,287,933	$224,772	$432,957	$11,396,706

	2021
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$4,127,009	$1,680,635	$1,085,642	$1,471,669	$919,199	$197,597	$419,558	$9,901,309
30-59 days	1,656	86	1,802	753	5,157	—	3,021	12,475
60-89 days	192	854	—	379	2,662	—	410	4,497
Total performing loans	4,128,857	1,681,575	1,087,444	1,472,801	927,018	197,597	422,989	9,918,281
Non-performing loans:
Non-accrual loans	12,489	9,306	650	8,420	8,441	55	6,725	46,086
Loans greater than 90 days past due	—	—	—	—	557	—	—	557
Restructured loans	—	—	—	613	1,554	—	—	2,167
Total non-performing loans	12,489	9,306	650	9,033	10,552	55	6,725	48,810
Total loans	$4,141,346	$1,690,881	$1,088,094	$1,481,834	$937,570	$197,652	$429,714	$9,967,091

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

The following tables provide information about credit quality indicators by the year of origination:

	2022
	Term Loans by Origination Year						Revolving
(In thousands)	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial Investor R/E:
Pass	$1,510,446	$1,197,504	$694,756	$567,247	$335,103	$742,405	$15,242	$5,062,703
Special Mention	32,661	17,146	468	94	473	4,814	—	55,656
Substandard	557	1,896	—	—	8,239	1,043	—	11,735
Doubtful	—	—	—	—	—	—	—	—
Total	$1,543,664	$1,216,546	$695,224	$567,341	$343,815	$748,262	$15,242	$5,130,094
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$391,340	$328,657	$240,738	$260,114	$140,841	$381,386	$1,167	$1,744,243
Special Mention	4,567	—	1,301	1,740	2,066	7,323	—	16,997
Substandard	3,219	160	133	6,110	2,010	2,165	—	13,797
Doubtful	—	—	—	—	—	—	—	—
Total	$399,126	$328,817	$242,172	$267,964	$144,917	$390,874	$1,167	$1,775,037
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$366,096	$439,468	$113,713	$34,340	$14,816	$—	$119,727	$1,088,160
Special Mention	1,073	—	—	—	—	—	795	1,868
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$367,169	$439,468	$113,713	$34,340	$14,816	$—	$120,522	$1,090,028
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$330,598	$223,245	$95,787	$105,922	$77,891	$78,009	$508,839	$1,420,291
Special Mention	127	458	1,107	7,787	498	322	13,225	23,524
Substandard	2,902	1,611	1,094	2,030	449	2,121	1,863	12,070
Doubtful	—	—	—	—	—	—	—	—
Total	$333,627	$225,314	$97,988	$115,739	$78,838	$80,452	$523,927	$1,455,885
Current period gross charge-offs	$174	$—	$—	$—	$138	$404	$—	$716

Residential Mortgage:
Beacon score:
660-850	$330,109	$344,062	$171,330	$41,883	$51,651	$262,570	$—	$1,201,605
600-659	4,571	6,196	1,173	3,925	6,041	24,006	—	45,912
540-599	369	4,013	1,439	1,256	1,931	6,945	—	15,953
less than 540	1,860	3,036	2,892	3,822	2,347	10,506	—	24,463
Total	$336,909	$357,307	$176,834	$50,886	$61,970	$304,027	$—	$1,287,933
Current period gross charge-offs	$—	$—	$—	$—	$24	$131	$—	$155

Residential Construction:
Beacon score:
660-850	$131,259	$75,844	$12,133	$150	$1,432	$1,245	$—	$222,063
600-659	908	373	—	—	—	—	—	1,281
540-599	609	—	—	—	—	—	—	609
less than 540	—	819	—	—	—	—	—	819
Total	$132,776	$77,036	$12,133	$150	$1,432	$1,245	$—	$224,772
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$6,689	$2,346	$1,201	$2,147	$2,047	$23,170	$359,468	$397,068
600-659	658	467	59	198	664	5,459	11,269	18,774
540-599	123	56	—	465	316	2,802	3,824	7,586
less than 540	156	57	40	133	209	2,918	6,016	9,529
Total	$7,626	$2,926	$1,300	$2,943	$3,236	$34,349	$380,577	$432,957
Current period gross charge-offs	$—	$5	$15	$—	$13	$20	$181	$234
Total loans	$3,120,897	$2,647,414	$1,339,364	$1,039,363	$649,024	$1,559,209	$1,041,435	$11,396,706

	2021
	Term Loans by Origination Year						Revolving
(In thousands)	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial Investor R/E:
Pass	$1,391,969	$748,236	$616,761	$357,640	$328,327	$633,913	$19,239	$4,096,085
Special Mention	2,210	510	4,646	596	2,204	10,438	—	$20,604
Substandard	807	336	4,308	8,568	10,064	574	—	$24,657
Doubtful	—	—	—	—	—	—	—	$—
Total	$1,394,986	$749,082	$625,715	$366,804	$340,595	$644,925	$19,239	$4,141,346
Current period gross charge-offs	$—	$—	$—	$903	$3,975	$924	$—	$5,802

Commercial Owner-Occupied R/E:
Pass	$360,169	$254,350	$319,348	$178,416	$172,354	$363,685	$1,149	$1,649,471
Special Mention	156	1,476	4,388	9,035	4,456	9,106	—	$28,617
Substandard	1,968	1,800	4,028	2,265	354	2,378	—	$12,793
Doubtful	—	—	—	—	—	—	—	$—
Total	$362,293	$257,626	$327,764	$189,716	$177,164	$375,169	$1,149	$1,690,881
Current period gross charge-offs	$—	$—	$—	$136	$—	$—	$—	$136

Commercial AD&C:
Pass	$454,207	$226,332	$148,260	$87,934	$13,938	$—	$152,896	$1,083,567
Special Mention	2,888	—	—	—	—	—	989	$3,877
Substandard	349	—	301	—	—	—	—	$650
Doubtful	—	—	—	—	—	—	—	$—
Total	$457,444	$226,332	$148,561	$87,934	$13,938	$—	$153,885	$1,088,094
Current period gross charge-offs	$—	$—	$—	$—	$2,007	$—	$—	$2,007

Commercial Business:
Pass	$403,871	$165,194	$137,069	$96,800	$55,100	$53,764	$533,893	$1,445,691
Special Mention	220	1,998	7,030	1,701	548	577	9,212	$21,286
Substandard	3,777	3,262	2,609	797	811	2,065	1,536	$14,857
Doubtful	—	—	—	—	—	—	—	$—
Total	$407,868	$170,454	$146,708	$99,298	$56,459	$56,406	$544,641	$1,481,834
Current period gross charge-offs	$—	$—	$88	$1,674	$46	$2,236	$25	$4,069

Residential Mortgage:
Beacon score:
660-850	$246,612	$165,623	$46,925	$65,865	$102,628	$223,420	$—	$851,073
600-659	11,102	3,285	3,583	4,255	4,645	20,052	—	$46,922
540-599	1,472	1,864	2,162	4,522	1,599	8,201	—	$19,820
less than 540	452	4,293	1,575	1,829	2,079	9,527	—	$19,755
Total	$259,638	$175,065	$54,245	$76,471	$110,951	$261,200	$—	$937,570
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Construction:
Beacon score:
660-850	$134,335	$45,890	$8,063	$2,078	$1,347	$1,160	$—	$192,873
600-659	1,922	—	650	—	—	—	—	$2,572
540-599	—	—	—	—	—	462	—	$462
less than 540	1,745	—	—	—	—	—	—	$1,745
Total	$138,002	$45,890	$8,713	$2,078	$1,347	$1,622	$—	$197,652
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$3,179	$1,393	$3,130	$3,060	$1,648	$26,156	$350,466	$389,032
600-659	352	123	324	716	430	4,906	14,119	$20,970
540-599	58	8	311	160	89	2,809	4,926	$8,361
less than 540	88	58	536	544	98	3,101	6,926	$11,351
Total	$3,677	$1,582	$4,301	$4,480	$2,265	$36,972	$376,437	$429,714
Current period gross charge-offs	$—	$—	$7	$2	$—	$106	$184	$299
Total loans	$3,023,908	$1,626,031	$1,316,007	$826,781	$702,719	$1,376,294	$1,095,351	$9,967,091

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Year Ended December 31, 2022
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$439	$—	$439
Restructured non-accruing	—	—	—	1,269	—	1,269
Balance	$—	$—	$—	$1,708	$—	$1,708

Specific allowance	$—	$—	$—	$1,233	$—	$1,233

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2021
	Commercial Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	All Other Loans	Total
Troubled debt restructurings:
Restructured accruing	$—	$—	$—	$—	$—	$—
Restructured non-accruing	9,594	3,157	—	1,824	—	14,575
Balance	$9,594	$3,157	$—	$1,824	$—	$14,575

Specific allowance	$—	$—	$—	$461	$—	$461

Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

At December 31, 2022, TDR loans totaled $17.9 million, of which $3.6 million were accruing and $14.3 million were non-accruing. There were no commitments to lend additional funds on loans classified as TDRs as of December 31, 2022. TDR loans at December 31, 2021 totaled $18.4 million, of which $2.2 million were accruing and $16.2 million were non-accruing. Commitments to lend additional funds on TDR loans at December 31, 2021 were insignificant.

During the year ended December 31, 2022, the Company restructured $1.7 million in loans that were designated as TDRs. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the principal in the associated loan balances. TDR loans are subject to periodic credit reviews to determine the necessity and appropriateness of an individual credit loss allowance based on the collectability of the recorded investment in the TDR loan. Loans restructured during 2022 had individual reserves of $1.2 million at December 31, 2022. For the year ended December 31, 2021, the Company restructured $14.6 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2021 had specific reserves of $0.5 million at December 31, 2021.

For more information on the accounting policies for TDRs see Note 1.

Other Real Estate Owned
OREO totaled $0.6 million and $1.0 million at December 31, 2022 and 2021, respectively. There were no consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2022.

NOTE 6 – PREMISES AND EQUIPMENT
Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2022	2021
Land	$22,215	$21,164
Buildings and leasehold improvements	69,190	70,193
Equipment	58,506	48,889
Total premises and equipment	149,911	140,246
Less: accumulated depreciation and amortization	(82,841)	(80,561)
Net premises and equipment	$67,070	$59,685

Depreciation and amortization expense for premises and equipment amounted to $6.1 million, $7.9 million, and $8.5 million for each of the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 7 – LEASES
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

The following table provides information regarding the Company's leases as of the dates indicated:

	Year Ended
	2022	2021
Components of lease expense:
Operating lease cost (resulting from lease payments)	$10,924	$12,304

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$11,579	$12,930
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$92	$803
Acquisitions	$—	$—

	As of
	December 31, 2022	December 31, 2021
Supplemental balance sheet information related to leases:
Operating lease ROU assets	$48,910	$57,872
Operating lease liabilities	$57,402	$67,138

Other information related to leases:
Weighted average remaining lease term of operating leases	8.6 years	9.0 years
Weighted average discount rate of operating leases	3.02%	2.92%

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
One year	$11,537
Two years	9,583
Three years	7,721
Four years	6,973
Five years	5,545
Thereafter	24,967
Total undiscounted lease payments	66,326
Less: Present value discount	(8,924)
Lease Liability	$57,402

The Company had one operating lease that has not yet commenced operations at December 31, 2022, and is expected to commence operations during the second half of 2023. Total amount of undiscounted future rent cash flows is approximately $0.8 million. The Company does not have any lease arrangements with any of its related parties as of December 31, 2022.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the net carrying amount of goodwill by segment for the periods indicated:

(In thousands)	Community Banking	Insurance	Investment Management	Total
Balance December 31, 2020	$331,689	$6,787	$31,747	$370,223
No Activity	—	—	—	—
Balance December 31, 2021	331,689	6,787	31,747	370,223
Disposal of subsidiary's assets(1)	—	(6,787)	—	(6,787)
Balance December 31, 2022	$331,689	$—	$31,747	$363,436
(1) Relates to a sale of Sandy Spring Insurance Corporation during 2022.

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2022			Weighted	2021			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(16,694)	$12,344	6.5 years	$29,038	$(12,624)	$16,414	7.4 years
Other identifiable intangibles	13,906	(6,395)	7,511	8.8 years	13,906	(4,400)	9,506	9.7 years
Total amortizing intangible assets	$42,944	$(23,089)	$19,855		$42,944	$(17,024)	$25,920

Goodwill	$363,436		$363,436		$370,223		$370,223

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2023	$5,040
2024	4,291
2025	3,530
2026	2,702
2027	1,945
Thereafter	2,347
Total amortizing intangible assets	$19,855

NOTE 9 – DEPOSITS
The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2022	2021
Noninterest-bearing deposits	$3,673,300	$3,779,630
Interest-bearing deposits:
Demand	1,435,454	1,604,714
Money market savings	3,213,045	3,415,663
Regular savings	513,360	533,862
Time deposits of less than $250,000	1,644,645	910,464
Time deposits of $250,000 or more	473,617	380,398
Total interest-bearing deposits	7,280,121	6,845,101
Total deposits	$10,953,421	$10,624,731

Demand deposit overdrafts reclassified as loan balances were $10.4 million and $1.8 million at December 31, 2022 and 2021, respectively. Overdraft charge-offs and recoveries are reflected in the allowance for credit losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2023	$1,722,480
2024	271,347
2025	94,816
2026	16,422
2027	13,167
Thereafter	30
Total time deposits	$2,118,262

The Company's time deposits of less than $250,000 represented 15.0% of total deposits and time deposits of $250,000 or more represented 4.3% of total deposits at December 31, 2022 and are presented by maturity in the following table:

	Months to Maturity
(In thousands)	3 or Less	Over 3 to 6	Over 6 to 12	Over 12	Total
Time deposits - less than $250,000	$262,907	$202,825	$902,562	$276,351	$1,644,645
Time deposits - $250,000 or more	$45,140	$102,582	$206,464	$119,431	$473,617

Interest expense on time deposits of less than $250,000 amounted to $5.0 million, $6.0 million, and $16.5 million and interest expense on time deposits of $250,000 of more amounted to $11.5 million, $3.0 million, and $10.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Deposits received in the ordinary course of business from the directors and officers of the Company and their related interests amounted to $126.7 million and $89.5 million for the years ended December 31, 2022 and 2021, respectively.

NOTE 10 – BORROWINGS
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

The following table provides information on subordinated debentures for the period indicated:

(In thousands)	2022	2021
Fixed to floating rate sub debt, 3.875%	$200,000	$—
Fixed to floating rate sub debt, 4.25%	175,000	175,000
Total subordinated debt	375,000	175,000
Less: Debt issuance costs	(4,795)	(2,288)
Long-term borrowings	$370,205	$172,712

Other Borrowings
Information relating to retail repurchase agreements and federal funds purchased is presented in the following table at and for the years ending December 31:

	2022		2021
(Dollars in thousands)	Amount	Rate	Amount	Rate
End of period:
Retail repurchase agreements	$61,967	0.11%	$141,086	0.12%
Federal funds purchased	260,000	4.18	—	—
Average for the year:
Retail repurchase agreements	$108,273	0.11%	$143,734	0.12%
Federal funds purchased	107,785	2.60	15,154	0.08
Maximum month-end balance:
Retail repurchase agreements	$139,416		$154,413
Federal funds purchased	260,000		60,000

The Company pledges U.S. Agencies securities, based upon their market values, as collateral for greater than 102.5% of the principal of its retail repurchase agreements.

At December 31, 2022, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.2 billion. FHLB availability based on pledged collateral at December 31, 2022, amounted to $2.6 billion, with $550.0 million outstanding. At December 31, 2021, the Company possessed the ability to extend its lines of credit with the FHLB totaling $3.9 billion based on collateral that was available to be pledged. The availability of FHLB borrowings based on the collateral pledged at December 31, 2021 was $2.7 billion with no outstanding borrowings.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.2 billion, commercial real estate loans amounting to $3.6 billion, home equity lines of credit (“HELOC”) amounting to $214.3 million and multifamily loans amounting to $514.8 million at December 31, 2022 as collateral under the borrowing agreement with the FHLB. At December 31, 2021, the Company had pledged collateral of qualifying mortgage loans of $829.1 million, commercial real estate loans of $3.1 billion, HELOC loans of $224.4 million and multifamily loans of $333.4 million under the FHLB borrowing agreement.

The Company also had secured lines of credit available from the Federal Reserve and correspondent banks of $718.6 million and $509.4 million at December 31, 2022 and 2021, respectively, collateralized by loans, with no borrowings outstanding at the end of either period. In addition, the Company had unsecured lines of credit with correspondent banks of $1.6 billion and $1.3 billion at December 31, 2022 and 2021. Of the unsecured lines of credit available there were $260.0 million outstanding borrowings at December 31, 2022 and no outstanding borrowings at December 31, 2021.

Advances from the FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2022		2021
(Dollars in thousands)	Amounts	Weighted Average Rate	Amounts	Weighted Average Rate
Maturity:
One year	$350,000	4.28%	$—	—%
Two years	50,000	4.66	—	—
Three years	50,000	4.28	—	—
Four years	50,000	4.16	—	—
Five years	50,000	4.08	—	—
After five years	—	—	—	—
Total advances from FHLB	$550,000	4.29	$—	—

NOTE 11 – STOCKHOLDERS’ EQUITY
The Company’s Articles of Incorporation authorize 100,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company maintains an employee stock purchase plan (the “Purchase Plan”) that enables employees to purchase up to $25,000 of Company common stock each year at a discount. The Purchase Plan, which was initially authorized on July 1, 2011, was amended and restated as of November 18, 2020. As part of the amendment and restatement, an additional 700,000 shares of common stock were reserved to be issued, which is in addition to the 300,000 shares of common stock authorized for purchase under the previous version of the Purchase Plan. Under the Purchase Plan, shares are purchased at 85% of the lower of the fair market value of the common stock on the offering date or the purchase date, as defined in the Purchase Plan. Contributions are made through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors. At December 31, 2022, there were 603,618 shares available for issuance under this Purchase Plan.

On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During the twelve months ended December 31, 2022, the Company repurchased and retired 625,710 common shares at an average price of $39.93 per share for the total cost of $25.0 million.

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

Bank and bank holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restrictions on extensions of credit and transfers of assets between the Bank and Bancorp. At December 31, 2022, the Bank could have paid additional dividends of $177.9 million to its parent company without regulatory approval. There were no loans outstanding between the Bank and Bancorp at December 31, 2022 and 2021, respectively.

NOTE 12 – SHARE BASED COMPENSATION
The Company’s 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of

Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 639,014 are available for issuance at December 31, 2022, has a term of 10 years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven or 10 years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The value associated with the grant of restricted stock awards ("RSAs") and restricted share units ("RSUs") is determined by multiplying the fair market value of the Company's common stock on the grant date by the number of shares awarded. Holders of RSAs have the right to vote and receive cash dividends for the unvested RSAs. Non-vested RSAs are considered participating securities that have an immaterial impact on the computation of earnings per share. Holders of RSUs receive cash dividends on the vesting date and these units are not considered participating securities in the earnings per share calculation. Starting in 2022, grants of RSUs allow continued vesting following a qualified retirement. Any non-vested shares are subject to forfeiture upon termination of employment.

Performance restricted stock units ("PRSUs") are subject to the Company's achievement of specified performance criteria over a three year period. A portion of the PRSUs granted in 2020 was based on the relative market performance of the Company's stock with another portion based on the financial performance of the Company. Compensation expense for awards based on the market performance of the Company's stock is based on their fair value determined using a probability based Monte-Carlo simulation valuation model. The expense on those awards is recognized regardless of whether the criteria for vesting is achieved. Compensation expense related to the achievement of specified performance criteria is variable and based on the fair market value of the Company's common stock on the grant date and an assessment of the probability of achieving specified metrics and is adjusted periodically. Beginning in 2021, the PRSU's granted annually are based on the Company's return on tangible common equity ("ROTCE") compared to a specified peer group's ROTCE over a three year period. The number of awards that vest can range from zero to 150% of the grant amount based on the achievement level compared to the specified performance or market-based criteria. Dividends that accrue during the vesting period are reinvested in dividend equivalent share units. PRSUs and the related dividend equivalent share units are converted into shares of common stock at vesting. Upon qualifying employee retirement, shares can continue to vest through the initial grant period should the vesting criteria continue to be met. PRSUs are not considered participating securities and do not impact the computation of earnings per share.

Options granted under the plan have an exercise price of not less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Company generally issues authorized but previously unissued shares to satisfy option exercises. Compensation expense of the options granted is based on the fair value of the options using the assumptions in the Black-Scholes binomial option-pricing model. The dividend yield is based on the estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is generally based on historical volatility. The expected term of share options granted is generally derived from historical experience. The Company stopped granting stock options in 2019.

All stock compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grants or performance share units. Compensation expense associated with PRSUs is variable in nature based on the probability of achieving specific criteria. Compensation expense of $7.9 million, $5.3 million, and $3.9 million was recognized for the years ended December 31, 2022, 2021 and 2020, respectively, related to the awards of stock options, RSAs, RSUs and PRSUs. The intrinsic value for the stock options exercised was $0.3 million, $8.0 million, and $0.4 million in the years ended December 31, 2022, 2021 and 2020, respectively. There was no unrecognized compensation cost related to stock options at December 31, 2022. The total of unrecognized compensation cost related to RSAs, RSUs and PRSUs was approximately $7.4 million at December 31, 2022. That cost is expected to be recognized over a weighted average period of approximately 1.8 years.

During the year ended December 31, 2022, the Company granted 169,190 RSUs and PRSUs under the Omnibus Incentive Plan, of which 45,567 are PRSUs subject to achievement of certain performance conditions measured over a three-year performance period and 123,623 are RSUs subject to a three year vesting schedule. The Company did not grant any stock options under the Omnibus Incentive Plan during the year ended December 31, 2022.

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

(In dollars, except share data):	Number of Common Shares	Weighted Average Grant-Date Fair Value
Restricted stock at January 1, 2022	390,520	$32.67
Granted	169,190	$44.99
Vested	(155,482)	$32.77
Forfeited/ cancelled	(14,753)	$35.82
Restricted stock at December 31, 2022	389,475	$37.44

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2022	159,741	$17.18		$5,264
Granted	—	$—
Exercised	(14,278)	$20.48		$337
Forfeited	—	$—
Expired	(1,416)	$41.41
Balance at December 31, 2022	144,047	$16.61	1.6 years	$2,633

Exercisable at December 31, 2022	144,047	$16.61	1.6 years	$2,633

NOTE 13 – PENSION, PROFIT SHARING, AND OTHER EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plan
The Company maintains a qualified, noncontributory, defined benefit pension plan (the “Pension Plan”). Benefits after January 1, 2005, are based on the benefit earned as of December 31, 2004, plus benefits earned in future years of service based on the employee’s compensation during each such year. All benefit accruals for employees were frozen as of December 31, 2007 based on past service, and thus salary increases and additional years of service after such date no longer affect the defined benefit provided by the Pension Plan, although additional vesting may continue to occur.

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

On March 30, 2022, the Board of Directors approved the termination of the Pension Plan with the effective date of June 30, 2022. The Company has executed plan amendments regarding the Pension Plan termination and filed an Application for Determination for Terminating Pension Plan with the Internal Revenue Service (“IRS”) for a determination as to the tax-qualified status of the Pension Plan at the time of termination. The Company also prepared and filed appropriate notices and documents related to the Pension Plan’s termination and wind-down with the Pension Benefit Guaranty Corporation (“PBGC”).

After receiving approval from the IRS and the PBGC, which is expected to be in 2023, the Company will make an additional cash contribution, if necessary, in order to fully fund the Pension Plan on a plan termination basis, followed by the purchase of annuity contracts to transfer its remaining liabilities under the Pension Plan. The actual amount of this cash contribution, if any, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. In addition, the Company expects to recognize a non-cash pension settlement charge upon settlement of the obligations of the Pension Plan.

All participants who are not already receiving annuities will be given the opportunity to elect a lump sum payout. Benefit obligations of participants who do not elect a lump sum or who are being paid in an annuity form will be transferred under an annuity contract from a highly-rated insurance company that will pay and administer future benefit payments. There will be no change in the benefit earned by Pension Plan participants as a result of these actions. The Pension Plan termination is subject to regulatory approvals and the Company has the right to change the effective date of the Pension Plan termination or to revoke its decision to terminate the Pension Plan, but it has no intent to do so.

The Pension Plan’s funded status at December 31 is as follows:

(In thousands)	2022	2021
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$48,079	$52,426
Interest cost	1,301	1,269
Actuarial (gain)/ loss	376	(22)
Benefit payments	(2,106)	(1,115)
Increase/ (decrease) related to change in assumptions	(12,111)	(2,040)
Settlement - lump sum payments	—	(2,439)
Projected obligation at December 31	35,539	48,079
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	45,207	48,357
Actual return on plan assets	(10,814)	(596)
Employer contributions	—	1,000
Benefit payments	(2,106)	(1,115)
Settlement - lump sum payments	—	(2,439)
Fair value of plan assets at December 31	$32,287	$45,207

Funded status at December 31	$(3,252)	$(2,872)

Accumulated benefit obligation at December 31	$35,539	$48,079

Unrecognized net actuarial loss	$10,736	$11,030
Net periodic pension cost not yet recognized	$10,736	$11,030

Weighted average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2022	2021	2020
Discount rate	5.10%	2.80%	2.50%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2022	2021	2020
Interest cost on projected benefit obligation	$1,301	$1,269	$1,437
Expected return on plan assets	(1,410)	(1,247)	(1,821)
Recognized net actuarial loss	783	909	874
Settlement charge	—	560	—
Net periodic benefit cost	$674	$1,491	$490

Components of the net periodic benefit cost are recorded in salaries and employee benefits expense in the Consolidated Statement of Income.

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2022	2021	2020
Discount rate	2.80%	2.50%	3.25%
Expected return on plan assets	3.75%	3.25%	4.75%
Rate of compensation increase	N/A	N/A	N/A

The expected rate of return on assets of 3.75% reflects the Pension Plan’s predominant investment of assets in fixed income mutual funds and was developed as a weighted average rate based on the target asset allocation of the Pension Plan. Key economic inputs used included future inflation, economic growth, and interest rate environment.

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

(In thousands)	Unrecognized Net Loss
Included in accumulated other comprehensive loss at January 1, 2020	$11,177
Reductions during the year	(4,256)
Reclassifications due to recognition as net periodic pension cost	(874)
Increase related to change in assumptions	6,672
Included in accumulated other comprehensive loss as of December 31, 2020	12,719
Reductions during the year	1,842
Reclassifications due to recognition as net periodic pension cost	(909)
Settlement charge	(560)
Increase related to change in assumptions	(2,062)
Included in accumulated other comprehensive loss as of December 31, 2021	11,030
Additions during the year	12,224
Reclassifications due to recognition as net periodic pension cost	(783)
Settlement charge	—
Decrease related to change in assumptions	(11,735)
Included in accumulated other comprehensive loss as of December 31, 2022	10,736
Applicable tax effect	(2,734)
Included in accumulated other comprehensive loss net of tax effect at December 31, 2022	$8,002

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$1,160

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2022	2021	2020
Net actuarial loss	$10,736	$11,030	$12,719
Net periodic benefit cost not yet recognized	$10,736	$11,030	$12,719

Pension Plan Assets
The Company’s Pension Plan weighted average allocations at December 31 are presented in the following table:

	2022	2021
Asset Category:
Equity Securities Mutual Funds	—%	11.5%
Fixed Income Mutual Funds	100.0%	88.5%
Total pension plan assets	100.0%	100.0%

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

Investment strategies and asset allocations are based on careful consideration of Pension Plan liabilities, the Pension Plan’s funded status and the Company’s financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis. Management allocates plan assets towards fixed income securities in order to align expected cash outflows with its funding source. This asset allocation has been set after taking into consideration the Pension Plan’s current frozen status and the current ongoing plan terminations.

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 70% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets. Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased. The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio. Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years. Fixed income investments must carry an “A” or better rating by a recognized credit rating agency. Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio. The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited. Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted. Foreign currency-denominated debt instruments are not permitted. At December 31, 2022, management is of the opinion that there are no significant concentrations of risk in the assets of the Pension Plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by the Federal Deposit Insurance Corporation ("FDIC") insurance available to the participants of the Pension Plan and collateral pledged for any such amount that may not be covered by FDIC insurance. Investment performance is measured against industry accepted benchmarks. The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values
The fair values of the Company’s Pension Plan assets by asset category at December 31 are presented in the following tables:

	2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual funds:
Large cap U.S. equity funds	$—	$—	$—	$—
Small/Mid cap U.S. equity funds	—	—	—	—
International equity funds	—	—	—	—
Short-term fixed income funds	9,517	22,770	—	32,287
Total mutual funds	9,517	22,770	—	32,287
Total pension plan assets	$9,517	$22,770	$—	$32,287

	2021
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual funds:
Large cap U.S. equity funds	$2,231	$575	$—	$2,806
Small/Mid cap U.S. equity funds	—	1,536	—	1,536
International equity funds	875	—	—	875
Short-term fixed income funds	9,558	30,432	—	39,990
Total mutual funds	12,664	32,543	—	45,207
Total pension plan assets	$12,664	$32,543	$—	$45,207

Contributions
The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the Pension Plan is currently frozen, the remaining investment horizon of the Pension Plan. After consideration of these factors, the Company made no contribution during 2022. Management continues to monitor the funding level of the Pension Plan and may make contributions as necessary during 2023.

Estimated Future Benefit Payments
Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December 31 are presented in the following table:

(In thousands)	Pension Benefits
2023	$2,430
2024	2,900
2025	2,280
2026	2,880
2027	2,950
Thereafter	13,590

Sandy Spring Bank 401(k) Plan
The Sandy Spring Bank 401(k) Plan (“the 401(k)”) is voluntary and covers all eligible employees after 90 days of service. The 401(k) provides that employees contributing to the 401(k) receive a matching contribution of 100% of the first 4% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company matching contribution vests immediately. The 401(k) permits employees to purchase shares of the Company’s common stock with their 401(k) contributions, Company match, and other contributions under the 401(k). The Company’s matching contribution to the 401(k), which is included in salaries and employee benefits in non-interest expenses in the Consolidated Statements of Income, totaled $5.9 million, $6.0 million, and $5.3 million in 2022, 2021 and 2020, respectively.

Deferred Compensation Plans
The Executive Incentive Retirement Plan ("Executive Plan") is a non-qualified deferred compensation plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance determined annually by the board of directors. The Company ceased making contributions to the Executive Plan after adoption of the Non-Qualified Deferred Compensation Plan (“NQDC Plan”) in late 2021. The NQDC Plan provides participants with the option to defer receipt of a portion of their base salary and annual cash incentives. Participant contributions are fully vested at all times. At its sole discretion, the Company may credit participant accounts with company contributions. In 2022, executive officers were selected by the board of directors for contributions to be made to their plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. Benefit costs related to the Executive Plan and NQDC Plan included in salaries and employee benefits in non-interest expenses in the Consolidated Statements of Income for 2022, 2021 and 2020 were $0.7 million, $0.7 million, and $0.6 million, respectively.

NOTE 14 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE
Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2022	2021	2020
Letter of credit fees	$721	$910	$710
Extension fees	955	811	1,967
Swap fee income	524	511	1,607
Prepayment penalty fees	1,807	3,216	961
Other income	4,687	9,869	3,976
Total other non-interest income	$8,694	$15,317	$9,221

(In thousands)	2022	2021	2020
Postage and delivery	$2,040	$1,906	$1,624
Communications	2,332	2,508	2,729
Loss on FHLB redemption	—	9,117	5,928
Mortgage processing expense, net	1,048	1,504	1,381
Online services	2,763	2,209	1,591
Franchise taxes	1,974	1,644	1,574
Insurance	1,921	1,586	1,311
Card transaction expense	1,196	1,183	1,083
Office supplies	1,013	742	912
Contingent payment expense	1,247	—	—
Other expenses	12,982	11,993	12,470
Total other non-interest expense	$28,516	$34,392	$30,603

NOTE 15 – INCOME TAXES
The following table provides the components of income tax expense for the years ended December 31:

(In thousands)	2022	2021	2020
Current income taxes:
Federal	$48,920	$48,445	$43,115
State	16,630	15,850	13,785
Total current	65,550	64,295	56,900
Deferred income taxes:
Federal	(7,214)	9,634	(22,793)
State	(2,277)	2,623	(6,636)
Total deferred	(9,491)	12,257	(29,429)
Total income tax expense	$56,059	$76,552	$27,471

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2018     are open to examination. The examination by the District of Columbia for the tax years 2017-2019 was finalized in 2021 with no adjustments.

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:

(In thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$34,703	$27,980
Lease liability	14,692	17,280
Employee benefits	8,247	7,740
Unrealized losses on pension plan	2,735	2,827
Deferred loan fees and costs	3,003	3,879
Equity based compensation	2,327	1,636
Unrealized losses on investments available-for-sale	42,362	121
Losses on other real estate owned	27	21
Other than temporary impairment	—	76
Loan and deposit premium/discount	205	553
Reserve for recourse loans and unfunded commitments	2,169	223
Net operating loss carryforward	2,985	2,023
Other	240	207
Gross deferred tax assets	113,695	64,566
Valuation allowance	(3,124)	(2,137)
Net deferred tax asset	110,571	62,429

Deferred tax liabilities:
Right of use asset	(12,511)	(14,888)
Pension plan costs	(1,906)	(2,092)
Depreciation	(4,203)	(2,552)
Intangible assets	(2,709)	(5,653)
Bond accretion	(289)	(78)
Fair value acquisition adjustments	(660)	(624)
Other	(738)	(626)
Gross deferred tax liabilities	(23,016)	(26,513)
Net deferred tax asset	$87,555	$35,916

The Company has approximately $45.8 million of state net operating loss carryover which begins to expire in 2032. The Company believes that it is more likely than not that the future benefit from the state net operating loss carryover will not be realized. As such, there is a valuation allowance on the deferred tax assets of the jurisdictions in which those net operating losses relate.

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2022		2021		2020
	Amount	Percentage of Pre-Tax Income	Amount	Percentage of Pre-Tax Income	Amount	Percentage of Pre-Tax Income
Income tax expense at federal statutory rate	$46,696	21.0%	$65,448	21.0%	$26,130	21.0%
Increase/ (decrease) resulting from:
Tax exempt income, net	(1,909)	(0.9)	(2,271)	(0.7)	(2,472)	(2.0)
Bank-owned life insurance	(662)	(0.3)	(602)	(0.2)	(567)	(0.5)
State income taxes, net of federal income tax benefits	11,339	5.1	14,593	4.7	5,648	4.5
Federal tax law change	—	—	—	—	(1,764)	(1.4)
Other, net	595	0.3	(616)	(0.2)	496	0.5
Total income tax expense and rate	$56,059	25.2%	$76,552	24.6%	$27,471	22.1%

Under the CARES Act, which was enacted on March 27, 2020, net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 can be carried back five tax years preceding the tax year in which the loss originated. During 2020, the Company utilized net operating losses acquired as a part of the 2018 WashingtonFirst acquisition. Following the passage of the CARES Act, the Company carried back WashingtonFirst's 2018 net operating loss to tax years 2013 through 2015. As a result, the Company recorded a tax benefit of $1.8 million for 2020 due to the federal statutory rates for the 2013, 2014 and 2015 tax years being higher than the 2018 tax year.

On August 16, 2022, the Inflation Reduction Act ("the IRA") was signed into law. The IRA includes climate and energy provisions, introduces a 15% corporate alternative minimum tax ("CAMT") on corporations whose average annual adjusted financial statement income exceeds $1 billion, and a 1% excise tax on stock repurchases made by publicly traded US corporations. The provisions above generally are effective for tax years beginning after December 31, 2022. These provisions did not have a material impact on the Company's income taxes for 2022.

NOTE 16 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2022	2021	2020
Net income	$166,299	$235,107	$96,953
Less: Distributed and undistributed earnings allocated to participating securities	(681)	(1,508)	(783)
Net income attributable to common shareholders	$165,618	$233,599	$96,170

Total weighted average outstanding shares	45,049	46,995	44,312
Less: Weighted average participating securities	(186)	(304)	(365)
Basic weighted average common shares	44,863	46,691	43,947
Dilutive weighted average common stock equivalents	176	208	185
Diluted weighted average common shares	45,039	46,899	44,132

Basic net income per common share	$3.69	$5.00	$2.19
Diluted net income per common share	$3.68	$4.98	$2.18

Anti-dilutive shares	9	—	17

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME/ (LOSS)
Comprehensive income/ (loss) is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity. For financial statements presented for the Company, non-owner changes in equity are comprised of unrealized gains or losses on investments available-for-sale and held-to-maturity, and any pension liability adjustments. These adjustments do not have an impact on the Company’s net income. Realized gains and losses on available-for-sale debt securities, and the amortization of unrealized losses on held-to-maturity debt securities and net periodic benefit cost impact the Company's net income as discussed in the following tables.

During the quarter ended March 31, 2022, the Company transferred certain debt securities from available-for-sale to held-to-maturity. The total amortized cost of debt securities transferred was $305.6 million with the associated after tax unrealized loss $12.1 million at the date of transfer. This after tax unrealized loss continues to be reported in accumulated other comprehensive income/ (loss) and is amortized over the remaining lives of debt securities.

The following table presents the activity in net accumulated other comprehensive income/ (loss) for the periods indicated:

(In thousands)	Unrealized Gains/ (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2020	$4,000	$(8,332)	$—	$(4,332)
Period change, net of tax	24,175	(1,138)	—	23,037
Balance at December 31, 2020	28,175	(9,470)	—	18,705
Period change, net of tax	(28,511)	1,267	—	(27,244)
Balance at December 31, 2021	(336)	(8,203)	—	(8,539)
Period change, net of tax	(113,177)	201	(10,436)	(123,412)
Balance at December 31, 2022	$(113,513)	$(8,002)	$(10,436)	$(131,951)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Unrealized gains/ (losses) on investments available-for-sale:
Affected line item in the Consolidated Statements of Income:
Investment securities gains/ (losses)	$(345)	$212	$467
Income before taxes	(345)	212	467
Tax (expense)/ benefit	88	(54)	(120)
Net income/ (loss)	$(257)	$158	$347

Amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity:
Affected line item in the Consolidated Statements of Income:
Interest and dividends on investment securities (1)	$(2,245)	$—	$—
Income before taxes	(2,245)	—	—
Tax benefit	598	—	—
Net loss	$(1,647)	$—	$—

Amortization of defined benefit pension plan items:
Affected line item in the Consolidated Statements of Income:
Recognized actuarial loss (2)	$(783)	$(909)	$(874)
Settlement charge (2)	—	(560)	—
Income before taxes	(783)	(1,469)	(874)
Tax benefit	199	376	223
Net loss	$(584)	$(1,093)	$(651)
(1)Amortization of unrealized losses on held-to-maturity debt securities is fully offset by accretion of a discount on held-to-maturity debt securities with no overall impact on net income and yield.
(2)This amount is included in the computation of net periodic benefit cost, see Note 13.

NOTE 18 - DERIVATIVES
The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The swap positions are offset to minimize the potential impact on the Company’s financial statements. Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Any amounts due to the Company will be expected to be collected from the borrower. Management reviews this credit exposure on a quarterly basis. At December 31, 2022 and 2021, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance and therefore no component of credit loss was factored into the valuation of the swaps.

A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2022
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$169,544	$(18,596)	6.8 years	6.00%	3.83%
Pay variable/receive fixed swaps	169,544	18,596	6.8 years	3.83%	6.00%
Total swaps	$339,088	$—	6.8 years	4.92%	4.92%

	2021
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$198,126	$(5,880)	8.7 years	2.21%	3.73%
Pay variable/receive fixed swaps	198,126	5,880	8.7 years	3.73%	2.21%
Total swaps	$396,252	$—	8.7 years	2.97%	2.97%

The estimated fair value of the swaps at December 31 for the periods indicated in the table above were recorded in other assets and other liabilities in the Consolidated Statements of Financial Condition. The associated net gains and losses on the swaps are recorded in other non-interest income in the Consolidated Statement of Income.

NOTE 19 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2022	2021
Commercial real estate development and construction	$887,154	$621,725
Residential real estate-development and construction	798,607	885,806
Real estate-residential mortgage	21,118	54,072
Lines of credit, principally home equity and business lines	2,397,533	2,096,874
Standby letters of credit	77,424	70,642
Total commitments to extend credit and available credit lines	$4,181,836	$3,729,119

As of December 31, 2022, the total reserve for unfunded commitments was $8.0 million as compared to $0.3 million at December 31, 2021, and is accounted for in other liabilities in the Consolidated Statements of Financial Condition. See Note 1 for more information on the accounting policy for the allowance for unfunded commitments.

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

	2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale (1)	$—	$11,706	$—	$11,706
Available-for-sale debt securities:
U.S. government agencies	—	93,622	—	93,622
State and municipal	—	265,997	—	265,997
Mortgage-backed and asset-backed	—	854,919	—	854,919
Total available-for-sale debt securities	—	1,214,538	—	1,214,538
Interest rate swap agreements	—	18,596	—	18,596
Total assets	$—	$1,244,840	$—	$1,244,840

Liabilities
Interest rate swap agreements	$—	$(18,596)	$—	$(18,596)
Total liabilities	$—	$(18,596)	$—	$(18,596)

(1)The outstanding principal balance for residential loans held for sale as of December 31, 2022 was $11.3 million.

	2021
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale (1)	$—	$39,409	$—	$39,409
Investments available-for-sale:
U.S. government agencies	—	68,539	—	68,539
State and municipal	—	326,402	—	326,402
Mortgage-backed and asset-backed	—	1,070,955	—	1,070,955
Total available-for-sale securities	—	1,465,896	—	1,465,896
Interest rate swap agreements	—	5,880	—	5,880
Total assets	$—	$1,511,185	$—	$1,511,185

Liabilities
Interest rate swap agreements	$—	$(5,880)	$—	$(5,880)
Total liabilities	$—	$(5,880)	$—	$(5,880)

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

	2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$190	$190	$(384)
Other real estate owned	—	—	645	645	(105)
Total	$—	$—	$835	$835	$(489)
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

At December 31, 2022, loans totaling $26.2 million were written down to fair value of $19.3 million as a result of individual credit loss allowances of $6.9 million associated with the collateral dependent non-accrual loans which was included in the allowance for credit losses. Loans totaling $33.5 million were written down to fair value of $26.9 million at December 31, 2021 as a result of individual credit loss allowances of $6.6 million associated with the collateral dependent non-accrual loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:

			Fair Value Measurements
	2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$192,232	$192,232	$192,232	$—	$—
Residential mortgage loans held for sale	11,706	11,706	—	11,706	—
Available-for-sale debt securities	1,214,538	1,214,538	—	1,214,538	—
Held-to-maturity debt securities	259,452	220,123	—	220,123	—
Other investments	69,218	69,218	—	69,218	—
Loans, net of allowance	11,260,464	11,020,992	—	—	11,020,992
Interest rate swap agreements	18,596	18,596	—	18,596	—
Accrued interest receivable	41,172	41,172	41,172	—	—
Bank owned life insurance	153,016	153,016	—	153,016	—

Financial liabilities:
Time deposits	$2,118,262	$2,082,319	$—	$2,082,319	$—
Other deposits	8,835,159	8,835,159	8,835,159	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	321,967	321,967	—	321,967	—
Advances from FHLB	550,000	549,530	—	549,530	—
Subordinated debt	370,205	332,470	—	—	332,470
Interest rate swap agreements	18,596	18,596	—	18,596	—
Accrued interest payable	10,867	10,867	10,867	—	—

			Fair Value Measurements
	2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$420,020	$420,020	$420,020	$—	$—
Residential mortgage loans held for sale	39,409	39,409	—	39,409	—
Investments available-for-sale	1,465,896	1,465,896	—	1,465,896	—
Other investments	41,166	41,166	—	41,166	—
Loans, net of allowance	9,857,946	9,964,924	—	—	9,964,924
Interest rate swap agreements	5,880	5,880	—	5,880	—
Accrued interest receivable	34,349	34,349	34,349	—	—
Bank owned life insurance	147,528	147,528	—	147,528	—

Financial liabilities:
Time deposits	$1,290,862	$1,292,598	$—	$1,292,598	$—
Other deposits	9,333,869	9,333,869	9,333,869	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	141,086	141,086	—	141,086	—
Advances from FHLB	—	—	—	—	—
Subordinated debt	172,712	175,780	—	—	175,780
Interest rate swap agreements	5,880	5,880	—	5,880	—
Accrued interest payable	1,516	1,516	1,516	—	—

NOTE 22 – PARENT COMPANY FINANCIAL INFORMATION
Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statements of Condition

	December 31,
(In thousands)	2022	2021
Assets:
Cash and cash equivalents	$83,923	$69,038
Other investments	568	568
Investment in subsidiary	1,767,933	1,620,432
Goodwill	1,292	1,292
Other assets	3,375	2,255
Total assets	$1,857,091	$1,693,585

Liabilities:
Subordinated debt	$370,205	$172,712
Accrued expenses and other liabilities	3,118	1,194
Total liabilities	373,323	173,906
Stockholders’ Equity:
Common stock	44,657	45,119
Additional paid in capital	734,273	751,072
Retained earnings	836,789	732,027
Accumulated other comprehensive loss	(131,951)	(8,539)
Total stockholders’ equity	1,483,768	1,519,679
Total liabilities and stockholders’ equity	$1,857,091	$1,693,585

Statements of Income

	Year Ended December 31,
(In thousands)	2022	2021	2020
Income:
Cash dividends from subsidiary	$65,410	$189,172	$74,410
Other income	494	434	932
Total income	65,904	189,606	75,342
Expenses:
Interest	14,055	6,765	9,028
Other expenses	1,750	1,592	1,505
Total expenses	15,805	8,357	10,533
Income before income taxes and equity in undistributed income of subsidiary	50,099	181,249	64,809
Income tax benefit	(3,175)	(1,563)	(1,988)
Income before equity in undistributed income of subsidiary	53,274	182,812	66,797
Equity in undistributed income of subsidiary	113,025	52,295	30,156
Net income	$166,299	$235,107	$96,953

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$166,299	$235,107	$96,953
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(113,025)	(52,295)	(30,156)
Share based compensation expense	7,887	5,299	3,850
Tax benefit from stock options exercised	—	—	5
Other-net	(9,760)	4,133	(9,732)
Net cash provided by operating activities	51,401	192,244	60,920
Cash Flows from Investing Activities:
Proceeds from sales of investment available-for-sale	—	9,099	310
Investment in subsidiary	(150,000)	—	—
Net cash provided by/ (used in) investing activities	(150,000)	9,099	310
Cash Flows from Financing Activities:
Retirement of subordinated debt	—	(32,810)	(10,310)
Proceeds from issuance of subordinated debt	200,000	—	—
Proceeds from issuance of common stock	2,192	5,758	1,997
Stock tendered for payment of withholding taxes	(2,353)	(1,577)	(458)
Repurchase of common stock	(24,987)	(107,268)	(25,702)
Dividends paid	(61,368)	(60,351)	(53,175)
Net cash provided by/ (used in) financing activities	113,484	(196,248)	(87,648)
Net increase/ (decrease) in cash and cash equivalents	14,885	5,095	(26,418)
Cash and cash equivalents at beginning of year	69,038	63,943	90,361
Cash and cash equivalents at end of year	$83,923	$69,038	$63,943

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2022 and 2021, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2022, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Tier 1 Leverage:
Company	$1,250,218	9.33%	$536,159	4.00%	N/A	N/A
Sandy Spring Bank	$1,535,674	11.46%	$536,016	4.00%	$670,020	5.00%
Common Equity Tier 1 Capital to risk-
weighted assets:
Company	$1,250,218	10.23%	$549,992	4.50%	N/A	N/A
Sandy Spring Bank	$1,535,674	12.57%	$549,681	4.50%	$793,984	6.50%
Tier 1 Capital to risk-weighted assets:
Company	$1,250,218	10.23%	$733,323	6.00%	N/A	N/A
Sandy Spring Bank	$1,535,674	12.57%	$732,909	6.00%	$977,212	8.00%
Total Capital to risk-weighted assets:
Company	$1,735,342	14.20%	$977,764	8.00%	N/A	N/A
Sandy Spring Bank	$1,645,799	13.47%	$977,212	8.00%	$1,221,514	10.00%

As of December 31, 2021
Tier 1 Leverage:
Company	$1,149,694	9.26%	$496,520	4.00%	N/A	N/A
Sandy Spring Bank	$1,251,739	10.09%	$496,171	4.00%	$620,214	5.00%
Common Equity Tier 1 Capital to risk-
weighted assets:
Company	$1,149,694	11.91%	$434,466	4.50%	N/A	N/A
Sandy Spring Bank	$1,251,739	12.98%	$433,889	4.50%	$626,729	6.50%
Tier 1 Capital to risk-weighted assets:
Company	$1,149,694	11.91%	$579,288	6.00%	N/A	N/A
Sandy Spring Bank	$1,251,739	12.98%	$578,519	6.00%	$771,358	8.00%
Total Capital to risk-weighted assets:
Company	$1,408,808	14.59%	$772,384	8.00%	N/A	N/A
Sandy Spring Bank	$1,335,853	13.85%	$771,358	8.00%	$964,198	10.00%

NOTE 24 – SEGMENT REPORTING
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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to both individuals and businesses. Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment. Beginning on April 1, 2020, the Community Banking segment includes the impact from the Revere acquisition. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income fees and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities in the Community Banking segment totaled $4.1 million, $4.7 million and $4.3 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

Prior to June 2022, the Company operated the Insurance segment through Sandy Spring Insurance Corporation, a subsidiary of the Bank. Effective June 1, 2022, the Company sold substantially all of the assets of Sandy Spring Insurance Corporation to a leading global insurance brokerage and financial services firm. Results of operations of the Insurance segment are presented in the table below.

The Investment Management segment is conducted through West Financial and RPJ, subsidiaries of the Bank. These asset management and financial planning firms, located in McLean, Virginia and Falls Church, Virginia, respectively, provide comprehensive investment management and financial planning to individuals, families, small businesses and associations, including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial and RPJ had approximately $3.5 billion in combined assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel, occupancy, support charges and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities were $1.7 million, $1.9 million, and $1.9 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:

	2022
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$495,665	$123	$11	$(132)	$495,667
Interest expense	68,795	—	—	(132)	68,663
Provision for credit losses	34,372	—	—	—	34,372
Non-interest income	62,424	19,449	21,926	(16,780)	87,019
Non-interest expenses	238,953	3,755	15,304	(719)	257,293
Income before income taxes	215,969	15,817	6,633	(16,061)	222,358
Income tax expense	49,670	4,472	1,917	—	56,059
Net income	$166,299	$11,345	$4,716	$(16,061)	$166,299

Assets	$13,853,476	$17,777	$54,207	$(92,341)	$13,833,119

	2021
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$450,284	$2	$10	$(12)	$450,284
Interest expense	25,778	—	—	(12)	25,766
Provision for credit losses	(45,556)	—	—	—	(45,556)
Non-interest income	80,077	7,011	22,378	(7,411)	102,055
Non-interest expenses	240,996	5,869	14,473	(868)	260,470
Income before income taxes	309,143	1,144	7,915	(6,543)	311,659
Income tax expense	74,036	339	2,177	—	76,552
Net income	$235,107	$805	$5,738	$(6,543)	$235,107

Assets	$12,590,176	$9,110	$59,099	$(67,659)	$12,590,726

	2020
(In thousands)	Community Banking	Insurance	Investment Management	Inter-Segment Elimination	Total
Interest income	$423,560	$6	$7	$(13)	$423,560
Interest expense	60,414	—	—	(13)	60,401
Provision for credit losses	85,669	—	—	—	85,669
Non-interest income	78,940	6,810	17,831	(865)	102,716
Non-interest expenses	237,910	5,686	13,051	(865)	255,782
Income before income taxes	118,507	1,130	4,787	—	124,424
Income tax expense	25,907	313	1,251	—	27,471
Net income	$92,600	$817	$3,536	$—	$96,953

Assets	$12,800,537	$11,335	$57,768	$(71,211)	$12,798,429

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2022 Changes In Internal Controls Over Financial Reporting
No change occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures
As required by Securities and Exchange Commission rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2022. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s annual report on internal control over financial reporting is located on page 65 of this report.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Proposal 1: Election of Directors,” “Corporate Governance,” “Delinquent Section 16(a) Reports,” “Proposals for the 2024 Annual Meeting of Shareholders,” and “Report of the Audit Committee” in the Proxy Statement is incorporated in this Report by reference. Information regarding executive officers is included under the caption “Information About Our Executive Officers” on page 16 of this Report.

Item 11.    EXECUTIVE COMPENSATION

The information under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” (excluding the information under "Pay Versus Performance") and “CEO Pay Ratio” in the Proxy Statement is incorporated in this Report by reference.

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

PART IV.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Statements of Condition at December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

Exhibit No.	Description	Location
3.1.1	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended	Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065
3.1.2	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
3.1.3	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 2, 2018, SEC File No. 0-19065
3.2	Bylaws of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 16, 2022, SEC File No. 0-19065
4.1	Description of Common Stock	Incorporated by reference to Exhibit 4.1.1 to Form 10-K for the year ended December 31, 2019, SEC File No. 0-19065
4.2.1	Subordinated Indenture, dated as of November 5, 2019, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2019, SEC File No. 0-19065
4.2.2	First Supplemental Indenture, dated as of November 5, 2019, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2019, SEC File No. 0-19065
4.2.3	Subordinated Indenture, dated as of March 18, 2022, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 18, 2022, SEC File No. 0-19065
4.2.4	First Supplemental Indenture, dated as of March 18, 2022, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 18, 2022, SEC File No. 0-19065

Other instruments defining the rights of holders of long-term debt securities of Sandy Spring Bancorp, Inc. and its subsidiaries are omitted in accordance with Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Sandy Spring Bancorp, Inc. agrees to furnish copies of these instruments to the SEC upon request.

10.1.1*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065
10.1.2*	Form of Amendment to Directors’ Fee Deferral Agreement	Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10.2*	Sandy Spring Bank Directors’ Deferred Fee Plan	Incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 2016, SEC File No. 0-19065
10.3*	Sandy Spring Bank Executive Incentive Retirement Plan	Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2020, SEC File No. 0-19065
10.4*	Sandy Spring Bancorp, Inc. Employee Stock Purchase Plan, as Amended and Restated	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on October 7, 2020, SEC File No. 0-19065
10.5*	Sandy Spring Bancorp, Inc. 2015 Omnibus Incentive Plan	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on March 31, 2015, SEC File No. 0-19065
10.6*	Form of Sandy Spring Bank Split Dollar Life Insurance Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 27, 2021, SEC File No. 0-19065
10.7*	Sandy Spring Bank Non-Qualified Deferred Compensation Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 28, 2021, SEC File No. 0-19065
10.8*	Sandy Spring Bancorp, Inc. Executive Severance Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 16, 2022, SEC File No. 0-19065
10.9*	Sandy Spring Bancorp, Inc. Annual Incentive Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 26, 2023, SEC File No. 0-19065
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31(a)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
31(b)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32(a)	18 U.S.C. Section 1350 Certification	Filed herewith
32(b)	18 U.S.C. Section 1350 Certification	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(b) of this Report.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer
	Date:	February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 21, 2023.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Daniel J. Schrider	/s/ Philip J. Mantua
Daniel J. Schrider	Philip J. Mantua
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ Ralph F. Boyd	Director
Ralph F. Boyd

/s/ Mark E. Friis	Director
Mark E. Friis

/s/ Brian J. Lemek	Director
Brian J. Lemek

/s/ Pamela A. Little	Director
Pamela A. Little

/s/ Walter C. Martz II	Director
Walter C. Martz II

/s/ Mark C. Michael	Director
Mark C. Michael

/s/ Mark C. Micklem	Director
Mark C. Micklem

/s/ Christina B. O'Meara	Director
Christina B. O'Meara

/s/ Robert L. Orndorff	Director
Robert L. Orndorff

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Mona Abutaleb Stephenson	Director
Mona Abutaleb Stephenson