Form 10-Q
period 2023-03-31
SANDY SPRING BANCORP INC
filed 2023-05-05
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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
The number of outstanding shares of common stock as of May 3, 2023

Common stock, $1.00 par value – 44,835,496 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Assets:
Cash and due from banks	$92,771	$88,152
Federal funds sold	240	193
Interest-bearing deposits with banks	402,704	103,887
Cash and cash equivalents	495,715	192,232
Residential mortgage loans held for sale (at fair value)	16,262	11,706
Investments held-to-maturity, at cost (fair value of $219,417 and $220,123, respectively)	254,219	259,452
Investments available-for-sale (at fair value)	1,195,728	1,214,538
Other investments, at cost	78,389	69,218
Total loans	11,395,241	11,396,706
Less: allowance for credit losses - loans	(117,613)	(136,242)
Net loans	11,277,628	11,260,464
Premises and equipment, net	69,227	67,070
Other real estate owned	645	645
Accrued interest receivable	42,232	41,172
Goodwill	363,436	363,436
Other intangible assets, net	18,549	19,855
Other assets	316,977	333,331
Total assets	$14,129,007	$13,833,119

Liabilities:
Noninterest-bearing deposits	$3,228,678	$3,673,300
Interest-bearing deposits	7,847,313	7,280,121
Total deposits	11,075,991	10,953,421
Securities sold under retail repurchase agreements and federal funds purchased	252,627	321,967
Advances from FHLB	750,000	550,000
Subordinated debt	370,354	370,205
Total borrowings	1,372,981	1,242,172
Accrued interest payable and other liabilities	143,170	153,758
Total liabilities	12,592,142	12,349,351

Stockholders' equity:
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
44,712,497 and 44,657,054 at March 31, 2023 and December 31, 2022, respectively	44,712	44,657
Additional paid in capital	735,509	734,273
Retained earnings	872,635	836,789
Accumulated other comprehensive loss	(115,991)	(131,951)
Total stockholders' equity	1,536,865	1,483,768
Total liabilities and stockholders' equity	$14,129,007	$13,833,119

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2023	2022
Interest income:
Interest and fees on loans	$139,727	$99,494
Interest on loans held for sale	152	198
Interest on deposits with banks	2,686	113
Interest and dividend income on investment securities:
Taxable	7,008	4,107
Tax-advantaged	1,770	2,124
Interest on federal funds sold	4	—
Total interest income	151,347	106,036
Interest expense:
Interest on deposits	40,788	2,293
Interest on retail repurchase agreements and federal funds purchased	2,104	54
Interest on advances from FHLB	7,207	—
Interest on subordinated debt	3,946	2,238
Total interest expense	54,045	4,585
Net interest income	97,302	101,451
Provision/ (credit) for credit losses	(21,536)	1,635
Net interest income after provision/ (credit) for credit losses	118,838	99,816
Non-interest income:
Investment securities gains	—	8
Service charges on deposit accounts	2,388	2,326
Mortgage banking activities	1,245	2,298
Wealth management income	8,992	9,337
Insurance agency commissions	—	2,115
Income from bank owned life insurance	907	795
Bank card fees	418	1,668
Other income	2,001	2,048
Total non-interest income	15,951	20,595
Non-interest expense:
Salaries and employee benefits	38,926	39,373
Occupancy expense of premises	4,847	5,034
Equipment expense	4,117	3,536
Marketing	1,543	1,193
Outside data services	2,514	2,419
FDIC insurance	2,138	984
Amortization of intangible assets	1,306	1,508
Professional fees and services	3,684	2,017
Other expenses	7,230	6,083
Total non-interest expense	66,305	62,147
Income before income tax expense	68,484	58,264
Income tax expense	17,231	14,329
Net income	$51,253	$43,935

Per share information:
Basic net income per common share	$1.14	$0.97
Diluted net income per common share	$1.14	$0.96
Dividends declared per share	$0.34	$0.34

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS) – UNAUDITED

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Net income	$51,253	$43,935
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	20,784	(65,923)
Related income tax (expense)/ benefit	(5,294)	16,897
Net investment gains reclassified into earnings	—	(8)
Related income tax expense	—	2
Net effect on other comprehensive income/ (loss)	15,490	(49,032)

Investments held-to-maturity:
Net change in unrealized gains/ (losses)	405	(15,929)
Related income tax (expense)/ benefit	(103)	4,083
Net effect on other comprehensive income/ (loss)	302	(11,846)

Defined benefit pension plan:
Amortization of net loss	225	196
Related income tax benefit	(57)	(50)
Net effect on other comprehensive income/ (loss)	168	146
Total other comprehensive income/ (loss)	15,960	(60,732)
Comprehensive income/ (loss)	$67,213	$(16,797)

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2023	$44,657	$734,273	$836,789	$(131,951)	$1,483,768
Net income	—	—	51,253	—	51,253
Other comprehensive income, net of tax	—	—	—	15,960	15,960
Total comprehensive income					67,213
Common stock dividends - $0.34 per share	—	—	(15,407)	—	(15,407)
Stock compensation expense	—	1,241	—	—	1,241
Common stock issued pursuant to:
Stock option plan - 7,530 shares	7	144	—	—	151
Employee stock purchase plan - 11,821 shares	12	399	—	—	411
Restricted stock vesting, net of tax withholding - 36,092 shares	36	(548)	—	—	(512)
Balances at March 31, 2023	$44,712	$735,509	$872,635	$(115,991)	$1,536,865

Balances at January 1, 2022	$45,119	$751,072	$732,027	$(8,539)	$1,519,679
Net income	—	—	43,935	—	43,935
Other comprehensive loss, net of tax	—	—	—	(60,732)	(60,732)
Total comprehensive loss					(16,797)
Common stock dividends - $0.34 per share	—	—	(15,615)	—	(15,615)
Stock compensation expense	—	1,472	—	—	1,472
Common stock issued pursuant to:
Stock option plan - 8,897 shares	9	186	—	—	195
Employee stock purchase plan - 9,581 shares	10	426	—	—	436
Restricted stock vesting, net of tax withholding- 25,500 shares	25	(485)	—	—	(460)
Balances at March 31, 2022	$45,163	$752,671	$760,347	$(69,271)	$1,488,910

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Operating activities:
Net income	$51,253	$43,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,689	3,025
Provision/ (credit) for credit losses	(21,536)	1,635
Share based compensation expense	1,241	1,472
Deferred income tax expense	8,498	4,177
Originations of loans held for sale	(67,837)	(104,823)
Proceeds from sales of loans held for sale	64,025	129,389
Gains on sales of loans held for sale	(744)	(2,694)
Investment securities gains	—	(8)
Tax benefit associated with share based compensation	(78)	(245)
Net (increase)/ decrease in accrued interest receivable	(1,060)	821
Net decrease in other assets	6,236	7,054
Net decrease in accrued expenses and other liabilities	(14,345)	(16,433)
Other, net	80	(2,201)
Net cash provided by operating activities	31,422	65,104
Investing activities:
Sales/ (purchases) of other investments	(9,171)	9
Purchases of investments available-for-sale	—	(232,295)
Proceeds from sales of investment available-for-sale	—	1,261
Proceeds from maturities, calls and principal payments of investments available-for-sale	38,760	68,818
Proceeds from maturities, calls and principal payments of investments held-to-maturity	5,558	4,318
Net (increase)/ decrease in loans	2,330	(174,046)
Expenditures for premises and equipment	(3,833)	(3,440)
Net cash provided by/ (used in) investing activities	33,644	(335,375)
Financing activities:
Net increase in deposits	122,956	228,654
Net decrease in in retail repurchase agreements and federal funds purchased	(69,340)	(10,302)
Proceeds from FHLB advances	1,480,000	—
Repayment of FHLB advances	(1,280,000)	—
Proceeds from issuance of subordinated debt	—	200,000
Proceeds from issuance of common stock	720	800
Stock tendered for payment of withholding taxes	(670)	(629)
Repurchase of common stock	—	—
Cash dividends paid	(15,249)	(15,446)
Net cash provided by financing activities	238,417	403,077
Net increase in cash and cash equivalents	303,483	132,806
Cash and cash equivalents at beginning of period	192,232	420,020
Cash and cash equivalents at end of period	$495,715	$552,826

Supplemental disclosures:
Interest payments	$52,919	$5,784

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

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2022 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022. There have been no significant changes to any of the Company’s accounting policies as disclosed in the 2022 Annual Report on Form 10-K.

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

On January 1, 2023, the Company adopted provisions of ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)", which eliminated accounting guidance for TDRs by creditors. Prior to the effective adoption date, the Company considered loans to be TDRs if their terms were restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provided a payment concession to a borrower experiencing financial difficulty. Loans could be removed from a TDR category if the borrower no longer experienced financial difficulty, a re-underwriting event took place, and the revised loan terms of the subsequent restructuring agreement were considered to be consistent with terms that could be obtained in the market for loans with comparable credit risk. Subsequent to the effective adoption date, the Company continues to offer modifications to certain borrowers experiencing financial difficulty, mainly in the form of interest rate concessions or term extensions, without classifying and accounting for them as TDRs.

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

Management believes it uses relevant information available to make determinations about the allowance and reserve for unfunded commitments and that it has established the existing reserves in accordance with GAAP. However, the determination of the allowance requires significant judgment, and estimates of expected lifetime losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize expected losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial condition of borrowers.

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

Adopted Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)", which eliminated the accounting guidance on troubled debt restructurings (“TDR”) and amended the guidance on “vintage disclosures” to require disclosure of current period gross charge-offs by year of origination. The ASU also added enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The objective of the disclosures was to provide information about the type and magnitude of modifications and the degree of their success in mitigating potential credit losses. The Company fully adopted this update effective January 1, 2023 on a prospective basis. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

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

NOTE 2 – INVESTMENTS
Investments available-for-sale and held-to-maturity
The amortized cost and estimated fair values of investments available-for-sale and held-to-maturity at the dates indicated are presented in the following table:

	March 31, 2023				December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
U.S. treasuries and government agencies	$101,112	$—	$(6,022)	$95,090	$100,926	$—	$(7,304)	$93,622
State and municipal	320,799	5	(47,876)	272,928	322,519	4	(56,526)	265,997
Mortgage-backed and asset-backed	905,338	65	(77,693)	827,710	943,398	73	(88,552)	854,919
Total available-for-sale debt securities	$1,327,249	$70	$(131,591)	$1,195,728	$1,366,843	$77	$(152,382)	$1,214,538
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	254,219	—	(34,802)	219,417	259,452	—	(39,329)	220,123
Total held-to-maturity debt securities	$254,219	$—	$(34,802)	$219,417	$259,452	$—	$(39,329)	$220,123
Total debt securities	$1,581,468	$70	$(166,393)	$1,415,145	$1,626,295	$77	$(191,711)	$1,434,661

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at March 31, 2023 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at March 31, 2023. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

All held-to-maturity investments are either issued by a direct governmental entity or a government-sponsored entity and have no historical evidence supporting expected credit losses. Therefore, the Company has estimated these losses at zero and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The available-for-sale and held-to-maturity mortgage-backed securities portfolio at March 31, 2023 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($483.1 million), GNMA, FNMA or FHLMC mortgage-backed securities ($636.5 million) or SBA asset-backed securities ($40.0 million).

Gross unrealized losses and fair value by length of time that the individual available-for-sale debt securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	March 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$12,638	$318	$82,452	$5,704	$95,090	$6,022
State and municipal	125	35,791	719	233,683	47,157	269,474	47,876
Mortgage-backed and asset-backed	323	194,940	5,603	616,616	72,090	811,556	77,693
Total	458	$243,369	$6,640	$932,751	$124,951	$1,176,120	$131,591

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$53,139	$3,653	$40,483	$3,651	$93,622	$7,304
State and municipal	130	200,439	30,803	62,482	25,723	262,921	56,526
Mortgage-backed and asset-backed	324	526,387	44,952	297,216	43,600	823,603	88,552
Total	464	$779,965	$79,408	$400,181	$72,974	$1,180,146	$152,382

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

	March 31, 2023		December 31, 2022
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Available-for-sale debt securities
U.S. treasuries and government agencies:
One year or less	$4,805	$4,992	$—	$—
One to five years	90,285	96,120	93,622	100,926
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	8,333	8,400	8,694	8,783
One to five years	52,746	54,641	51,576	53,948
Five to ten years	30,415	35,453	28,806	34,042
After ten years	181,434	222,305	176,921	225,746
Mortgage-backed and asset-backed:
One year or less	4,746	4,806	7,622	7,704
One to five years	45,281	46,495	45,366	46,802
Five to ten years	293,295	320,654	303,697	335,285
After ten years	484,388	533,383	498,234	553,607
Total available-for-sale debt securities	$1,195,728	$1,327,249	$1,214,538	$1,366,843

	March 31, 2023		December 31, 2022
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Held-to-maturity debt securities
Mortgage-backed and asset-backed:
One year or less	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	34,752	37,994	35,304	39,213
After ten years	184,665	216,225	184,819	220,239
Total held-to-maturity debt securities	$219,417	$254,219	$220,123	$259,452

At March 31, 2023 and December 31, 2022, available-for-sale and held-to-maturity debt securities with a book value of $455.6 million and $533.9 million, respectively, were pledged and designated as collateral for certain government deposits, public and trust funds, securities sold under repurchase agreements and other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2023 and December 31, 2022.

Other investments
Other investments are presented in the following table:

(In thousands)	March 31, 2023	December 31, 2022
Federal Reserve Bank stock, at cost	$38,923	$38,873
Federal Home Loan Bank of Atlanta stock, at cost	38,789	29,668
Other	677	677
Total other investments, at cost	$78,389	$69,218

NOTE 3 – LOANS
Outstanding loan balances at March 31, 2023 and December 31, 2022 are net of unearned income, including net deferred loan fees of $10.5 million at the end of each period.

The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2023	December 31, 2022
Commercial real estate:
Commercial investor real estate	$5,167,456	$5,130,094
Commercial owner-occupied real estate	1,769,928	1,775,037
Commercial AD&C	1,046,665	1,090,028
Commercial business	1,437,478	1,455,885
Total commercial loans	9,421,527	9,451,044
Residential real estate:
Residential mortgage	1,328,524	1,287,933
Residential construction	223,456	224,772
Consumer	421,734	432,957
Total residential and consumer loans	1,973,714	1,945,662
Total loans	$11,395,241	$11,396,706

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

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
Summary information on the allowance for credit losses on loans for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2023	2022
Balance at beginning of period	$136,242	$109,145
Provision/ (credit) for credit losses - loans (1)	(18,945)	1,635
Loan charge-offs	(171)	(306)
Loan recoveries	487	114
Net charge-offs	316	(192)
Balance at period end	$117,613	$110,588
 (1) Excludes the total credit to the provision on unfunded loan commitments for three months ended March 31, 2023 of $2.6 million.

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	March 31, 2023	December 31, 2022
Collateral dependent loans individually evaluated for credit loss with an allowance	$18,596	$9,743
Collateral dependent loans individually evaluated for credit loss without an allowance	11,246	16,454
Total individually evaluated collateral dependent loans	$29,842	$26,197

Allowance for credit losses related to loans evaluated individually	$9,870	$6,902
Allowance for credit losses related to loans evaluated collectively	107,743	129,340
Total allowance for credit losses - loans	$117,613	$136,242

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2023
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242
Provision/ (credit) for credit losses - loans	(7,780)	(1,796)	(6,693)	(2,254)	350	(233)	(539)	(18,945)
Charge-offs	—	—	—	(54)	(23)	—	(94)	(171)
Recoveries	5	26	—	181	2	—	273	487
Net recoveries (charge-offs)	5	26	—	127	(21)	—	179	316
Balance at end of period	$56,962	$9,876	$11,953	$25,900	$9,753	$1,104	$2,065	$117,613

Total loans	$5,167,456	$1,769,928	$1,046,665	$1,437,478	$1,328,524	$223,456	$421,734	$11,395,241
Allowance for credit losses on loans to total loans ratio	1.10%	0.56%	1.14%	1.80%	0.73%	0.49%	0.49%	1.03%

Average loans	$5,136,204	$1,769,680	$1,082,791	$1,444,588	$1,307,761	$223,313	$424,122	$11,388,459
Annualized net charge-offs/ (recoveries) to average loans	—%	(0.01)%	—%	(0.04)%	0.01%	—%	(0.17)%	(0.01)%

Balance of loans individually evaluated for credit loss	$15,451	$4,949	$—	$9,442	$—	$—	$—	$29,842
Allowance related to loans evaluated individually	$1,935	$1,259	$—	$6,676	$—	$—	$—	$9,870
Individual allowance to loans evaluated individually ratio	12.52%	25.44%	—%	70.71%	—%	—%	—%	33.07%
Contractual balance of individually evaluated loans	$15,526	$5,694	$—	$10,717	$—	$—	$—	$31,937

Balance of loans collectively evaluated for credit loss	$5,152,005	$1,764,979	$1,046,665	$1,428,036	$1,328,524	$223,456	$421,734	$11,365,399
Allowance related to loans evaluated collectively	$55,027	$8,617	$11,953	$19,224	$9,753	$1,104	$2,065	$107,743
Collective allowance to loans evaluated collectively ratio	1.07%	0.49%	1.14%	1.35%	0.73%	0.49%	0.49%	0.95%

	For the Year Ended December 31, 2022
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145
Provision for credit losses - loans	19,128	(90)	(1,676)	4,774	4,093	281	170	26,680
Charge-offs	—	—	—	(716)	(155)	—	(234)	(1,105)
Recoveries	320	49	—	799	102	8	244	1,522
Net recoveries (charge-offs)	320	49	—	83	(53)	8	10	417
Balance at end of period	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242

Total loans	$5,130,094	$1,775,037	$1,090,028	$1,455,885	$1,287,933	$224,772	$432,957	$11,396,706
Allowance for credit losses on loans to total loans ratio	1.26%	0.66%	1.71%	1.93%	0.73%	0.59%	0.56%	1.20%

Average loans	$4,681,607	$1,730,293	$1,112,936	$1,351,906	$1,117,053	$221,341	$423,746	$10,638,882
Net charge-offs/ (recoveries) to average loans	(0.01)%	—%	—%	(0.01)%	—%	—%	—%	—%

Balance of loans individually evaluated for credit loss	$9,943	$6,155	$—	$8,274	$1,487	$—	$338	$26,197
Allowance related to loans evaluated individually	$134	$1,261	$—	$5,507	$—	$—	$—	$6,902
Individual allowance to loans evaluated individually ratio	1.35%	20.49%	—%	66.56%	—%	—%	—%	26.35%
Contractual balance of individually evaluated loans	$10,882	$6,849	$—	$9,893	$1,487	$—	$364	$29,475

Balance of loans collectively evaluated for credit loss	$5,120,151	$1,768,882	$1,090,028	$1,447,611	$1,286,446	$224,772	$432,619	$11,370,509
Allowance related to loans evaluated collectively	$64,603	$10,385	$18,646	$22,520	$9,424	$1,337	$2,425	$129,340
Collective allowance to loans evaluated collectively ratio	1.26%	0.59%	1.71%	1.56%	0.73%	0.59%	0.56%	1.14%

Credit Quality
The following section provides information on the credit quality of the loan portfolio for the periods indicated below:

	For the Three Months Ended March 31, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782
Loans placed on non-accrual	14,601	—	—	2,621	2,045	—	447	19,714
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(54)	(23)	—	(49)	(126)
Net payments or draws	(9,093)	(70)	—	(446)	(169)	—	(434)	(10,212)
Non-accrual loans brought current	—	—	—	—	(357)	—	(123)	(480)
Balance at end of period	$15,451	$4,949	$—	$9,443	$8,935	$—	$4,900	$43,678

	For the Year Ended December 31, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086
Loans placed on non-accrual	4,761	2,370	—	1,591	2,593	—	815	12,130
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(677)	(151)	—	(32)	(860)
Net payments or draws	(7,307)	(4,366)	(650)	(2,012)	(2,615)	(55)	(2,060)	(19,065)
Non-accrual loans brought current	—	(2,291)	—	—	(829)	—	(389)	(3,509)
Balance at end of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782

	March 31, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$5,150,572	$1,761,671	$1,043,979	$1,424,758	$1,304,124	$222,387	$413,306	$11,320,797
30-59 days	945	—	2,240	154	13,402	739	2,528	20,008
60-89 days	273	3,308	446	121	1,711	330	1,000	7,189
Total performing loans	5,151,790	1,764,979	1,046,665	1,425,033	1,319,237	223,456	416,834	11,347,994
Non-performing loans:
Non-accrual loans	15,451	4,949	—	9,443	8,935	—	4,900	43,678
Loans greater than 90 days past due	215	—	—	3,002	352	—	—	3,569
Restructured loans (1)	—	—	—	—	—	—	—	—
Total non-performing loans	15,666	4,949	—	12,445	9,287	—	4,900	47,247
Total loans	$5,167,456	$1,769,928	$1,046,665	$1,437,478	$1,328,524	$223,456	$421,734	$11,395,241
(1) Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting and recognition of troubled debt restructurings ("TDRs").

	December 31, 2022
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

The following tables present average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	For the Three Months Ended March 31, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$12,697	$4,984	$—	$8,383	$8,187	$—	$4,980	$39,231
Contractual interest income due on non- accrual loans during the period	$140	$73	$—	$140	$90	$—	$106	$549

	For the Year Ended December 31, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$11,892	$7,314	$617	$7,768	$7,769	$21	$5,811	$41,192
Contractual interest income due on non- accrual loans during the period	$713	$106	$30	$491	$319	$1	$349	$2,009

There was no interest income recognized on non-accrual loans during the three months ended March 31, 2023. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the three months ended March 31, 2023 new loans placed on non-accrual status totaled $19.7 million and the related amount of reversed uncollected accrued interest was $0.3 million.

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

The following table provides information about credit quality indicators by the year of origination as of March 31, 2023:

	March 31, 2023
	Term Loans by Origination Year						Revolving
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Investor R/E:
Pass	$173,232	$1,412,186	$1,239,661	$689,500	$558,229	$1,024,028	$28,344	$5,125,180
Special Mention	4,619	10,349	4,587	—	93	3,253	—	22,901
Substandard	273	550	13,505	—	1,405	3,642	—	19,375
Doubtful	—	—	—	—	—	—	—	—
Total	$178,124	$1,423,085	$1,257,753	$689,500	$559,727	$1,030,923	$28,344	$5,167,456
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$49,900	$373,223	$324,299	$236,977	$253,818	$498,559	$1,038	$1,737,814
Special Mention	731	1,530	—	1,277	1,716	8,682	—	13,936
Substandard	1,338	6,527	71	355	6,056	3,831	—	18,178
Doubtful	—	—	—	—	—	—	—	—
Total	$51,969	$381,280	$324,370	$238,609	$261,590	$511,072	$1,038	$1,769,928
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$126,933	$334,502	$325,527	$94,337	$32,053	$14,932	$116,512	$1,044,796
Special Mention	—	1,073	—	—	—	—	—	1,073
Substandard	—	796	—	—	—	—	—	796
Doubtful	—	—	—	—	—	—	—	—
Total	$126,933	$336,371	$325,527	$94,337	$32,053	$14,932	$116,512	$1,046,665
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$43,548	$337,157	$219,980	$85,098	$99,564	$147,806	$467,480	$1,400,633
Special Mention	—	330	650	1,024	6,818	564	12,977	22,363
Substandard	—	3,371	2,079	956	1,995	2,243	3,838	14,482
Doubtful	—	—	—	—	—	—	—	—
Total	$43,548	$340,858	$222,709	$87,078	$108,377	$150,613	$484,295	$1,437,478
Current period gross charge-offs	$—	$—	$—	$—	$—	$29	$25	$54

Residential Mortgage:
Beacon score:
660-850	$15,508	$336,165	$369,442	$170,124	$41,488	$293,891	$—	$1,226,618
600-659	—	6,648	13,800	4,119	3,885	30,112	—	58,564
540-599	305	2,929	3,361	526	1,517	8,986	—	17,624
less than 540	—	365	3,025	3,479	3,047	15,802	—	25,718
Total	$15,813	$346,107	$389,628	$178,248	$49,937	$348,791	$—	$1,328,524
Current period gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$23

Residential Construction:
Beacon score:
660-850	$4,482	$152,343	$50,886	$8,596	$150	$2,877	$—	$219,334
600-659	—	2,163	739	—	—	—	—	2,902
540-599	—	—	401	—	—	—	—	401
less than 540	—	—	819	—	—	—	—	819
Total	$4,482	$154,506	$52,845	$8,596	$150	$2,877	$—	$223,456
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$2,976	$6,559	$2,608	$1,133	$2,084	$23,941	$343,677	$382,978
600-659	47	554	31	34	112	5,949	12,384	19,111
540-599	12	396	84	39	129	2,299	5,519	8,478
less than 540	40	228	71	30	459	3,319	7,020	11,167
Total	$3,075	$7,737	$2,794	$1,236	$2,784	$35,508	$368,600	$421,734
Current period gross charge-offs	$—	$—	$—	$—	$—	$49	$45	$94

Total loans	$423,944	$2,989,944	$2,575,626	$1,297,604	$1,014,618	$2,094,716	$998,789	$11,395,241

 The following table provides information about credit quality indicators by the year of origination as of December 31, 2022:

	December 31, 2022
	Term Loans by Origination Year						Revolving
(In thousands)	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial Investor R/E:
Pass	$1,510,446	$1,197,504	$694,756	$567,247	$335,103	$742,405	$15,242	$5,062,703
Special Mention	32,661	17,146	468	94	473	4,814	—	55,656
Substandard	557	1,896	—	—	8,239	1,043	—	11,735
Doubtful	—	—	—	—	—	—	—	—
Total	$1,543,664	$1,216,546	$695,224	$567,341	$343,815	$748,262	$15,242	$5,130,094
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$391,340	$328,657	$240,738	$260,114	$140,841	$381,386	$1,167	$1,744,243
Special Mention	4,567	—	1,301	1,740	2,066	7,323	—	16,997
Substandard	3,219	160	133	6,110	2,010	2,165	—	13,797
Doubtful	—	—	—	—	—	—	—	—
Total	$399,126	$328,817	$242,172	$267,964	$144,917	$390,874	$1,167	$1,775,037
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$366,096	$439,468	$113,713	$34,340	$14,816	$—	$119,727	$1,088,160
Special Mention	1,073	—	—	—	—	—	795	1,868
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$367,169	$439,468	$113,713	$34,340	$14,816	$—	$120,522	$1,090,028
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$330,598	$223,245	$95,787	$105,922	$77,891	$78,009	$508,839	$1,420,291
Special Mention	127	458	1,107	7,787	498	322	13,225	23,524
Substandard	2,902	1,611	1,094	2,030	449	2,121	1,863	12,070
Doubtful	—	—	—	—	—	—	—	—
Total	$333,627	$225,314	$97,988	$115,739	$78,838	$80,452	$523,927	$1,455,885
Current period gross charge-offs	$174	$—	$—	$—	$138	$404	$—	$716

Residential Mortgage:
Beacon score:
660-850	$330,109	$344,062	$171,330	$41,883	$51,651	$262,570	$—	$1,201,605
600-659	4,571	6,196	1,173	3,925	6,041	24,006	—	45,912
540-599	369	4,013	1,439	1,256	1,931	6,945	—	15,953
less than 540	1,860	3,036	2,892	3,822	2,347	10,506	—	24,463
Total	$336,909	$357,307	$176,834	$50,886	$61,970	$304,027	$—	$1,287,933
Current period gross charge-offs	$—	$—	$—	$—	$24	$131	$—	$155

Residential Construction:
Beacon score:
660-850	$131,259	$75,844	$12,133	$150	$1,432	$1,245	$—	$222,063
600-659	908	373	—	—	—	—	—	1,281
540-599	609	—	—	—	—	—	—	609
less than 540	—	819	—	—	—	—	—	819
Total	$132,776	$77,036	$12,133	$150	$1,432	$1,245	$—	$224,772
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$6,689	$2,346	$1,201	$2,147	$2,047	$23,170	$359,468	$397,068
600-659	658	467	59	198	664	5,459	11,269	18,774
540-599	123	56	—	465	316	2,802	3,824	7,586
less than 540	156	57	40	133	209	2,918	6,016	9,529
Total	$7,626	$2,926	$1,300	$2,943	$3,236	$34,349	$380,577	$432,957
Current period gross charge-offs	$—	$5	$15	$—	$13	$20	$181	$234

Total loans	$3,120,897	$2,647,414	$1,339,364	$1,039,363	$649,024	$1,559,209	$1,041,435	$11,396,706

Effective January 1, 2023, the Company fully adopted provision of ASU 2022-02 that eliminated accounting, classification and disclosures of loans modified into troubled debt restructurings.

As a part of our risk management practices, we may consider modifying a loan for a borrower experiencing a financial difficulty that provides a certain degree of a payment relief. Modification types primarily include a reduction in the interest rate or an extension of the existing term. We do not provide modifications that result in the reduction of the outstanding principal balance. During the three months ended March 31, 2023, we modified two commercial loans to borrowers experiencing financial difficulty with a total outstanding balance of $0.2 million. Both of the modified loans were provided term extensions ranging from six to 12 months and were performing in line with their contractual loan agreements at March 31, 2023.

Other Real Estate Owned
Other real estate owned ("OREO") totaled $0.6 million at both March 31, 2023 and December 31, 2022, respectively. There were no consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2023.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The amount of goodwill by reporting units is presented in the following table:

(In thousands)	Community Banking	Investment Management	Total
Balances at December 31, 2022	$331,689	$31,747	$363,436
No activity	—	—	—
Balances at March 31, 2023	$331,689	$31,747	$363,436

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	March 31, 2023			Weighted Average Remaining Life	December 31, 2022			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(17,602)	$11,436	6.2 years	$29,038	$(16,694)	$12,344	6.5 years
Other identifiable intangibles	13,906	(6,793)	7,113	8.0 years	13,906	(6,395)	7,511	8.8 years
Total amortizing intangible assets	$42,944	$(24,395)	$18,549		$42,944	$(23,089)	$19,855

Goodwill	$363,436		$363,436		$363,436		$363,436

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining 2023	$3,734
2024	4,291
2025	3,530
2026	2,702
2027	1,945
Thereafter	2,347
Total amortizing intangible assets	$18,549

NOTE 6 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2023	December 31, 2022
Noninterest-bearing deposits	$3,228,678	$3,673,300
Interest-bearing deposits:
Demand	1,472,234	1,435,454
Money market savings	3,210,637	3,213,045
Regular savings	517,751	513,360
Time deposits of less than $250,000	2,143,718	1,644,645
Time deposits of $250,000 or more	502,973	473,617
Total interest-bearing deposits	7,847,313	7,280,121
Total deposits	$11,075,991	$10,953,421

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

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	March 31, 2023	December 31, 2022
Fixed to floating rate subordinated debt, 3.875%	$200,000	$200,000
Fixed to floating rate subordinated debt, 4.25%	175,000	175,000
Total subordinated debt	375,000	375,000
Less: Debt issuance costs	(4,646)	(4,795)
Long-term borrowings	$370,354	$370,205

Other Borrowings
At March 31, 2023 and December 31, 2022, the Company had $47.6 million and $62.0 million, respectively, of outstanding retail repurchase agreements.

The Company had $205.0 million of outstanding federal funds purchased at March 31, 2023 and $260.0 million at December 31, 2022. The available borrowing federal funds capacity under unsecured lines of credit with the correspondent banks was $1.4 billion and $1.6 billion at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.2 billion. FHLB availability based on pledged collateral at March 31, 2023, amounted to $2.4 billion, with $750.0 million outstanding. At December 31, 2022, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.2 billion. The availability of FHLB borrowings based on the collateral pledged at December 31, 2022 was $2.6 billion with $550.0 million outstanding.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.2 billion, commercial real estate loans amounting to $3.7 billion, home equity lines of credit (“HELOC”) amounting to $213.4 million, and multifamily loans amounting to $532.4 million at March 31, 2023, as collateral under the borrowing agreement with the FHLB. At December 31, 2022, the Company had pledged collateral of qualifying mortgage loans of $1.2 billion, commercial real estate loans of $3.6 billion, HELOC loans of $214.3 million, and multifamily loans of $514.8 million under the FHLB borrowing agreement.

The Company had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $749.4 million and $718.6 million at March 31, 2023 and December 31, 2022, respectively, collateralized by loans, with no borrowings outstanding at the end of either period.

At March 31, 2023, the Company also had $303.4 million available through Federal Reserve's Bank Term Funding Program, which provides available funding collateralized by designated investment securities. There were no borrowings outstanding at the end of the current period.

NOTE 8 – STOCKHOLDERS' EQUITY
On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022 , the Company repurchased and retired 625,710 common shares at an average price of $39.93 per share for the total cost of $25.0 million. The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2023. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

NOTE 9 – SHARE BASED COMPENSATION
The Company’s 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 388,640 are available for issuance at March 31, 2023, has a term of 10 years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven or 10 years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $1.2 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively, related to the awards of restricted stock award grants, restricted stock unit grants and performance share unit grants. There was no unrecognized compensation cost related to stock options as of March 31, 2023. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $12.5 million as of March 31, 2023. That cost is expected to be recognized over a weighted average period of approximately 2.37 years.

During the three months ended March 31, 2023, the Company granted 253,712 restricted stock units and performance share units, of which 62,124 units are subject to achievement of certain performance conditions measured over a three-year performance period and 191,588 restricted stock units are subject to a three year vesting schedule. The Company did not grant any stock options under the Omnibus Incentive Plan during the three months ended March 31, 2023.

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2023	389,475	$37.44
Granted	253,712	$27.51
Vested	(60,080)	$27.10
Forfeited/ cancelled	—	$—
Non-vested at March 31, 2023	583,107	$34.17

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2023	144,047	$16.61	1.6 years	$2,633
Granted	—	$—
Exercised	(7,530)	$20.12		$106
Forfeited	—	$—
Expired	(3,338)	$27.46
Balance at March 31, 2023	133,179	$16.14	1.4 years	$2,374

Exercisable at March 31, 2023	133,179	$16.14	1.4 years	$2,374

NOTE 10 – PENSION PLAN
Defined Benefit Pension Plan
The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”). Benefits after January 1, 2005 are based on the benefit earned as of December 31, 2004, plus benefits earned in future years of service based on the employee’s compensation during each such year. All benefit accruals for employees were frozen as of December 31, 2007 based on past service and thus salary increases and additional years of service after such date no longer affect the defined benefit provided by the Plan, although additional vesting may continue to occur.

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

On March 30, 2022, the Board of Directors approved the termination of the Plan to be effective as of June 30, 2022. The Company has executed plan amendments regarding the Plan termination and filed an Application for Determination for Terminating Plan with the Internal Revenue Service (“IRS”) for a determination as to the tax-qualified status of the Plan at the time of termination. The Company has also filed appropriate notices and documents related to the Plan’s termination and wind-down with the Pension Benefit Guaranty Corporation (“PBGC”).

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

All participants who are not already receiving annuities will be given the opportunity to elect a lump sum payout. Benefit obligations of participants who do not elect a lump sum or who are being paid in an annuity form will be transferred under an annuity contract from a highly-rated insurance company that will pay and administer future benefit payments. There will be no change in the benefit earned by Plan participants as a result of these actions. The Plan termination is subject to regulatory approvals and the Company has the right to change the effective date of the Plan termination or to revoke its decision to terminate the Plan, but it has no intent to do so. The Company anticipates distributing assets from the Plan in the third quarter of 2023.

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2023	2022
Interest cost on projected benefit obligation	$438	$325
Expected return on plan assets	(373)	(353)
Recognized net actuarial loss	225	196
Net periodic benefit cost	$290	$168

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of Plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. The Company did not make any contribution to the Plan during the three months ended March 31, 2023. Management continues to monitor the funding level of the Plan and may make additional contributions as necessary during 2023.

NOTE 11 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2023	2022
Net income	$51,253	$43,935
Distributed and undistributed earnings allocated to participating securities	(169)	(268)
Net income attributable to common shareholders	$51,084	$43,667

Total weighted average outstanding shares	44,825	45,424
Less: Weighted average participating securities	(148)	(282)
Basic weighted average common shares	44,677	45,142
Dilutive weighted average common stock equivalents	195	191
Diluted weighted average common shares	44,872	45,333

Basic net income per common share	$1.14	$0.97
Diluted net income per common share	$1.14	$0.96

Anti-dilutive shares	15	—

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains/(Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2023	$(113,513)	$(8,002)	$(10,436)	$(131,951)
Other comprehensive loss before reclassification from accumulated other comprehensive loss, net of tax	15,490	—	—	15,490
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	168	302	470
Current period change in other comprehensive loss, net of tax	15,490	168	302	15,960
Balance at March 31, 2023	$(98,023)	$(7,834)	$(10,134)	$(115,991)

(In thousands)	Unrealized Gains/ (Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2022	$(336)	$(8,203)	$—	$(8,539)
Other comprehensive income before reclassification, net of tax	(49,026)	—	(12,083)	(61,109)
Reclassifications from accumulated other comprehensive income, net of tax	(6)	146	237	377
Current period change in other comprehensive income, net of tax	(49,032)	146	(11,846)	(60,732)
Balance at March 31, 2022	$(49,368)	$(8,057)	$(11,846)	$(69,271)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2023	2022
Unrealized gains on available-for-sale debt securities:
Affected line item in the Statements of Income:
Investment securities gains/ (losses)	$—	$8
Income before taxes	—	8
Tax (expense)/ benefit	—	(2)
Net income/ (loss)	$—	$6

Amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity:
Affected line item in the Statements of Income:
Interest and dividends on investment securities (1)	$(405)	$(319)
Income before taxes	(405)	(319)
Tax benefit	103	82
Net loss	$(302)	$(237)

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (2)	$(225)	$(196)
Loss before taxes	(225)	(196)
Tax benefit	57	50
Net loss	$(168)	$(146)
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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended March 31,
	2023	2022
Components of lease expense:
Operating lease cost (resulting from lease payments)	$2,715	$2,765

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$2,889	$2,939
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$703	$—
Acquisitions	$—	$—

	March 31, 2023	December 31, 2022
Supplemental balance sheet information related to leases:
Operating lease ROU assets	$52,749	$48,910
Operating lease liabilities	$61,067	$57,402

Other information related to leases:
Weighted average remaining lease term of operating leases	8.5 years	8.6 years
Weighted average discount rate of operating leases	3.06%	3.02%

At March 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining 2023	$8,604
2024	10,765
2025	9,086
2026	8,341
2027	6,945
Thereafter	26,845
Total undiscounted lease payments	70,586
Less: Present value discount	(9,519)
Lease liability	$61,067

At March 31, 2023, the Company had one operating lease that has not yet commenced operations and is expected to commence operations during the second half of 2023. The total amount of ROU asset and lease liability at March 31, 2023 was $0.7 million. The Company does not have any lease arrangements with any of its related parties as of March 31, 2023.

NOTE 14 – DERIVATIVES
The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and, therefore, has no credit risk. The notional value of the swaps outstanding was $336.9 million as of March 31, 2023 compared to $339.1 million as of December 31, 2022. The fair values of swap positions net to zero to minimize the potential impact on the Company’s Condensed Consolidated Financial Statements. Fair values of the swaps are carried as both gross assets and gross liabilities in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. The associated net gains and losses on the swaps are recorded in Other income in the Condensed Consolidated Statements of Income.

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

	March 31, 2023
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$16,262	$—	$16,262
Available-for-sale debt securities:
U.S. treasuries and government agencies	—	95,090	—	95,090
State and municipal	—	272,928	—	272,928
Mortgage-backed and asset-backed	—	827,710	—	827,710
Total available-for-sale debt securities	—	1,195,728	—	1,195,728
Interest rate swap agreements	—	14,980	—	14,980
Total assets	$—	$1,226,970	$—	$1,226,970

Liabilities:
Interest rate swap agreements	$—	$(14,980)	$—	$(14,980)
Total liabilities	$—	$(14,980)	$—	$(14,980)
 (1) The outstanding principal balance for residential loans held for sale as of March 31, 2023 was $15.9 million.

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$11,706	$—	$11,706
Investments available-for-sale:
U.S. treasuries and government agencies	—	93,622	—	93,622
State and municipal	—	265,997	—	265,997
Mortgage-backed and asset-backed	—	854,919	—	854,919
Total investments available-for-sale	—	1,214,538	—	1,214,538
Interest rate swap agreements	—	18,596	—	18,596
Total assets	$—	$1,244,840	$—	$1,244,840

Liabilities:
Interest rate swap agreements	$—	$(18,596)	$—	$(18,596)
Total liabilities	$—	$(18,596)	$—	$(18,596)
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

	March 31, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans	$—	$—	$—	$—	$—
Other real estate owned	—	—	645	645	(105)
Total	$—	$—	$645	$645	$(105)

	December 31, 2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$190	$190	$(384)
Other real estate owned	—	—	645	645	(105)
Total	$—	$—	$835	$835	$(489)
(1) Amounts represent the fair value of collateral for collateral dependent non-accrual loans allocated to the allowance for credit losses. Fair values are determined using actual market prices (Level 2), independent third-party valuations and borrower records, discounted as appropriate (Level 3).

At March 31, 2023, non-accrual loans totaling $29.8 million had estimated fair value of $20.0 million as a result of individual credit loss allowances of $9.8 million based on the most recent value of the collateral. Collateral dependent loans totaling $26.2 million had an estimated fair value of $19.3 million at December 31, 2022 as a result of individual credit loss allowances of $6.9 million.

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
The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	March 31, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$495,715	$495,715	$495,715	$—	$—
Residential mortgage loans held for sale	16,262	16,262	—	16,262	—
Available-for-sale debt securities	1,195,728	1,195,728	—	1,195,728	—
Held-to-maturity debt securities	254,219	219,417	—	219,417	—
Other investments	78,389	78,389	—	78,389	—
Loans, net of allowance	11,277,628	11,250,848	—	—	11,250,848
Interest rate swap agreements	14,980	14,980	—	14,980	—
Accrued interest receivable	42,232	42,232	42,232	—	—
Bank owned life insurance	153,813	153,813	—	153,813	—

Financial liabilities:
Time deposits	$2,646,691	$2,623,078	$—	$2,623,078	$—
Other deposits	8,429,300	8,429,300	8,429,300	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	252,627	252,627	—	252,627	—
Advances from FHLB	750,000	750,088	—	750,088	—
Subordinated debt	370,354	336,767	—	—	336,767
Interest rate swap agreements	14,980	14,980	—	14,980	—
Accrued interest payable	18,018	18,018	18,018	—	—

			Fair Value Measurements
	December 31, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$192,232	$192,232	$192,232	$—	$—
Residential mortgage loans held for sale	11,706	11,706	—	11,706	—
Investments available-for-sale	1,214,538	1,214,538	—	1,214,538	—
Held-to-maturity debt securities	259,452	220,123	—	220,123	—
Other investments	69,218	69,218	—	69,218	—
Loans, net of allowance	11,260,464	11,020,992	—	—	11,020,992
Interest rate swap agreements	18,596	18,596	—	18,596	—
Accrued interest receivable	41,172	41,172	41,172	—	—
Bank owned life insurance	153,016	153,016	—	153,016	—

Financial liabilities:
Time deposits	$2,118,262	$2,082,319	$—	$2,082,319	$—
Other deposits	8,835,159	8,835,159	8,835,159	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	321,967	321,967	—	321,967	—
Advances from FHLB	550,000	549,530	—	549,530	—
Subordinated debt	370,205	332,470	—	—	332,470
Interest rate swap agreements	18,596	18,596	—	18,596	—
Accrued interest payable	10,867	10,867	10,867	—	—

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These principal risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2022 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:

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

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank. Throughout this report, references to the
“Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Sandy Spring Bancorp, Inc. and its subsidiaries. “Bancorp” refers solely to the parent holding company, and the “Bank” refers solely to Bancorp’s subsidiary bank, Sandy Spring Bank. Bancorp is the bank holding company for the Bank, which is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At March 31, 2023, the Company had $14.1 billion in total assets, compared to $13.8 billion at December 31, 2022. Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The Bank is an independent and community-oriented bank that offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Virginia, and the greater Washington, D.C. market. Through its subsidiaries, West Financial Services, Inc. ("West") and SSB Wealth Management, Inc. (d/b/a Rembert Pendleton Jackson, "RPJ”), the Bank also offers wealth management services. Prior to June 2022, the Company operated Sandy Spring Insurance

Corporation, a subsidiary of the Bank. Effective June 1, 2022, the Company sold substantially all of the assets of Sandy Spring Insurance Corporation.

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

Current Quarter Financial Overview
The Company reported net income of $51.3 million ($1.14 per diluted common share) for the quarter ended March 31, 2023, compared to net income of $43.9 million ($0.96 per diluted common share) for the first quarter of 2022 and $34.0 million ($0.76 per diluted common share) for the fourth quarter of 2022. The rise in the current quarter's earnings compared to the prior year quarter was the result of the current quarter's credit to the provision for credit losses compared to the prior year's charge to the provision. The impact of the credit to the provision more than offset the effects of lower net interest income and non-interest income and the rise in non-interest expense compared to the prior year quarter. During the comparative period, the positive impact on interest income from loan growth coupled with rising interest rates was more than offset by the increase in interest expense, the result of the increase in rates paid on deposits and higher borrowing costs. The decline in non-interest income was the result of a combination of lower mortgage banking income, a decline in wealth management income, reduced insurance commission income due to the impact of the sale of the Company's insurance business and lower bank card fees resulting from the implementation of applicable regulations in the second half of 2022. Compared to the prior year quarter, non-interest expense increased 7%, mainly due to increases in the FDIC insurance assessment, professional fees and services and other expenses.

Current quarter core earnings were $52.3 million ($1.16 per diluted common share), compared to $45.1 million ($0.99 per diluted common share) for the quarter ended March 31, 2022 and $35.3 million ($0.79 per diluted common share) for the quarter ended December 31, 2022. Core earnings exclude the after-tax impact of amortization of intangibles, investment securities gains or losses and non-recurring or extraordinary items. The current period driver in the growth of GAAP earnings and core earnings compared to the linked quarter and the prior year quarter was the $21.5 million credit to provision for credit losses compared to a charge of $1.6 million for the first quarter of 2022 and a charge of $10.8 million for the fourth quarter of 2022. The current quarter's credit to the provision was primarily the result of the improvement in the forecasted regional unemployment rate combined with the stable credit quality in the loan portfolio.

The current quarter reflects the following:

•Total assets at March 31, 2023 of $14.1 billion compared to $13.8 billion at December 31, 2022.

•As a result of reduced loan demand and lower payoff activity during the current quarter, total loans have remained relatively stable at $11.4 billion at March 31, 2023 compared to December 31, 2022.

•Deposits increased 1% to $11.1 billion at March 31, 2023 compared to $11.0 billion at December 31, 2022. During the current quarter attrition in noninterest-bearing deposits was 12%, primarily commercial checking accounts, while interest-bearing deposits grew 8% driven by the addition of brokered time deposits. Excluding the increase in brokered time deposits during the current quarter, total deposits declined 3%.

•Total borrowings increased in the current quarter by $130.8 million over amounts at December 31, 2022 as management bolstered on-balance sheet liquidity following the closures of Silicon Valley Bank and Signature Bank.

•Net interest income for the first quarter of 2023 declined $4.1 million or 4% compared to the first quarter of 2022. The growth in interest income of $45.3 million provided by loan growth and higher interest rates was more than offset by the $49.5 million increase in interest expense that resulted from the increase in rates paid on deposits and higher borrowing costs.

•For the first quarter of 2023, the net interest margin was 2.99% compared to 3.49% for the first quarter of 2022, and 3.26% for the fourth quarter of 2022. The erosion in net interest margin for the current quarter was caused by higher rates paid on interest-bearing liabilities, which outpaced the increase in the yield on interest-earning assets. The overall rate and yield increases were driven by the multiple federal funds rate increases that occurred over the preceding twelve months coupled with competition for deposits in the market. During this period, the rate paid on interest-bearing liabilities rose 223 basis points, while the yield on interest-earning assets increased 98 basis points, resulting in the aforementioned margin compression of 50 basis points.

•The current quarter's provision for credit losses directly attributable to the funded loan portfolio was a credit of $18.9 million compared to the prior year quarter’s provision for credit losses of $1.6 million. In addition, the quarterly credit to the provision contained a credit of $2.6 million associated with the provision for unfunded loan commitments. The credit to the provision in the current quarter reflects the impact of the improvement in forecasted regional unemployment rate, management's consideration of existing economic versus historical conditions and the continued strong credit performance of our loan portfolio segments.

•The current quarter's non-interest income decreased by 23% or $4.6 million compared to the prior year quarter. The decrease represents the cumulative result of the impact of the interest rate and market environment on mortgage banking activities and wealth management income, the decline in insurance commission income as a result of the disposition of the Company's insurance business during the second quarter of 2022 and lower bank card income due to regulatory restrictions on transaction fees that became effective for the Company in the second quarter of 2022 .

•Non-interest expense for the current quarter increased $4.2 million or 7% compared to the prior year quarter, driven primarily by increases in the FDIC insurance assessment, professional fees and services and other expenses.

•Return on average assets (“ROA”) for the quarter ended March 31, 2023 was 1.49% and return on average tangible common equity (“ROTCE”) was 19.10% compared to 1.42% and 16.45%, respectively, for the first quarter of 2022. On a non-GAAP basis, the current quarter's core ROA was 1.52% and core ROTCE was 19.11% compared to core ROA of 1.45% and core ROTCE of 16.45% for the first quarter of 2022.

•The GAAP efficiency ratio was 58.55% for the first quarter of 2023, compared to 50.92% for the first quarter of 2022, and 53.23% for the fourth quarter of 2022. The non-GAAP efficiency ratio was 56.87% for the first quarter of 2023 compared to 49.34% for the prior year quarter, and 51.46% for the fourth quarter of 2022. The increase in both the GAAP and non-GAAP efficiency ratios (reflecting a decrease in efficiency) in the current quarter compared to the previous quarter and the first quarter of the prior year was the result of declines in net revenue from the prior periods coupled with the growth in non-interest expense.

Customer Deposit Focus During the Current Quarter

At March 31, 2023 total deposits amounted to $11.1 billion. Core deposits, which exclude brokered relationships, represented 88% of total deposits at the end of the current quarter as compared to 92% for the previous quarter, indicating the stability of the core deposit base. Total insured deposits, including pass-through insured deposits, represented approximately 66% of total deposits at March 31, 2023. Depositors rotated into higher yielding deposit products during the current quarter, resulting in the 12% attrition in noninterest-bearing deposits, primarily commercial checking accounts, and an 8% increase in interest-bearing deposits. The Company mitigated deposit outflows by providing reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits.

At March 31, 2023, contingent liquidity amounted to $3.8 billion or 101% of the amount of uninsured deposits. This amount of contingent liquidity does not include any consideration of the held-to-maturity or the available-for-sale investment portfolios. With the inclusion of the total unpledged investment securities portfolio, in addition to $1.5 billion in available federal funds, the total coverage of uninsured deposits was 158%.

Summary of Comparative First Quarter Results

Balance Sheet and Credit Quality
Total assets grew 9% to $14.1 billion at March 31, 2023, as compared to $13.0 billion at March 31, 2022. During this period, total loans grew by 12% to $11.4 billion at March 31, 2023, compared to $10.1 billion at March 31, 2022. Total commercial loans, grew by $902.1 million or 12% during the past twelve months. The growth in the commercial portfolio occurred in most portfolio segments led by the $779.2 million or 18% growth in the investor owned commercial real estate portfolio. Year-over-year the total residential mortgage loan portfolio grew 33%, as a greater number of conventional 1-4 family mortgage and one-year ARM loans were retained to grow the portfolio. Reduced loan demand coupled with lower payoff activity during the current quarter resulted in minimal loan growth compared to the prior quarter.

Deposits increased 2% to $11.1 billion at March 31, 2023 compared to $10.9 billion at March 31, 2022. During the period, the availability of high yields in savings products and short-term debt securities coupled with a degree of expected run-off led to noninterest-bearing deposits declining 20%. The rotation into higher yielding accounts along with growth in brokered time deposits drove a 15% increase in interest-bearing deposits. Excluding the impact of the increase in brokered time deposits, total deposits declined 7%. Borrowings, primarily advances from the FHLB, have increased by $872.2 million in reaction to the loan growth over the previous year and, more recently, to provide greater on-balance sheet liquidity following the closures of Silicon Valley Bank and Signature Bank.

The tangible common equity ratio decreased to 8.40% of tangible assets at March 31, 2023, compared to 8.70% at March 31, 2022. This decrease reflects the impact of the $46.7 million increase in the accumulated other comprehensive loss on common equity as a result of the rising interest rate environment negatively affecting the fair values in the available-for-sale investment portfolio coupled with the 9% increase in total assets over the preceding twelve months. At March 31, 2023, the Company had a total risk-based capital ratio of 14.43%, a common equity tier 1 risk-based capital ratio of 10.53%, a tier 1 risk-based capital ratio of 10.53%, and a tier 1 leverage ratio of 9.44%. All of these ratios remain well in excess of the mandated minimum regulatory requirements.

Non-performing loans include non-accrual loans and accruing loans 90 days or more past due. Credit quality improved at March 31, 2023 compared to March 31, 2022, as the level of non-performing loans to total loans declined to 0.41% compared to 0.46%. These levels of non-performing loans compare to 0.35% for the prior quarter and continue to indicate stable credit quality during a period of significant loan growth and a degree of economic uncertainty. At March 31, 2023, non-performing loans totaled $47.2 million, compared to $46.3 million at March 31, 2022, and $39.4 million at December 31, 2022. Loans placed on non-accrual during the current quarter amounted to $19.7 million compared to $1.5 million for the prior year quarter and $5.5 million for the fourth quarter of 2022. During the current quarter, the Company successfully resolved several large non-accrual relationships for a total pay-off of $10.2 million without incurring any charge-offs. The growth in non-performing loans from the previous quarter reflects a large borrowing relationship within the custodial care sector with an aggregate balance of $14.6 million. This large relationship is collateral dependent and required minimal individual reserves due to sufficient values of the underlying collateral. The Company realized net recoveries of $0.3 million for the first quarter of 2023, as compared to net charge-offs of $0.2 million for the first quarter of 2022 and $0.1 million in recoveries for the fourth quarter of 2022.

At March 31, 2023, the allowance for credit losses was $117.6 million or 1.03% of outstanding loans and 249% of non-performing loans, compared to $136.2 million or 1.20% of outstanding loans and 346% of non-performing loans at the end of the previous quarter and $110.6 million or 1.09% of outstanding loans and 239% of non-performing loans at the end of the first quarter of 2022. The decrease in the allowance for the current quarter compared to the previous quarter reflects the impact of the improvement in forecasted regional unemployment rate, management's consideration of existing economic versus historical conditions and the continued strong credit performance of our loan portfolio segments.

Quarterly Results of Operations
Net income for the three months ended March 31, 2023 rose to $51.3 million compared to net income of $43.9 million for the prior year quarter as a result of the current quarter's significant credit to the provision for credit losses compared to the prior year's charge to the provision. The current quarter's credit to the provision more than offset the consolidated effect of lower net interest income, lower non-interest income and the rise in non-interest expense compared to the prior year quarter.

Net interest income decreased $4.1 million or 4% for the first quarter of 2023, compared to the first quarter of 2022, as the $45.3 million growth in interest income was more than offset by interest expense growth of $49.5 million. The provision for credit losses was a credit of $21.5 million for the first quarter of 2023 compared to a charge of $1.6 million for the first quarter of 2022. The provision for credit losses for the fourth quarter of 2022 was a charge of $10.8 million. Non-interest income for the current quarter decreased by 23% or $4.6 million compared to the prior year quarter. This decline was the cumulative result of the decrease in income from mortgage banking activities reflecting the impact of the economic environment, lower wealth management income driven by market performance, the decline in insurance commission income as a result of the previous year's second quarter disposition of our insurance business, and reduced bankcard income mandated by regulatory restrictions on interchange fees. Non-interest expense increased $4.2 million or 7% for the first quarter of 2023, compared to the prior year quarter driven primarily by increases in the FDIC insurance assessment, professional fees and other expenses.

Results of Operations
For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net income for the three months ended March 31, 2023 was $51.3 million compared to net income of $43.9 million for the prior year quarter. Current quarter earnings were positively affected as a result of the current quarter's credit to provision for credit losses compared to the prior year's charge to provision for credit losses. The credit to the provision exceeded the combined impact of decline in net revenue and an increase in non-interest expense. Net interest income was adversely affected by rising interest rates over the previous twelve months as interest income growth from loan production was more than offset by increased funding costs. Non-interest income decreased as a result of the combination of lower mortgage banking income, reduced wealth management income, the impact of the sale of our insurance business in the prior year which reduced commission income, and lower bankcard fees resulting from the implementation of applicable regulations. Non-interest expense increased 7% primarily as a result of the rise in operating costs other than compensation costs, which declined in the current quarter compared to the prior year quarter. Current quarter core earnings were $52.3 million ($1.16 per diluted common share), compared to $45.1 million ($0.99 per diluted common share) for the quarter ended March 31, 2022 and $35.3 million ($0.79 per diluted common share) for the quarter ended December 31, 2022.

Net Interest Income
Net interest income for the first quarter of 2023 declined $4.1 million or 4% compared to the first quarter of 2022, the net result of interest income growth of $45.3 million provided by loan growth and higher interest rates that was more than offset by the $49.5 million increase in interest expense, a result of the increase in rates paid on deposits and higher borrowing costs.

The net interest margin for the first quarter of 2023 declined to 2.99% as compared to 3.49% for the same quarter of the prior year, as a result of the rate paid on interest-bearing liabilities rising by 223 basis points, while the yield on interest-earning assets rose 98 basis points resulting in the indicated margin compression of 50 basis points. The overall rate and yield increases were driven by the multiple federal funds rate increases that occurred over the preceding twelve months coupled with competition for deposits in the market. During the comparative period, average interest-earning assets increased by 12% and average interest-bearing liabilities grew by 23%. At March 31, 2023 and 2022, average total loans comprised 86% and 84% of average interest-earning assets with an average yield of 4.99% and 4.06%, respectively. In addition, the average yield on investment securities increased to 2.20% for the current quarter compared to 1.65% for the prior year quarter. These portfolio yield movements resulted in the rise in the overall average yield on interest-earning assets to 4.63% at March 31, 2023 from 3.65% at March 31, 2022. Average interest-bearing deposits increased 12% for the current quarter compared to the same period for the prior year driven by an 82% increase in average time deposits, predominantly brokered time deposits. The percentage of average noninterest-bearing deposits to total average deposits decreased to 31% in the current quarter compared to 36% in the first quarter of 2022 due to the decline in commercial checking deposit balances. The average rate paid on average interest-bearing liabilities grew by 223 basis points as the average rate paid increased from 0.26% for the first quarter of 2022 to 2.49% for the first quarter of 2023 driven by the 205 basis point increase in the average rate paid on interest-bearing deposits coupled with the 191 basis point increase in the average rate paid on borrowings. The increase in the average rate paid on interest-bearing deposits was driven by increases in rates paid in all deposit categories, while the rise in the average rate paid on borrowings reflects the impact of the use of advances from the FHLB, which funded loan growth and provided liquidity over the previous twelve months.

Consolidated Average Balances, Yields and Rates
	Three Months Ended March 31,
	2023			2022
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$5,136,204	$57,801	4.56%	$4,220,246	$41,634	4.00%
Commercial owner-occupied real estate loans	1,769,680	19,598	4.49	1,683,557	18,432	4.44
Commercial AD&C loans	1,082,791	19,839	7.43	1,102,660	10,593	3.90
Commercial business loans	1,444,588	22,200	6.23	1,372,755	16,354	4.83
Total commercial loans	9,433,263	119,438	5.13	8,379,218	87,013	4.21
Residential mortgage loans	1,307,761	11,418	3.49	964,056	7,774	3.23
Residential construction loans	223,313	1,814	3.29	197,366	1,557	3.20
Consumer loans	424,122	7,587	7.25	424,859	3,589	3.43
Total residential and consumer loans	1,955,196	20,819	4.29	1,586,281	12,920	3.28
Total loans (2)	11,388,459	140,257	4.99	9,965,499	99,933	4.06
Loans held for sale	8,324	152	7.29	17,594	198	4.50
Taxable securities	1,297,769	7,008	2.16	1,165,041	4,107	1.41
Tax-advantaged securities	381,824	2,210	2.32	452,574	2,551	2.26
Total investment securities (3)	1,679,593	9,218	2.20	1,617,615	6,658	1.65
Interest-bearing deposits with banks	239,459	2,686	4.55	258,273	113	0.18
Federal funds sold	330	4	4.69	822	—	0.21
Total interest-earning assets	13,316,165	152,317	4.63	11,859,803	106,902	3.65

Less: allowance for credit losses - loans	(136,899)			(109,933)
Cash and due from banks	95,057			66,466
Premises and equipment, net	67,696			61,036
Other assets	607,257			698,717
Total assets	$13,949,276			$12,576,089

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,381,858	$2,630	0.77%	$1,501,658	$158	0.04%
Regular savings deposits	505,364	363	0.29	546,893	19	0.01
Money market savings deposits	3,299,794	21,338	2.62	3,426,817	625	0.07
Time deposits	2,382,542	16,457	2.80	1,307,929	1,491	0.46
Total interest-bearing deposits	7,569,558	40,788	2.19	6,783,297	2,293	0.14
Federal funds purchased	171,222	2,083	4.93	45,444	15	0.13
Repurchase agreements	60,626	21	0.14	131,487	39	0.12
Advances from FHLB	635,056	7,207	4.60	—	—	—
Subordinated debentures	370,258	3,946	4.26	203,413	2,238	4.40
Total borrowings	1,237,162	13,257	4.35	380,344	2,292	2.44
Total interest-bearing liabilities	8,806,720	54,045	2.49	7,163,641	4,585	0.26

Noninterest-bearing demand deposits	3,480,433			3,758,732
Other liabilities	170,194			147,200
Stockholders' equity	1,491,929			1,506,516
Total liabilities and stockholders' equity	$13,949,276			$12,576,089

Tax-equivalent net interest income and spread		$98,272	2.14%		$102,317	3.39%
Less: tax-equivalent adjustment		970			866
Net interest income		$97,302			$101,451

Interest income/earning assets			4.63%			3.65%
Interest expense/earning assets			1.64			0.16
Net interest margin			2.99%			3.49%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.47% and 25.64% for 2023 and 2022, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.0 million and $0.9 million in 2023 and 2022, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise tax-equivalent net interest income:

	2023 vs. 2022			2022 vs. 2021
	Increase Or (Decrease)	Due to Change In Average*:		Increase Or (Decrease)	Due to Change In Average*:
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$16,167	$9,828	$6,339	$3,280	$5,903	$(2,623)
Commercial owner-occupied real estate loans	1,166	956	210	(248)	497	(745)
Commercial AD&C loans	9,246	(194)	9,440	197	514	(317)
Commercial business loans	5,846	894	4,952	(8,440)	(10,729)	2,289
Residential mortgage loans	3,644	2,973	671	(1,770)	(878)	(892)
Residential construction loans	257	212	45	(49)	147	(196)
Consumer loans	3,998	(6)	4,004	(956)	(628)	(328)
Loans held for sale	(46)	(132)	86	(339)	(576)	237
Taxable securities	2,901	512	2,389	208	933	(725)
Tax-advantaged securities	(341)	(406)	65	(289)	(227)	(62)
Interest-bearing deposits with banks	2,573	(9)	2,582	67	23	44
Federal funds sold	4	—	4	—	—	—
Total tax-equivalent interest income	45,415	14,628	30,787	(8,339)	(5,021)	(3,318)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	2,472	(13)	2,485	(78)	23	(101)
Regular savings deposits	344	(1)	345	(37)	11	(48)
Money market savings deposits	20,713	(23)	20,736	(838)	7	(845)
Time deposits	14,966	2,081	12,885	(1,584)	(638)	(946)
Federal funds purchased	2,068	144	1,924	5	1	4
Repurchase agreements	(18)	(24)	6	(4)	(4)	—
Advances from FHLB	7,207	7,207	—	(2,276)	(1,138)	(1,138)
Subordinated debentures	1,708	1,779	(71)	(264)	(258)	(6)
Total interest expense	49,460	11,150	38,310	(5,076)	(1,996)	(3,080)
Tax-equivalent net interest income	$(4,045)	$3,478	$(7,523)	$(3,263)	$(3,025)	$(238)
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
Total tax-equivalent interest income increased $45.4 million for the first quarter of 2023 compared to the prior year quarter as interest income increased in every earning asset category led by the increase in commercial loan income growth of $32.4 million. Average interest-earning assets rose 12% over the prior year quarter as average total loans grew 14% and average investment securities grew 4%. Average total mortgage loans increased 32% as a result of the growth of the conventional 1-4 family mortgage loan portfolio as well as in the residential construction portfolio over the past twelve months. Average consumer loans, principally home equity loans and lines, remained stable during the year.

The average yield on interest-earning assets improved to 4.63% for the current quarter compared to 3.65% for the same period of the prior year. Average yields on loans and investment securities for the current quarter increased by 93 and 55 basis points, respectively, compared to the prior year quarter, reflecting general market interest rates during the previous twelve months. The increase in the yield on investments was driven primarily by the increase in yields on taxable investments during the period.

Interest Expense
Interest expense increased $49.5 million in the first quarter of 2023 compared to the first quarter of 2022. The increase from period to period was driven by the increase in market interest rates coupled with the increase in average balances in deposits and borrowings. The impact of the rise in rates resulted in the average rate on interest-bearing liabilities for the current quarter rising to 2.49% from 0.26% as compared to the prior year quarter. During this period, the composition of total average interest-bearing deposits shifted to time deposits from other deposit categories due to the increase in brokered time deposits to provide funding for loan growth and liquidity and, to a lesser degree, core time deposits in anticipation of rising rates. Average noninterest-bearing deposits decreased to 31% of average deposits in the current quarter compared to 36% in the prior year’s first quarter.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2023/2022	2023/2022
(Dollars in thousands)	2023	2022	$ Change	% Change
Securities gains	$—	$8	$(8)	(100.0)%
Service charges on deposit accounts	2,388	2,326	62	2.7
Mortgage banking activities	1,245	2,298	(1,053)	(45.8)
Wealth management income	8,992	9,337	(345)	(3.7)
Insurance agency commissions	—	2,115	(2,115)	(100.0)
Income from bank owned life insurance	907	795	112	14.1
Bank card fees	418	1,668	(1,250)	(74.9)
Other income	2,001	2,048	(47)	(2.3)
Total non-interest income	$15,951	$20,595	$(4,644)	(22.5)

Total non-interest income decreased $4.6 million or 23% for the first quarter of 2023, compared to the prior year quarter. This decline is the cumulative result of the decrease in income from mortgage banking activities reflecting the impact of the economic environment, lower wealth management income driven by market performance, the decline in insurance commission income as a result of the previous year's disposition of the Company's insurance business, and reduced bankcard income due to regulatory limitations on interchange fees.

Further detail by type of non-interest income follows:

•Service charges on deposit accounts increased 3% in the first quarter of 2023, compared to the first quarter of 2022. During the comparative period, while commercial service charges increased 19%, this was partially offset by a decline in ATM and return check charges.
•Income from mortgage banking activities decreased by $1.1 million or 46% in the first quarter of 2023 as compared to the first quarter of 2022, reflecting the impact of reduced origination and refinancing volume, the continued result of increasing mortgage lending rates during the comparative period.
•Wealth management income declined 4% in the first quarter of 2023 compared to the first quarter of 2022, due to the impact of market volatility on asset management fee income coupled with trust fees during the current quarter compared to the prior year quarter. Overall total assets under management decreased to $5.5 billion at March 31, 2023 compared to $5.8 billion at March 31, 2022.
•Income from bank owned life insurance grew 14% in the first quarter of 2023, compared to the first quarter of 2022 as a result of policy returns tied to deferred compensation plans.
•Bank card income decreased 75% in the first quarter of 2023, compared to the first quarter of 2022, as a result of the impact of 2022 regulatory restrictions on interchange fees.
•Other income remained stable in the first quarter of 2023 compared to the first quarter of 2022.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2023/2022	2023/2022
(Dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$38,926	$39,373	$(447)	(1.1)%
Occupancy expense of premises	4,847	5,034	(187)	(3.7)
Equipment expense	4,117	3,536	581	16.4
Marketing	1,543	1,193	350	29.3
Outside data services	2,514	2,419	95	3.9
FDIC insurance	2,138	984	1,154	117.3
Amortization of intangible assets	1,306	1,508	(202)	(13.4)
Professional fees and services	3,684	2,017	1,667	82.6
Other expenses	7,230	6,083	1,147	18.9
Total non-interest expense	$66,305	$62,147	$4,158	6.7

Total non-interest expense increased $4.2 million or 7% for the first quarter of 2023, compared to the prior year quarter, driven by increases in the FDIC insurance assessment, professional fees and services and other expenses. Compensation and benefits costs during the comparative period were $0.4 million lower driven by decreases in commission and incentive payments. Combined occupancy and equipment expense rose $0.4 million compared to the prior year quarter as a result of increased software amortization. Marketing and outside data services also increased during the comparative period.

Further detail of significant changes in the levels of non-interest expense by category follows:

•Salaries and employee benefits, the largest component of non-interest expenses, decreased $0.4 million or 1% in the first quarter of 2023 compared to the same period of the prior year as a result of the decline in commissions and incentives that more than offset the increase in salaries during the period.
•Occupancy and equipment expenses for the quarter increased a combined 5% compared to the prior year quarter as a result of increased software amortization.
•FDIC insurance expense increased $1.2 million as a result of a higher assessment rate imposed by the FDIC on all banks effective beginning the first quarter of 2023.
•Professional fees and services increased 83% from the prior year quarter primarily due to the increase in utilization of IT consulting services.
•Amortization of intangible assets decreased primarily as a result of the decline in the amortization expense for the core deposit intangible asset recognized from previous acquisitions.
•Other non-interest expense increased 19% primarily as a result of a variety of operating costs as compared to the prior year.

Income Taxes
Income tax expense was $17.2 million in the first quarter of 2023 compared to income tax expense of $14.3 million in the first quarter of 2022. The resulting effective tax rate was 25.2% for the first quarter of 2023 compared to an effective tax rate of 24.6% for the first quarter of 2022. The increase in the current year's effective tax rate is the result of pre-tax income containing a greater proportion of taxable income compared to the prior year period.

Non-GAAP Financial Measures
We use a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional efficiency ratio better focuses attention on our operating performance over time than does a GAAP efficiency ratio, and is highly useful in comparing period-to-period operating performance of our core business operations. It is used by management as a part of its assessment of its performance in managing non-interest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the non-GAAP efficiency ratio used by us may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes amortization of intangibles and contingent payment expense. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income and realized investment securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using net revenue and non-interest expense amounts as shown on the face of the Condensed Consolidated Statements of Income.

The GAAP efficiency ratio in the first quarter of 2023 was 58.55% compared to 50.92% for the first quarter of 2022. The non-GAAP efficiency ratio was 56.87% in the first quarter of 2023 compared to 49.34% in the first quarter of 2022. The increase in both the GAAP and non-GAAP efficiency ratios (reflecting a decrease in efficiency) in the current quarter compared to the first quarter of the prior year were the result of declines in net revenue from the prior periods coupled with the growth in non-interest expense. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table.

Pre-tax pre-provision net income decreased 22% for the current quarter compared to the prior year quarter due to the combined impact of the declines in net revenues coupled with the increase in non-interest expense.

Current quarter core earnings were $52.3 million ($1.16 per diluted common share), compared to $45.1 million ($0.99 per diluted common share) for the quarter ended March 31, 2022. Return on average assets (“ROA”) for the quarter ended March 31, 2023 was 1.49% and return on average tangible common equity (“ROTCE”) was 19.10% compared to 1.42% and 16.45%, respectively, for the first quarter of 2022. On a non-GAAP basis, the current quarter's core ROA was 1.52% and core ROTCE was 19.11% compared to core ROA of 1.45% and core ROTCE of 16.45% for the first quarter of 2022.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Pre-tax pre-provision net income:
Net income	$51,253	$43,935
Plus/ (less) non-GAAP adjustments:
Income tax expense	17,231	14,329
Provision/ (credit) for credit losses	(21,536)	1,635
Pre-tax pre-provision net income	$46,948	$59,899

Efficiency ratio (GAAP):
Non-interest expense	$66,305	$62,147

Net interest income plus non-interest income	$113,253	$122,046

Efficiency ratio (GAAP)	58.55%	50.92%

Efficiency ratio (non-GAAP):
Non-interest expense	$66,305	$62,147
Less/ (plus) non-GAAP adjustments:
Amortization of intangible assets	1,306	1,508
Contingent payment expense	36	—
Non-interest expense - as adjusted	$64,963	$60,639

Net interest income plus non-interest income	$113,253	$122,046
Plus non-GAAP adjustment:
Tax-equivalent income	970	866
Less non-GAAP adjustment:
Securities gains	—	8
Net interest income plus non-interest income - as adjusted	$114,223	$122,904

Efficiency ratio (non-GAAP)	56.87%	49.34%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Core earnings (non-GAAP):
Net income (GAAP)	$51,253	$43,935
Plus/ (less) non-GAAP adjustments (net of tax):
Amortization of intangible assets	973	1,121
Investment securities gains	—	(6)
Contingent payment expense	27	—
Core earnings (non-GAAP)	$52,253	$45,050

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	44,872,582	45,333,292

Earnings per diluted common share (GAAP)	$1.14	$0.96
Core earnings per diluted common share (non-GAAP)	$1.16	$0.99

Core return on average assets (non-GAAP):
Average assets (GAAP)	$13,949,276	$12,576,089

Return on average assets (GAAP)	1.49%	1.42%
Core return on average assets (non-GAAP)	1.52%	1.45%

Return/ Core return on average tangible common equity (non-GAAP):
Net Income (GAAP)	$51,253	$43,935
Plus: Amortization of intangible assets (net of tax)	973	1,121
Net income before amortization of intangible assets	$52,226	$45,056

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,491,929	$1,506,516
Average goodwill	(363,436)	(370,223)
Average other intangible assets, net	(19,380)	(25,368)
Average tangible common equity (non-GAAP)	$1,109,113	$1,110,925

Return on average tangible common equity (non-GAAP)	19.10%	16.45%
Core return on average tangible common equity (non-GAAP)	19.11%	16.45%

FINANCIAL CONDITION
Total assets at March 31, 2023 increased 2% to $14.1 billion compared to $13.8 billion at December 31, 2022. Total loan and deposit balances remained relatively flat compared to the prior quarter end. At March 31, 2023 total loans have remained relatively stable at $11.4 billion compared to December 31, 2022 as a result of reduced loan demand and lower payoff activity during the current quarter. Deposits increased 1% to $11.1 billion at March 31, 2023 compared to $11.0 billion at December 31, 2022. During the quarter, the availability of high yields in savings products and short-term debt securities coupled with expected seasonal run-off led to noninterest-bearing deposits declining 12%. The rotation into higher yielding accounts along with growth in brokered time deposits drove an 8% increase in interest-bearing deposits. The Company mitigated deposit outflows by providing reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. The loan to deposit ratio declined to 102.9% at March 31, 2023 from 104.0% at December 31, 2022.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	March 31, 2023		December 31, 2022		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial investor real estate	$5,167,456	45.3%	$5,130,094	45.0%	$37,362	0.7%
Commercial owner-occupied real estate	1,769,928	15.6	1,775,037	15.5	(5,109)	(0.3)
Commercial AD&C	1,046,665	9.2	1,090,028	9.6	(43,363)	(4.0)
Commercial business	1,437,478	12.6	1,455,885	12.8	(18,407)	(1.3)
Total commercial loans	9,421,527	82.7	9,451,044	82.9	(29,517)	(0.3)
Residential real estate:
Residential mortgage	1,328,524	11.6	1,287,933	11.3	40,591	3.2
Residential construction	223,456	2.0	224,772	2.0	(1,316)	(0.6)
Consumer	421,734	3.7	432,957	3.8	(11,223)	(2.6)
Total residential and consumer loans	1,973,714	17.3	1,945,662	17.1	28,052	1.4
Total loans	$11,395,241	100.0%	$11,396,706	100.0%	$(1,465)	—

Compared to the prior year end, total loans remained flat at March 31, 2023. The amounts of the respective distribution of the individual loan portfolios remained relatively stable during the period with most of the portfolios reflecting modest declines while the commercial investor real estate and residential mortgage portfolios experienced growth. Overall, the lack of loan demand combined with lower payoff activity during the current quarter as a result of the interest rate environment resulted in the reduction of loan growth compared to the prior quarter.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	March 31, 2023		December 31, 2022		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Available-for-sale debt securities:
U.S. treasuries and government agencies	$95,090	6.2%	$93,622	6.1%	$1,468	1.6%
State and municipal	272,928	17.9	265,997	17.2	6,931	2.6
Mortgage-backed and asset-backed	827,710	54.2	854,919	55.4	(27,209)	(3.2)
Total available-for-sale debt securities	1,195,728	78.3	1,214,538	78.7	(18,810)	(1.5)

Held-to-maturity debt securities:
Mortgage-backed and asset-backed	254,219	16.6	259,452	16.8	(5,233)	(2.0)
Total held-to-maturity debt securities	254,219	16.6	259,452	16.8	(5,233)	(2.0)

Other investments:
Federal Reserve Bank stock	38,923	2.6	38,873	2.6	50	0.1
Federal Home Loan Bank of Atlanta stock	38,789	2.5	29,668	1.9	9,121	30.7
Other	677	—	677	—	—	—
Total other investments	78,389	5.1	69,218	4.5	9,171	13.2
Total securities	$1,528,336	100.0%	$1,543,208	100.0%	$(14,872)	(1.0)

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. At March 31, 2023, 99% of the investment portfolio was invested in Aaa/AAA or Aa/AA-rated securities. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. The duration of the portfolio remained at 4.8 years at March 31, 2023 compared to December 31, 2022. The portfolio possesses low credit risk and provides a source of liquidity necessary to meet loan and operational demands. Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at March 31, 2023 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at March 31, 2023. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

Other Earning Assets
Residential mortgage loans held for sale increased to $16.3 million at March 31, 2023, compared to $11.7 million at December 31, 2022, as a result of the associated timing of origination and sales volume that has occurred during the period. We continue to sell a portion of our mortgage loan production in the secondary market. The aggregate of interest-bearing deposits with banks and federal funds sold increased by $298.9 million at March 31, 2023 compared to December 31, 2022, as management bolstered on-balance sheet liquidity following the closures of Silicon Valley Bank and Signature Bank.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	March 31, 2023		December 31, 2022		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$3,228,678	29.2%	$3,673,300	33.5%	$(444,622)	(12.1)%
Interest-bearing deposits:
Demand	1,472,234	13.2	1,435,454	13.1	36,780	2.6
Money market savings	3,210,637	29.0	3,213,045	29.4	(2,408)	(0.1)
Regular savings	517,751	4.7	513,360	4.7	4,391	0.9
Time deposits of less than $250,000	2,143,718	19.4	1,644,645	15.0	499,073	30.3
Time deposits of $250,000 or more	502,973	4.5	473,617	4.3	29,356	6.2
Total interest-bearing deposits	7,847,313	70.8	7,280,121	66.5	567,192	7.8
Total deposits	$11,075,991	100.0%	$10,953,421	100.0%	$122,570	1.1

Deposits and Borrowings
Deposits increased 1% to $11.1 billion at March 31, 2023 compared to $11.0 billion at December 31, 2022. Core deposits, which exclude brokered relationships, represented 88% of total deposits at the end of the current quarter as compared to 92% for the previous quarter, reflecting the stability of the core deposit base. Total insured deposits, including pass-through insured deposits, represented approximately 66% of total deposits at March 31, 2023. The availability of high yields in savings products and short-term debt securities during the current quarter combined with forecasted seasonal run-off resulted in noninterest-bearing deposits declining 12%. The client deployment of noninterest-bearing deposits into higher yielding accounts, along with growth in brokered time deposit, drove an 8% increase in interest-bearing deposits. The Company mitigated outflows of uninsured deposits by providing reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. Excluding the increase in brokered time deposits during the current quarter, total deposits declined 3%. Total borrowings in the current quarter increased by $130.8 million over amounts at December 31, 2022 as management bolstered on-balance sheet liquidity following the closures of Silicon Valley Bank and Signature Bank. At March 31, 2023, contingent liquidity amounted to $3.8 billion or 101% of the amount of uninsured deposits and does not include any consideration of the held-to-maturity or the available-for-sale investment portfolios. With the inclusion of the total unpledged investment securities portfolio, in addition to $1.5 billion in available federal funds, this results in total coverage of 158% of uninsured deposits.

Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity remained at $1.5 billion at March 31, 2023 compared to at December 31, 2022. During this period, stockholders' equity increased $35.8 million from net income net of dividends paid, coupled with a decline in the accumulated other comprehensive loss during the period of $16.0 million.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Regulatory Requirements
	March 31, 2023	December 31, 2022
Tier 1 leverage	9.44%	9.33%	4.00%

Common equity tier 1 capital to risk-weighted assets	10.53%	10.23%	4.50%

Tier 1 capital to risk-weighted assets	10.53%	10.23%	6.00%

Total capital to risk-weighted assets	14.43%	14.20%	8.00%

As of March 31, 2023, the most recent notification from our primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Our total capital ratio increased at March 31, 2023 from December 31, 2022 as a result of an increase in Tier 1 capital from first quarter 2023 earnings while risk weighted assets remained relatively stable as loan balances remained flat from December 31, 2022. The Tier 1 ratios and the leverage ratio also improved due to the growth of Tier 1 capital. During 2020, the Company elected to apply the provisions of the CECL deferral transition in the determination of its risk-based capital ratios. At March 31, 2023, the impact of the application of this deferral transition provided an additional $7.2 million in Tier 1 capital and resulted in raising the common equity Tier 1 ratio by six basis points.

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

Tangible common equity ratio increased to 8.40% of tangible assets at March 31, 2023, compared to 8.18% at December 31, 2022. This increase reflects the increase in retained earnings from net income net of dividends coupled with the impact of the $16.0 million decrease in the accumulated other comprehensive loss on common equity associated with the fair values in the available-for-sale investment portfolio partially reduced by an increase in total assets since December 31, 2022.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	March 31, 2023	December 31, 2022
Tangible common equity ratio:
Total stockholders' equity	$1,536,865	$1,483,768
Goodwill	(363,436)	(363,436)
Other intangible assets, net	(18,549)	(19,855)
Tangible common equity	$1,154,880	$1,100,477

Total assets	$14,129,007	$13,833,119
Goodwill	(363,436)	(363,436)
Other intangible assets, net	(18,549)	(19,855)
Tangible assets	$13,747,022	$13,449,828

Outstanding common shares	44,712,497	44,657,054

Tangible common equity ratio	8.40%	8.18%
Book value per common share	$34.37	$33.23
Tangible book value per common share	$25.83	$24.64

Credit Risk
Our fundamental lending business is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. Accordingly, our loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Residential mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans secured by personal property, such as auto loans, generally experience medium credit losses. Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and, for that reason, we have chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Inconsistent economic conditions may have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

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

The level of non-performing loans to total loans increased to 0.41% at March 31, 2023 compared to 0.35% at December 31, 2022. Non-performing loans were $47.2 million at March 31, 2023 compared to $39.4 million at December 31, 2022. Loans placed on non-accrual during the current quarter amounted to $19.7 million compared to $5.5 million for the fourth quarter of 2022. During the current period compared to the prior year-end, the Company successfully resolved several large non-accrual relationships for a total pay-off of $10.2 million, including a significant recovery of delinquent interest, without incurring any charge-offs. The growth in non-performing loans from the previous quarter reflects a large borrowing relationship within the custodial care sector with an aggregate balance of $14.6 million. This large relationship is collateral dependent and required a minimal individual reserve due to sufficient values of the underlying collateral. Loans greater than 90 days or more were $3.6 million at March 31, 2023 compared to $1.0 million at December 31, 2022.

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

Our methodology for evaluating whether a loan shall be placed on non-accrual status begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, payment record and available cash resources that may include the sufficiency of collateral value and, in a select few cases, verifiable support from financial guarantors. In measuring a specific allowance, we look primarily to the value of the collateral (adjusted for estimated costs to sell) or projected cash flows generated by the operation of the collateral as the primary sources of repayment of the loan. Consideration is given to the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship. Guarantees may be considered as a source of repayment based on the guarantor’s financial condition and payment capacity. Accordingly, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as non-accrual.

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
•We individually assess the allowance for credit losses based on the fair value of the collateral for any collateral dependent loans where the borrower is experiencing financial difficulty or when we determine that the foreclosure is probable. As necessary, we will charge-off the excess of the loan amount over the fair value of the collateral adjusted for the estimated selling costs.

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

We typically sell the majority of its fixed-rate residential mortgage originations in the secondary mortgage market. Concurrent with such sales, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to us, which could require us to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of six to twelve months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period. Such transactions could be due to a number of causes including borrower fraud or early payment default. We have received a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. We maintain a liability of $0.5 million for probable losses due to repurchases.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of our mortgage loan servicing rights was $0.3 million at March 31, 2023 compared to $0.4 million at December 31, 2022.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the periods indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$15,451	$9,943
Commercial owner-occupied real estate	4,949	5,019
Commercial AD&C	—	—
Commercial business	9,443	7,322
Residential real estate:
Residential mortgage	8,935	7,439
Residential construction	—	—
Consumer	4,900	5,059
Total non-accrual loans	43,678	34,782

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	215	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	3,002	1,002
Residential real estate:
Residential mortgage	352	—
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	3,569	1,002

Restructured loans (accruing) (1)	—	3,575
Total non-performing loans	47,247	39,359
Other real estate owned, net	645	645
Total non-performing assets	$47,892	$40,004

Non-accrual loans to total loans	0.38%	0.31%
Non-performing loans to total loans	0.41%	0.35%
Non-performing assets to total assets	0.34%	0.29%
Allowance for credit losses to non-accrual loans	269.27%	391.70%
Allowance for credit losses to non-performing loans	248.93%	346.15%
(1) Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting and recognition of troubled debt restructurings ("TDRs").

Allowance for Credit Losses - Loans
The allowance for credit losses represents management’s estimate of the portion of our loans’ amortized cost basis not expected to be collected over the loans’ contractual life. As a part of the credit oversight and review process, the Company maintains an allowance for credit losses (the “allowance”). The following allowance section should be read in conjunction with “Allowance for Credit Losses” section in Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements. We exclude accrued interest from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income when loans are placed on non-accrual status.

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

For the three months ended March 31, 2023 our provision for credit losses was a credit of $21.5 million as compared to a charge of $1.6 million for the same period in 2022. The current quarter's credit to the provision reflects the impact of the improvement in forecasted regional unemployment rate, management's consideration of existing economic versus historical conditions and the continued strong credit performance of our loan portfolio segments.

At March 31, 2023, the allowance for credit losses was $117.6 million as compared to $136.2 million at December 31, 2022. The allowance for credit losses as a percent of total loans was 1.03% and 1.20% at March 31, 2023 and December 31, 2022, respectively. The allowance for credit losses represented 249% of non-performing loans at March 31, 2023 as compared to 346% at December 31, 2022. The allowance attributable to the commercial portfolio represented 1.11% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.65%. With respect to the total commercial portion of the allowance, 25% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 1.80%. The allowance coverage ratio for the investor real estate portfolio decreased to 1.10% at March 31, 2023 compared to 1.26% at December 31, 2022 as a result of the improved forecasted regional unemployment rate. The ratio of the allowance attributable to AD&C loans was 1.14% at the end of the current quarter, compared to 1.71% at December 31, 2021. This decline in the allowance ratio was predominantly the result of shorter weighted average remaining life of loans in this portfolio.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects our historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and our prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where we determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 47% of the total allowance being attributable to the historical performance of the portfolio while 53% of the allowance is attributable to the collective qualitative factors applied to determine the allowance.

The quantified collective portion of the allowance is determined by pooling loans into segments based on the similar risk characteristics of the underlying borrowers, in addition to consideration of collateral type, industry and business purpose of the loans. We selected two collective methodologies, the discounted cash flows and weighted average remaining life methodologies. Segments utilizing the discounted cash flow method are further sub-segmented based on the risk level (determined either by risk ratings or Beacon Scores). Collective calculation methodologies use our historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a two year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period expected losses revert back to the historical mean over the next two years on a straight-line basis.

Economic variables which have the most significant impact on the allowance include:
•unemployment rate;
•number of business bankruptcies; and
•house price index;
•consideration of existing economic versus historical conditions.

The collective quantified component of the allowance is supplemented by a qualitative component to address various risk characteristics of our loan portfolio including:
•trends in early delinquencies;
•changes in the risk profile related to large loans in the portfolio;
•concentrations of loans to specific industry segments;
•
•changes in our credit administration and loan portfolio management processes; and
•the quality of our credit risk identification processes.

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when we determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, we use the present value of expected cash flows from the operation of the collateral as the fair value.

When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $29.8 million, with individual allowances of $9.9 million against those loans at March 31, 2023.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. Our policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at both March 31, 2023 and at December 31, 2022, respectively. Certain loan terms may create concentrations of credit risk and increase our exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. We do not make loans that provide for negative amortization or option adjustable-rate mortgages.

The following table presents an allocation of the allowance for credit losses by portfolio as of each period end. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate credit losses; however, the allocation does not restrict the usage of the allowance for any specific loan category.

(In thousands)	March 31, 2023		December 31, 2022
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$56,962	45.3%	$64,737	45.0%
Commercial owner-occupied real estate	9,876	15.6	11,646	15.5
Commercial AD&C	11,953	9.2	18,646	9.6
Commercial business	25,900	12.6	28,027	12.8
Total commercial	104,691	82.7	123,056	82.9
Residential real estate:
Residential mortgage	9,753	11.6	9,424	11.3
Residential construction	1,104	2.0	1,337	2.0
Consumer	2,065	3.7	2,425	3.8
Total residential and consumer	12,922	17.3	13,186	17.1
Total allowance for credit losses - loans	$117,613	100.0%	$136,242	100.0%

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022
Balance, January 1	$136,242	$109,145
Provision/ (credit) for credit losses - loans	(18,945)	26,680
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	(54)	(716)
Residential real estate:
Residential mortgage	(23)	(155)
Residential construction	—	—
Consumer	(94)	(234)
Total charge-offs	(171)	(1,105)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	5	320
Commercial owner-occupied real estate	26	49
Commercial AD&C	—	—
Commercial business	181	799
Residential real estate:
Residential mortgage	2	102
Residential construction	—	8
Consumer	273	244
Total recoveries	487	1,522
Net (charge-offs)/ recoveries	316	417
Balance, period end	$117,613	$136,242

Annualized net charge-offs/ (recoveries) to average loans	(0.01)%	—%
Allowance for credit losses on loans to loans	1.03%	1.20%

Market Risk Management
Our net income is largely dependent on its net interest income. Net interest income is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or re-price on a different basis than interest-earning assets. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders' equity.

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

Our board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income or “NII” at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. As an example, certain types of money market deposit accounts are assumed to reprice at 40 to 100% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement. As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage our net interest margin. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

We prepare a current base case and multiple alternative simulations at least once per quarter and reports the analysis to the board of directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
March 31, 2023	1.96%	1.48%	1.00%	0.48%	(1.07%)	(2.00%)	(2.98%)	(2.44%)
December 31, 2022	1.87%	1.58%	1.29%	0.75%	(0.89%)	(1.75%)	(2.66%)	(4.17%)

As reflected in the table above, the measures of net interest income at risk at March 31, 2023 decreased in all rising interest and decreased in every declining rate change scenarios except the respective +/-400 rate change scenarios compared to December 31, 2022. The decreases indicated in the net interest income at risk are the result of reduced asset sensitivity in due to increased amounts of core and brokered time deposits and FHLB balances that mature within one year significantly reduced by the increase in interest-bearing deposits banks with compared to the prior quarter.

The measures of equity value at risk indicate our ongoing economic value by considering the effects of changes in interest rates on all of our cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of our net assets.

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
March 31, 2023	(27.50%)	(21.20%)	(14.52%)	(7.13%)	6.72%	13.29%	19.13%	11.24%
December 31, 2022	(20.78%)	(15.84%)	(10.62%)	(5.32%)	5.13%	10.48%	15.71%	18.74%

Overall, the measure of the economic value of equity ("EVE") at risk increased in all rising rate scenarios from December 31, 2022 to March 31, 2023. This increase in risk is the result of rising market rates resulting in lower market values in the loan portfolio, coupled with the impact of lower demand deposits and an increase in deposit costs. The impact of these was partially mitigated by the increase in fixed rate core and brokered time deposits.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities. During the current quarter, management took steps to bolster the on-balance sheet liquidity following the closures of Silicon Valley Bank and Signature Bank by increasing borrowings. At March 31, 2023, the Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits, to be a relatively stable funding source. Core deposits equaled 88% of total deposits at March 31, 2023. At March 31, 2023, contingent liquidity amounted to $3.8 billion or 101% of the amount of uninsured deposits, with an additional $1.5 billion in available federal funds which provides total coverage of 138% of uninsured deposits. Although this amount of contingent liquidity does not include any consideration of the held-to-maturity or the available-for-sale investment portfolios, management also considers changes in the liquidity of the investment portfolio due to fluctuations in interest rates when considering total liquidity of the Company. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from 30 to 360 days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At March 31, 2023, the Company's liquidity and funds availability provides it with the requisite flexibility in funding and other liquidity demands.

Our external sources of funds available that can be drawn upon when required are available lines of credit with the FHLB and the Federal Reserve Bank, in addition to the recently announced Bank Term Financing Program ("BTF Program"). At March 31, 2023, we had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.2 billion. FHLB availability based on pledged collateral at March 31, 2023 amounted to $2.4 billion, with $750.0 million outstanding against it. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $749.4 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2023. In addition, we have federal funds borrowing capacity under unsecured lines of credit with correspondent banks of $1.4 billion with $205.0 million outstanding at March 31, 2023. The Company has provided $303.4 million in collateral under the BTF Program as a contingent funding source, with no outstanding borrowings at March 31, 2023. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2023.

Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2023, the Bank could have declared a dividend of up to $165.3 million to Bancorp. At March 31, 2023, Bancorp had liquid assets of $83.9 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Commercial real estate development and construction	$805,316	$887,154
Residential real estate-development and construction	738,556	798,607
Real estate-residential mortgage	37,794	21,118
Lines of credit, principally home equity and business lines	2,482,946	2,397,533
Standby letters of credit	75,664	77,424
Total commitments to extend credit and available credit lines	$4,140,276	$4,181,836

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

As of March 31, 2023, the total reserve for unfunded commitments was $5.4 million and is accounted for in other liabilities in the Condensed Consolidated Statements of Financial Condition. See Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

In the normal course of business, we become involved in litigation arising from the banking, financial and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on our financial condition, operating results or liquidity.

Item 1A. Risk Factors

The most significant risk factors affecting our business include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 under the Item 1A, “Risk Factors” and the following additional factors:

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive and destabilizing deposit outflows.

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank and Signature Bank. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. To further bolster the banking system, the Federal Reserve Board created a new Bank Term Funding Program to provide an additional source of liquidity. At March 31, 2023, we had $6.0 billion in available liquidity, including $403 million in excess cash, which was sufficient to cover 158% of our uninsured deposits. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Bank. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

Our FDIC deposit insurance premiums and assessments may increase, which would reduce our profitability.

On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement relating to the resolution of Silicon Valley Bank and Signature Bank that stated that losses to support uninsured deposits of those banks would be recovered via a special assessment on banks. The terms of that special assessment have not been announced. The announced special assessment, as well as any future increases in assessment rates or required prepayments in FDIC insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

Insufficient liquidity could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

We require sufficient liquidity to fund loan commitments, satisfy depositor withdrawal requests, make payments on our debt obligations as they become due, and meet other cash commitments. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. Our sources of liquidity consist primarily of cash, assets readily convertible to cash (such as investment securities), increases in deposits, advances, as needed, from the FHLB, borrowings, as needed, from the Federal Reserve Bank of Richmond and other borrowings. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. The Company repurchased 625,710 shares of its common stock at an average price of $39.93 per share during 2022. The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2023. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

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

Date: May 5, 2023

By: /s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: May 5, 2023