Form 10-Q
period 2023-06-30
SANDY SPRING BANCORP INC
filed 2023-08-04
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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
The number of outstanding shares of common stock as of August 2, 2023

Common stock, $1.00 par value – 44,862,369 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Assets:
Cash and due from banks	$96,482	$88,152
Federal funds sold	240	193
Interest-bearing deposits with banks	333,405	103,887
Cash and cash equivalents	430,127	192,232
Residential mortgage loans held for sale (at fair value)	21,476	11,706
Investments held-to-maturity, at cost (fair value of $208,662 and $220,123, respectively)	247,814	259,452
Investments available-for-sale (at fair value)	1,143,688	1,214,538
Other investments, at cost	72,052	69,218
Total loans	11,369,639	11,396,706
Less: allowance for credit losses - loans	(120,287)	(136,242)
Net loans	11,249,352	11,260,464
Premises and equipment, net	71,203	67,070
Other real estate owned	611	645
Accrued interest receivable	42,388	41,172
Goodwill	363,436	363,436
Other intangible assets, net	17,280	19,855
Other assets	335,118	333,331
Total assets	$13,994,545	$13,833,119

Liabilities:
Noninterest-bearing deposits	$3,079,896	$3,673,300
Interest-bearing deposits	7,879,026	7,280,121
Total deposits	10,958,922	10,953,421
Securities sold under retail repurchase agreements	74,510	61,967
Federal funds purchased	—	260,000
Federal Reserve Bank borrowings	300,000	—
Advances from FHLB	600,000	550,000
Subordinated debt	370,504	370,205
Total borrowings	1,345,014	1,242,172
Accrued interest payable and other liabilities	151,577	153,758
Total liabilities	12,455,513	12,349,351

Stockholders' equity:
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
44,862,369 and 44,657,054 at June 30, 2023 and December 31, 2022, respectively	44,862	44,657
Additional paid in capital	737,740	734,273
Retained earnings	882,055	836,789
Accumulated other comprehensive loss	(125,625)	(131,951)
Total stockholders' equity	1,539,032	1,483,768
Total liabilities and stockholders' equity	$13,994,545	$13,833,119

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$144,274	$106,221	$284,001	$205,715
Interest on loans held for sale	307	145	459	343
Interest on deposits with banks	4,922	358	7,608	471
Interest and dividend income on investment securities:
Taxable	6,848	4,630	13,856	8,737
Tax-advantaged	1,795	2,554	3,565	4,678
Interest on federal funds sold	4	1	8	1
Total interest income	158,150	113,909	309,497	219,945
Interest expense:
Interest on deposits	51,325	3,795	92,113	6,088
Interest on retail repurchase agreements and federal funds purchased	4,191	201	6,295	255
Interest on advances from FHLB	8,216	17	15,423	17
Interest on subordinated debt	3,947	3,946	7,893	6,184
Total interest expense	67,679	7,959	121,724	12,544
Net interest income	90,471	105,950	187,773	207,401
Provision/ (credit) for credit losses	5,055	3,046	(16,481)	4,681
Net interest income after provision/ (credit) for credit losses	85,416	102,904	204,254	202,720
Non-interest income:
Investment securities gains	—	38	—	46
Gain on disposal of assets	—	16,699	—	16,699
Service charges on deposit accounts	2,606	2,467	4,994	4,793
Mortgage banking activities	1,817	1,483	3,062	3,781
Wealth management income	9,031	9,098	18,023	18,435
Insurance agency commissions	—	812	—	2,927
Income from bank owned life insurance	1,251	703	2,158	1,498
Bank card fees	447	1,810	865	3,478
Other income	2,024	2,135	4,025	4,183
Total non-interest income	17,176	35,245	33,127	55,840
Non-interest expense:
Salaries and employee benefits	40,931	39,550	79,857	78,923
Occupancy expense of premises	4,764	4,734	9,611	9,768
Equipment expense	3,760	3,559	7,877	7,095
Marketing	1,589	1,280	3,132	2,473
Outside data services	2,853	2,564	5,367	4,983
FDIC insurance	2,375	1,078	4,513	2,062
Amortization of intangible assets	1,269	1,466	2,575	2,974
Merger, acquisition and disposal expense	—	1,067	—	1,067
Professional fees and services	4,161	2,372	7,845	4,389
Other expenses	7,434	7,321	14,664	13,404
Total non-interest expense	69,136	64,991	135,441	127,138
Income before income tax expense	33,456	73,158	101,940	131,422
Income tax expense	8,711	18,358	25,942	32,687
Net income	$24,745	$54,800	$75,998	$98,735

Per share information:
Basic net income per common share	$0.55	$1.21	$1.69	$2.18
Diluted net income per common share	$0.55	$1.21	$1.69	$2.17
Dividends declared per share	$0.34	$0.34	$0.68	$0.68

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Net income	$24,745	$54,800	$75,998	$98,735
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	(13,609)	(38,857)	7,175	(104,780)
Related income tax (expense)/ benefit	3,466	9,961	(1,828)	26,858
Net investment gains reclassified into earnings	—	(38)	—	(46)
Related income tax expense	—	10	—	12
Net effect on other comprehensive income/ (loss)	(10,143)	(28,924)	5,347	(77,956)

Investments held-to-maturity:
Net change in unrealized gains/ (losses)	458	802	863	(15,127)
Related income tax (expense)/ benefit	(117)	(205)	(220)	3,878
Net effect on other comprehensive income/ (loss)	341	597	643	(11,249)

Defined benefit pension plan:
Amortization of net loss	226	195	451	391
Related income tax benefit	(58)	(50)	(115)	(100)
Net effect on other comprehensive income/ (loss)	168	145	336	291
Total other comprehensive income/ (loss)	(9,634)	(28,182)	6,326	(88,914)
Comprehensive income	$15,111	$26,618	$82,324	$9,821

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at April 1, 2023	$44,712	$735,509	$872,635	$(115,991)	$1,536,865
Net income	—	—	24,745	—	24,745
Other comprehensive loss, net of tax	—	—	—	(9,634)	(9,634)
Total comprehensive income					15,111
Common stock dividends - $0.34 per share	—	—	(15,325)	—	(15,325)
Stock compensation expense	—	2,731	—	—	2,731
Common stock issued pursuant to:
Stock option plan - 33,391 shares	34	332	—	—	366
Employee stock purchase plan - 19,718 shares	19	414	—	—	433
Restricted stock vesting, net of tax withholding - 96,763 shares	97	(1,246)	—	—	(1,149)
Balances at June 30, 2023	$44,862	$737,740	$882,055	$(125,625)	$1,539,032

Balances at April 1, 2022	$45,163	$752,671	$760,347	$(69,271)	$1,488,910
Net income	—	—	54,800	—	54,800
Other comprehensive loss, net of tax	—	—	—	(28,182)	(28,182)
Total comprehensive income					26,618
Common stock dividends - $0.34 per share	—	—	(15,440)	—	(15,440)
Stock compensation expense	—	3,178	—	—	3,178
Common stock issued pursuant to:
Stock option plan - 1,464 shares	1	44	—	—	45
Employee stock purchase plan - 12,624 shares	12	482	—	—	494
Restricted stock vesting, net of tax withholding- 78,411 shares	79	(1,728)	—	—	(1,649)
Repurchase of common stock - 625,710 shares	(625)	(24,362)	—	—	(24,987)
Balances at June 30, 2022	$44,630	$730,285	$799,707	$(97,453)	$1,477,169

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2023	$44,657	$734,273	$836,789	$(131,951)	$1,483,768
Net income	—	—	75,998	—	75,998
Other comprehensive loss, net of tax	—	—	—	6,326	6,326
Total comprehensive income					82,324
Common stock dividends - $0.68 per share	—	—	(30,732)	—	(30,732)
Stock compensation expense	—	3,972	—	—	3,972
Common stock issued pursuant to:
Stock option plan - 40,921 shares	41	476	—	—	517
Employee stock purchase plan - 31,539 shares	31	813	—	—	844
Restricted stock vesting, net of tax withholding - 132,855 shares	133	(1,794)	—	—	(1,661)
Balances at June 30, 2023	$44,862	$737,740	$882,055	$(125,625)	$1,539,032

Balances at January 1, 2022	$45,119	$751,072	$732,027	$(8,539)	$1,519,679
Net income	—	—	98,735	—	98,735
Other comprehensive loss, net of tax	—	—	—	(88,914)	(88,914)
Total comprehensive income					9,821
Common stock dividends - $0.68 per share	—	—	(31,055)	—	(31,055)
Stock compensation expense	—	4,650	—	—	4,650
Common stock issued pursuant to:
Stock option plan - 10,361 shares	10	230	—	—	240
Employee stock purchase plan - 22,205 shares	22	908	—	—	930
Restricted stock vesting, net of tax withholding - 103,911 shares	104	(2,213)	—	—	(2,109)
Repurchase of common stock - 625,710 shares	(625)	(24,362)	—	—	(24,987)
Balances at June 30, 2022	$44,630	$730,285	$799,707	$(97,453)	$1,477,169

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Operating activities:
Net income	$75,998	$98,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,948	6,007
Provision/ (credit) for credit losses	(16,481)	4,681
Share based compensation expense	3,972	4,650
Gain on disposal of assets	—	(16,699)
Deferred income tax expense	7,806	972
Originations of loans held for sale	(194,320)	(200,986)
Proceeds from sales of loans held for sale	186,995	221,492
Gains on sales of loans held for sale	(2,445)	(4,707)
Losses on sale of other real estate owned	—	24
Investment securities gains	—	(46)
Tax (benefit)/ deficiency associated with share based compensation	305	(592)
Net (increase)/ decrease in accrued interest receivable	(1,216)	890
Net increase in other assets	(10,424)	(989)
Net decrease in accrued expenses and other liabilities	(6,656)	(9,425)
Other, net	(191)	(2,487)
Net cash provided by operating activities	54,291	101,520
Investing activities:
Purchases of other investments	(2,833)	(11,098)
Purchases of investments available-for-sale	—	(356,033)
Proceeds from sales of investment available-for-sale	—	1,261
Proceeds from maturities, calls and principal payments of investments available-for-sale	76,412	138,473
Proceeds from maturities, calls and principal payments of investments held-to-maturity	12,337	15,961
Net (increase)/ decrease in loans	27,075	(814,098)
Proceeds from the sales of other real estate owned	35	271
Proceeds from sale of business activity, net	—	23,936
Expenditures for premises and equipment	(7,334)	(7,612)
Net cash provided by/ (used in) investing activities	105,692	(1,008,939)
Financing activities:
Net increase in deposits	6,243	345,832
Net increase in retail repurchase agreements, federal funds purchased and Federal Reserve Bank borrowings	52,543	44,658
Proceeds from FHLB advances	2,030,000	346,625
Repayment of FHLB advances	(1,980,000)	(171,625)
Proceeds from issuance of subordinated debt	—	200,000
Proceeds from issuance of common stock	1,521	1,339
Stock tendered for payment of withholding taxes	(1,821)	(2,278)
Repurchase of common stock	—	(24,987)
Cash dividends paid	(30,574)	(30,886)
Net cash provided by financing activities	77,912	708,678
Net increase/ (decrease) in cash and cash equivalents	237,895	(198,741)
Cash and cash equivalents at beginning of period	192,232	420,020
Cash and cash equivalents at end of period	$430,127	$221,279

Supplemental disclosures:
Interest payments	$120,491	$13,859
Income tax payments, net of refunds of $0 and $966 in 2023 and 2022, respectively	22,750	25,059

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Sandy Spring Bancorp, Inc. ("Bancorp" or, together with its subsidiaries, the "Company"), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”). Independent and community-oriented, the Bank offers a broad range of commercial banking, retail banking, mortgage services and trust services throughout central Maryland, Northern Virginia, and the greater Washington, D.C. market. The Bank also offers a comprehensive menu of wealth management services through its subsidiaries, West Financial Services, Inc. (“West Financial”) and SSB Wealth Management, Inc. (d/b/a Rembert Pendleton Jackson, "RPJ”).

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2022 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2023. There have been no significant changes to any of the Company’s accounting policies as disclosed in the 2022 Annual Report on Form 10-K.

Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Sandy Spring Bank, and its subsidiaries. Consolidation has resulted in the elimination of all intercompany accounts and transactions.

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

	June 30, 2023				December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
U.S. treasuries and government agencies	$101,299	$—	$(6,954)	$94,345	$100,926	$—	$(7,304)	$93,622
State and municipal	318,815	1	(50,565)	268,251	322,519	4	(56,526)	265,997
Mortgage-backed and asset-backed	868,704	40	(87,652)	781,092	943,398	73	(88,552)	854,919
Total available-for-sale debt securities	$1,288,818	$41	$(145,171)	$1,143,688	$1,366,843	$77	$(152,382)	$1,214,538
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	247,814	—	(39,152)	208,662	259,452	—	(39,329)	220,123
Total held-to-maturity debt securities	$247,814	$—	$(39,152)	$208,662	$259,452	$—	$(39,329)	$220,123
Total debt securities	$1,536,632	$41	$(184,323)	$1,352,350	$1,626,295	$77	$(191,711)	$1,434,661

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at June 30, 2023 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at June 30, 2023. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

All held-to-maturity investments are either issued by a direct governmental entity or a government-sponsored entity and have no historical evidence supporting expected credit losses. Therefore, the Company has estimated these losses at zero and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The available-for-sale and held-to-maturity mortgage-backed securities portfolio at June 30, 2023 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($466.7 million), GNMA, FNMA or FHLMC mortgage-backed securities ($611.3 million) or SBA asset-backed securities ($38.5 million).

Gross unrealized losses and fair value by length of time that the individual available-for-sale debt securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	June 30, 2023
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$—	$—	$94,345	$6,954	$94,345	$6,954
State and municipal	127	17,222	488	249,495	50,077	266,717	50,565
Mortgage-backed and asset-backed	327	158,418	6,042	613,216	81,610	771,634	87,652
Total	464	$175,640	$6,530	$957,056	$138,641	$1,132,696	$145,171

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$53,139	$3,653	$40,483	$3,651	$93,622	$7,304
State and municipal	130	200,439	30,803	62,482	25,723	262,921	56,526
Mortgage-backed and asset-backed	324	526,387	44,952	297,216	43,600	823,603	88,552
Total	464	$779,965	$79,408	$400,181	$72,974	$1,180,146	$152,382

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

	June 30, 2023		December 31, 2022
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Available-for-sale debt securities
U.S. treasuries and government agencies:
One year or less	$14,580	$14,984	$—	$—
One to five years	79,765	86,315	93,622	100,926
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	6,799	6,842	8,694	8,783
One to five years	53,557	55,926	51,576	53,948
Five to ten years	36,343	43,156	28,806	34,042
After ten years	171,552	212,891	176,921	225,746
Mortgage-backed and asset-backed:
One year or less	4,692	4,744	7,622	7,704
One to five years	47,004	48,742	45,366	46,802
Five to ten years	274,805	305,295	303,697	335,285
After ten years	454,591	509,923	498,234	553,607
Total available-for-sale debt securities	$1,143,688	$1,288,818	$1,214,538	$1,366,843

	June 30, 2023		December 31, 2022
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Held-to-maturity debt securities
Mortgage-backed and asset-backed:
One year or less	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	32,997	36,828	35,304	39,213
After ten years	175,665	210,986	184,819	220,239
Total held-to-maturity debt securities	$208,662	$247,814	$220,123	$259,452

At June 30, 2023 and December 31, 2022, available-for-sale and held-to-maturity debt securities with a book value of $776.8 million and $533.9 million, respectively, were pledged and designated as collateral for certain government deposits, public and trust funds, securities sold under repurchase agreements and other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2023 and December 31, 2022.

Other investments
Other investments are presented in the following table:

(In thousands)	June 30, 2023	December 31, 2022
Federal Reserve Bank stock, at cost	$38,961	$38,873
Federal Home Loan Bank of Atlanta stock, at cost	32,414	29,668
Other	677	677
Total other investments, at cost	$72,052	$69,218

NOTE 3 – LOANS
Outstanding loan balances at June 30, 2023 and December 31, 2022 are net of unearned income, including net deferred loan fees of $9.3 million and $10.5 million, respectively, at the end of each period.

The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2023	December 31, 2022
Commercial real estate:
Commercial investor real estate	$5,131,210	$5,130,094
Commercial owner-occupied real estate	1,770,135	1,775,037
Commercial AD&C	1,045,742	1,090,028
Commercial business	1,423,614	1,455,885
Total commercial loans	9,370,701	9,451,044
Residential real estate:
Residential mortgage	1,385,743	1,287,933
Residential construction	190,690	224,772
Consumer	422,505	432,957
Total residential and consumer loans	1,998,938	1,945,662
Total loans	$11,369,639	$11,396,706

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

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
Summary information on the allowance for credit losses on loans for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2023	2022
Balance at beginning of period	$136,242	$109,145
Provision/ (credit) for credit losses - loans (1)	(14,491)	4,681
Loan charge-offs	(2,265)	(762)
Loan recoveries	801	606
Net charge-offs	(1,464)	(156)
Balance at period end	$120,287	$113,670
 (1) Excludes the total credit to the provision on unfunded loan commitments for six months ended June 30, 2023 of $2.0 million.

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	June 30, 2023	December 31, 2022
Collateral dependent loans individually evaluated for credit loss with an allowance	$48,878	$9,743
Collateral dependent loans individually evaluated for credit loss without an allowance	14,652	16,454
Total individually evaluated collateral dependent loans	$63,530	$26,197

Allowance for credit losses related to loans evaluated individually	$16,224	$6,902
Allowance for credit losses related to loans evaluated collectively	104,063	129,340
Total allowance for credit losses - loans	$120,287	$136,242

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2023
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242
Provision/ (credit) for credit losses - loans	(3,669)	(2,469)	(8,446)	123	(207)	(487)	664	(14,491)
Charge-offs	—	—	—	(423)	(160)	—	(1,682)	(2,265)
Recoveries	19	53	—	187	104	—	438	801
Net (charge-offs)/ recoveries	19	53	—	(236)	(56)	—	(1,244)	(1,464)
Balance at end of period	$61,087	$9,230	$10,200	$27,914	$9,161	$850	$1,845	$120,287

Total loans	$5,131,210	$1,770,135	$1,045,742	$1,423,614	$1,385,743	$190,690	$422,505	$11,369,639
Allowance for credit losses on loans to total loans ratio	1.19%	0.52%	0.98%	1.96%	0.66%	0.45%	0.44%	1.06%

Average loans	$5,141,447	$1,771,369	$1,069,927	$1,443,030	$1,330,912	$217,419	$423,711	$11,397,815
Annualized net charge-offs/ (recoveries) to average loans	—%	(0.01)%	—%	0.03%	0.01%	—%	0.59%	0.03%

Balance of loans individually evaluated for credit loss	$48,721	$4,846	$570	$9,393	$—	$—	$—	$63,530
Allowance related to loans evaluated individually	$7,908	$1,226	$102	$6,988	$—	$—	$—	$16,224
Individual allowance to loans evaluated individually ratio	16.23%	25.30%	17.89%	74.40%	—%	—%	—%	25.54%
Contractual balance of individually evaluated loans	$48,886	$5,675	$581	$10,545	$—	$—	$—	$65,687

Balance of loans collectively evaluated for credit loss	$5,082,489	$1,765,289	$1,045,172	$1,414,221	$1,385,743	$190,690	$422,505	$11,306,109
Allowance related to loans evaluated collectively	$53,179	$8,004	$10,098	$20,926	$9,161	$850	$1,845	$104,063
Collective allowance to loans evaluated collectively ratio	1.05%	0.45%	0.97%	1.48%	0.66%	0.45%	0.44%	0.92%

	For the Year Ended December 31, 2022
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145
Provision for credit losses - loans	19,128	(90)	(1,676)	4,774	4,093	281	170	26,680
Charge-offs	—	—	—	(716)	(155)	—	(234)	(1,105)
Recoveries	320	49	—	799	102	8	244	1,522
Net (charge-offs)/ recoveries	320	49	—	83	(53)	8	10	417
Balance at end of period	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242

Total loans	$5,130,094	$1,775,037	$1,090,028	$1,455,885	$1,287,933	$224,772	$432,957	$11,396,706
Allowance for credit losses on loans to total loans ratio	1.26%	0.66%	1.71%	1.93%	0.73%	0.59%	0.56%	1.20%

Average loans	$4,681,607	$1,730,293	$1,112,936	$1,351,906	$1,117,053	$221,341	$423,746	$10,638,882
Net charge-offs/ (recoveries) to average loans	(0.01)%	—%	—%	(0.01)%	—%	—%	—%	—%

Balance of loans individually evaluated for credit loss	$9,943	$6,155	$—	$8,274	$1,487	$—	$338	$26,197
Allowance related to loans evaluated individually	$134	$1,261	$—	$5,507	$—	$—	$—	$6,902
Individual allowance to loans evaluated individually ratio	1.35%	20.49%	—%	66.56%	—%	—%	—%	26.35%
Contractual balance of individually evaluated loans	$10,882	$6,849	$—	$9,893	$1,487	$—	$364	$29,475

Balance of loans collectively evaluated for credit loss	$5,120,151	$1,768,882	$1,090,028	$1,447,611	$1,286,446	$224,772	$432,619	$11,370,509
Allowance related to loans evaluated collectively	$64,603	$10,385	$18,646	$22,520	$9,424	$1,337	$2,425	$129,340
Collective allowance to loans evaluated collectively ratio	1.26%	0.59%	1.71%	1.56%	0.73%	0.59%	0.56%	1.14%

Credit Quality
The following section provides information on the credit quality of the loan portfolio for the periods indicated below:

	For the Six Months Ended June 30, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782
Loans placed on non-accrual	19,622	—	569	4,362	3,540	—	897	28,990
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(424)	(160)	—	(1,591)	(2,175)
Net payments or draws	(9,184)	(173)	—	(1,354)	(309)	—	(846)	(11,866)
Non-accrual loans brought current	—	—	—	(513)	(357)	—	(123)	(993)
Balance at end of period	$20,381	$4,846	$569	$9,393	$10,153	$—	$3,396	$48,738

	For the Year Ended December 31, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086
Loans placed on non-accrual	4,761	2,370	—	1,591	2,593	—	815	12,130
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(677)	(151)	—	(32)	(860)
Net payments or draws	(7,307)	(4,366)	(650)	(2,012)	(2,615)	(55)	(2,060)	(19,065)
Non-accrual loans brought current	—	(2,291)	—	—	(829)	—	(389)	(3,509)
Balance at end of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782

	June 30, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$5,108,614	$1,763,223	$1,044,320	$1,413,058	$1,366,644	$190,690	$416,799	$11,303,348
30-59 days	2,215	2,066	—	747	5,464	—	1,849	12,341
60-89 days	—	—	853	387	2,790	—	461	4,491
Total performing loans	5,110,829	1,765,289	1,045,173	1,414,192	1,374,898	190,690	419,109	11,320,180
Non-performing loans:
Non-accrual loans	20,381	4,846	569	9,393	10,153	—	3,396	48,738
Loans greater than 90 days past due	—	—	—	29	692	—	—	721
Restructured loans (1)	—	—	—	—	—	—	—	—
Total non-performing loans	20,381	4,846	569	9,422	10,845	—	3,396	49,459
Total loans	$5,131,210	$1,770,135	$1,045,742	$1,423,614	$1,385,743	$190,690	$422,505	$11,369,639
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

The following tables present average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	For the Six Months Ended June 30, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$15,258	$4,938	$190	$8,719	$8,842	$—	$4,452	$42,399
Contractual interest income due on non- accrual loans during the period	$559	$146	$24	$350	$232	$—	$243	$1,554

	For the Year Ended December 31, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$11,892	$7,314	$617	$7,768	$7,769	$21	$5,811	$41,192
Contractual interest income due on non- accrual loans during the period	$713	$106	$30	$491	$319	$1	$349	$2,009

There was no interest income recognized on non-accrual loans during the six months ended June 30, 2023. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the six months ended June 30, 2023 new loans placed on non-accrual status totaled $29.0 million and the related amount of reversed uncollected accrued interest was $0.4 million.

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

The following table provides information about credit quality indicators by the year of origination as of June 30, 2023:

	June 30, 2023
	Term Loans by Origination Year						Revolving
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Investor R/E:
Pass	$221,130	$1,401,988	$1,210,529	$689,275	$552,876	$958,510	$24,855	$5,059,163
Special Mention	6,297	10,298	30,536	—	93	2,880	—	50,104
Substandard	14,799	544	3,663	—	1,377	1,560	—	21,943
Doubtful	—	—	—	—	—	—	—	—
Total	$242,226	$1,412,830	$1,244,728	$689,275	$554,346	$962,950	$24,855	$5,131,210
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$87,454	$366,576	$325,147	$238,899	$246,174	$474,408	$2,184	$1,740,842
Special Mention	731	739	—	889	323	7,538	—	10,220
Substandard	3,296	3,753	815	351	5,988	4,870	—	19,073
Doubtful	—	—	—	—	—	—	—	—
Total	$91,481	$371,068	$325,962	$240,139	$252,485	$486,816	$2,184	$1,770,135
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$189,426	$318,888	$284,974	$78,362	$1,867	$15,079	$154,566	$1,043,162
Special Mention	1,661	—	—	—	—	—	—	1,661
Substandard	350	569	—	—	—	—	—	919
Doubtful	—	—	—	—	—	—	—	—
Total	$191,437	$319,457	$284,974	$78,362	$1,867	$15,079	$154,566	$1,045,742
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$81,897	$342,575	$212,680	$108,084	$75,222	$129,998	$441,542	$1,391,998
Special Mention	—	95	204	942	2,172	338	13,398	17,149
Substandard	1,255	2,231	1,766	994	2,581	1,818	3,822	14,467
Doubtful	—	—	—	—	—	—	—	—
Total	$83,152	$344,901	$214,650	$110,020	$79,975	$132,154	$458,762	$1,423,614
Current period gross charge-offs	$—	$—	$324	$—	$—	$99		$423

Residential Mortgage:
Beacon score:
660-850	$18,644	$377,467	$387,642	$168,643	$41,092	$290,758	$—	$1,284,246
600-659	—	8,016	13,725	4,075	3,858	29,123	—	58,797
540-599	304	2,915	3,291	523	1,511	8,894	—	17,438
less than 540	—	363	3,006	3,448	3,008	15,437	—	25,262
Total	$18,948	$388,761	$407,664	$176,689	$49,469	$344,212	$—	$1,385,743
Current period gross charge-offs	$—	$—	$43	$—	$10	$107	$—	$160

Residential Construction:
Beacon score:
660-850	$9,189	$135,471	$36,186	$5,837	$150	$1,244	$—	$188,077
600-659	—	973	739	—	—	—	—	1,712
540-599	—	—	401	—	—	—	—	401
less than 540	500	—	—	—	—	—	—	500
Total	$9,689	$136,444	$37,326	$5,837	$150	$1,244	$—	$190,690
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$4,743	$6,164	$2,515	$764	$2,048	$24,430	$344,560	$385,224
600-659	325	543	21	163	113	5,299	12,686	19,150
540-599	309	79	83	38	127	2,293	4,456	7,385
less than 540	224	178	248	291	486	2,750	6,569	10,746
Total	$5,601	$6,964	$2,867	$1,256	$2,774	$34,772	$368,271	$422,505
Current period gross charge-offs	$—	$1	$—	$—	$—	$1,594	$87	$1,682

Total loans	$642,534	$2,980,425	$2,518,171	$1,301,578	$941,066	$1,977,227	$1,008,638	$11,369,639

 The following table provides information about credit quality indicators by the year of origination as of December 31, 2022:

	December 31, 2022
	Term Loans by Origination Year						Revolving
(In thousands)	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial Investor R/E:
Pass	$1,510,446	$1,197,504	$694,756	$567,247	$335,103	$742,405	$15,242	$5,062,703
Special Mention	32,661	17,146	468	94	473	4,814	—	55,656
Substandard	557	1,896	—	—	8,239	1,043	—	11,735
Doubtful	—	—	—	—	—	—	—	—
Total	$1,543,664	$1,216,546	$695,224	$567,341	$343,815	$748,262	$15,242	$5,130,094
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$391,340	$328,657	$240,738	$260,114	$140,841	$381,386	$1,167	$1,744,243
Special Mention	4,567	—	1,301	1,740	2,066	7,323	—	16,997
Substandard	3,219	160	133	6,110	2,010	2,165	—	13,797
Doubtful	—	—	—	—	—	—	—	—
Total	$399,126	$328,817	$242,172	$267,964	$144,917	$390,874	$1,167	$1,775,037
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$366,096	$439,468	$113,713	$34,340	$14,816	$—	$119,727	$1,088,160
Special Mention	1,073	—	—	—	—	—	795	1,868
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$367,169	$439,468	$113,713	$34,340	$14,816	$—	$120,522	$1,090,028
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$330,598	$223,245	$95,787	$105,922	$77,891	$78,009	$508,839	$1,420,291
Special Mention	127	458	1,107	7,787	498	322	13,225	23,524
Substandard	2,902	1,611	1,094	2,030	449	2,121	1,863	12,070
Doubtful	—	—	—	—	—	—	—	—
Total	$333,627	$225,314	$97,988	$115,739	$78,838	$80,452	$523,927	$1,455,885
Current period gross charge-offs	$174	$—	$—	$—	$138	$404	$—	$716

Residential Mortgage:
Beacon score:
660-850	$330,109	$344,062	$171,330	$41,883	$51,651	$262,570	$—	$1,201,605
600-659	4,571	6,196	1,173	3,925	6,041	24,006	—	45,912
540-599	369	4,013	1,439	1,256	1,931	6,945	—	15,953
less than 540	1,860	3,036	2,892	3,822	2,347	10,506	—	24,463
Total	$336,909	$357,307	$176,834	$50,886	$61,970	$304,027	$—	$1,287,933
Current period gross charge-offs	$—	$—	$—	$—	$24	$131	$—	$155

Residential Construction:
Beacon score:
660-850	$131,259	$75,844	$12,133	$150	$1,432	$1,245	$—	$222,063
600-659	908	373	—	—	—	—	—	1,281
540-599	609	—	—	—	—	—	—	609
less than 540	—	819	—	—	—	—	—	819
Total	$132,776	$77,036	$12,133	$150	$1,432	$1,245	$—	$224,772
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$6,689	$2,346	$1,201	$2,147	$2,047	$23,170	$359,468	$397,068
600-659	658	467	59	198	664	5,459	11,269	18,774
540-599	123	56	—	465	316	2,802	3,824	7,586
less than 540	156	57	40	133	209	2,918	6,016	9,529
Total	$7,626	$2,926	$1,300	$2,943	$3,236	$34,349	$380,577	$432,957
Current period gross charge-offs	$—	$5	$15	$—	$13	$20	$181	$234

Total loans	$3,120,897	$2,647,414	$1,339,364	$1,039,363	$649,024	$1,559,209	$1,041,435	$11,396,706

Other Real Estate Owned
Other real estate owned ("OREO") totaled $0.6 million at both June 30, 2023 and December 31, 2022, respectively. There were no consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2023.

Modifications to Borrowers Experiencing Financial Difficulty
Effective January 1, 2023, the Company fully adopted provisions of ASU 2022-02 that eliminated accounting, classification and disclosures of loans modified into troubled debt restructurings.

As a part of our risk management practices, we may consider modifying a loan for a borrower experiencing a financial difficulty that provides a certain degree of a payment relief. Modification types primarily include a reduction in the interest rate or an extension of the existing term. We do not provide modifications that result in the reduction of the outstanding principal balance.

The following table presents the amounts at the end of the reporting period of the loans modified during the period to borrowers experiencing financial difficulty, disaggregated by the loan portfolio segment and type of modification granted:

	For the six months ended June 30, 2023
	Interest rate reduction		Term extension		Total
(in thousands)	Amount	% of total loan segment	Amount	% of total loan segment	Amount	% of total loan segment
Commercial Investor R/E	$28,340	0.6%	$553	—%	$28,893	0.6%
Commercial Owner-Occupied R/E	—	—%	2,000	0.1%	2,000	0.1%
Commercial AD&C	—	—%	350	—%	350	—%
Commercial Business	—	—%	950	0.1%	950	0.1%
All Other loans	—	—%	—	—%	—	—%
Total	$28,340	0.2%	$3,853	—%	$32,193	0.3%

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty totaled $1.2 million at June 30, 2023. These commitments are not included in the table above.

The following table describes the financial effect of the modifications granted to borrowers experiencing financial difficulty during the six months ended June 30, 2023:

	Interest rate reduction	Term extension
Commercial Investor R/E	Reduced weighted average contractual interest rate from 8% to 5%	Added a weighted average of 5 months to the life of loans
Commercial Owner-Occupied R/E	—	Added a weighted average of 8 months to the life of loans
Commercial AD&C	—	Added a weighted average of 9 months to the life of loans
Commercial Business	—	Added a weighted average of 8 months to the life of loans

No loan modifications completed on or after January 1, 2023 for borrowers experiencing financial difficulty had a payment default during the six months ended June 30, 2023

The following table presents the performance of loans that have been modified during the six months ended June 30, 2023:

	For the six months ended June 30, 2023
(in thousands)	Current	30-89 days past due	90+ days past due	Non-accrual	Total
Commercial Investor R/E	$28,680	$213	$—	$—	$28,893
Commercial Owner-Occupied R/E	2,000	—	—	—	2,000
Commercial AD&C	350	—	—	—	350
Commercial Business	950	—	—	—	950
All Other loans	—	—	—	—	—
Total	$31,980	$213	$—	$—	$32,193

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The amount of goodwill by reporting units is presented in the following table:

(In thousands)	Community Banking	Investment Management	Total
Balances at December 31, 2022	$331,689	$31,747	$363,436
No activity	—	—	—
Balances at June 30, 2023	$331,689	$31,747	$363,436

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	June 30, 2023			Weighted Average Remaining Life	December 31, 2022			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(18,486)	$10,552	6.0 years	$29,038	$(16,694)	$12,344	6.5 years
Other identifiable intangibles	13,906	(7,178)	6,728	8.2 years	13,906	(6,395)	7,511	8.8 years
Total amortizing intangible assets	$42,944	$(25,664)	$17,280		$42,944	$(23,089)	$19,855

Goodwill	$363,436		$363,436		$363,436		$363,436

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining 2023	$2,465
2024	4,291
2025	3,530
2026	2,702
2027	1,945
Thereafter	2,347
Total amortizing intangible assets	$17,280

NOTE 6 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2023	December 31, 2022
Noninterest-bearing deposits	$3,079,896	$3,673,300
Interest-bearing deposits:
Demand	1,413,027	1,435,454
Money market savings	2,918,253	3,213,045
Regular savings	731,985	513,360
Time deposits of less than $250,000	2,293,858	1,644,645
Time deposits of $250,000 or more	521,903	473,617
Total interest-bearing deposits	7,879,026	7,280,121
Total deposits	$10,958,922	$10,953,421

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

On November 5, 2019, the Company completed an offering of $175.0 million aggregate principal amount Fixed to Floating Rate Subordinated Notes due in 2029. The notes bear a fixed interest rate of 4.25% per year through November 14, 2024. Beginning November 15, 2024, the interest rate will become a floating rate equal to three-month SOFR plus 262 basis points plus a spread adjustment of 0.26261 basis points through the remaining maturity or early redemption date of the notes. The interest will be paid in arrears semi-annually during the fixed rate period and quarterly during the floating rate period. The Company incurred $2.9 million of debt issuance costs which are being amortized through the contractual life of the debt. The entire amount of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	June 30, 2023	December 31, 2022
Fixed to floating rate subordinated debt, 3.875%	$200,000	$200,000
Fixed to floating rate subordinated debt, 4.25%	175,000	175,000
Total subordinated debt	375,000	375,000
Less: Debt issuance costs	(4,496)	(4,795)
Long-term borrowings	$370,504	$370,205

Other Borrowings
At June 30, 2023 and December 31, 2022, the Company had $74.5 million and $62.0 million, respectively, of outstanding retail repurchase agreements.

The Company had no outstanding federal funds purchased at June 30, 2023 and $260.0 million at December 31, 2022. The available borrowing federal funds capacity under unsecured lines of credit with the correspondent banks was $1.0 billion and $1.6 billion at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the Company also had $300.0 million outstanding borrowings through Federal Reserve's Bank Term Funding Program with additional available funds of $16.6 million.

At June 30, 2023, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.2 billion. FHLB availability based on pledged collateral at June 30, 2023, amounted to $2.6 billion, with $600.0 million outstanding. At December 31, 2022, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.2 billion. The availability of FHLB borrowings based on the collateral pledged at December 31, 2022 was $2.6 billion with $550.0 million outstanding.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.3 billion, commercial real estate loans amounting to $4.0 billion, home equity lines of credit (“HELOC”) amounting to $214.0 million, and multifamily loans amounting to $571.2 million at June 30, 2023, as collateral under the borrowing agreement with the FHLB. At December 31, 2022, the Company had pledged collateral of qualifying mortgage loans of $1.2 billion, commercial real estate loans of $3.6 billion, HELOC loans of $214.3 million, and multifamily loans of $514.8 million under the FHLB borrowing agreement.

The Company had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $760.8 million and $718.6 million at June 30, 2023 and December 31, 2022, respectively, collateralized by loans, with no borrowings outstanding at the end of either period.

NOTE 8 – STOCKHOLDERS' EQUITY
On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022, the Company repurchased and retired 625,710 common shares at an average price of $39.93 per share for the total cost of $25.0 million. The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2023. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

NOTE 9 – SHARE BASED COMPENSATION
The Company’s 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 367,726 are available for issuance at June 30, 2023, has a term of 10 years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven or 10 years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $2.7 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively, and of $4.0 million and $4.7 million, for the six months ended June 30, 2023 and 2022, respectively, related to the awards of restricted stock award grants, restricted stock unit grants and performance share unit grants. There was no unrecognized compensation cost related to stock options as of June 30, 2023. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $9.5 million as of June 30, 2023. That cost is expected to be recognized over a weighted average period of approximately 2.04 years.

During the six months ended June 30, 2023, the Company granted 276,252 restricted stock units and performance share units, of which 62,124 units are subject to achievement of certain performance conditions measured over a three-year performance period and 214,128 restricted stock units are subject to a three year vesting schedule. The Company did not grant any stock options under the Omnibus Incentive Plan during the six months ended June 30, 2023.

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2023	389,475	$37.44
Granted	276,252	$27.06
Vested	(201,244)	$33.40
Forfeited/ cancelled	(6,134)	$33.97
Non-vested at June 30, 2023	458,349	$32.99

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2023	144,047	$16.61	1.6 years	$2,633
Granted	—	$—
Exercised	(40,921)	$12.65		$474
Forfeited	—	$—
Expired	(3,338)	$27.46
Balance at June 30, 2023	99,788	$17.87	1.4 years	$804

Exercisable at June 30, 2023	99,788	$17.87	1.4 years	$804

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

On March 30, 2022, the Board of Directors approved the termination of the Plan to be effective as of June 30, 2022. The Company has executed plan amendments regarding the Plan termination and has received a determination letter from the Internal Revenue Service (“IRS”) as to the tax-qualified status of the Plan at the time of termination. The Company has also filed appropriate notices and documents related to the Plan’s termination and wind-down with the Pension Benefit Guaranty Corporation (“PBGC”).

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

All participants who are not already receiving annuities have been given the opportunity to elect a lump sum payout. Benefit obligations of participants who do not elect a lump sum or who are being paid in an annuity form will be transferred under an annuity contract from a highly-rated insurance company that will pay and administer future benefit payments. There will be no change in the benefit earned by Plan participants as a result of these actions. The Company anticipates distributing assets from the Plan in the third quarter of 2023.

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Interest cost on projected benefit obligation	$437	$326	$875	$651
Expected return on plan assets	(373)	(352)	(746)	(705)
Recognized net actuarial loss	226	195	451	391
Net periodic benefit cost	$290	$169	$580	$337

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of Plan assets in the current economy and, since the Plan is currently frozen, the remaining investment horizon of the Plan. The Company did not make any contribution to the Plan during the six months ended June 30, 2023.

NOTE 11 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2023	2022	2023	2022
Net income	$24,745	$54,800	$75,998	$98,735
Distributed and undistributed earnings allocated to participating securities	(33)	(194)	(177)	(476)
Net income attributable to common shareholders	$24,712	$54,606	$75,821	$98,259

Total weighted average outstanding shares	44,894	45,184	44,860	45,303
Less: Weighted average participating securities	(61)	(160)	(104)	(221)
Basic weighted average common shares	44,833	45,024	44,756	45,082
Dilutive weighted average common stock equivalents	56	87	121	140
Diluted weighted average common shares	44,889	45,111	44,877	45,222

Basic net income per common share	$0.55	$1.21	$1.69	$2.18
Diluted net income per common share	$0.55	$1.21	$1.69	$2.17

Anti-dilutive shares	93	—	30	—

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains/(Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2023	$(113,513)	$(8,002)	$(10,436)	$(131,951)
Other comprehensive loss before reclassification from accumulated other comprehensive loss, net of tax	5,347	—	—	5,347
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	336	643	979
Current period change in other comprehensive loss, net of tax	5,347	336	643	6,326
Balance at June 30, 2023	$(108,166)	$(7,666)	$(9,793)	$(125,625)

(In thousands)	Unrealized Gains/ (Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2022	$(336)	$(8,203)	$—	$(8,539)
Other comprehensive income before reclassification, net of tax	(77,922)	—	(12,083)	(90,005)
Reclassifications from accumulated other comprehensive income, net of tax	(34)	291	834	1,091
Current period change in other comprehensive income, net of tax	(77,956)	291	(11,249)	(88,914)
Balance at June 30, 2022	$(78,292)	$(7,912)	$(11,249)	$(97,453)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2023	2022
Unrealized gains on available-for-sale debt securities:
Affected line item in the Statements of Income:
Investment securities gains	$—	$46
Income before taxes	—	46
Tax expense	—	(12)
Net income	$—	$34

Amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity:
Affected line item in the Statements of Income:
Interest and dividends on investment securities (1)	$(863)	$(1,122)
Income before taxes	(863)	(1,122)
Tax benefit	220	288
Net loss	$(643)	$(834)

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (2)	$(451)	$(391)
Income before taxes	(451)	(391)
Tax benefit	115	100
Net loss	$(336)	$(291)
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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of lease expense:
Operating lease cost (resulting from lease payments)	$2,712	$2,738	$5,427	$5,504

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$2,861	$2,893	$5,749	$5,832
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$—	$—	$703	$—
Acquisitions	$—	$—	$—	$—

			June 30, 2023	December 31, 2022
Supplemental balance sheet information related to leases:
Operating lease ROU assets			$50,397	$48,910
Operating lease liabilities			$58,568	$57,402

Other information related to leases:
Weighted average remaining lease term of operating leases			8.3 years	8.6 years
Weighted average discount rate of operating leases			3.22%	3.02%

ROU assets and lease liabilities are recorded in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition.

At June 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining 2023	$5,740
2024	10,751
2025	9,068
2026	8,320
2027	6,922
Thereafter	26,824
Total undiscounted lease payments	67,625
Less: Present value discount	(9,057)
Lease liability	$58,568

At June 30, 2023, the Company had one operating lease that has not yet commenced operations and is expected to commence operations during the second half of 2023. The total amount of ROU asset and lease liability at June 30, 2023 was $0.7 million. The Company does not have any lease arrangements with any of its related parties as of June 30, 2023.

NOTE 14 – DERIVATIVES
The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and, therefore, has no credit risk. The notional value of the swaps outstanding was $334.5 million as of June 30, 2023 compared to $339.1 million as of December 31, 2022. The fair values of swap positions net to zero to minimize the potential impact on the Company’s Condensed Consolidated Financial Statements. Fair values of the swaps are carried as both gross assets and gross liabilities in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. The

associated net gains and losses on the swaps are recorded in Other income in the Condensed Consolidated Statements of Income.

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

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$21,476	$—	$21,476
Available-for-sale debt securities:
U.S. treasuries and government agencies	—	94,345	—	94,345
State and municipal	—	268,251	—	268,251
Mortgage-backed and asset-backed	—	781,092	—	781,092
Total available-for-sale debt securities	—	1,143,688	—	1,143,688
Interest rate swap agreements	—	18,286	—	18,286
Total assets	$—	$1,183,450	$—	$1,183,450

Liabilities:
Interest rate swap agreements	$—	$(18,286)	$—	$(18,286)
Total liabilities	$—	$(18,286)	$—	$(18,286)
 (1) The outstanding principal balance for residential loans held for sale as of June 30, 2023 was $21.7 million.

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$11,706	$—	$11,706
Investments available-for-sale:
U.S. treasuries and government agencies	—	93,622	—	93,622
State and municipal	—	265,997	—	265,997
Mortgage-backed and asset-backed	—	854,919	—	854,919
Total investments available-for-sale	—	1,214,538	—	1,214,538
Interest rate swap agreements	—	18,596	—	18,596
Total assets	$—	$1,244,840	$—	$1,244,840

Liabilities:
Interest rate swap agreements	$—	$(18,596)	$—	$(18,596)
Total liabilities	$—	$(18,596)	$—	$(18,596)
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

	June 30, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans	$—	$—	$—	$—	$—
Other real estate owned	—	—	611	611	(104)
Total	$—	$—	$611	$611	$(104)

	December 31, 2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$190	$190	$(384)
Other real estate owned	—	—	645	645	(105)
Total	$—	$—	$835	$835	$(489)
(1) Amounts represent the fair value of collateral for collateral dependent non-accrual loans allocated to the allowance for credit losses. Fair values are determined using actual market prices (Level 2), independent third-party valuations and borrower records, discounted as appropriate (Level 3).

At June 30, 2023, non-accrual loans totaling $63.5 million had estimated fair value of $47.3 million as a result of individual credit loss allowances of $16.2 million based on the most recent value of the collateral. Collateral dependent loans totaling $26.2 million had an estimated fair value of $19.3 million at December 31, 2022 as a result of individual credit loss allowances of $6.9 million.

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
The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	June 30, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$430,127	$430,127	$430,127	$—	$—
Residential mortgage loans held for sale	21,476	21,476	—	21,476	—
Available-for-sale debt securities	1,143,688	1,143,688	—	1,143,688	—
Held-to-maturity debt securities	247,814	208,662	—	208,662	—
Other investments	72,052	72,052	—	72,052	—
Loans, net of allowance	11,249,352	10,467,917	—	—	10,467,917
Interest rate swap agreements	18,286	18,286	—	18,286	—
Accrued interest receivable	42,388	42,388	42,388	—	—
Bank owned life insurance	156,874	156,874	—	156,874	—

Financial liabilities:
Time deposits	$2,815,761	$2,786,157	$—	$2,786,157	$—
Other deposits	8,143,161	8,143,161	8,143,161	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	374,510	374,510	—	374,510	—
Advances from FHLB	600,000	591,850	—	591,850	—
Subordinated debt	370,504	336,107	—	—	336,107
Interest rate swap agreements	18,286	18,286	—	18,286	—
Accrued interest payable	24,436	24,436	24,436	—	—

			Fair Value Measurements
	December 31, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$192,232	$192,232	$192,232	$—	$—
Residential mortgage loans held for sale	11,706	11,706	—	11,706	—
Investments available-for-sale	1,214,538	1,214,538	—	1,214,538	—
Held-to-maturity debt securities	259,452	220,123	—	220,123	—
Other investments	69,218	69,218	—	69,218	—
Loans, net of allowance	11,260,464	11,020,992	—	—	11,020,992
Interest rate swap agreements	18,596	18,596	—	18,596	—
Accrued interest receivable	41,172	41,172	41,172	—	—
Bank owned life insurance	153,016	153,016	—	153,016	—

Financial liabilities:
Time deposits	$2,118,262	$2,082,319	$—	$2,082,319	$—
Other deposits	8,835,159	8,835,159	8,835,159	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	321,967	321,967	—	321,967	—
Advances from FHLB	550,000	549,530	—	549,530	—
Subordinated debt	370,205	332,470	—	—	332,470
Interest rate swap agreements	18,596	18,596	—	18,596	—
Accrued interest payable	10,867	10,867	10,867	—	—

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

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank. Throughout this report, references to the
“Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Sandy Spring Bancorp, Inc. and its subsidiaries. “Bancorp” refers solely to the parent holding company, and the “Bank” refers solely to Bancorp’s subsidiary bank, Sandy Spring Bank. Bancorp is the bank holding company for the Bank, which is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At June 30, 2023, the Company had $14.0 billion in total assets, compared to $13.8 billion at December 31, 2022. Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

The Bank is a state-chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. Deposit accounts of the Bank are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Current Quarter Financial Overview
For the quarter ended June 30, 2023 we reported net income of $24.7 million ($0.55 per diluted common share), compared to net income of $54.8 million ($1.21 per diluted common share) for the second quarter of 2022 and $51.3 million ($1.14 per diluted common share) for the first quarter of 2023. The year-over-year decline in quarterly net income was mainly attributable to a $16.7 million gain earned during the prior year quarter associated with the sale of the Company's insurance segment. Excluding this one-time gain, the decrease in net income was due to lower net interest income and non-interest income along with higher non-interest expense. The decline in the current quarter's net income and core earnings compared to the previous quarter was the result of lower net interest income coupled with higher provision for credit losses and the rise in non-interest expense.

Current quarter core earnings were $27.1 million ($0.60 per diluted common share), compared to $52.3 million ($1.16 per diluted common share) for the quarter ended March 31, 2023 and $44.2 million ($0.98 per diluted common share) for the quarter ended June 30, 2022. Core earnings exclude the after-tax impact of amortization of intangibles, investment securities gains or losses and other non-recurring or extraordinary items. The causes of current quarter's decline of core earnings compared to the linked quarter were the same drivers that caused the decrease in net income.

The current quarter reflects the following:

•Total assets at June 30, 2023 remained stable at $14.0 billion compared to $14.1 billion at March 31, 2023.

•Total loans remained at $11.4 billion at June 30, 2023 compared to March 31, 2023. Total commercial real estate and business loans were level quarter-over-quarter, while residential mortgage loans grew 4% due to the migration of construction loans into the residential mortgage portfolio.

•Deposits decreased 1% to $11.0 billion at June 30, 2023 compared to $11.1 billion at March 31, 2023, as noninterest-bearing deposits declined 5%, primarily in commercial checking accounts, while interest-bearing deposits were relatively unchanged, as the 41% and 6% respective growth in savings accounts and time deposits was offset by the 9% decline in money market accounts.

•Total borrowings in the current quarter declined by $28.0 million or 2% over amounts at March 31, 2023. Fed funds purchased and FHLB advances decreased by $205.0 million and $150.0 million, respectively, which was partially offset by $300.0 million of borrowings through the Federal Reserve Bank's Bank Term Funding Program.

•Credit quality metrics remained at low levels during the current quarter compared to the previous quarter. The ratio of non-performing loans to total loans was 0.44% at June 30, 2023 compared to 0.41% at the previous quarter end and 0.40% at June 30, 2022.

•Net interest income for the second quarter of 2023 declined $6.8 million or 7% compared to the previous quarter and $15.5 million or 15% compared to the second quarter of 2022.

•The net interest margin was 2.73% for the second quarter of 2023 compared to 2.99% for the first quarter of 2023 and 3.49% for the second quarter of 2022. Rates paid on interest-bearing liabilities, driven by higher market rates, competition for deposits, and customer movement of excess funds out of noninterest-bearing accounts, outpaced the increase in the yields on interest-earning assets. Compared to the linked quarter, the rate paid on interest-bearing liabilities rose 44 basis points, while the yield on interest-earning assets increased 12 basis points, resulting in the quarterly margin compression of 26 basis points.

•Provision for credit losses directly attributable to the funded loan portfolio was a charge of $4.5 million for the current quarter compared to a credit to provision of $18.9 million in the previous quarter and a charge of $3.0 million in the prior year quarter. During the current quarter, the provision charge was mainly associated with an individual reserve established on one large commercial real estate relationship along with several charge-offs of non-accrual consumer loans. In addition, during the current quarter the Company recorded a provision charge of $0.6 million associated with unfunded loan commitments.

•Non-interest income for the second quarter of 2023 increased by 8% or $1.2 million compared to the linked quarter and declined by 51% or $18.1 million compared to the prior year quarter. Quarter-over-quarter increase was mainly driven by higher income from mortgage banking activities, BOLI income and service charges on deposit accounts. Year-over-year decrease was primarily a result of the sale of the Company's insurance segment during the second quarter of 2022 and the associated $16.7 million gain. Excluding this one-time gain, non-interest income declined by 7% or $1.4 million year-over-year due to lower insurance commission income as a result of the aforementioned sale of the Company's insurance segment and lower bank card fee income due to regulatory restrictions on transaction fees that became effective for the Company in the second half of 2022.

•Non-interest expense for the second quarter of 2023 increased $2.8 million or 4% compared to the first quarter of 2023 and $4.1 million or 6% compared to the prior year quarter. The current quarter's increase was mainly due to a higher compensation expense driven by $1.9 million of severance related expenses associated with staffing adjustments as a part of the broader cost control initiatives implemented by management during the current year.

•Return on average assets (“ROA”) for the quarter ended June 30, 2023 was 0.70% and return on average tangible common equity (“ROTCE”) was 8.93% compared to 1.49% and 19.10%, respectively, for the first quarter of 2023 and 1.69% and 20.83%, respectively, for the second quarter of 2022. On a non-GAAP basis, the current quarter's core ROA was 0.77% and core ROTCE was 9.43% compared to 1.52% and 19.11%, respectively, for the previous quarter and 1.37% and 16.49%, respectively, for the second quarter of 2022.

•The GAAP efficiency ratio was 64.22% for the second quarter of 2023, compared to 58.55% for the first quarter of 2023 and 46.03% for the second quarter of 2022. The non-GAAP efficiency ratio was 60.68% for the second quarter of 2023 compared to 56.87% for the first quarter of 2023 and 49.79% for the prior year quarter. The increase in both the GAAP and non-GAAP efficiency ratios (reflecting a decrease in efficiency) in the current quarter compared to the previous quarter and the second quarter of the prior year was the result of declines in net revenue from the prior periods coupled with the growth in non-interest expense.

Summary of Comparative Second Quarter Results

Balance Sheet and Credit Quality
Total assets increased 5% to $14.0 billion at June 30, 2023, as compared to $13.3 billion at June 30, 2022. At June 30, 2023, total loans were $11.4 billion, a 5% increase compared to $10.8 billion at June 30, 2022. Total commercial loans grew by $393.8 million or 4% during the past twelve months, predominantly in the investor real estate and commercial business segments. Year-over-year the total residential mortgage loan portfolio grew 21%, as a greater number of conventional 1-4 family mortgage and one-year ARM loans were retained to grow the portfolio. Reduced loan demand coupled with lower payoff activity during the current quarter resulted in the loan portfolio remaining level compared to the prior quarter. A modest decline in the commercial loan portfolio was offset by growth in the residential mortgage portfolio.

Deposits remained level from June 30, 2023 compared to June 30, 2022 at $11.0 billion. During the period, run-off of $1.0 billion in noninterest-bearing deposits, in combination with run-off of interest-bearing checking and money market deposits was offset by growth in savings and time deposits. The rotation into higher yielding accounts along with growth in brokered time deposits drove a 15% increase in interest-bearing deposits. Excluding the impact of the increase in brokered time deposits, total deposits declined 7%. Borrowings, primarily advances from the FHLB and borrowings through Federal Reserve Bank's Bank Term Funding Program, have increased by $614.4 million in reaction to the loan growth over the previous year and, more recently, to provide greater on-balance sheet liquidity.

The tangible common equity ratio increased to 8.51% of tangible assets at June 30, 2023, compared to 8.45% at June 30, 2022. This increase reflects the 6% growth in tangible common equity which exceeded the 5% growth in tangible common assets. During the period, the positive impact on tangible common equity was driven by the $82.3 million growth in retained earnings, partially offset by the $28.2 million increase in unrealized losses on available-for-sale securities. The increase in total assets over the preceding twelve months was predominantly due to loan growth. At June 30, 2023, our total risk-based capital ratio was 14.60%, with a common equity tier 1 risk-based capital ratio of 10.65%, a tier 1 risk-based capital ratio of 10.65%, and a tier 1 leverage ratio of 9.42%. All of these ratios remain in excess of the mandated minimum regulatory requirements.

Non-performing loans include non-accrual loans and accruing loans 90 days or more past due. Credit quality at June 30, 2023 compared to June 30, 2022 remained relatively stable, as the level of non-performing loans to total loans was 0.44% compared to 0.40%. These levels of non-performing loans compare to 0.41% for the prior quarter and continue to be indicative of continued stable credit quality during a period of significant loan growth and economic uncertainty. At June 30, 2023, non-performing loans totaled $49.5 million, compared to $43.5 million at June 30, 2022, and $47.2 million at March 31, 2023. Loans placed on non-accrual during the current quarter amounted to $9.3 million compared to $0.9 million for the prior year quarter and $19.7 million for the first quarter of 2023. We realized net charge-offs of $1.8 million for the second quarter of 2023, as compared to minimal recoveries for the second quarter of 2022 and $0.3 million in recoveries for the first quarter of 2023.

At June 30, 2023, the allowance for credit losses was $120.3 million or 1.06% of outstanding loans and 243% of non-performing loans, compared to $117.6 million or 1.03% of outstanding loans and 249% of non-performing loans at the end of the previous quarter and $113.7 million or 1.05% of outstanding loans and 261% of non-performing loans at the end of the second quarter of 2022. The increase in the allowance for the current quarter compared to the previous quarter mainly reflects an individual reserve recorded on a single commercial real estate relationship. A majority of the other assumptions within the allowance for credit losses were relatively unchanged at June 30, 2023 compared to March 31, 2023.

Quarterly Results of Operations
Net income was $24.7 million ($0.55 per diluted common share) for the three months ended June 30, 2023 compared to $54.8 million ($1.21 per diluted common share) for the prior year quarter. The year-over-year decline in quarterly net income was primarily attributable to a $16.7 million gain earned during the prior year quarter associated with the sale of the our insurance segment. Excluding this one-time gain, the decrease in net income was due to lower net interest income and non-interest income along with higher non-interest expense.

Net interest income decreased $15.5 million or 15% for the second quarter of 2023, compared to the second quarter of 2022, as the $44.2 million growth in interest income was more than offset by interest expense growth of $59.7 million. The provision for credit losses was $5.1 million for the second quarter of 2023 compared to $3.0 million for the second quarter of 2022. Non-interest income for the current quarter decreased by 51% or $18.1 million compared to the prior year quarter. Excluding the gain earned for the sale of the insurance segment, the comparative quarter decline was the cumulative result of the decrease in income from mortgage banking activities reflecting the impact of the economic environment, lower wealth management income driven by market performance, the decline in insurance commission income as a result of the disposition of our insurance business, and reduced bankcard income. Non-interest expense increased $4.1 million or 6% for the second quarter of 2023, compared to the prior year quarter driven primarily by increases in compensation and benefits, the FDIC insurance assessment and professional fees.

Results of Operations
For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

We recorded net income of $76.0 million for the six months ended June 30, 2023 compared to $98.7 million for the prior year. Core earnings were $79.4 million for the six months ended June 30, 2023 compared to $89.3 million for the prior year. Year-to-date net income and core earnings declined as a result of lower net interest income, as the growth in interest expense exceeded the increase in interest income, coupled with the decline in non-interest income and higher non-interest expense. The provision for credit losses for the current year-to-date was a credit of $16.5 million as compared to a charge to the provision of $4.7 million for the same period of 2022. Core earnings exclude the after-tax impact of amortization of intangibles, investment securities gains or losses and other non-recurring or extraordinary items. The prior year period's core earnings also exclude the gain from the disposal of our insurance business and the associated transaction costs. Pre-tax, pre-provision net income was $85.5 million for the six months ended June 30, 2023 compared to $136.1 million for the prior year period.

Net Interest Income
For the six months ended June 30, 2023, net interest income decreased $19.6 million compared to the prior year as a result of the $109.2 million increase in interest expense, partially offset by the $89.6 million increase in interest income. Interest expense growth was primarily due to the additional interest expense associated with money market and time deposit accounts and, to a lesser degree, FHLB and Federal Reserve Bank borrowings. Our net interest margin declined to 2.86% for the six months ended June 30, 2023, compared to 3.49% for the prior year, primarily as a result of higher funding cost due to the rising interest rate environment and market competition for deposits over the period. On a tax-equivalent basis, net interest income for the six months ended June 30, 2023 declined to $189.7 million compared to $209.3 million for the six months ended June 30, 2022 as a result of the aforementioned increase in interest expense. During the period, tax-equivalent interest and fees on loans increased $89.7 million or 40%, driven predominantly by commercial loans, offset by the $109.2 million increase in interest expense compared to the prior year period.

The following tables provide an analysis of net interest income performance that, for the comparative period, the average yield on earning assets improved 99 basis points while the average rate paid on interest-bearing liabilities rose 237 basis points, resulting in margin compression of 63 basis points.

Consolidated Average Balances, Yields and Rates

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$5,141,447	$116,585	4.57%	$4,367,400	$86,782	4.01%
Commercial owner-occupied real estate loans	1,771,369	40,173	4.57	1,705,562	37,842	4.47
Commercial AD&C loans	1,069,927	40,502	7.63	1,099,498	22,320	4.09
Commercial business loans	1,443,030	44,915	6.28	1,353,446	32,174	4.79
Total commercial loans	9,425,773	242,175	5.18	8,525,906	179,118	4.24
Residential mortgage loans	1,330,912	23,375	3.51	1,017,741	16,652	3.27
Residential construction loans	217,419	3,622	3.36	209,264	3,267	3.15
Consumer loans	423,711	15,912	7.57	422,929	7,581	3.61
Total residential and consumer loans	1,972,042	42,909	4.37	1,649,934	27,500	3.34
Total loans (2)	11,397,815	285,084	5.04	10,175,840	206,618	4.09
Loans held for sale	12,927	459	7.10	15,155	343	4.53
Taxable securities	1,293,626	13,856	2.14	1,180,168	8,737	1.48
Tax-advantaged securities	365,721	4,458	2.44	471,919	5,633	2.39
Total investment securities (3)	1,659,347	18,314	2.21	1,652,087	14,370	1.74
Interest-bearing deposits with banks	299,606	7,608	5.12	229,257	471	0.41
Federal funds sold	477	8	3.50	650	1	0.43
Total interest-earning assets	13,370,172	311,473	4.69	12,072,989	221,803	3.70

Less: allowance for credit losses - loans	(127,189)			(111,302)
Cash and due from banks	95,776			75,750
Premises and equipment, net	69,202			61,733
Other assets	614,403			685,870
Total assets	$14,022,364			$12,785,040

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,410,797	$6,236	0.89%	$1,494,809	$572	0.08%
Regular savings deposits	557,830	2,260	0.82	553,435	41	0.01
Money market savings deposits	3,170,010	43,854	2.79	3,401,641	2,122	0.13
Time deposits	2,541,784	39,763	3.15	1,355,615	3,353	0.50
Total interest-bearing deposits	7,680,421	92,113	2.42	6,805,500	6,088	0.18
Federal funds purchased and Federal Reserve Bank borrowings	246,354	6,090	4.99	49,271	181	0.74
Repurchase agreements	59,498	205	0.69	127,083	74	0.12
Advances from FHLB	676,823	15,423	4.60	1,915	17	1.74
Subordinated debentures	370,334	7,893	4.26	287,164	6,184	4.31
Total borrowings	1,353,009	29,611	4.41	465,433	6,456	2.80
Total interest-bearing liabilities	9,033,430	121,724	2.72	7,270,933	12,544	0.35

Noninterest-bearing demand deposits	3,308,256			3,880,919
Other liabilities	166,861			146,018
Stockholders' equity	1,513,817			1,487,170
Total liabilities and stockholders' equity	$14,022,364			$12,785,040

Tax-equivalent net interest income and spread		$189,749	1.97%		$209,259	3.35%
Less: tax-equivalent adjustment		1,976			1,858
Net interest income		$187,773			$207,401

Interest income/earning assets			4.69%			3.70%
Interest expense/earning assets			1.83			0.21
Net interest margin			2.86%			3.49%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.47% and 25.64% for 2023 and 2022, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $2.0 million and $1.9 million in 2023 and 2022, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise tax-equivalent net interest income:

	2023 vs. 2022			2022 vs. 2021
	Increase Or (Decrease)	Due to Change In Average:*		Increase Or (Decrease)	Due to Change In Average:*
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$29,803	$16,669	$13,134	$10,017	$14,359	$(4,342)
Commercial owner-occupied real estate loans	2,331	1,475	856	(198)	1,263	(1,461)
Commercial AD&C loans	18,182	(615)	18,797	1,105	613	492
Commercial business loans	12,741	2,235	10,506	(17,868)	(21,240)	3,372
Residential mortgage loans	6,723	5,428	1,295	(1,526)	(221)	(1,305)
Residential construction loans	355	131	224	99	516	(417)
Consumer loans	8,331	14	8,317	(1,147)	(1,054)	(93)
Loans held for sale	116	(56)	172	(743)	(1,143)	400
Taxable securities	5,119	908	4,211	465	1,513	(1,048)
Tax-exempt securities	(1,175)	(1,289)	114	226	131	95
Interest-bearing deposits with banks	7,137	186	6,951	378	25	353
Federal funds sold	7	—	7	1	—	1
Total tax-equivalent interest income	89,670	25,086	64,584	(9,191)	(5,238)	(3,953)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	5,664	(35)	5,699	110	40	70
Regular savings deposits	2,219	—	2,219	(81)	20	(101)
Money market savings deposits	41,732	(159)	41,891	(595)	9	(604)
Time deposits	36,410	5,159	31,251	(2,027)	(967)	(1,060)
Federal funds purchased and Federal Reserve Bank borrowings	5,909	2,426	3,483	168	12	156
Repurchase agreements	131	(59)	190	(9)	(9)	—
Advances from FHLB	15,406	15,333	73	(2,632)	(2,057)	(575)
Subordinated debentures	1,709	1,780	(71)	1,172	1,287	(115)
Total interest expense	109,180	24,445	84,735	(3,894)	(1,665)	(2,229)
Tax-equivalent net interest income	$(19,510)	$641	$(20,151)	$(5,297)	$(3,573)	$(1,724)
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's total tax-equivalent interest income increased 40% to $311.5 million for the first six months of 2023 compared to $221.8 million the prior year period as interest income increased in each of the earning asset categories led by the $63.1 million income growth on commercial loans and, to a lesser extent, the $15.4 million growth interest income from residential and consumer loans. Income from commercial loans was predominantly from investor real estate loans and, to a lesser degree, AD&C loans. Increases in interest income also occurred in interest-bearing deposits with banks and investment securities.

Average interest-earning assets rose 11% for the first half of 2023 compared to the first half of 2022 as average loans outstanding increased 12%. During the comparative period, total average commercial real estate loans grew 14% and commercial business loans rose 6%. Average residential mortgage loans increased 31% during the same time period as a greater number of one-year ARM loans were retained to grow the portfolio. Compared to the prior year, the yield on average loans increased 95 basis points. The average balance of the investment portfolio remained stable for the first six months of 2023 compared to the first six months of 2022, resulting in interest income from the investment securities portfolio increasing 27%, as a result of a 47 basis point increase in the yield. Composition of the average investment portfolio shifted to 78% in taxable securities in the current period, as compared to 71% for the prior year period.

The average yield on interest-earning assets grew to 4.69% for the first six month of 2023 compared to 3.70% for the prior year period. Average yields on loans and investment securities, driven by taxable investment yields, increased by 95 and 47 basis points, respectively, compared to the same period of the prior year, reflecting general market interest rates during the previous twelve months.

Interest Expense
For the first six months of 2023 interest expense increased $109.2 million compared to the first six months of 2022. The year-over-year increase was comprised of an $86.0 million increase in deposit interest expense and a $23.2 million increase in borrowing cost. These increases from period to period were driven by the increase in market interest rates coupled with the increase in average balances in deposits and borrowings. The impact of the rise in rates resulted in the average rate on interest-bearing liabilities for the year-to-date rising to 2.72% from 0.35% as compared to the prior year period. During this period, the average balance of time deposits grew significantly, a result of the increase in brokered time deposits to provide funding for loan growth and liquidity and, to a lesser degree, core time deposits, a result of the increase in rates offered on these products. Average noninterest-bearing deposits decreased to 30% of average deposits in the current period compared to 36% in the prior year’s first six months.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2023/2022	2023/2022
(Dollars in thousands)	2023	2022	$ Change	% Change
Securities gains	$—	$46	$(46)	N/M
Gain on disposal of assets	—	16,699	(16,699)	N/M
Service charges on deposit accounts	4,994	4,793	201	4.2
Mortgage banking activities	3,062	3,781	(719)	(19.0)
Wealth management income	18,023	18,435	(412)	(2.2)
Insurance agency commissions	—	2,927	(2,927)	N/M
Income from bank owned life insurance	2,158	1,498	660	44.1
Bank card fees	865	3,478	(2,613)	(75.1)
Other income	4,025	4,183	(158)	(3.8)
Total non-interest income	$33,127	$55,840	$(22,713)	(40.7)
 N/M - Not meaningful

For the six months ended June 30, 2023, non-interest income decreased 41% to $33.1 million compared to $55.8 million for 2022. During the prior year, Company realized a $16.7 million gain on the sale of its insurance segment. Excluding the gain, non-interest income decreased 15% or $6.0 million, driven by a $2.9 million decrease in insurance commissions, a $2.6 million decrease in bank card fees and a $0.7 million decrease in income from mortgage banking activities. The decline in income from mortgage banking activities is the result of the rising interest rate environment, which continues to limit home sales and refinancing activity. Insurance commission income declined as a result of the disposition of our insurance business during the second quarter of the prior year. Fees from bank cards diminished as a result of regulatory restrictions on transaction fees effective in the second half of the prior year. These decreases in non-interest income year-over-year were partially offset by a $0.7 million increase in BOLI mortality-related income.

Further detail of non-interest income activity for the first six months of 2023 versus 2022 is provided as follows:

•Service charges on deposit accounts increased 4% as the growth in service charge income on commercial demand deposit accounts increased 22% partially offset by the decline in ATM and returned check charges.
•Income from mortgage banking activities decreased 19% as a result of reduced origination and refinancing volume, the continued result of the increase in mortgage lending rates during the comparative period.
•Wealth management income, comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiaries decreased 2%. Overall, total assets under management increased to $5.7 billion at June 30, 2023 compared to $5.2 billion at June 30, 2022.
•Insurance agency commissions decreased 100% due to the sale of the Company's insurance business in June 2022.
•Bank-owned life insurance income increased 44% as a result of mortality related income in the second quarter of the current year.
•Bank card fee income declined 75% as a result of the impact of 2022 regulatory limitations on interchange fees effective for the Company at June 30, 2022.
•Other income decreased by 4% or $0.2 million, the result of the decline in credit-related fees.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2023/2022	2023/2022
(Dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$79,857	$78,923	$934	1.2%
Occupancy expense of premises	9,611	9,768	(157)	(1.6)
Equipment expense	7,877	7,095	782	11.0
Marketing	3,132	2,473	659	26.6
Outside data services	5,367	4,983	384	7.7
FDIC insurance	4,513	2,062	2,451	118.9
Amortization of intangible assets	2,575	2,974	(399)	(13.4)
Merger, acquisition and disposal expense	—	1,067	(1,067)	N/M
Professional fees and services	7,845	4,389	3,456	78.7
Other expenses	14,664	13,404	1,260	9.4
Total non-interest expense	$135,441	$127,138	$8,303	6.5
 N/M - not meaningful

Non-interest expense increased 7% to $135.4 million for the six months ended June 30, 2023, compared to $127.1 million for 2022. The drivers of the increase in non-interest expense were a $3.5 million increase in professional fees, a $2.5 million increase in FDIC insurance, a $1.2 million increase in software expenses, a $0.9 million increase in compensation and benefits, and a $0.7 million increase in marketing expense. Year-over-year increases in both professional fees and software expenses were mainly associated with the Company's investments in technology.

Further detail by category of non-interest expense activity for the first six months of 2023 versus 2022 is provided as follows:

•Salaries and employee benefits, the largest component of non-interest expense, increased 1% or $0.9 million. This increase was driven by the impact of severance related expenses associated with staffing adjustments in the second quarter of the current year.
•Combined occupancy and equipment expenses increased 4% due to higher software costs.
•Marketing expense increased 27% as a result of advertising costs focused on deposit gathering efforts.
•Outside data services expense increased 8% due to the increase in volume-based components of contractual-based services.
•FDIC insurance increased 119% for 2023 as a result of the increase in the assessment rate imposed by the FDIC on all banks beginning in the first quarter of 2023.
•Amortization of intangible assets decreased as a result of the decline in the core deposit intangible amortization of the asset recognized on previous acquisitions.
•Professional fees and services grew 79% as a result of an increase in utilization of IT consulting services to assist in the implementation of enhanced data capabilities and various other software platforms.
•Other non-interest expenses increased $1.3 million due a variety of miscellaneous operating costs.

Income Taxes
The Company had income tax expense of $25.9 million in the first six months of 2023, compared to income tax expense of $32.7 million in the first six months of 2022, as a result of the decrease in current year-to-date pre-tax earnings compared to the prior year's pre-tax earnings. The effective tax rate for the first half of 2023 was 25.4%, compared to a tax rate of 24.9% for the same period in 2022. The increase in the current year's effective tax rate is the result of pre-tax income containing a greater proportion of taxable income compared to the prior year period.

Operating Expense Performance
Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management. The ratio expresses the level of non-interest expense as a percentage of total revenue (net interest income plus total non-interest income). Lower ratios indicate improved productivity.

Non-GAAP Financial Measures
In addition, we also use a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional efficiency ratio better focuses attention on the operating performance over time than does a GAAP efficiency ratio, and is highly useful in comparing period-to-period operating performance of our core business operations. It is used by management as part of its assessment of its performance in managing non-interest expense. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the non-GAAP efficiency ratio used by us may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes merger, acquisition and disposal expense, the amortization of intangibles, and other non-core expenses, such as severance expense or contingent payment expense. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes gain on disposal of assets and securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). For the six months ended June 30, 2023, the GAAP efficiency ratio was 61.31% compared to 48.30% for the same period in 2022. The current period's erosion in the GAAP efficiency ratio compared to the prior year period is directly related to the decline in revenues and the rise in non-interest expense during the period. The non-GAAP efficiency ratio for the current year was 58.73% compared to 49.57% for the prior year. The current year’s non-GAAP efficiency ratio compared to the prior year indicates a decline in efficiency and is the result of the 10% decrease in non-GAAP revenue combined with the 6% growth in non-GAAP non-interest expense.

In addition, we use pre-tax, pre-provision net income, as a measure of the level of certain recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding/ (subtracting) the provision (credit) for credit losses and the provision for income taxes back to/from net income. This metric declined for the first six months of 2023 compared to the same period for 2022, due primarily to the decline in net interest income and non-interest income coupled with the increase in non-interest expense.

We have presented core earnings, core earnings per share, core return on average assets ("core ROA") and core return on average tangible common equity ("core ROTCE") in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Core earnings reflect net income exclusive of merger, acquisition and disposal expense, amortization of intangible assets, severance expense, contingent payment expense, gain on disposal of assets and investment securities gains, in each case net of tax. Core earnings were $79.4 million ($1.77 per diluted common share) for the six months ended June 30, 2023, compared to $89.3 million ($1.97 per diluted common share) for the six months ended June 30, 2022. Average tangible assets and average tangible common equity represents average assets and average stockholders’ equity, respectively, adjusted for average goodwill and average intangible assets. The ROA for the first six months of 2023 was 1.09% compared to 1.56% for the same period of the prior year. For the six months ended June 30, 2023, the non-GAAP core ROA was 1.14% compared to 1.41% for the same period in the prior year. ROTCE was 13.88% for the first six months of 2023 compared to 18.62% for the first six months of 2022. The non-GAAP core ROTCE was 14.15% for the first six months of 2023 compared to 16.47% for the first six months of 2022.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Pre-tax pre-provision net income:
Net income	$75,998	$98,735
Plus/ (less) non-GAAP adjustments:
Income tax expense	25,942	32,687
Provision/ (credit) for credit losses	(16,481)	4,681
Pre-tax pre-provision net income	$85,459	$136,103

Efficiency ratio (GAAP):
Non-interest expense	$135,441	$127,138

Net interest income plus non-interest income	$220,900	$263,241

Efficiency ratio (GAAP)	61.31%	48.30%

Efficiency ratio (non-GAAP):
Non-interest expense	$135,441	$127,138
Less non-GAAP adjustments:
Amortization of intangible assets	2,575	2,974
Merger, acquisition and disposal expense	—	1,067
Severance expense	1,939	—
Contingent payment expense	36	—
Non-interest expense - as adjusted	$130,891	$123,097

Net interest income plus non-interest income	$220,900	$263,241
Plus non-GAAP adjustment:
Tax-equivalent income	1,976	1,858
Less non-GAAP adjustment:
Securities gains	—	46
Gain on disposal of assets	—	16,699
Net interest income plus non-interest income - as adjusted	$222,876	$248,354

Efficiency ratio (non-GAAP)	58.73%	49.57%

GAAP and Non-GAAP Performance Ratios

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Core earnings (non-GAAP):
Net income	$75,998	$98,735
Plus/ (less) non-GAAP adjustments (net of tax):
Merger, acquisition and disposal expense	—	793
Amortization of intangible assets	1,919	2,211
Severance expense	1,445	—
Gain on disposal of assets	—	(12,417)
Investment securities gains	—	(34)
Contingent payment expense	27	—
Core earnings (non-GAAP)	$79,389	$89,288

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	44,876,873	45,223,086

Earnings per diluted common share (GAAP)	$1.69	$2.17
Core earnings per diluted common share (non-GAAP)	$1.77	$1.97

Core return on average assets (non-GAAP):
Average assets (GAAP)	$14,022,364	$12,785,040

Return on average assets (GAAP)	1.09%	1.56%
Core return on average assets (non-GAAP)	1.14%	1.41%

Return/ Core return on average tangible common equity (non-GAAP):
Net Income (GAAP)	$75,998	$98,735
Plus: Amortization of intangible assets (net of tax)	1,919	2,211
Net income before amortization of intangible assets	$77,917	$100,946

Core return on average tangible common equity (non-GAAP):
Average assets (GAAP)	$14,022,364	$12,785,040
Average goodwill	(363,436)	(369,098)
Average other intangible assets, net	(18,724)	(24,580)
Average tangible assets (non-GAAP)	$13,640,204	$12,391,362

Average total stockholders' equity (GAAP)	$1,513,817	$1,487,170
Average goodwill	(363,436)	(369,098)
Average other intangible assets, net	(18,724)	(24,580)
Average tangible common equity (non-GAAP)	$1,131,657	$1,093,492

Return on average tangible common equity (non-GAAP)	13.88%	18.62%
Core return on average tangible common equity (non-GAAP)	14.15%	16.47%

Average tangible common equity to average tangible assets (non-GAAP)	8.30%	8.82%

Results of Operations
For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Net income was $24.7 million ($0.55 per diluted common share) for the three months ended June 30, 2023 compared to $54.8 million ($1.21 per diluted common share) for the prior year quarter. Current quarter's core earnings were $27.1 million ($0.60 per diluted common share), compared to $44.2 million ($0.98 per diluted common share) for the quarter ended June 30, 2022. The year-over-year decline in quarterly net income was mainly attributable to a $16.7 million gain earned during the prior year quarter associated with the sale of the Company's insurance segment. Excluding this gain, the decrease in net income was due to lower net interest income and non-interest income along with higher non-interest expense. Net interest income was adversely affected by rising interest rates over the previous twelve months as interest income growth from loan production was more than offset by rising interest expense. Non-interest income decreased as a result of the combination of lower mortgage banking income, reduced wealth management income, the impact of the sale of our insurance business in the prior year which reduced commission income, and lower bankcard fees resulting from the implementation of applicable regulations. Non-interest expense increased 6% driven by compensation costs, FDIC insurance and professional fees in the current quarter compared to the prior year quarter.

Net Interest Income
Net interest income for the second quarter of 2023 decreased $15.5 million or 15% compared to the second quarter of 2022, driven by higher interest expense, a result of higher funding costs, which outpaced growth in interest income. During the past twelve months, loan growth coupled with the rising interest rate environment was primarily responsible for a $44.3 million increase in interest income. This growth in interest income was more than offset by the $59.7 million growth in interest expense as funding costs have also risen in response to the rising rate environment and significant competition for deposits. Interest income growth occurred in all categories of commercial loans and, to a lesser degree, in residential mortgage loans, consumer loans and investment securities. Interest expense grew primarily due to time and money market deposits, as well as the higher cost of borrowings in the current year period compared to the same period of the prior year.

The net interest margin was 2.73% for the second quarter of 2023 compared to 3.49% for the second quarter of 2022. The contraction of the net interest margin for the current quarter was due to the higher rate paid on interest-bearing liabilities, which outpaced the increase in the yield on interest-earning assets. The overall rate and yield increases were driven by the multiple federal funds rate increases that occurred over the preceding twelve months coupled with the competition for deposits in the market, and customer movement of excess funds out of noninterest-bearing accounts into higher yielding products. As compared to the prior year quarter, the yield on interest-earning assets increased 100 basis points, while the rate paid on interest-bearing liabilities rose 250 basis points resulting in the margin compression of 76 basis points. During the comparative period, average interest-earning assets increased by 9% and average interest-bearing liabilities grew by 25%.

At June 30, 2023 and 2022, average total loans comprised 85% of average interest-earning assets for each of the comparative quarters of with an average yield of 5.09% and 4.12%, respectively. In addition, the average yield on investment securities increased to 2.22% for the current quarter compared to 1.83% for the prior year quarter. These portfolio yield movements resulted in the rise in the overall average yield on interest-earning assets to 4.75% at June 30, 2023 from 3.75% at June 30, 2022.

The average rate paid on average interest-bearing liabilities grew by 250 basis points as the average rate paid increased from 0.43% for the second quarter of 2022 to 2.93% for the second quarter of 2023 driven by the 242 basis point increase in the average rate paid on interest-bearing deposits coupled with the 143 basis point increase in the average rate paid on borrowings. The increase in the average rate paid on interest-bearing deposits was driven by increases in rates paid in all deposit categories, while the rise in the average rate paid on borrowings reflects the impact of the use of advances from the FHLB and borrowings from the Federal Reserve Bank through the Bank Term Funding Program, which funded loan growth and provided liquidity over the previous twelve months. Average interest-bearing deposits increased 14% for the current quarter compared to the same period for the prior year, driven by a 92% increase in average time deposits, predominantly brokered time deposits. The percentage of average noninterest-bearing deposits to total average deposits decreased to 29% in the current quarter compared to 37% in the second quarter of 2022 due to the decline in commercial checking deposit balances.

Consolidated Average Balances, Yields and Rates
	Three Months Ended June 30,
	2023			2022
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$5,146,632	$58,784	4.58%	$4,512,937	$45,148	4.01%
Commercial owner-occupied real estate loans	1,773,039	20,575	4.65	1,727,325	19,410	4.51
Commercial AD&C loans	1,057,205	20,663	7.84	1,096,369	11,727	4.29
Commercial business loans	1,441,489	22,715	6.32	1,334,350	15,820	4.76
Total commercial loans	9,418,365	122,737	5.23	8,670,981	92,105	4.26
Residential mortgage loans	1,353,809	11,957	3.53	1,070,836	8,878	3.32
Residential construction loans	211,590	1,808	3.43	221,031	1,710	3.10
Consumer loans	423,306	8,325	7.89	421,022	3,992	3.80
Total residential and consumer loans	1,988,705	22,090	4.45	1,712,889	14,580	3.41
Total loans (2)	11,407,070	144,827	5.09	10,383,870	106,685	4.12
Loans held for sale	17,480	307	7.04	12,744	145	4.56
Taxable securities	1,289,529	6,848	2.12	1,195,129	4,630	1.55
Tax-advantaged securities	349,795	2,248	2.57	491,052	3,082	2.51
Total investment securities (3)	1,639,324	9,096	2.22	1,686,181	7,712	1.83
Interest-bearing deposits with banks	359,093	4,922	5.50	200,560	358	0.72
Federal funds sold	622	4	2.87	479	1	0.81
Total interest-earning assets	13,423,589	159,156	4.75	12,283,834	114,901	3.75

Less: allowance for credit losses - loans	(117,587)			(112,656)
Cash and due from banks	96,487			84,931
Premises and equipment, net	70,691			62,422
Other assets	621,473			673,161
Total assets	$14,094,653			$12,991,692

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,439,418	$3,606	1.00%	$1,488,034	$414	0.11%
Regular savings deposits	609,721	1,897	1.25	559,906	22	0.02
Money market savings deposits	3,041,652	22,516	2.97	3,376,742	1,497	0.18
Time deposits	2,699,276	23,306	3.46	1,402,777	1,862	0.53
Total interest-bearing deposits	7,790,067	51,325	2.64	6,827,459	3,795	0.22
Federal funds purchased and Federal Reserve Bank borrowings	320,661	4,007	5.01	53,055	166	1.26
Repurchase agreements	58,382	184	1.26	122,728	35	0.11
Advances from FHLB	718,132	8,216	4.59	3,809	17	1.74
Subordinated debentures	370,410	3,947	4.26	369,994	3,946	4.27
Total borrowings	1,467,585	16,354	4.47	549,586	4,164	3.04
Total interest-bearing liabilities	9,257,652	67,679	2.93	7,377,045	7,959	0.43

Noninterest-bearing demand deposits	3,137,971			4,001,762
Other liabilities	163,565			144,849
Stockholders' equity	1,535,465			1,468,036
Total liabilities and stockholders' equity	$14,094,653			$12,991,692

Tax-equivalent net interest income and spread		$91,477	1.82%		$106,942	3.32%
Less: tax-equivalent adjustment		1,006			992
Net interest income		$90,471			$105,950

Interest income/earning assets			4.75%			3.75%
Interest expense/earning assets			2.02			0.26
Net interest margin			2.73%			3.49%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.47% and 25.64% for 2023 and 2022, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.0 million and $1.0 million in 2023 and 2022, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Interest Income
Total tax-equivalent interest income increased $44.3 million for the second quarter of 2023 compared to the prior year quarter as interest income increased in every major earning asset category led by the increase in commercial loan income growth of $30.6 million. During the comparative period, average interest-earning assets rose 9% over the prior year quarter as average total loans grew 10% and average investment securities declined 3%. Over the past twelve months, average total mortgage loans increased 21%, while average consumer loans stayed relatively unchanged.

The average yield on interest-earning assets improved to 4.75% for the current quarter compared to 3.75% for the same period of the prior year. Average yields on loans and investment securities for the current quarter increased by 97 and 39 basis points, respectively, compared to the prior year quarter, reflecting general market interest rates during the previous twelve months. The increase in the yield on investments was driven primarily by the increase in yields on taxable investments during the period.

Interest Expense
Interest expense increased $59.7 million in the second quarter of 2023 compared to the second quarter of 2022. The increase from period to period was driven by the increase in market interest rates coupled with the increase in average balances in interest-bearing deposits and borrowings. The impact of the rise in rates resulted in the average rate on interest-bearing liabilities for the current quarter rising to 2.93% from 0.43% for the prior year quarter. During this period, total average balance of time deposits grew significantly, a result of the increase in brokered time deposits to provide funding for loan growth and liquidity and, to a lesser degree, core time deposits, a result of the increase in rates offered on these products.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2023/2022	2023/2022
(Dollars in thousands)	2023	2022	$ Change	% Change
Securities gains	$—	$38	$(38)	N/M
Gain on disposal of assets	—	16,699	(16,699)	N/M
Service charges on deposit accounts	2,606	2,467	139	5.6
Mortgage banking activities	1,817	1,483	334	22.5
Wealth management income	9,031	9,098	(67)	(0.7)
Insurance agency commissions	—	812	(812)	N/M
Income from bank owned life insurance	1,251	703	548	78.0
Bank card fees	447	1,810	(1,363)	(75.3)
Other income	2,024	2,135	(111)	(5.2)
Total non-interest income	$17,176	$35,245	$(18,069)	(51.3)
N/M - Not meaningful

Total non-interest income for the second quarter of 2023 declined by 51% or $18.1 million compared to the prior year quarter. The year-over-year decrease was primarily a result of a sale of the Company's insurance segment during the second quarter of 2022 and the associated $16.7 million gain on sale. Excluding this one-time gain on sale, non-interest income declined by 7% or $1.4 million from the prior year quarter due to the absence of insurance commissions income as a result of the aforementioned sale and lower bank card income due to regulatory restrictions on transaction fees. Those declines were partially offset by the increases in mortgage banking and BOLI income.

Further detail by category of non-interest income activity for the second quarter of 2023 versus the second quarter of 2022 is provided as follows:

•Service charges on deposit accounts increased 6% as commercial service charges increased 25%, partially offset by a decline in ATM and return check charges.
•Income from mortgage banking activities increased by $0.3 million or 23% reflecting increased gains realized on greater sales volumes in the current period.
•Wealth management income declined 1% in the second quarter of 2023 compared to the second quarter of 2022. Overall total assets under management increased to $5.7 billion at June 30, 2023 compared to $5.2 billion at June 30, 2022.
•Income from bank owned life insurance grew 78% as a result of mortality related income during the current quarter.
•Bank card income decreased 75% as a result of the impact of 2022 regulatory limitations on interchange fees effective for the Company at June 30, 2022.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2023/2022	2023/2022
(Dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$40,931	$39,550	$1,381	3.5%
Occupancy expense of premises	4,764	4,734	30	0.6
Equipment expense	3,760	3,559	201	5.6
Marketing	1,589	1,280	309	24.1
Outside data services	2,853	2,564	289	11.3
FDIC insurance	2,375	1,078	1,297	120.3
Amortization of intangible assets	1,269	1,466	(197)	(13.4)
Merger, acquisition and disposal expense	—	1,067	(1,067)	N/M
Professional fees and services	4,161	2,372	1,789	75.4
Other expenses	7,434	7,321	113	1.5
Total non-interest expense	$69,136	$64,991	$4,145	6.4
N/M - Not meaningful

Total non-interest expense for the second quarter of 2023 increased $4.1 million or 6% compared to the second quarter of 2022. The quarterly increase in non-interest expense is mainly attributable to higher compensation and benefits costs associated with $1.9 million of severance expenses related to staffing adjustments made during the current quarter as a part of the broader cost control initiatives implemented by management during the current year. Higher non-interest expense for the current quarter, as compared to the prior year quarter, was also due to higher FDIC insurance expense, higher professional and service fees related to the Company's investments in technology projects, and higher marketing expense associated with targeted advertising campaigns aimed at growing deposit relationships.

Further detail by category of non-expense income activity for the second quarter of 2023 versus the second quarter of 2022 is provided as follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased $1.4 million or 3% as a result of severance expenses related to staffing adjustments made during the current quarter.
•Occupancy and equipment expenses for the quarter increased a combined 3% as a result of increased software amortization and related expenses.
•FDIC insurance expense increased $1.3 million as a result of a higher assessment rate imposed by the FDIC on all banks effective beginning the first quarter of 2023.
•Professional fees and services increased 75% primarily due to the increase in utilization of IT consulting services.
•Amortization of intangible assets decreased primarily as a result of the decline in the amortization expense for the core deposit intangible asset recognized from previous acquisitions.
•Other non-interest expense increased 2% primarily as a result of a variety of operating costs.

Income Taxes
Income tax expense was $8.7 million in the second quarter of 2023 compared to income tax expense of $18.4 million in the second quarter of 2022. The resulting effective tax rate was 26.0% for the second quarter of 2023 compared to an effective tax rate of 25.1% for the second quarter of 2022. The increase in the current year's effective tax rate is the result of pre-tax income containing a greater proportion of taxable income compared to the prior year period.

Non-GAAP Financial Measures

The GAAP efficiency ratio in the second quarter of 2023 was 64.22% compared to 46.03% for the second quarter of 2022. The non-GAAP efficiency ratio was 60.68% in the second quarter of 2023 compared to 49.79% in the second quarter of 2022. The increase in both the GAAP and non-GAAP efficiency ratios (reflecting a decrease in efficiency) in the current quarter compared to the first quarter of the prior year were the result of declines in net revenue from the prior periods coupled with the growth in non-interest expense. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table.

Pre-tax pre-provision net income decreased 49% for the current quarter compared to the prior year quarter due to the combined impact of the declines in net revenues coupled with the increase in non-interest expense. A major contributor to the prior year quarter's net revenues was the $16.7 million gain associated with the sale of our insurance segment. Excluding the gain, pre-tax pre-provision declined 35% in the current quarter compared to the prior year quarter.

Current quarter core earnings were $27.1 million ($0.60 per diluted common share), compared to $44.2 million ($0.98 per diluted common share) for the quarter ended June 30, 2022. Return on average assets for the quarter ended June 30, 2023 was 0.70% and return on average tangible common equity was 8.93% compared to 1.69% and 20.83%, respectively, for the second quarter of 2022. On a non-GAAP basis, the current quarter's core ROA was 0.77% and core ROTCE was 9.43% compared to core ROA of 1.37% and core ROTCE of 16.49% for the second quarter of 2022.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022
Pre-tax pre-provision net income:
Net income	$24,745	$54,800
Plus/ (less) non-GAAP adjustments:
Income tax expense	8,711	18,358
Provision/ (credit) for credit losses	5,055	3,046
Pre-tax pre-provision net income	$38,511	$76,204

Efficiency ratio (GAAP):
Non-interest expense	$69,136	$64,991

Net interest income plus non-interest income	$107,647	$141,195

Efficiency ratio (GAAP)	64.22%	46.03%

Efficiency ratio (non-GAAP):
Non-interest expense	$69,136	$64,991
Less/ (plus) non-GAAP adjustments:
Amortization of intangible assets	1,269	1,466
Merger, acquisition and disposal expense	—	1,067
Severance expense	1,939	—
Non-interest expense - as adjusted	$65,928	$62,458

Net interest income plus non-interest income	$107,647	$141,195
Plus non-GAAP adjustment:
Tax-equivalent income	1,006	992
Less non-GAAP adjustment:
Securities gains	—	38
Gain on disposal of assets	—	16,699
Net interest income plus non-interest income - as adjusted	$108,653	$125,450

Efficiency ratio (non-GAAP)	60.68%	49.79%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022
Core earnings (non-GAAP):
Net income (GAAP)	$24,745	$54,800
Plus/ (less) non-GAAP adjustments (net of tax):
Merger, acquisition and disposal expense	—	793
Amortization of intangible assets	946	1,090
Severance expense	1,445	—
Gain on disposal of assets	—	(12,417)
Investment securities gains	—	(28)
Core earnings (non-GAAP)	$27,136	$44,238

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	44,888,759	45,111,693

Earnings per diluted common share (GAAP)	$0.55	$1.21
Core earnings per diluted common share (non-GAAP)	$0.60	$0.98

Core return on average assets (non-GAAP):
Average assets (GAAP)	$14,094,653	$12,991,692

Return on average assets (GAAP)	0.70%	1.69%
Core return on average assets (non-GAAP)	0.77%	1.37%

Return/ Core return on average tangible common equity (non-GAAP):
Net Income (GAAP)	$24,745	$54,800
Plus: Amortization of intangible assets (net of tax)	946	1,090
Net income before amortization of intangible assets	$25,691	$55,890

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,535,465	$1,468,036
Average goodwill	(363,436)	(367,986)
Average other intangible assets, net	(18,074)	(23,801)
Average tangible common equity (non-GAAP)	$1,153,955	$1,076,249

Return on average tangible common equity (non-GAAP)	8.93%	20.83%
Core return on average tangible common equity (non-GAAP)	9.43%	16.49%

Average tangible common equity to average tangible assets (non-GAAP)	8.41%	8.54%

FINANCIAL CONDITION
Total assets at June 30, 2023 increased 1% to $14.0 billion compared to $13.8 billion at December 31, 2022. Total loan and deposit balances remained relatively flat compared to year-end 2022. During the first six months of 2023, total loans remained relatively stable at $11.4 billion compared to December 31, 2022 as a result of reduced loan demand and lower payoff activity. Deposits remained level at $11.0 billion at June 30, 2023 compared to December 31, 2022. The availability of competitive high yields in savings and time products, in addition to short-term debt securities, led to noninterest-bearing deposits declining 16%. This run-off was compensated by offering higher yielding accounts along with growth in brokered time deposits resulting in an 8% increase in interest-bearing deposits. As part of the strategy for mitigating deposit outflows we provided access to reciprocal deposit arrangements, which provides FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. These deposits increased $386.0 million or 82% during the first six months of 2023. The loan to deposit ratio declined to 103.7% at June 30, 2023 from 104.0% at December 31, 2022.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	June 30, 2023		December 31, 2022		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial investor real estate	$5,131,210	45.1%	$5,130,094	45.0%	$1,116	N/M
Commercial owner-occupied real estate	1,770,135	15.6	1,775,037	15.5	(4,902)	(0.3)
Commercial AD&C	1,045,742	9.2	1,090,028	9.6	(44,286)	(4.1)
Commercial business	1,423,614	12.5	1,455,885	12.8	(32,271)	(2.2)
Total commercial loans	9,370,701	82.4	9,451,044	82.9	(80,343)	(0.9)
Residential real estate:
Residential mortgage	1,385,743	12.2	1,287,933	11.3	97,810	7.6
Residential construction	190,690	1.7	224,772	2.0	(34,082)	(15.2)
Consumer	422,505	3.7	432,957	3.8	(10,452)	(2.4)
Total residential and consumer loans	1,998,938	17.6	1,945,662	17.1	53,276	2.7
Total loans	$11,369,639	100.0%	$11,396,706	100.0%	$(27,067)	(0.2)
N/M - Not meaningful

Total loans remained flat at June 30, 2023 compared to December 31, 2022. The individual loan portfolios remained relatively stable during the period with most of the portfolios reflecting modest declines while residential mortgage portfolios experienced growth. Overall, the lack of loan demand combined with lower payoff activity during the first six months of 2023, as a result of the interest rate environment, resulted in the reduction of loan growth compared to the prior quarter.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	June 30, 2023		December 31, 2022		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Available-for-sale debt securities:
U.S. treasuries and government agencies	$94,345	6.5%	$93,622	6.1%	$723	0.8%
State and municipal	268,251	18.3	265,997	17.2	2,254	0.8
Mortgage-backed and asset-backed	781,092	53.4	854,919	55.4	(73,827)	(8.6)
Total available-for-sale debt securities	1,143,688	78.2	1,214,538	78.7	(70,850)	(5.8)

Held-to-maturity debt securities:
Mortgage-backed and asset-backed	247,814	16.9	259,452	16.8	(11,638)	(4.5)
Total held-to-maturity debt securities	247,814	16.9	259,452	16.8	(11,638)	(4.5)

Other investments:
Federal Reserve Bank stock	38,961	2.7	38,873	2.6	88	0.2
Federal Home Loan Bank of Atlanta stock	32,414	2.2	29,668	1.9	2,746	9.3
Other	677	—	677	—	—	—
Total other investments	72,052	4.9	69,218	4.5	2,834	4.1
Total securities	$1,463,554	100.0%	$1,543,208	100.0%	$(79,654)	(5.2)

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. At June 30, 2023, 96% of the investment portfolio was invested in Aaa/AAA or Aa/AA-rated securities. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. The duration of the portfolio decreased to 4.6 years at June 30, 2023 compared to 4.8 years at December 31, 2022. The portfolio possesses low credit risk and provides a source of liquidity necessary to meet loan and operational demands. Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at June 30, 2023 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at June 30, 2023. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

Other Earning Assets
Residential mortgage loans held for sale increased to $21.5 million at June 30, 2023, compared to $11.7 million at December 31, 2022, as a result of the associated timing of origination and sales volume that has occurred during the period. We continue to sell a portion of our mortgage loan production in the secondary market. The aggregate of interest-bearing deposits with banks and federal funds sold increased by $229.6 million at June 30, 2023 compared to December 31, 2022, as management increased on-balance sheet liquidity.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	June 30, 2023		December 31, 2022		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$3,079,896	28.1%	$3,673,300	33.5%	$(593,404)	(16.2)%
Interest-bearing deposits:
Demand	1,413,027	12.9	1,435,454	13.1	(22,427)	(1.6)
Money market savings	2,918,253	26.6	3,213,045	29.4	(294,792)	(9.2)
Regular savings	731,985	6.7	513,360	4.7	218,625	42.6
Time deposits of less than $250,000	2,293,858	20.9	1,644,645	15.0	649,213	39.5
Time deposits of $250,000 or more	521,903	4.8	473,617	4.3	48,286	10.2
Total interest-bearing deposits	7,879,026	71.9	7,280,121	66.5	598,905	8.2
Total deposits	$10,958,922	100.0%	$10,953,421	100.0%	$5,501	0.1

Deposits and Borrowings
Deposits remained at $11.0 billion at June 30, 2023 compared to December 31, 2022. Core deposits, which exclude brokered relationships, represented 88% of total deposits at the end of the current quarter as compared to 92% at December 31, 2022, reflecting the stability of the core deposit base. At June 30, 2023, retail accounts represented 41% of core deposits while business accounts accounted for 59% of core deposits. No single commercial or retail client represented more than two percent of total deposits at the end of the current period. Total uninsured deposits, including pass-through insured deposits, represented approximately 30% of total deposits at June 30, 2023. Commercial accounts represented 77% of uninsured deposits, while retail accounts accounted for 23% of the uninsured deposit total. The commercial deposit mix continues to be well diversified with no significant concentration in one particular industry or single client.

The availability of high yields in savings products and short-term debt securities during the current quarter resulted in noninterest-bearing deposits declining 16%. Client deployment of noninterest-bearing deposits into higher yielding accounts, along with growth in brokered time deposits, drove an 8% increase in interest-bearing deposits. The Company established strategies to mitigate outflows of uninsured deposits by providing reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. Excluding the increase in brokered time deposits during the current quarter, total deposits declined 4%.

Total borrowings in the current quarter increased by $102.8 million over amounts at December 31, 2022 as management bolstered on-balance sheet liquidity. During the period, the $260.0 million reduction in federal funds purchased was replaced by $300.0 million of borrowings through the Federal Reserve Bank's Bank Term Funding Program.

At June 30, 2023, contingent liquidity, which consists of available FHLB borrowings, available funds through the Federal Reserve Bank's discount window and the Bank Term Funding Program, as well as excess cash and unpledged investment securities totaled $4.4 billion or 132% of uninsured deposits. In addition, the Company also had $1.0 billion in available fed funds, which provided total coverage of 163% of uninsured deposits.

Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity remained at $1.5 billion at June 30, 2023 compared to at December 31, 2022. During this period, stockholders' equity increased $55.3 million from net income net of dividends paid, coupled with a decline in the accumulated other comprehensive loss during the period of $6.3 million.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Regulatory Requirements
	June 30, 2023	December 31, 2022
Tier 1 leverage	9.42%	9.33%	4.00%

Common equity tier 1 capital to risk-weighted assets	10.65%	10.23%	4.50%

Tier 1 capital to risk-weighted assets	10.65%	10.23%	6.00%

Total capital to risk-weighted assets	14.60%	14.20%	8.00%

As of June 30, 2023, the most recent notification from our primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Our total capital ratio increased at June 30, 2023 from December 31, 2022 as a result of an increase in Tier 1 capital from earnings while risk weighted assets decreased as loan balances remained flat from December 31, 2022. The Tier 1 ratios and the leverage ratio also improved due to the growth of Tier 1 capital. During 2020, the Company elected to apply the provisions of the CECL deferral transition in the determination of its risk-based capital ratios. At June 30, 2023, the impact of the application of this deferral transition provided an additional $5.8 million in Tier 1 capital and resulted in raising the common equity Tier 1 ratio by five basis points.

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

Tangible common equity increased to 8.51% of tangible assets at June 30, 2023, compared to 8.18% at December 31, 2022. This increase reflects the increase in retained earnings from net income net of dividends, and to a lesser degree, the impact from the $6.3 million decrease in the accumulated other comprehensive loss on common equity associated with the fair values in the available-for-sale investment portfolio, partially reduced due to the increase in total assets since December 31, 2022.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	June 30, 2023	December 31, 2022
Tangible common equity ratio:
Total stockholders' equity	$1,539,032	$1,483,768
Goodwill	(363,436)	(363,436)
Other intangible assets, net	(17,280)	(19,855)
Tangible common equity	$1,158,316	$1,100,477

Total assets	$13,994,545	$13,833,119
Goodwill	(363,436)	(363,436)
Other intangible assets, net	(17,280)	(19,855)
Tangible assets	$13,613,829	$13,449,828

Outstanding common shares	44,862,369	44,657,054

Tangible common equity ratio	8.51%	8.18%
Book value per common share	$34.31	$33.23
Tangible book value per common share	$25.82	$24.64

Credit Risk
Our fundamental lending business is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. Accordingly, our loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Our credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Residential mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans secured by personal property, such as auto loans, generally experience medium credit losses. Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and, for that reason, we have chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Inconsistent economic conditions may have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

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

The level of non-performing loans to total loans increased to 0.44% at June 30, 2023 compared to 0.35% at December 31, 2022. Non-performing loans were $49.5 million at June 30, 2023 compared to $39.4 million at December 31, 2022. Loans placed on non-accrual during the current quarter amounted to $9.3 million compared to $19.7 million for the first quarter of 2023. Loans greater than 90 days or more were $0.7 million at June 30, 2023 compared to $1.0 million at December 31, 2022.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of our mortgage loan servicing rights was $0.3 million at June 30, 2023 compared to $0.4 million at December 31, 2022.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the periods indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$20,381	$9,943
Commercial owner-occupied real estate	4,846	5,019
Commercial AD&C	569	—
Commercial business	9,393	7,322
Residential real estate:
Residential mortgage	10,153	7,439
Residential construction	—	—
Consumer	3,396	5,059
Total non-accrual loans	48,738	34,782

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	29	1,002
Residential real estate:
Residential mortgage	692	—
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	721	1,002

Restructured loans (accruing) (1)	—	3,575
Total non-performing loans	49,459	39,359
Other real estate owned, net	611	645
Total non-performing assets	$50,070	$40,004

Non-accrual loans to total loans	0.43%	0.31%
Non-performing loans to total loans	0.44%	0.35%
Non-performing assets to total assets	0.36%	0.29%
Allowance for credit losses to non-accrual loans	246.80%	391.70%
Allowance for credit losses to non-performing loans	243.21%	346.15%
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

For the six months ended June 30, 2023 our provision for credit losses was a credit of $16.5 million as compared to a charge of $4.7 million for the same period in 2022. The significant credit to the provision for the six months ended June 30, 2023 was a reflection of the improving regional forecast observed during the early part of the current year, coupled with the continued strong credit performance of the loan portfolio.

At June 30, 2023, the allowance for credit losses was $120.3 million as compared to $136.2 million at December 31, 2022. The allowance for credit losses as a percent of total loans was 1.06% and 1.20% at June 30, 2023 and December 31, 2022, respectively. The allowance for credit losses represented 243% of non-performing loans at June 30, 2023 as compared to 346% at December 31, 2022. The allowance attributable to the commercial portfolio represented 1.16% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.59%. With respect to the total commercial portion of the allowance, 26% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 1.96%. The allowance coverage ratio for the investor real estate portfolio decreased to 1.19% at June 30, 2023 compared to 1.26% at December 31, 2022 as a result of the improved forecasted regional unemployment rate. The ratio of the allowance attributable to AD&C loans was 0.98% at the end of the current quarter, compared to 1.71% at December 31, 2022. This decline in the allowance ratio was predominantly the result of shorter weighted average remaining life of loans in this portfolio.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects our historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and our prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where we determined that foreclosure is probable. Under the current methodology, the impact of the utilization of the historical default and loss experience results in 48% of the total allowance being attributable to the historical performance of the portfolio while 52% of the allowance is attributable to the collective qualitative factors applied to determine the allowance.

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
•house price index; and
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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when we determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, we use the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $63.5 million, with individual allowances of $16.2 million against those loans at June 30, 2023.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. Our policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at both June 30, 2023 and at December 31, 2022, respectively. Certain loan terms may create concentrations of credit risk and increase our exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. We do not make loans that provide for negative amortization or option adjustable-rate mortgages.

The following table presents an allocation of the allowance for credit losses by portfolio as of each period end. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate credit losses; however, the allocation does not restrict the usage of the allowance for any specific loan category.

(In thousands)	June 30, 2023		December 31, 2022
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$61,087	45.1%	$64,737	45.0%
Commercial owner-occupied real estate	9,230	15.6	11,646	15.5
Commercial AD&C	10,200	9.2	18,646	9.6
Commercial business	27,914	12.5	28,027	12.8
Total commercial	108,431	82.4	123,056	82.9
Residential real estate:
Residential mortgage	9,161	12.2	9,424	11.3
Residential construction	850	1.7	1,337	2.0
Consumer	1,845	3.7	2,425	3.8
Total residential and consumer	11,856	17.6	13,186	17.1
Total allowance for credit losses - loans	$120,287	100.0%	$136,242	100.0%

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2023	December 31, 2022
Balance, January 1	$136,242	$109,145
Provision/ (credit) for credit losses - loans	(14,491)	26,680
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	(423)	(716)
Residential real estate:
Residential mortgage	(160)	(155)
Residential construction	—	—
Consumer	(1,682)	(234)
Total charge-offs	(2,265)	(1,105)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	19	320
Commercial owner-occupied real estate	53	49
Commercial AD&C	—	—
Commercial business	187	799
Residential real estate:
Residential mortgage	104	102
Residential construction	—	8
Consumer	438	244
Total recoveries	801	1,522
Net (charge-offs)/ recoveries	(1,464)	417
Balance, period end	$120,287	$136,242

Annualized net charge-offs/ (recoveries) to average loans	0.03%	—%
Allowance for credit losses on loans to loans	1.06%	1.20%

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

We prepare a current base case and multiple alternative simulations at least once per quarter and reports the analysis to the board of directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions, such as periods of economic uncertainty or market liquidity concerns, so dictate.

Our statement of condition is subject to quarterly testing for eight alternative interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that it determines are impractical in a current rate environment. It is management’s goal to structure the statement of condition so that net interest income at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
June 30, 2023	7.37%	5.56%	3.77%	1.89%	(1.47%)	(3.04%)	(4.89%)	(6.35%)
December 31, 2022	1.87%	1.58%	1.29%	0.75%	(0.89%)	(1.75%)	(2.66%)	(4.17%)

As reflected in the table above, the measures of net interest income at risk at June 30, 2023 increased in all interest scenarios compared to December 31, 2022. The increases in net interest income at risk during the current year are the result of the lengthened maturities of FHLB Advances, brokered time deposits and the $300 million in borrowings under the fixed rate Bank Term Funding Program, coupled with the increase in loan interest income due to higher interest rates. The overall positive impact of these increases were partially offset by a large increase in deposit expense as rates rise.

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
June 30, 2023	(17.59%)	(12.97%)	(8.42%)	(4.07%)	3.76%	6.32%	7.49%	6.03%
December 31, 2022	(20.78%)	(15.84%)	(10.62%)	(5.32%)	5.13%	10.48%	15.71%	18.74%

Overall, the measure of the economic value of equity ("EVE") at risk decreased in all rising rate and declining rate change scenarios from December 31, 2022 to June 30, 2023. This decrease in EVE in rising rate scenarios is a result of higher loan market values from the increase in the portfolio rates and shorter durations, combined with longer weighted average lives on deposits, a premium on longer term fixed rate FHLB Advances, and the addition of the fixed rate Bank Term Funding Program. The decrease of the risk in the rising rate scenarios was partially offset by the decline in DDA balances and higher deposit rates. While EVE at risk decreases in declining rate scenarios, its occurs to a lower extent compared to rising rate scenarios, as the causes noted in those scenarios result in an opposite effect on EVE.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on a short notice to meet obligations as they arise and to ensure that the we are able to pursue new business opportunities. Accordingly, management evaluates these metrics on a monthly basis to ensure that policy parameters are adequately addressed. The Company performs liquidity stress testing at least quarterly which includes systemic and idiosyncratic scenarios. Testing at the end of the second quarter of 2023 indicated that the Company demonstrates sufficient liquidity in most severe scenarios. As a result of current year trends in the banking industry, management instituted a process to provide greater on-balance sheet liquidity by increasing its available borrowings. At June 30, 2023, our liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits, to be a relatively stable funding source. Core deposits equaled 88% of total deposits at June 30, 2023. At March 31, 2023, contingent liquidity amounted to $4.4 billion or 132% of the amount of uninsured deposits, with an additional $1.0 billion in available federal funds which provides total coverage of 163% of uninsured deposits. Although this amount of contingent liquidity does not include any consideration of the held-to-maturity or the available-for-sale investment portfolios, management also considers changes in the liquidity of the investment portfolio due to fluctuations in interest rates when considering total liquidity of the Company. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, our liquidity position is measured weekly, looking forward at thirty day intervals from 30 to 360 days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At June 30, 2023, our liquidity and funds availability provides it with the requisite flexibility in funding and other liquidity demands.

Our external sources of funds available that can be drawn upon when required are available lines of credit with the FHLB and the Federal Reserve Bank, in addition to the Bank Term Financing Program ("BTF Program"). At June 30, 2023, we had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.2 billion. FHLB availability based on pledged collateral at June 30, 2023 amounted to $2.6 billion, with $600.0 million outstanding against it. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $760.8 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2023. In addition, we have federal funds borrowing capacity under unsecured lines of credit with correspondent banks of $1.0 billion with no amount outstanding at June 30, 2023. The Company has provided $316.5 million in collateral under the BTF Program as a contingent funding source, with $300.0 million in borrowings against it at June 30, 2023. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2023.

Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Quarterly, management evaluates the capacity to pay dividends under various stress scenarios and provides that recommendation to the board of directors. Based on this requirement, as of June 30, 2023, the Bank could have declared a dividend of up to $117.5 million to Bancorp. At June 30, 2023, Bancorp had liquid assets of $83.6 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Commercial real estate development and construction	$728,839	$887,154
Residential real estate-development and construction	687,972	798,607
Real estate-residential mortgage	32,090	21,118
Lines of credit, principally home equity and business lines	2,486,317	2,397,533
Standby letters of credit	74,333	77,424
Total commitments to extend credit and available credit lines	$4,009,551	$4,181,836

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

As of June 30, 2023, the total reserve for unfunded commitments was $6.0 million and is accounted for in other liabilities in the Condensed Consolidated Statements of Financial Condition. See Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The most significant risk factors affecting our business include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 and the Form 10-Q for the quarter ended March 31, 2023 under Item 1A, “Risk Factors” and the following additional risk factor:

Our FDIC deposit insurance premiums and assessments may increase, which would reduce our profitability.

On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement relating to the resolution of Silicon Valley Bank and Signature Bank that stated that losses to support uninsured deposits of those banks would be recovered via a special assessment on banks. On May 22, 2023, a proposal for comment was issued that outlines the terms of that special assessment where banks with a total of uninsured deposits in excess of $5.0 billion reported as of December 31, 2022 would be subject to that special assessment. At December 31, 2022 the Company's total reported uninsured deposits were $4.4 billion. The effective date of the terms of the proposal would be January 1, 2024. The comment period with respect to this proposal ended July 17, 2023. The announced special assessment, as well as any future increases in assessment rates or required prepayments in FDIC insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, our board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022, the Company repurchased 625,710 shares of its common stock at an average price of $39.93 per share. The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2023. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information
During the fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Date: August 4, 2023

By: /s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: August 4, 2023