Form 10-Q
period 2023-09-30
SANDY SPRING BANCORP INC
filed 2023-11-03
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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
The number of outstanding shares of common stock as of November 1, 2023

Common stock, $1.00 par value – 44,895,158 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Assets:
Cash and due from banks	$80,314	$88,152
Federal funds sold	251	193
Interest-bearing deposits with banks	637,026	103,887
Cash and cash equivalents	717,591	192,232
Residential mortgage loans held for sale (at fair value)	19,235	11,706
Investments held-to-maturity, at cost (fair value of $194,411 and $220,123, respectively)	241,464	259,452
Investments available-for-sale (at fair value)	1,075,089	1,214,538
Other investments, at cost	75,525	69,218
Total loans	11,300,292	11,396,706
Less: allowance for credit losses - loans	(123,360)	(136,242)
Net loans	11,176,932	11,260,464
Premises and equipment, net	72,312	67,070
Other real estate owned	261	645
Accrued interest receivable	45,100	41,172
Goodwill	363,436	363,436
Other intangible assets, net	16,035	19,855
Other assets	332,105	333,331
Total assets	$14,135,085	$13,833,119

Liabilities:
Noninterest-bearing deposits	$3,013,905	$3,673,300
Interest-bearing deposits	8,137,107	7,280,121
Total deposits	11,151,012	10,953,421
Securities sold under retail repurchase agreements	66,581	61,967
Federal funds purchased	—	260,000
Federal Reserve Bank borrowings	300,000	—
Advances from FHLB	550,000	550,000
Subordinated debt	370,653	370,205
Total borrowings	1,287,234	1,242,172
Accrued interest payable and other liabilities	158,925	153,758
Total liabilities	12,597,171	12,349,351

Stockholders' equity:
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
44,895,158 and 44,657,054 at September 30, 2023 and December 31, 2022, respectively	44,895	44,657
Additional paid in capital	740,999	734,273
Retained earnings	887,512	836,789
Accumulated other comprehensive loss	(135,492)	(131,951)
Total stockholders' equity	1,537,914	1,483,768
Total liabilities and stockholders' equity	$14,135,085	$13,833,119

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$147,304	$121,327	$431,305	$327,042
Interest on loans held for sale	238	161	697	504
Interest on deposits with banks	6,371	774	13,979	1,245
Interest and dividend income on investment securities:
Taxable	6,682	5,735	20,538	14,472
Tax-advantaged	1,811	2,422	5,376	7,100
Interest on federal funds sold	5	3	13	4
Total interest income	162,411	130,422	471,908	350,367
Interest expense:
Interest on deposits	63,102	9,490	155,215	15,578
Interest on retail repurchase agreements and federal funds purchased	4,082	977	10,377	1,232
Interest on advances from FHLB	6,200	3,049	21,623	3,066
Interest on subordinated debt	3,946	3,946	11,839	10,130
Total interest expense	77,330	17,462	199,054	30,006
Net interest income	85,081	112,960	272,854	320,361
Provision/ (credit) for credit losses	2,365	18,890	(14,116)	23,571
Net interest income after provision/ (credit) for credit losses	82,716	94,070	286,970	296,790
Non-interest income:
Investment securities gains	—	2	—	48
Gain on disposal of assets	—	(183)	—	16,516
Service charges on deposit accounts	2,704	2,591	7,698	7,384
Mortgage banking activities	1,682	1,566	4,744	5,347
Wealth management income	9,391	8,867	27,414	27,302
Insurance agency commissions	—	—	—	2,927
Income from bank owned life insurance	845	693	3,003	2,191
Bank card fees	450	438	1,315	3,916
Other income	2,319	2,908	6,344	7,091
Total non-interest income	17,391	16,882	50,518	72,722
Non-interest expense:
Salaries and employee benefits	44,853	40,126	124,710	119,049
Occupancy expense of premises	4,609	4,759	14,220	14,527
Equipment expense	3,811	3,825	11,688	10,920
Marketing	729	1,370	3,861	3,843
Outside data services	2,819	2,509	8,186	7,492
FDIC insurance	2,333	1,268	6,846	3,330
Amortization of intangible assets	1,245	1,432	3,820	4,406
Merger, acquisition and disposal expense	—	1	—	1,068
Professional fees and services	4,509	2,207	12,354	6,596
Other expenses	7,563	8,283	22,227	21,687
Total non-interest expense	72,471	65,780	207,912	192,918
Income before income tax expense	27,636	45,172	129,576	176,594
Income tax expense	6,890	11,588	32,832	44,275
Net income	$20,746	$33,584	$96,744	$132,319

Per share information:
Basic net income per common share	$0.46	$0.75	$2.16	$2.93
Diluted net income per common share	$0.46	$0.75	$2.15	$2.92
Dividends declared per share	$0.34	$0.34	$1.02	$1.02

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS) – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Net income	$20,746	$33,584	$96,744	$132,319
Other comprehensive loss:
Investments available-for-sale:
Net change in unrealized losses on investments available-for-sale	(23,730)	(61,726)	(16,555)	(166,506)
Related income tax (expense)/ benefit	5,873	15,551	4,045	42,409
Net investment gains reclassified into earnings	—	(2)	—	(48)
Related income tax expense	—	—	—	12
Net effect on other comprehensive loss	(17,857)	(46,177)	(12,510)	(124,133)

Investments held-to-maturity:
Net change in unrealized gains/ (losses)	451	613	1,314	(14,514)
Related income tax (expense)/ benefit	(127)	(181)	(347)	3,697
Net effect on other comprehensive loss	324	432	967	(10,817)

Defined benefit pension plan:
Net change in unrealized gains/ (losses)	10,286	196	10,737	587
Related income tax benefit	(2,620)	(68)	(2,735)	(168)
Net effect on other comprehensive loss	7,666	128	8,002	419
Total other comprehensive loss	(9,867)	(45,617)	(3,541)	(134,531)
Comprehensive income/ (loss)	$10,879	$(12,033)	$93,203	$(2,212)

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at July 1, 2023	$44,862	$737,740	$882,055	$(125,625)	$1,539,032
Net income	—	—	20,746	—	20,746
Other comprehensive loss, net of tax	—	—	—	(9,867)	(9,867)
Total comprehensive income					10,879
Common stock dividends - $0.34 per share	—	—	(15,289)	—	(15,289)
Stock compensation expense	—	2,762	—	—	2,762
Common stock issued pursuant to:
Stock option plan - 17,179 shares	17	171	—	—	188
Employee stock purchase plan - 15,610 shares	16	326	—	—	342
Balances at September 30, 2023	$44,895	$740,999	$887,512	$(135,492)	$1,537,914

Balances at July 1, 2022	$44,630	$730,285	$799,707	$(97,453)	$1,477,169
Net income	—	—	33,584	—	33,584
Other comprehensive loss, net of tax	—	—	—	(45,617)	(45,617)
Total comprehensive loss					(12,033)
Common stock dividends - $0.34 per share	—	—	(15,242)	—	(15,242)
Stock compensation expense	—	1,561	—	—	1,561
Common stock issued pursuant to:
Stock option plan - 2,342 shares	3	33	—	—	36
Employee stock purchase plan - 10,422 shares	10	397	—	—	407
Restricted stock vesting, net of tax withholding- 1,808 shares	1	(37)	—	—	(36)
Balances at September 30, 2022	$44,644	$732,239	$818,049	$(143,070)	$1,451,862

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2023	$44,657	$734,273	$836,789	$(131,951)	$1,483,768
Net income	—	—	96,744	—	96,744
Other comprehensive loss, net of tax	—	—	—	(3,541)	(3,541)
Total comprehensive income					93,203
Common stock dividends - $1.02 per share	—	—	(46,021)	—	(46,021)
Stock compensation expense	—	6,734	—	—	6,734
Common stock issued pursuant to:
Stock option plan - 58,100 shares	58	647	—	—	705
Employee stock purchase plan - 47,149 shares	47	1,139	—	—	1,186
Restricted stock vesting, net of tax withholding - 132,855 shares	133	(1,794)	—	—	(1,661)
Balances at September 30, 2023	$44,895	$740,999	$887,512	$(135,492)	$1,537,914

Balances at January 1, 2022	$45,119	$751,072	$732,027	$(8,539)	$1,519,679
Net income	—	—	132,319	—	132,319
Other comprehensive loss, net of tax	—	—	—	(134,531)	(134,531)
Total comprehensive income					(2,212)
Common stock dividends - $1.02 per share	—	—	(46,297)	—	(46,297)
Stock compensation expense	—	6,211	—	—	6,211
Common stock issued pursuant to:
Stock option plan - 12,703 shares	13	263	—	—	276
Employee stock purchase plan - 32,627 shares	32	1,305	—	—	1,337
Restricted stock vesting, net of tax withholding - 105,719 shares	105	(2,250)	—	—	(2,145)
Repurchase of common stock - 625,710 shares	(625)	(24,362)	—	—	(24,987)
Balances at September 30, 2022	$44,644	$732,239	$818,049	$(143,070)	$1,451,862

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Operating activities:
Net income	$96,744	$132,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,316	8,926
Provision/ (credit) for credit losses	(14,116)	23,571
Share based compensation expense	6,734	6,211
Gain on disposal of assets	—	(16,516)
Deferred income tax/ (benefit)	4,744	(6,493)
Originations of loans held for sale	(296,913)	(296,464)
Proceeds from sales of loans held for sale	293,750	330,643
Gains on sales of loans held for sale	(4,366)	(6,239)
(Gains)/ losses on sale of other real estate owned	(96)	24
Investment securities gains	—	(48)
Tax (benefit)/ deficiency associated with share based compensation	296	(632)
Net increase in accrued interest receivable	(3,928)	(2,725)
Net increase in other assets	(10,062)	(1,221)
Net increase in accrued expenses and other liabilities	17,979	2,377
Other, net	66	(3,301)
Net cash provided by operating activities	107,148	170,432
Investing activities:
Purchases of other investments	(6,305)	(36,131)
Purchases of investments available-for-sale	—	(447,070)
Proceeds from sales of investment available-for-sale	—	1,261
Proceeds from maturities, calls and principal payments of investments available-for-sale	120,520	196,121
Proceeds from maturities, calls and principal payments of investments held-to-maturity	19,052	25,149
Net (increase)/ decrease in loans	96,764	(1,244,402)
Proceeds from the sales of other real estate owned	481	271
Proceeds from sale of business activity, net	—	23,821
Expenditures for premises and equipment	(9,914)	(10,566)
Net cash provided by/ (used in) investing activities	220,598	(1,491,546)
Financing activities:
Net increase in deposits	198,632	126,348
Net increase in retail repurchase agreements, federal funds purchased and Federal Reserve Bank borrowings	44,614	65,201
Proceeds from FHLB advances	2,030,000	1,716,625
Repayment of FHLB advances	(2,030,000)	(876,625)
Proceeds from issuance of subordinated debt	—	200,000
Proceeds from issuance of common stock	2,051	1,783
Stock tendered for payment of withholding taxes	(1,821)	(2,315)
Repurchase of common stock	—	(24,987)
Cash dividends paid	(45,863)	(46,128)
Net cash provided by financing activities	197,613	1,159,902
Net increase/ (decrease) in cash and cash equivalents	525,359	(161,212)
Cash and cash equivalents at beginning of period	192,232	420,020
Cash and cash equivalents at end of period	$717,591	$258,808

Supplemental disclosures:
Interest payments	$170,336	$27,631
Income tax payments, net of refunds of $0 and $966 in 2023 and 2022, respectively	27,345	42,414

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

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Segment Reporting
Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Bank is the Company’s only reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance. While the Company’s chief operating decision maker has some limited financial information about its various financial products and services, that information is not complete since it does not include a full allocation of revenue, costs, and capital from key corporate functions; therefore, the Company evaluates financial performance on the Company-wide basis. Management continues to evaluate these business units for separate reporting as facts and circumstances change.

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

	September 30, 2023				December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
U.S. treasuries and government agencies	$101,488	$—	$(6,643)	$94,845	$100,926	$—	$(7,304)	$93,622
State and municipal	317,580	—	(65,701)	251,879	322,519	4	(56,526)	265,997
Mortgage-backed and asset-backed	824,881	34	(96,550)	728,365	943,398	73	(88,552)	854,919
Total available-for-sale debt securities	$1,243,949	$34	$(168,894)	$1,075,089	$1,366,843	$77	$(152,382)	$1,214,538
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	241,464	—	(47,053)	194,411	259,452	—	(39,329)	220,123
Total held-to-maturity debt securities	$241,464	$—	$(47,053)	$194,411	$259,452	$—	$(39,329)	$220,123
Total debt securities	$1,485,413	$34	$(215,947)	$1,269,500	$1,626,295	$77	$(191,711)	$1,434,661

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at September 30, 2023 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at September 30, 2023. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

All held-to-maturity investments are either issued by a direct governmental entity or a government-sponsored entity and have no historical evidence supporting expected credit losses. Therefore, the Company has estimated these losses at zero and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The available-for-sale and held-to-maturity mortgage-backed securities portfolio at September 30, 2023 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($448.4 million), GNMA, FNMA or FHLMC mortgage-backed securities ($581.4 million) or SBA asset-backed securities ($36.5 million).

Gross unrealized losses and fair value by length of time that the individual available-for-sale debt securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	September 30, 2023
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$—	$—	$94,845	$6,643	$94,845	$6,643
State and municipal	127	5,682	210	240,478	65,491	246,160	65,701
Mortgage-backed and asset-backed	329	25,462	785	694,703	95,765	720,165	96,550
Total	466	$31,144	$995	$1,030,026	$167,899	$1,061,170	$168,894

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$53,139	$3,653	$40,483	$3,651	$93,622	$7,304
State and municipal	130	200,439	30,803	62,482	25,723	262,921	56,526
Mortgage-backed and asset-backed	324	526,387	44,952	297,216	43,600	823,603	88,552
Total	464	$779,965	$79,408	$400,181	$72,974	$1,180,146	$152,382

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

	September 30, 2023		December 31, 2022
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Available-for-sale debt securities
U.S. treasuries and government agencies:
One year or less	$14,719	$14,989	$—	$—
One to five years	80,126	86,499	93,622	100,926
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	11,379	11,508	8,694	8,783
One to five years	48,462	50,794	51,576	53,948
Five to ten years	40,146	50,682	28,806	34,042
After ten years	151,892	204,596	176,921	225,746
Mortgage-backed and asset-backed:
One year or less	5,873	5,977	7,622	7,704
One to five years	44,271	45,783	45,366	46,802
Five to ten years	259,942	292,406	303,697	335,285
After ten years	418,279	480,715	498,234	553,607
Total available-for-sale debt securities	$1,075,089	$1,243,949	$1,214,538	$1,366,843

	September 30, 2023		December 31, 2022
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Held-to-maturity debt securities
Mortgage-backed and asset-backed:
One year or less	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	31,422	35,627	35,304	39,213
After ten years	162,989	205,837	184,819	220,239
Total held-to-maturity debt securities	$194,411	$241,464	$220,123	$259,452

At September 30, 2023 and December 31, 2022, available-for-sale and held-to-maturity debt securities with a book value of $724.8 million and $533.9 million, respectively, were pledged and designated as collateral for certain government deposits, public and trust funds, securities sold under repurchase agreements and other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2023 and December 31, 2022.

Other investments
Other investments are presented in the following table:

(In thousands)	September 30, 2023	December 31, 2022
Federal Reserve Bank stock, at cost	$39,043	$38,873
Federal Home Loan Bank of Atlanta stock, at cost	35,805	29,668
Other	677	677
Total other investments, at cost	$75,525	$69,218

NOTE 3 – LOANS
Outstanding loan balances at September 30, 2023 and December 31, 2022 are net of unearned income, including net deferred loan fees of $8.6 million and $10.5 million, respectively, at the end of each period.

The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2023	December 31, 2022
Commercial real estate:
Commercial investor real estate	$5,137,694	$5,130,094
Commercial owner-occupied real estate	1,760,384	1,775,037
Commercial AD&C	938,673	1,090,028
Commercial business	1,454,709	1,455,885
Total commercial loans	9,291,460	9,451,044
Residential real estate:
Residential mortgage	1,432,051	1,287,933
Residential construction	160,345	224,772
Consumer	416,436	432,957
Total residential and consumer loans	2,008,832	1,945,662
Total loans	$11,300,292	$11,396,706

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

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
Summary information on the allowance for credit losses on loans for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Balance at beginning of period	$136,242	$109,145
Provision/ (credit) for credit losses - loans (1)	(11,320)	18,773
Loan charge-offs	(2,518)	(1,029)
Loan recoveries	956	1,379
Net charge-offs	(1,562)	350
Balance at period end	$123,360	$128,268
 (1) Excludes the total credit to the provision on unfunded loan commitments for nine months ended September 30, 2023 of $2.8 million.

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	September 30, 2023	December 31, 2022
Collateral dependent loans individually evaluated for credit loss with an allowance	$63,481	$9,743
Collateral dependent loans individually evaluated for credit loss without an allowance	14,500	16,454
Total individually evaluated collateral dependent loans	$77,981	$26,197

Allowance for credit losses related to loans evaluated individually	$19,931	$6,902
Allowance for credit losses related to loans evaluated collectively	103,429	129,340
Total allowance for credit losses - loans	$123,360	$136,242

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2023
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242
Provision/ (credit) for credit losses - loans	(1,567)	(2,763)	(9,546)	2,944	(873)	(665)	1,150	(11,320)
Charge-offs	—	—	—	(441)	(160)	—	(1,917)	(2,518)
Recoveries	22	78	—	190	108	—	558	956
Net (charge-offs)/ recoveries	22	78	—	(251)	(52)	—	(1,359)	(1,562)
Balance at end of period	$63,192	$8,961	$9,100	$30,720	$8,499	$672	$2,216	$123,360

Total loans	$5,137,694	$1,760,384	$938,673	$1,454,709	$1,432,051	$160,345	$416,436	$11,300,292
Allowance for credit losses on loans to total loans ratio	1.23%	0.51%	0.97%	2.11%	0.59%	0.42%	0.53%	1.09%

Average loans	$5,136,059	$1,770,812	$1,044,907	$1,442,858	$1,356,530	$202,856	$422,861	$11,376,883
Annualized net charge-offs/ (recoveries) to average loans	—%	(0.01)%	—%	0.02%	0.01%	—%	0.43%	0.02%

Balance of loans individually evaluated for credit loss	$62,144	$4,744	$1,422	$9,671	$—	$—	$—	$77,981
Allowance related to loans evaluated individually	$11,454	$1,193	$186	$7,098	$—	$—	$—	$19,931
Individual allowance to loans evaluated individually ratio	18.43%	25.15%	13.08%	73.39%	—%	—%	—%	25.56%
Contractual balance of individually evaluated loans	$62,494	$5,654	$1,434	$10,988	$—	$—	$—	$80,570

Balance of loans collectively evaluated for credit loss	$5,075,550	$1,755,640	$937,251	$1,445,038	$1,432,051	$160,345	$416,436	$11,222,311
Allowance related to loans evaluated collectively	$51,738	$7,768	$8,914	$23,622	$8,499	$672	$2,216	$103,429
Collective allowance to loans evaluated collectively ratio	1.02%	0.44%	0.95%	1.63%	0.59%	0.42%	0.53%	0.92%

	For the Year Ended December 31, 2022
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145
Provision for credit losses - loans	19,128	(90)	(1,676)	4,774	4,093	281	170	26,680
Charge-offs	—	—	—	(716)	(155)	—	(234)	(1,105)
Recoveries	320	49	—	799	102	8	244	1,522
Net (charge-offs)/ recoveries	320	49	—	83	(53)	8	10	417
Balance at end of period	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242

Total loans	$5,130,094	$1,775,037	$1,090,028	$1,455,885	$1,287,933	$224,772	$432,957	$11,396,706
Allowance for credit losses on loans to total loans ratio	1.26%	0.66%	1.71%	1.93%	0.73%	0.59%	0.56%	1.20%

Average loans	$4,681,607	$1,730,293	$1,112,936	$1,351,906	$1,117,053	$221,341	$423,746	$10,638,882
Net charge-offs/ (recoveries) to average loans	(0.01)%	—%	—%	(0.01)%	—%	—%	—%	—%

Balance of loans individually evaluated for credit loss	$9,943	$6,155	$—	$8,274	$1,487	$—	$338	$26,197
Allowance related to loans evaluated individually	$134	$1,261	$—	$5,507	$—	$—	$—	$6,902
Individual allowance to loans evaluated individually ratio	1.35%	20.49%	—%	66.56%	—%	—%	—%	26.35%
Contractual balance of individually evaluated loans	$10,882	$6,849	$—	$9,893	$1,487	$—	$364	$29,475

Balance of loans collectively evaluated for credit loss	$5,120,151	$1,768,882	$1,090,028	$1,447,611	$1,286,446	$224,772	$432,619	$11,370,509
Allowance related to loans evaluated collectively	$64,603	$10,385	$18,646	$22,520	$9,424	$1,337	$2,425	$129,340
Collective allowance to loans evaluated collectively ratio	1.26%	0.59%	1.71%	1.56%	0.73%	0.59%	0.56%	1.14%

Credit Quality
The following section provides information on the credit quality of the loan portfolio for the periods indicated below:

	For the Nine Months Ended September 30, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782
Loans placed on non-accrual	19,622	—	1,422	5,041	5,486	449	1,937	33,957
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(441)	(160)	—	(1,757)	(2,358)
Net payments or draws	(9,457)	(275)	—	(1,738)	(1,012)	—	(929)	(13,411)
Non-accrual loans brought current	—	—	—	(513)	(987)	—	(123)	(1,623)
Balance at end of period	$20,108	$4,744	$1,422	$9,671	$10,766	$449	$4,187	$51,347

	For the Year Ended December 31, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086
Loans placed on non-accrual	4,761	2,370	—	1,591	2,593	—	815	12,130
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(677)	(151)	—	(32)	(860)
Net payments or draws	(7,307)	(4,366)	(650)	(2,012)	(2,615)	(55)	(2,060)	(19,065)
Non-accrual loans brought current	—	(2,291)	—	—	(829)	—	(389)	(3,509)
Balance at end of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782

	September 30, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$5,113,313	$1,752,351	$936,562	$1,444,093	$1,408,387	$159,783	$408,800	$11,223,289
30-59 days	4,273	2,647	689	491	8,597	113	3,059	19,869
60-89 days	—	642	—	39	4,301	—	390	5,372
Total performing loans	5,117,586	1,755,640	937,251	1,444,623	1,421,285	159,896	412,249	11,248,530
Non-performing loans:
Non-accrual loans	20,108	4,744	1,422	9,671	10,766	449	4,187	51,347
Loans greater than 90 days past due	—	—	—	415	—	—	—	415
Restructured loans (1)	—	—	—	—	—	—	—	—
Total non-performing loans	20,108	4,744	1,422	10,086	10,766	449	4,187	51,762
Total loans	$5,137,694	$1,760,384	$938,673	$1,454,709	$1,432,051	$160,345	$416,436	$11,300,292
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

The following tables present average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	For the Nine Months Ended September 30, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$16,471	$4,890	$498	$8,957	$9,323	$112	$4,386	$44,637
Contractual interest income due on non- accrual loans during the period	$716	$220	$83	$566	$343	$—	$389	$2,317

	For the Year Ended December 31, 2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$11,892	$7,314	$617	$7,768	$7,769	$21	$5,811	$41,192
Contractual interest income due on non- accrual loans during the period	$713	$106	$30	$491	$319	$1	$349	$2,009

There was no interest income recognized on non-accrual loans during the nine months ended September 30, 2023. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the nine months ended September 30, 2023 new loans placed on non-accrual status totaled $34.0 million and the related amount of reversed uncollected accrued interest was $0.6 million.

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

The following table provides information about credit quality indicators by the year of origination as of September 30, 2023:

	September 30, 2023
	Term Loans by Origination Year						Revolving
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Investor R/E:
Pass	$346,573	$1,422,492	$1,200,673	$633,505	$515,955	$896,442	$32,683	$5,048,323
Special Mention	20,483	10,247	2,183	—	92	2,005	748	35,758
Substandard	20,131	471	31,983	—	—	1,028	—	53,613
Doubtful	—	—	—	—	—	—	—	—
Total	$387,187	$1,433,210	$1,234,839	$633,505	$516,047	$899,475	$33,431	$5,137,694
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$107,553	$361,927	$319,367	$244,118	$240,932	$447,955	$9,360	$1,731,212
Special Mention	1,070	—	—	880	311	8,803	—	11,064
Substandard	3,678	3,694	809	347	5,928	3,652	—	18,108
Doubtful	—	—	—	—	—	—	—	—
Total	$112,301	$365,621	$320,176	$245,345	$247,171	$460,410	$9,360	$1,760,384
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$242,046	$284,959	$210,276	$53,916	$1,404	$—	$143,612	$936,213
Special Mention	689	—	—	—	—	—	—	689
Substandard	1,202	569	—	—	—	—	—	1,771
Doubtful	—	—	—	—	—	—	—	—
Total	$243,937	$285,528	$210,276	$53,916	$1,404	$—	$143,612	$938,673
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$113,918	$352,721	$204,356	$98,054	$71,218	$123,078	$459,479	$1,422,824
Special Mention	87	86	175	781	1,118	420	7,307	9,974
Substandard	2,233	2,184	2,366	942	2,242	1,617	10,327	21,911
Doubtful	—	—	—	—	—	—	—	—
Total	$116,238	$354,991	$206,897	$99,777	$74,578	$125,115	$477,113	$1,454,709
Current period gross charge-offs	$—	$—	$325	$—	$—	$116	$—	$441

Residential Mortgage:
Beacon score:
660-850	$23,549	$425,726	$394,488	$167,819	$42,193	$282,382	$—	$1,336,157
600-659	875	9,393	11,367	2,128	1,905	24,839	—	50,507
540-599	—	3,443	4,165	2,143	2,487	9,174	—	21,412
less than 540	359	1,139	3,382	2,642	1,785	14,668	—	23,975
Total	$24,783	$439,701	$413,402	$174,732	$48,370	$331,063	$—	$1,432,051
Current period gross charge-offs	$—	$—	$43	$—	$10	$107	$—	$160

Residential Construction:
Beacon score:
660-850	$17,223	$105,710	$28,509	$5,382	$150	$—	$—	$156,974
600-659	415	65	1,199	—	—	1,243	—	2,922
540-599	449	—	—	—	—	—	—	449
less than 540	—	—	—	—	—	—	—	—
Total	$18,087	$105,775	$29,708	$5,382	$150	$1,243	$—	$160,345
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$7,327	$4,986	$1,896	$716	$1,785	$25,196	$333,180	$375,086
600-659	1,412	251	495	212	295	4,340	16,974	23,979
540-599	89	365	14	205	394	2,258	3,962	7,287
less than 540	35	218	132	50	252	2,945	6,452	10,084
Total	$8,863	$5,820	$2,537	$1,183	$2,726	$34,739	$360,568	$416,436
Current period gross charge-offs	$—	$8	$29	$—	$15	$1,733	$132	$1,917

Total loans	$911,396	$2,990,646	$2,417,835	$1,213,840	$890,446	$1,852,045	$1,024,084	$11,300,292

 The following table provides information about credit quality indicators by the year of origination as of December 31, 2022:

	December 31, 2022
	Term Loans by Origination Year						Revolving
(In thousands)	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial Investor R/E:
Pass	$1,510,446	$1,197,504	$694,756	$567,247	$335,103	$742,405	$15,242	$5,062,703
Special Mention	32,661	17,146	468	94	473	4,814	—	55,656
Substandard	557	1,896	—	—	8,239	1,043	—	11,735
Doubtful	—	—	—	—	—	—	—	—
Total	$1,543,664	$1,216,546	$695,224	$567,341	$343,815	$748,262	$15,242	$5,130,094
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$391,340	$328,657	$240,738	$260,114	$140,841	$381,386	$1,167	$1,744,243
Special Mention	4,567	—	1,301	1,740	2,066	7,323	—	16,997
Substandard	3,219	160	133	6,110	2,010	2,165	—	13,797
Doubtful	—	—	—	—	—	—	—	—
Total	$399,126	$328,817	$242,172	$267,964	$144,917	$390,874	$1,167	$1,775,037
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$366,096	$439,468	$113,713	$34,340	$14,816	$—	$119,727	$1,088,160
Special Mention	1,073	—	—	—	—	—	795	1,868
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$367,169	$439,468	$113,713	$34,340	$14,816	$—	$120,522	$1,090,028
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$330,598	$223,245	$95,787	$105,922	$77,891	$78,009	$508,839	$1,420,291
Special Mention	127	458	1,107	7,787	498	322	13,225	23,524
Substandard	2,902	1,611	1,094	2,030	449	2,121	1,863	12,070
Doubtful	—	—	—	—	—	—	—	—
Total	$333,627	$225,314	$97,988	$115,739	$78,838	$80,452	$523,927	$1,455,885
Current period gross charge-offs	$174	$—	$—	$—	$138	$404	$—	$716

Residential Mortgage:
Beacon score:
660-850	$330,109	$344,062	$171,330	$41,883	$51,651	$262,570	$—	$1,201,605
600-659	4,571	6,196	1,173	3,925	6,041	24,006	—	45,912
540-599	369	4,013	1,439	1,256	1,931	6,945	—	15,953
less than 540	1,860	3,036	2,892	3,822	2,347	10,506	—	24,463
Total	$336,909	$357,307	$176,834	$50,886	$61,970	$304,027	$—	$1,287,933
Current period gross charge-offs	$—	$—	$—	$—	$24	$131	$—	$155

Residential Construction:
Beacon score:
660-850	$131,259	$75,844	$12,133	$150	$1,432	$1,245	$—	$222,063
600-659	908	373	—	—	—	—	—	1,281
540-599	609	—	—	—	—	—	—	609
less than 540	—	819	—	—	—	—	—	819
Total	$132,776	$77,036	$12,133	$150	$1,432	$1,245	$—	$224,772
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$6,689	$2,346	$1,201	$2,147	$2,047	$23,170	$359,468	$397,068
600-659	658	467	59	198	664	5,459	11,269	18,774
540-599	123	56	—	465	316	2,802	3,824	7,586
less than 540	156	57	40	133	209	2,918	6,016	9,529
Total	$7,626	$2,926	$1,300	$2,943	$3,236	$34,349	$380,577	$432,957
Current period gross charge-offs	$—	$5	$15	$—	$13	$20	$181	$234

Total loans	$3,120,897	$2,647,414	$1,339,364	$1,039,363	$649,024	$1,559,209	$1,041,435	$11,396,706

Other Real Estate Owned
Other real estate owned ("OREO") totaled $0.3 million at September 30, 2023 as compared to $0.6 million at December 31, 2022, respectively. There were $0.6 million in consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2023.

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

The following table presents the amount of the loans modified during the three and nine months ended September 30, 2023 to borrowers experiencing financial difficulty, disaggregated by the loan portfolio segment, type of modification granted and the financial effect of loans modified:

	For the Three Months Ended September 30, 2023
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$748	$4,591	$13,696	$19,035	0.4%	1.6%	7 Months
Commercial Owner-Occupied R/E	—	859	—	859	—%	—%	5 Months
Commercial AD&C	—	—	—	—	—%	—%	—
Commercial Business	—	3,587	—	3,587	0.2%	—%	8 Months
All Other loans	—	—	—	—	—%	—%	—
Total	$748	$9,037	$13,696	$23,481	0.2%

	For the Nine Months Ended September 30, 2023
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$29,088	$6,998	$13,696	$49,782	1.0%	1.5%	12 Months
Commercial Owner-Occupied R/E	—	3,573	—	3,573	0.2%	—%	10 Months
Commercial AD&C	—	1,039	—	1,039	0.1%	—%	7 Months
Commercial Business	—	5,438	—	5,438	0.4%	—%	13 Months
All Other loans	—	—	—	—	—%	—%	—
Total	$29,088	$17,048	$13,696	$59,832	0.5%

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty totaled $2.1 million at September 30, 2023. These commitments are not included in the table above.

No loan modifications completed on or after January 1, 2023 for borrowers experiencing financial difficulty had a payment default during the nine months ended September 30, 2023.

The following table presents the performance of loans that have been modified during the nine months ended September 30, 2023:

	For the nine months ended September 30, 2023
(in thousands)	Current	30-89 days past due	90+ days past due	Non-accrual	Total
Commercial Investor R/E	$48,548	$1,234	$—	$—	$49,782
Commercial Owner-Occupied R/E	3,234	339	—	—	3,573
Commercial AD&C	350	689	—	—	1,039
Commercial Business	5,438	—	—	—	5,438
All Other loans	—	—	—	—	—
Total	$57,570	$2,262	$—	$—	$59,832

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The amount of goodwill by reporting units is presented in the following table:

(In thousands)	Community Banking	Investment Management	Total
Balances at December 31, 2022	$331,689	$31,747	$363,436
No activity	—	—	—
Balances at September 30, 2023	$331,689	$31,747	$363,436

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	September 30, 2023			Weighted Average Remaining Life	December 31, 2022			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(19,346)	$9,692	5.7 years	$29,038	$(16,694)	$12,344	6.5 years
Other identifiable intangibles	13,906	(7,563)	6,343	8.0 years	13,906	(6,395)	7,511	8.8 years
Total amortizing intangible assets	$42,944	$(26,909)	$16,035		$42,944	$(23,089)	$19,855

Goodwill	$363,436		$363,436		$363,436		$363,436

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining 2023	$1,220
2024	4,291
2025	3,530
2026	2,702
2027	1,945
Thereafter	2,347
Total amortizing intangible assets	$16,035

NOTE 6 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2023	December 31, 2022
Noninterest-bearing deposits	$3,013,905	$3,673,300
Interest-bearing deposits:
Demand	1,456,386	1,435,454
Money market savings	2,740,795	3,213,045
Regular savings	1,009,371	513,360
Time deposits of less than $250,000	2,305,130	1,644,645
Time deposits of $250,000 or more	625,425	473,617
Total interest-bearing deposits	8,137,107	7,280,121
Total deposits	$11,151,012	$10,953,421

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

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	September 30, 2023	December 31, 2022
Fixed to floating rate subordinated debt, 3.875%	$200,000	$200,000
Fixed to floating rate subordinated debt, 4.25%	175,000	175,000
Total subordinated debt	375,000	375,000
Less: Debt issuance costs	(4,347)	(4,795)
Long-term borrowings	$370,653	$370,205

Other Borrowings
At September 30, 2023 and December 31, 2022, the Company had $66.6 million and $62.0 million, respectively, of outstanding retail repurchase agreements.

The Company had no outstanding federal funds purchased at September 30, 2023 and $260.0 million at December 31, 2022. The available borrowing federal funds capacity under unsecured lines of credit with the correspondent banks was $1.2 billion and $1.6 billion at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the Company also had $300.0 million outstanding borrowings through Federal Reserve's Bank Term Funding Program with additional available funds of $9.8 million.

At September 30, 2023, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.5 billion. FHLB availability based on pledged collateral at September 30, 2023 amounted to $2.9 billion, with $550.0 million outstanding. At December 31, 2022, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.2 billion. The availability of FHLB borrowings based on the collateral pledged at December 31, 2022 was $2.6 billion with $550.0 million outstanding.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.3 billion, commercial real estate loans amounting to $4.0 billion, home equity lines of credit (“HELOC”) amounting to $210.0 million, and multifamily loans amounting to $540.5 million at September 30, 2023, as collateral under the borrowing agreement with the FHLB. At December 31, 2022, the Company had pledged collateral of qualifying mortgage loans of $1.2 billion, commercial real estate loans of $3.6 billion, HELOC loans of $214.3 million, and multifamily loans of $514.8 million under the FHLB borrowing agreement.

The Company had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $710.6 million and $718.6 million at September 30, 2023 and December 31, 2022, respectively, collateralized by loans, with no borrowings outstanding at the end of either period.

NOTE 8 – STOCKHOLDERS' EQUITY
On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022, the Company repurchased and retired 625,710 common shares at an average price of $39.93 per share for the total cost of $25.0 million. The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2023. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

NOTE 9 – SHARE BASED COMPENSATION
The Company’s 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 320,775 are available for issuance at September 30, 2023, has a term of 10 years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven or 10 years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $2.8 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and of $6.7 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively, related to the awards of restricted stock award grants, restricted stock unit grants and performance share unit grants. There was no unrecognized compensation cost related to stock options as of September 30, 2023. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $7.4 million as of September 30, 2023. That cost is expected to be recognized over a weighted average period of approximately 1.84 years.

During the nine months ended September 30, 2023, the Company granted 282,503 restricted stock units and performance share units, of which 63,867 units are subject to achievement of certain performance conditions measured over a three-year performance period and 218,636 restricted stock units are subject to a three year vesting schedule. The Company did not grant any stock options under the Omnibus Incentive Plan during the nine months ended September 30, 2023.

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2023	389,475	$37.44
Granted	282,503	$26.96
Vested	(201,244)	$33.40
Forfeited/ cancelled	(8,353)	$32.70
Non-vested at September 30, 2023	462,381	$32.87

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2023	144,047	$16.61	1.6 years	$2,633
Granted	—	$—
Exercised	(58,100)	$12.15		$686
Forfeited	—	$—
Expired	(4,702)	$31.14
Balance at September 30, 2023	81,245	$18.96	1.4 years	$470

Exercisable at September 30, 2023	81,245	$18.96	1.4 years	$470

NOTE 10 – PENSION PLAN
Defined Benefit Pension Plan
Prior to September 30, 2023, the Company has maintained a qualified noncontributory, defined benefit pension plan (the “Plan”).

On March 30, 2022, the Board of Directors approved the termination of the Plan to be effective as of June 30, 2022. The Company executed plan amendments regarding the Plan termination and received a determination letter from the Internal Revenue Service (“IRS”) as to the tax-qualified status of the Plan at the time of termination. The Company also filed appropriate notices and documents related to the Plan’s termination and wind-down with the Pension Benefit Guaranty Corporation (“PBGC”).

Plan participants made elections for lump-sum distributions or annuity benefits. Both lump-sum distributions and transfer of annuity benefits to a highly-rated insurance company were completed in August 2023. In order to fully fund the Plan, the Company made a $1.3 million cash contribution. As a result of the pension termination, the Company incurred a one-time settlement expense of $8.2 million, which was recognized in salaries and employee benefits expense.

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Interest cost on projected benefit obligation	$146	$325	$1,021	$976
Expected return on plan assets	(124)	(353)	(870)	(1,058)
Recognized net actuarial loss	75	196	526	587
Pension settlement expense	8,157	—	8,157	—
Other	71	—	71	—
Net periodic benefit cost	$8,325	$168	$8,905	$505

NOTE 11 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2023	2022	2023	2022
Net income	$20,746	$33,584	$96,744	$132,319
Distributed and undistributed earnings allocated to participating securities	(27)	(114)	(192)	(575)
Net income attributable to common shareholders	$20,719	$33,470	$96,552	$131,744

Total weighted average outstanding shares	44,940	44,793	44,887	45,131
Less: Weighted average participating securities	(59)	(153)	(89)	(198)
Basic weighted average common shares	44,881	44,640	44,798	44,933
Dilutive weighted average common stock equivalents	79	141	115	165
Diluted weighted average common shares	44,960	44,781	44,913	45,098

Basic net income per common share	$0.46	$0.75	$2.16	$2.93
Diluted net income per common share	$0.46	$0.75	$2.15	$2.92

Anti-dilutive shares	23	8	38	20

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains/(Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2023	$(113,513)	$(8,002)	$(10,436)	$(131,951)
Other comprehensive loss before reclassification from accumulated other comprehensive loss, net of tax	(12,510)	—	—	(12,510)
Pension termination - final valuation of plan assets	—	1,531	—	1,531
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	6,471	967	7,438
Current period change in other comprehensive loss, net of tax	(12,510)	8,002	967	(3,541)
Balance at September 30, 2023	$(126,023)	$—	$(9,469)	$(135,492)

(In thousands)	Unrealized Gains/ (Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2022	$(336)	$(8,203)	$—	$(8,539)
Other comprehensive income before reclassification, net of tax	(124,097)	—	(12,083)	(136,180)
Reclassifications from accumulated other comprehensive income, net of tax	(36)	419	1,266	1,649
Current period change in other comprehensive income, net of tax	(124,133)	419	(10,817)	(134,531)
Balance at September 30, 2022	$(124,469)	$(7,784)	$(10,817)	$(143,070)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated that had an impact on the Condensed Consolidated Statements of Income:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Unrealized gains on available-for-sale debt securities:
Affected line item in the Statements of Income:
Investment securities gains	$—	$48
Income before taxes	—	48
Tax expense	—	(12)
Net income	$—	$36

Amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity:
Affected line item in the Statements of Income:
Interest and dividends on investment securities (1)	$(1,314)	$(1,735)
Income before taxes	(1,314)	(1,735)
Tax benefit	347	469
Net loss	$(967)	$(1,266)

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (2)	$(526)	$(587)
Pension settlement expense (2)	(8,157)	—
Income before taxes	(8,683)	(587)
Tax benefit	2,212	168
Net loss	$(6,471)	$(419)
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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Components of lease expense:
Operating lease cost (resulting from lease payments)	$2,668	$2,707	$8,095	$8,211

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$2,862	$2,866	$8,612	$8,698
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$—	$—	$703	$—
Acquisitions	$—	$—	$—	$—

			September 30, 2023	December 31, 2022
Supplemental balance sheet information related to leases:
Operating lease ROU assets			$41,535	$48,910
Operating lease liabilities			$49,510	$57,402

Other information related to leases:
Weighted average remaining lease term of operating leases			5.7 years	8.6 years
Weighted average discount rate of operating leases			3.54%	3.02%

ROU assets and lease liabilities are recorded in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition.

At September 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining 2023	$2,858
2024	10,831
2025	9,821
2026	9,088
2027	7,682
Thereafter	14,711
Total undiscounted lease payments	54,991
Less: Present value discount	(5,481)
Lease liability	$49,510

At September 30, 2023, the Company had one operating lease that has not yet commenced operations and is expected to commence operations by the end of 2023. The total amount of ROU asset and lease liability at September 30, 2023 was $0.6 million. The Company does not have any lease arrangements with any of its related parties as of September 30, 2023.

NOTE 14 – DERIVATIVES
Customer Interest Rate Swaps
The Company has entered into interest rate swaps (“swaps”) with qualifying commercial banking customers to facilitate their risk management strategies and financing needs. These swaps provide customers with the ability to convert variable rates into fixed rates. They are economically hedged by offsetting interest rate swaps that the Company executes with derivative counterparties in order to offset its exposure on the fixed components of the customers' swaps. Swaps qualify as derivatives, but are not designated as hedging instruments. Fair values of the swaps are carried as both gross assets and gross liabilities in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. The associated changes in fair values of gross assets and gross liabilities net to zero in the Condensed Consolidated Statements of Income.

Mortgage Banking Derivatives
The Company enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The loans are sold to the secondary market on either a mandatory or best efforts basis. Loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. The Company enters into forward to-be-announced (“TBA”) sales contracts to manage the interest rate risk between the interest rate lock commitment and the funding of those loans. Loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate lock commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives but are not designated as hedging instruments.

Fair Values of Derivative Instruments on the Balance Sheet
Derivatives are carried at fair value and are classified under other assets and other liabilities in the Condensed Consolidated Statements of Condition. Changes in fair value are recognized in earnings. None of the Company's derivatives are designated in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
(In thousands)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives
Loan Swaps:
Interest Rate Swaps	$436,044	$22,423	$22,423	$339,088	$18,596	$18,596
Mortgage Banking Derivatives:
Interest Rate Lock Commitments	30,768	452	—	21,118	319	—
Forward TBA Contracts	26,250	200	—	11,500	91	—
Total Derivatives	$493,062	$23,075	$22,423	$371,706	$19,006	$18,596

Effect of Derivatives on the Income Statement
The table below presents the changes in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, respectively.

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Location of Gain/(Loss)	2023	2022	2023	2022
Interest rate lock commitments	Mortgage banking activities	$(45)	$137	$133	$(839)
Forward TBA contracts	Mortgage banking activities	(48)	77	(59)	643
Total		$(93)	$214	$74	$(196)

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

	September 30, 2023
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$19,235	$—	$19,235
Available-for-sale debt securities:
U.S. treasuries and government agencies	—	94,845	—	94,845
State and municipal	—	251,879	—	251,879
Mortgage-backed and asset-backed	—	728,365	—	728,365
Total available-for-sale debt securities	—	1,075,089	—	1,075,089
Interest rate swap agreements	—	22,423	—	22,423
Total assets	$—	$1,116,747	$—	$1,116,747

Liabilities:
Interest rate swap agreements	$—	$(22,423)	$—	$(22,423)
Total liabilities	$—	$(22,423)	$—	$(22,423)
 (1) The outstanding principal balance for residential loans held for sale as of September 30, 2023 was $19.1 million.

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$11,706	$—	$11,706
Investments available-for-sale:
U.S. treasuries and government agencies	—	93,622	—	93,622
State and municipal	—	265,997	—	265,997
Mortgage-backed and asset-backed	—	854,919	—	854,919
Total investments available-for-sale	—	1,214,538	—	1,214,538
Interest rate swap agreements	—	18,596	—	18,596
Total assets	$—	$1,244,840	$—	$1,244,840

Liabilities:
Interest rate swap agreements	$—	$(18,596)	$—	$(18,596)
Total liabilities	$—	$(18,596)	$—	$(18,596)
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

	September 30, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans(1)	$—	$—	$—	$—	$—
Other real estate owned	—	—	261	261	(104)
Total	$—	$—	$261	$261	$(104)

	December 31, 2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$190	$190	$(384)
Other real estate owned	—	—	645	645	(105)
Total	$—	$—	$835	$835	$(489)
(1) Represent outstanding collateral-dependent non-accrual loans that were written down to the fair value of the underlying collateral. Fair values are determined using actual market prices (Level 2), independent third-party valuations and borrower records, discounted as appropriate (Level 3).

At September 30, 2023, non-accrual loans totaling $78.0 million had an estimated fair value of $58.1 million as a result of individual credit loss allowances of $19.9 million based on the most recent value of the collateral. Collateral dependent loans totaling $26.2 million had an estimated fair value of $19.3 million at December 31, 2022 as a result of individual credit loss allowances of $6.9 million.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	September 30, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$717,591	$717,591	$717,591	$—	$—
Residential mortgage loans held for sale	19,235	19,235	—	19,235	—
Available-for-sale debt securities	1,075,089	1,075,089	—	1,075,089	—
Held-to-maturity debt securities	241,464	194,411	—	194,411	—
Other investments	75,525	75,525	—	75,525	—
Loans, net of allowance	11,176,932	10,256,489	—	—	10,256,489
Interest rate swap agreements	22,423	22,423	—	22,423	—
Accrued interest receivable	45,100	45,100	45,100	—	—
Bank owned life insurance	157,714	157,714	—	157,714	—

Financial liabilities:
Time deposits	$2,930,555	$2,905,077	$—	$2,905,077	$—
Other deposits	8,220,457	8,220,457	8,220,457	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	366,581	366,581	—	366,581	—
Advances from FHLB	550,000	539,808	—	539,808	—
Subordinated debt	370,653	337,052	—	—	337,052
Interest rate swap agreements	22,423	22,423	—	22,423	—
Accrued interest payable	39,585	39,585	39,585	—	—

			Fair Value Measurements
	December 31, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$192,232	$192,232	$192,232	$—	$—
Residential mortgage loans held for sale	11,706	11,706	—	11,706	—
Investments available-for-sale	1,214,538	1,214,538	—	1,214,538	—
Held-to-maturity debt securities	259,452	220,123	—	220,123	—
Other investments	69,218	69,218	—	69,218	—
Loans, net of allowance	11,260,464	11,020,992	—	—	11,020,992
Interest rate swap agreements	18,596	18,596	—	18,596	—
Accrued interest receivable	41,172	41,172	41,172	—	—
Bank owned life insurance	153,016	153,016	—	153,016	—

Financial liabilities:
Time deposits	$2,118,262	$2,082,319	$—	$2,082,319	$—
Other deposits	8,835,159	8,835,159	8,835,159	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	321,967	321,967	—	321,967	—
Advances from FHLB	550,000	549,530	—	549,530	—
Subordinated debt	370,205	332,470	—	—	332,470
Interest rate swap agreements	18,596	18,596	—	18,596	—
Accrued interest payable	10,867	10,867	10,867	—	—

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

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank. Throughout this report, references to the
“Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Sandy Spring Bancorp, Inc. and its subsidiaries. “Bancorp” refers solely to the parent holding company, and the “Bank” refers solely to Bancorp’s subsidiary bank, Sandy Spring Bank. Bancorp is the bank holding company for the Bank, which is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At September 30, 2023, the Company had $14.1 billion in total assets, compared to $13.8 billion at December 31, 2022. Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

Current Quarter Financial Overview
For the quarter ended September 30, 2023 we reported net income of $20.7 million ($0.46 per diluted common share), compared to net income of $33.6 million ($0.75 per diluted common share) for the third quarter of 2022 and $24.7 million ($0.55 per diluted common share) for the second quarter of 2023. The year-over-year decline in quarterly net income, as well as the decline in net income from the previous quarter, was driven primarily by declines in net interest income from both periods and the pension settlement expense recognized in the current quarter.

Current quarter core earnings were $27.8 million ($0.62 per diluted common share), compared to $27.1 million ($0.60 per diluted common share) for the quarter ended June 30, 2023 and $35.7 million ($0.80 per diluted common share) for the quarter ended September 30, 2022. Core earnings exclude the after-tax impact of amortization of intangibles, investment securities gains or losses and other non-recurring or extraordinary items. The current quarter's core earnings increased compared to the linked quarter as a result of a lower provision for credit losses, lower salaries and employee benefits expense, and lower marketing expense, offset by reduced net interest income.

The current quarter reflects the following:

•Total assets at September 30, 2023 increased by 1% to $14.1 billion compared to $14.0 billion at June 30, 2023.

•Total loans declined by $69.3 million or 1% to $11.3 billion at September 30, 2023 compared to $11.4 billion at June 30, 2023. During the current quarter, the Company reduced its concentration in the commercial real estate segments by $110.3 million, while commercial business loans and lines increased $31.1 million. The total residential mortgage loan portfolio grew $16.0 million mainly due to the migration of construction loans into the portfolio.

•Deposits increased $192.1 million or 2% to $11.2 billion at September 30, 2023 compared to $11.0 billion at June 30, 2023, as interest-bearing deposits increased $258.1 million or 3%, while noninterest-bearing deposits declined $66.0 million or 2%. Growth within interest-bearing deposit categories was driven by savings accounts and core time deposits, which increased by $277.4 million and $263.7 million, respectively. These increases were partially offset by the $155.8 million decrease in brokered time deposits, as the Company reduced its reliance on wholesale funding sources, and the $177.5 million decrease in money market accounts.

•Credit quality metrics remained strong during the current quarter. The ratio of non-performing loans to total loans was 0.46% at September 30, 2023 compared to 0.44% at June 30, 2023 and 0.40% at September 30, 2022. Net charge-off activity during the current quarter was insignificant.

•Total borrowings declined in the current quarter by $57.8 million or 4% over the amounts at June 30, 2023, mainly as a result of a $50.0 million reduction in FHLB advances.

•Net interest income for the third quarter of 2023 declined $5.4 million or 6% compared to the previous quarter and $27.9 million or 25% compared to the third quarter of 2022. During the recent quarter, the $4.3 million growth in interest income was more than offset by the $9.7 million increase in interest expense, a result of the increased rates paid on deposits.

•The net interest margin was 2.55% for the third quarter of 2023 compared to 2.73% for the second quarter of 2023 and 3.53% for the third quarter of 2022. The decline in the net interest margin was the result of higher rates paid on interest-bearing liabilities, driven by higher market rates, competition for deposits, and customer movement of excess funds out of noninterest-bearing accounts, outpacing the increase in the yield on interest-earning assets. Compared to the linked quarter, the rate paid on interest-bearing liabilities rose 36 basis points, while the yield on interest-earning assets increased eight basis points, resulting in the quarterly margin compression of 18 basis points.

•Provision for credit losses directly attributable to the funded loan portfolio was $3.2 million for the current quarter compared to $4.5 million in the previous quarter and $14.1 million in the prior year quarter. The provision for the current quarter was the product of increases in individual reserves on a few commercial lending relationships, which were partially offset by a qualitative adjustment related to reduced probability of an economic recession. In addition, during the current quarter the Company reduced its reserve for unfunded commitments by $0.8 million as a result of higher utilization of lines of credit.

•Non-interest income for the third quarter of 2023 increased by 1% or $0.2 million compared to the linked quarter and grew by 3% or $0.5 million compared to the prior year quarter. The quarter-over-quarter increase was mainly driven by higher wealth management income and higher lending-related fees, offset by lower BOLI income.

•Non-interest expense for the third quarter of 2023 increased $3.3 million or 5% compared to the second quarter of 2023 and $6.7 million or 10% compared to the prior year quarter. The current quarter included $8.2 million of pension settlement expense related to the termination of the Company's pension plan, while the previous quarter included $1.9 million of severance related expense associated with staffing adjustments. Excluding these items from the current and previous quarters, total non-interest expense declined by $2.9 million or 4% driven by lower salaries and employee benefits expense and lower marketing expense.

•Return on average assets (“ROA”) for the quarter ended September 30, 2023 was 0.58% and return on average tangible common equity (“ROTCE”) was 7.42% compared to 0.70% and 8.93%, respectively, for the second quarter of 2023 and 0.99% and 12.49%, respectively, for the third quarter of 2022. On a non-GAAP basis, the current quarter's core ROA was 0.78% and core ROTCE was 9.51% compared to 0.77% and 9.43%, respectively, for the previous quarter and 1.05% and 12.86%, respectively, for the third quarter of 2022.

•The GAAP efficiency ratio was 70.72% for the third quarter of 2023, compared to 64.22% for the second quarter of 2023 and 50.66% for the third quarter of 2022. The non-GAAP efficiency ratio was 60.91% for the third quarter of 2023 compared to 60.68% for the second quarter of 2023 and 48.18% for the prior year quarter. The increase in both the GAAP and non-GAAP efficiency ratios (reflecting a decrease in efficiency) in the current quarter compared to the previous quarter and the third quarter of the prior year was the result of declines in net revenue from the prior periods coupled with the growth in non-interest expense.

Summary of Comparative Third Quarter Results

Balance Sheet and Credit Quality
Total assets were $14.1 billion at September 30, 2023, as compared to $13.8 billion at September 30, 2022. Total loans increased by $81.5 million or 1% to $11.3 billion at September 30, 2023 compared to $11.2 billion at September 30, 2022. Total commercial real estate and business loans declined $56.5 million due to a $205.1 million or 18% decline in the AD&C loan portfolio, while investor and owner-occupied commercial real estate loan portfolios grew a combined $87.5 million. Commercial business loans and lines increased $61.1 million or 4%. Total residential mortgage loans grew $213.5 million or 18% due to the retention of organic loan production, in addition to the migration of construction loans into the residential mortgage portfolio.

Deposits increased $401.5 million or 4% to $11.2 billion at September 30, 2023 compared to $10.7 billion at September 30, 2022. During this period total interest-bearing deposits increased $1.4 billion or 20%, while noninterest-bearing deposits declined $979.6 million or 25%. Growth within interest-bearing deposit categories was driven by savings accounts and time deposits, which increased by $468.8 million and $1.2 billion, respectively. These increases were partially offset by the $429.0 million decrease in money market accounts. Core deposits, which exclude brokered deposits, remained flat year-over-year and represented 90% of total deposits as of September 30, 2023 compared to 93% at September 30, 2022, reflecting the continued stability of the core deposit base. The deposit growth experienced during the preceding twelve months resulted in the loan to deposit ratio declining to 101% at September 30, 2023 from 104% at September 30, 2022. Total uninsured deposits at September 30, 2023 were approximately 33% of total deposits. The Company offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. At September 30, 2023 balances in the Company's reciprocal deposit accounts increased by $629.5 million during the previous twelve months.

Total borrowings declined by $129.1 million or 9% at September 30, 2023 as compared to the previous year. During the previous twelve months FHLB advances and federal funds purchased declined $290.0 million and $115.0 million, respectively, partially offset by $300.0 million in borrowings through Federal Reserve Bank's Bank Term Funding Program. At September 30, 2023, contingent liquidity, which consists of available FHLB borrowings, fed funds, available funds through the

Federal Reserve Bank's discount window and the Bank Term Funding Program, as well as excess cash and unpledged investment securities totaled $6.1 billion or 168% of uninsured deposits. At September 30, 2023, total cash and cash equivalents were $717.6 million, an increase of $458.8 million or 177% compared to September 30, 2022, primarily a result of strong deposit growth.

The tangible common equity ratio decreased to 8.42% of tangible assets at September 30, 2023, compared to 7.98% at September 30, 2022. This increase reflected the effect of tangible capital growth of 9%, exceeding tangible asset growth of 3% during the period.

At September 30, 2023, the Company had a total risk-based capital ratio of 14.85%, a common equity tier 1 risk-based capital ratio of 10.83%, a tier 1 risk-based capital ratio of 10.83%, and a tier 1 leverage ratio of 9.50%.

Non-performing loans include non-accrual loans and accruing loans 90 days or more past due. Overall credit quality remained stable at September 30, 2023 compared to June 30, 2023, as the ratio of non-performing loans to total loans was 0.46% compared to 0.44%. These levels of non-performing loans compare to 0.40% at September 30, 2022 and continue to indicate stable credit quality during a period of economic uncertainty. At September 30, 2023, non-performing loans totaled $51.8 million, compared to $49.5 million at June 30, 2023 and $44.5 million at September 30, 2022. Total net charge-offs for the current quarter amounted to $0.1 million compared to $1.8 million for the second quarter of 2023 and $0.5 million of net recoveries for the third quarter of 2022.

At September 30, 2023, the allowance for credit losses was $123.4 million or 1.09% of outstanding loans and 238% of non-performing loans, compared to $120.3 million or 1.06% of outstanding loans and 243% of non-performing loans at the end of the previous quarter and $128.3 million or 1.14% of outstanding loans and 289% of non-performing loans at the end of the third quarter of 2022. The increase in the allowance for the current quarter compared to the previous quarter mainly reflects increases in individual reserves recorded on a few commercial real estate relationships, partially offset by the reduction of the qualitative adjustment related to the probability of an economic recession.

Quarterly Results of Operations
Net income was $20.7 million ($0.46 per diluted common share) for the three months ended September 30, 2023 compared to $33.6 million ($0.75 per diluted common share) for the prior year quarter. The decline in quarterly net income was primarily attributable to the year-over-year decline in net interest income as a result of the significant increase in funding cost and higher non-interest expense driven by the recognition in the current quarter of the pension settlement expense.

Net interest income decreased $27.9 million or 25% for the third quarter of 2023 compared to the third quarter of 2022, as the $32.0 million growth in interest income was more than offset by interest expense growth of $59.9 million. The provision for credit losses was $2.4 million for the third quarter of 2023 compared to $18.9 million for the third quarter of 2022. Non-interest income for the current quarter increased by 3% or $0.5 million compared to the prior year quarter. Non-interest expense for the current quarter included $8.2 million of pension settlement expense. Excluding the pension settlement expense from the current quarter, non-interest expense declined $1.5 million or 2% for the third quarter of 2023, compared to the prior year quarter driven primarily by lower compensation and marketing expenses, offset by increases in FDIC insurance and professional fee expenses.

Results of Operations
For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

We recorded net income of $96.7 million for the nine months ended September 30, 2023 compared to net income of $132.3 million for the same period in the prior year. Core earnings were $107.2 million for the nine months ended September 30, 2023 compared to $125.0 million for the same period in the prior year. Core earnings exclude the after-tax impact of amortization of intangibles, investment securities gains or losses and other non-recurring or extraordinary items. Year-to-date net income declined as a result of the gain recognized on the sale of the Company's insurance segment during the prior year in combination with lower net interest income and higher non-interest expense, partially offset by the lower provision for credit losses as a result of significant credit recorded during the first quarter of the current year. Pre-tax, pre-provision net income declined to $115.5 million for the nine months ended September 30, 2023 compared to $200.2 million for the prior year period as a result of the lower net interest income and non-interest income coupled with an increase in non-interest expense.

Net Interest Income
For the nine months ended September 30, 2023, net interest income decreased $47.5 million compared to the prior year as a result of the $169.0 million increase in interest expense, partially offset by the $121.5 million increase in interest income. Interest expense growth was primarily due to the additional interest expense associated with money market and time deposit accounts and, to a lesser degree, FHLB and Federal Reserve Bank borrowings. Our net interest margin declined to 2.75% for the nine months ended September 30, 2023, compared to 3.50% for the prior year, primarily as a result of higher funding cost due to the rising interest rate environment and market competition for deposits over the period. On a tax-equivalent basis, net interest income for the nine months ended September 30, 2023 declined to $275.9 million compared to $323.2 million for the nine months ended September 30, 2022 as a result of the aforementioned increase in interest expense outpacing the growth in interest income.

The following tables provide an analysis of net interest income performance that shows that, for the comparative period, the average yield on earning assets improved 91 basis points while the average rate paid on interest-bearing liabilities rose 237 basis points, resulting in margin compression of 75 basis points.

Consolidated Average Balances, Yields and Rates

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$5,136,059	$177,067	4.61%	$4,546,440	$138,245	4.07%
Commercial owner-occupied real estate loans	1,770,812	61,038	4.61	1,722,522	58,126	4.51
Commercial AD&C loans	1,044,907	61,005	7.81	1,104,901	37,821	4.58
Commercial business loans	1,442,858	68,258	6.33	1,344,608	49,370	4.91
Total commercial loans	9,394,636	367,368	5.23	8,718,471	283,562	4.35
Residential mortgage loans	1,356,530	35,925	3.53	1,071,634	26,632	3.31
Residential construction loans	202,856	5,302	3.49	217,978	5,112	3.14
Consumer loans	422,861	24,403	7.72	422,941	13,112	4.14
Total residential and consumer loans	1,982,247	65,630	4.42	1,712,553	44,856	3.50
Total loans (2)	11,376,883	432,998	5.09	10,431,024	328,418	4.21
Loans held for sale	13,192	697	7.04	15,174	504	4.43
Taxable securities	1,275,407	20,538	2.15	1,204,240	14,472	1.60
Tax-advantaged securities	360,348	6,727	2.49	475,463	8,533	2.39
Total investment securities (3)	1,635,755	27,265	2.22	1,679,703	23,005	1.83
Interest-bearing deposits with banks	368,829	13,979	5.07	202,882	1,245	0.82
Federal funds sold	433	13	4.00	581	4	0.91
Total interest-earning assets	13,395,092	474,952	4.74	12,329,364	353,176	3.83

Less: allowance for credit losses - loans	(125,558)			(112,384)
Cash and due from banks	94,960			81,673
Premises and equipment, net	70,130			62,510
Other assets	609,301			672,093
Total assets	$14,043,925			$13,033,256

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,413,876	$10,465	0.99%	$1,477,956	$1,513	0.14%
Regular savings deposits	660,211	7,831	1.59	553,982	62	0.02
Money market savings deposits	3,067,810	68,976	3.01	3,334,534	7,403	0.30
Time deposits	2,658,225	67,943	3.42	1,418,740	6,600	0.62
Total interest-bearing deposits	7,800,122	155,215	2.66	6,785,212	15,578	0.31
Federal funds purchased and Federal Reserve Bank borrowings	264,580	9,816	4.96	85,983	1,128	1.75
Repurchase agreements	62,126	561	1.21	119,554	104	0.12
Advances from FHLB	637,015	21,623	4.54	174,493	3,066	2.35
Subordinated debentures	370,412	11,839	4.26	315,065	10,130	4.29
Total borrowings	1,334,133	43,839	4.39	695,095	14,428	2.78
Total interest-bearing liabilities	9,134,255	199,054	2.91	7,480,307	30,006	0.54

Noninterest-bearing demand deposits	3,218,226			3,919,600
Other liabilities	169,291			146,429
Stockholders' equity	1,522,153			1,486,920
Total liabilities and stockholders' equity	$14,043,925			$13,033,256

Tax-equivalent net interest income and spread		$275,898	1.83%		$323,170	3.29%
Less: tax-equivalent adjustment		3,044			2,809
Net interest income		$272,854			$320,361

Interest income/earning assets			4.74%			3.83%
Interest expense/earning assets			1.99			0.33
Net interest margin			2.75%			3.50%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.37% and 25.47% for 2023 and 2022, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $3.0 million and $2.8 million in 2023 and 2022, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise tax-equivalent net interest income:

	2023 vs. 2022			2022 vs. 2021
	Increase Or (Decrease)	Due to Change In Average:*		Increase Or (Decrease)	Due to Change In Average:*
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$38,822	$19,190	$19,632	$23,720	$26,821	$(3,101)
Commercial owner-occupied real estate loans	2,912	1,626	1,286	902	2,171	(1,269)
Commercial AD&C loans	23,184	(2,159)	25,343	4,904	134	4,770
Commercial business loans	18,888	3,810	15,078	(23,521)	(27,860)	4,339
Residential mortgage loans	9,293	7,434	1,859	587	1,878	(1,291)
Residential construction loans	190	(365)	555	506	1,029	(523)
Consumer loans	11,291	(2)	11,293	351	(1,412)	1,763
Loans held for sale	193	(72)	265	(961)	(1,474)	513
Taxable securities	6,066	890	5,176	2,242	2,690	(448)
Tax-exempt securities	(1,806)	(2,146)	340	538	538	—
Interest-bearing deposits with banks	12,734	1,736	10,998	850	(275)	1,125
Federal funds sold	9	(1)	10	4	—	4
Total tax-equivalent interest income	121,776	29,941	91,835	10,122	4,240	5,882

Interest expense on funding of earning assets:
Interest-bearing demand deposits	8,952	(70)	9,022	813	44	769
Regular savings deposits	7,769	9	7,760	(127)	28	(155)
Money market savings deposits	61,573	(646)	62,219	3,452	(103)	3,555
Time deposits	61,343	9,943	51,400	(762)	(1,012)	250
Federal funds purchased and Federal Reserve Bank borrowings	8,688	4,614	4,074	1,115	150	965
Repurchase agreements	457	(75)	532	(22)	(22)	—
Advances from FHLB	18,557	13,730	4,827	417	451	(34)
Subordinated debentures	1,709	1,780	(71)	4,157	2,908	1,249
Total interest expense	169,048	29,285	139,763	9,043	2,444	6,599
Tax-equivalent net interest income	$(47,272)	$656	$(47,928)	$1,079	$1,796	$(717)
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company’s total tax-equivalent interest income increased 34% to $475.0 million for the first nine months of 2023 compared to $353.2 million for the prior year period as interest income increased in each of the major earning asset categories led by the $83.8 million income growth in commercial loans and, to a lesser extent, the $20.8 million growth in interest income from residential and consumer loans. The increase in interest income was driven by commercial loans, predominantly from investor real estate loans and, to a lesser degrees, AD&C and commercial business loans. Interest income also increased in interest-bearing deposits with banks and investment securities.

Average interest-earning assets rose 9% for the nine months ended September 30, 2023 compared to the same period for 2022 as average loans outstanding increased 9%. During the comparative period, total average commercial real estate loans grew 8% and commercial business loans rose 7%. Average residential mortgage loans increased 27% during the same time period as a greater number of one-year ARM loans were retained in the portfolio. Compared to the prior year, the yield on average loans increased 88 basis points. The average balance of the investment portfolio decreased 3% for the first nine months of 2023 compared to the first nine months of 2022. Interest income from the investment securities portfolio increased 19%, as a result of a 39 basis point increase in the yield. Composition of the average investment portfolio shifted to 78% in taxable securities in the current period, as compared to 72% for the prior year period.

Overall, the average yield on interest-earning assets grew to 4.74% for the first nine month of 2023 compared to 3.83% for the prior year period as average yields on loans and investment securities increased compared to the same period of the prior year, reflecting general market interest rates during the previous twelve months.

Interest Expense
For the first nine months of 2023 interest expense increased $169.0 million compared to the first nine months of 2022. The year-over-year increase was comprised of the $139.6 million increase in deposit interest expense and a $29.4 million increase in borrowing cost. These increases from period to period were driven by the increase in market interest rates coupled with the increase in average balances in deposits and borrowings. The impact of the rise in rates resulted in the average rate on interest-bearing liabilities for the year-to-date rising to 2.91% from 0.54% for the prior year period. During this period, the average balance of time deposits grew significantly, a result of the increase in brokered time deposits to provide funding for loan growth and liquidity and, to a lesser degree, core time deposits, a result of the increase in rates offered on these products. Average noninterest-bearing deposits decreased to 29% of average deposits in the current period compared to 37% in the prior year’s first nine months.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2023/2022	2023/2022
(Dollars in thousands)	2023	2022	$ Change	% Change
Securities gains	$—	$48	$(48)	N/M
Gain on disposal of assets	—	16,516	(16,516)	N/M
Service charges on deposit accounts	7,698	7,384	314	4.3
Mortgage banking activities	4,744	5,347	(603)	(11.3)
Wealth management income	27,414	27,302	112	0.4
Insurance agency commissions	—	2,927	(2,927)	N/M
Income from bank owned life insurance	3,003	2,191	812	37.1
Bank card fees	1,315	3,916	(2,601)	(66.4)
Other income	6,344	7,091	(747)	(10.5)
Total non-interest income	$50,518	$72,722	$(22,204)	(30.5)
 N/M - Not meaningful

For the nine months ended September 30, 2023, non-interest income decreased 31% to $50.5 million compared to $72.7 million for 2022. Non-interest income for the prior year included a $16.5 million gain on the sale of our insurance segment. Excluding the gain, non-interest income decreased 10% or $5.7 million, driven by a $2.9 million decrease in insurance commissions, a $2.6 million decrease in bank card fees and a $0.6 million decrease in income from mortgage banking activities. The decline in income from mortgage banking activities resulted from the rising interest rate environment, which continues to limit home sales and refinancing activity. Insurance commission income declined as a result of the disposition of our insurance business during the second quarter of the prior year. Fees from bank cards diminished as a result of regulatory restrictions on transaction fees effective in the second half of the prior year. These decreases in non-interest income year-over-year were partially offset by a $0.7 million increase in BOLI mortality-related income and an increase in service charge fee income.

Further detail of non-interest income activity for the first nine months of 2023 versus 2022 is provided as follows:

•Service charges on deposit accounts increased 4% as the growth in service charge income on commercial demand deposit accounts increased 23% partially offset by the decline in ATM and returned check charges.
•Income from mortgage banking activities decreased 11% as a result of reduced origination and refinancing volume, the continued result of the increase in mortgage lending rates during the comparative period.
•Wealth management income, comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiaries remained relatively flat compared to the prior year period. Overall, total assets under management increased to $5.5 billion at September 30, 2023 compared to $5.0 billion at September 30, 2022.
•Insurance agency commissions decreased 100% due to the sale of the Company's insurance business in June 2022.
•Bank-owned life insurance income increased 37% as a result of mortality related income received in the second quarter of the current year.

•Bank card fee income declined 66% as a result of the impact of 2022 regulatory limitations on interchange fees effective for the Company at June 30, 2022.
•Other income decreased by 11% or $0.7 million, the result of the decline in credit-related fees.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2023/2022	2023/2022
(Dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$124,710	$119,049	$5,661	4.8%
Occupancy expense of premises	14,220	14,527	(307)	(2.1)
Equipment expense	11,688	10,920	768	7.0
Marketing	3,861	3,843	18	0.5
Outside data services	8,186	7,492	694	9.3
FDIC insurance	6,846	3,330	3,516	105.6
Amortization of intangible assets	3,820	4,406	(586)	(13.3)
Merger, acquisition and disposal expense	—	1,068	(1,068)	N/M
Professional fees and services	12,354	6,596	5,758	87.3
Other expenses	22,227	21,687	540	2.5
Total non-interest expense	$207,912	$192,918	$14,994	7.8
 N/M - not meaningful

Non-interest expense increased 8% to $207.9 million for the nine months ended September 30, 2023, compared to $192.9 million for 2022. Current year expense included pension settlement expense of $8.2 million and severance expense of $1.9 million, while the prior year included contingent earn-out expense associated with the 2020 acquisition of Rembert Pendleton Jackson of $1.2 million and merger, acquisition and disposal expense of $1.1 million. Excluding these items, non-interest expense increased by $7.2 million or 4% in the current year over the prior year. The drivers of the increase in non-interest expense excluding the expenses noted above, were a $5.8 million increase in professional fees, a $3.5 million increase in FDIC expense, and a $1.4 million increase in software amortization and depreciation expense.

Further detail by category of non-interest expense activity for the first nine months of 2023 versus 2022 is provided as follows:

•Salaries and employee benefits, the largest component of non-interest expense, increased 5% or $5.7 million. Current year expense included pension settlement expense of $8.2 million and severance expense of $1.9 million. Excluding these expenses, salaries and benefit expense decreased by $4.4 million or 4%, driven by the reduction in incentive and commission based compensation.
•Combined occupancy and equipment expenses increased 2% due to higher software costs.
•Outside data services expense increased 9% due to the increase in volume-based components of contractual-based services.
•FDIC insurance increased 106% for 2023 as a result of the increase in the assessment rate imposed by the FDIC on all banks beginning in the first quarter of 2023.
•Amortization of intangible assets decreased as a result of the decline in the core deposit intangible amortization of the asset recognized on previous acquisitions.
•Professional fees and services grew 87% as a result of an increase in utilization of IT consulting services to assist in the implementation of enhanced data capabilities and various other software platforms.
•Other non-interest expenses increased $0.5 million due a variety of miscellaneous operating costs.

Income Taxes
The Company had income tax expense of $32.8 million in the first nine months of 2023, compared to income tax expense of $44.3 million in the first nine months of 2022, as a result of the decrease in current year-to-date pre-tax earnings compared to the prior year's pre-tax earnings. The effective tax rate for the first nine months of 2023 was 25.3%, compared to a tax rate of 25.1% for the same period in 2022. The increase in the current year's effective tax rate is the result of pre-tax income containing a higher proportion of taxable income compared to the prior year period.

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

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes merger, acquisition and disposal expense, the amortization of intangibles, and other non-core expenses, such as severance expense, pension settlement expense or contingent payment expense. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes gain on disposal of assets and securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). For the nine months ended September 30, 2023, the GAAP efficiency ratio was 64.29% compared to 49.08% for the same period in 2022. The current period's erosion in the GAAP efficiency ratio compared to the prior year period is directly related to the decline in revenues and the rise in non-interest expense during the period. The non-GAAP efficiency ratio for the current year was 59.42% compared to 49.09% for the prior year. The current year’s non-GAAP efficiency ratio compared to the prior year indicates a decline in efficiency and is the result of the 14% decrease in non-GAAP revenue combined with the 4% growth in non-GAAP non-interest expense.

In addition, we use pre-tax, pre-provision net income, as a measure of the level of certain recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding/ (subtracting) the provision (credit) for credit losses and the provision for income taxes back to/from net income. This metric declined for the first nine months of 2023 compared to the same period for 2022, due primarily to the decline in net interest income and non-interest income coupled with the increase in non-interest expense.

We have presented core earnings, core earnings per share, core return on average assets ("core ROA") and core return on average tangible common equity ("core ROTCE") in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Core earnings reflect net income exclusive of amortization of intangible assets, investment securities gains or losses and non-recurring or extraordinary items, all net of tax. Core earnings were $107.2 million ($2.39 per diluted common share) for the nine months ended September 30, 2023, compared to $125.0 million ($2.77 per diluted common share) for the nine months ended September 30, 2022. Average tangible assets and average tangible common equity represent average assets and average stockholders’ equity adjusted for average goodwill and average intangible assets. The ROA for the first nine months of 2023 was 0.92% compared to 1.36% for the same period of the prior year. For the nine months ended September 30, 2023, the non-GAAP core ROA was 1.02% compared to 1.28% for the same period in the prior year. ROTCE was 11.67% for the first nine months of 2023 compared to 16.54% for the first nine months of 2022. The non-GAAP core ROTCE was 12.56% for the first nine months of 2023 compared to 15.25% for the first nine months of 2022.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Pre-tax pre-provision net income:
Net income	$96,744	$132,319
Plus/ (less) non-GAAP adjustments:
Income tax expense	32,832	44,275
Provision/ (credit) for credit losses	(14,116)	23,571
Pre-tax pre-provision net income	$115,460	$200,165

Efficiency ratio (GAAP):
Non-interest expense	$207,912	$192,918

Net interest income plus non-interest income	$323,372	$393,083

Efficiency ratio (GAAP)	64.29%	49.08%

Efficiency ratio (non-GAAP):
Non-interest expense	$207,912	$192,918
Less non-GAAP adjustments:
Amortization of intangible assets	3,820	4,406
Merger, acquisition and disposal expense	—	1,068
Severance expense	1,939	—
Pension settlement expense	8,157	—
Contingent payment expense	36	1,247
Non-interest expense - as adjusted	$193,960	$186,197

Net interest income plus non-interest income	$323,372	$393,083
Plus non-GAAP adjustment:
Tax-equivalent income	3,044	2,809
Less non-GAAP adjustment:
Securities gains	—	48
Gain on disposal of assets	—	16,516
Net interest income plus non-interest income - as adjusted	$326,416	$379,328

Efficiency ratio (non-GAAP)	59.42%	49.09%

GAAP and Non-GAAP Performance Ratios

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Core earnings (non-GAAP):
Net income	$96,744	$132,319
Plus/ (less) non-GAAP adjustments (net of tax):
Merger, acquisition and disposal expense	—	796
Amortization of intangible assets	2,851	3,284
Severance expense	1,445	—
Pension settlement expense	6,088	—
Gain on disposal of assets	—	(12,309)
Investment securities gains	—	(36)
Contingent payment expense	27	929
Core earnings (non-GAAP)	$107,155	$124,983

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	44,912,803	45,098,073

Earnings per diluted common share (GAAP)	$2.15	$2.92
Core earnings per diluted common share (non-GAAP)	$2.39	$2.77

Core return on average assets (non-GAAP):
Average assets (GAAP)	$14,043,925	$13,033,256

Return on average assets (GAAP)	0.92%	1.36%
Core return on average assets (non-GAAP)	1.02%	1.28%

Return/ Core return on average tangible common equity (non-GAAP):
Net Income (GAAP)	$96,744	$132,319
Plus: Amortization of intangible assets (net of tax)	2,851	3,284
Net income before amortization of intangible assets	$99,595	$135,603

Core return on average tangible common equity (non-GAAP):
Average assets (GAAP)	$14,043,925	$13,033,256
Average goodwill	(363,436)	(367,190)
Average other intangible assets, net	(18,068)	(23,774)
Average tangible assets (non-GAAP)	$13,662,421	$12,642,292

Average total stockholders' equity (GAAP)	$1,522,153	$1,486,920
Average goodwill	(363,436)	(367,190)
Average other intangible assets, net	(18,068)	(23,774)
Average tangible common equity (non-GAAP)	$1,140,649	$1,095,956

Return on average tangible common equity (non-GAAP)	11.67%	16.54%
Core return on average tangible common equity (non-GAAP)	12.56%	15.25%

Average tangible common equity to average tangible assets (non-GAAP)	8.35%	8.67%

Results of Operations
For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Net income was $20.7 million ($0.46 per diluted common share) for the three months ended September 30, 2023 compared to $33.6 million ($0.75 per diluted common share) for the prior year quarter. The current quarter's core earnings were $27.8 million ($0.62 per diluted common share) and $35.7 million ($0.80 per diluted common share) for the quarter ended September 30, 2022. The decline in the current quarter's net income compared to the prior year quarter was the result of one-time pension settlement expense of $8.2 million, as the Company completed the termination of its pension plan, coupled with lower net interest income, increases in FDIC insurance and professional fees, partially offset by a lower provision for credit losses and lower salaries expense. Core earnings decreased during the current quarter as compared to the prior year quarter due to reduced net interest income that more than offset the impact of a lower provision for credit losses.

Net Interest Income
Net interest income for the third quarter of 2023 decreased $27.9 million or 25% compared to the third quarter of 2022, driven by higher interest expense, a result of higher funding costs, which outpaced growth in interest income. During the past twelve months, the rising interest rate environment was primarily responsible for a $32.0 million increase in interest income. This growth in interest income was more than offset by the $59.9 million growth in interest expense as funding costs have also risen in response to the rising rate environment and significant competition for deposits. Interest income growth occurred in all categories of commercial loans and, to a lesser degree, in residential mortgage loans, consumer loans and investment securities. Interest expense grew primarily due to the growth in and higher rates paid on time and money market deposits, as well as the higher cost of borrowings in the current year period compared to the same period of the prior year.

The net interest margin was 2.55% for the third quarter of 2023 compared to 3.53% for the third quarter of 2022. The contraction of the net interest margin for the current quarter was due to the higher rate paid on interest-bearing liabilities, which outpaced the increase in the yield on interest-earning assets. The overall rate and yield increases were driven by the multiple federal funds rate increases that occurred over the preceding twelve months coupled with the competition for deposits in the market, and customer movement of excess funds out of noninterest-bearing accounts into higher yielding products. As compared to the prior year quarter, the yield on interest-earning assets increased 76 basis points, while the rate paid on interest-bearing liabilities rose 241 basis points resulting in the margin compression of 98 basis points. During the comparative period, average interest-earning assets increased by 5% and average interest-bearing liabilities grew by 18%.

At September 30, 2023 and 2022, average total loans comprised 84% and 85% of average interest-earning assets for each of the comparative quarters, respectively, with an average yield of 5.18% and 4.42%, respectively. In addition, the average yield on investment securities increased to 2.25% for the current quarter compared to 1.99% for the prior year quarter. These portfolio yield movements resulted in the rise in the overall average yield on interest-earning assets to 4.83% at September 30, 2023 from 4.07% at September 30, 2022.

The average rate paid on average interest-bearing liabilities grew by 241 basis points as the average rate paid increased from 0.88% for the third quarter of 2022 to 3.29% for the third quarter of 2023 driven by the 256 basis point increase in the average rate paid on interest-bearing deposits coupled with the 159 basis point increase in the average rate paid on borrowings. The increase in the average rate paid on interest-bearing deposits was driven by increases in rates paid in all deposit categories, while the rise in the average rate paid on borrowings reflects the impact of the use of advances from the FHLB and borrowings from the Federal Reserve Bank through the Bank Term Funding Program, which funded loan growth and provided liquidity over the previous twelve months. Average interest-bearing deposits increased 19% for the current quarter compared to the same period for the prior year, driven by a 87% increase in average time deposits. The percentage of average noninterest-bearing deposits to total average deposits decreased to 27% in the current quarter compared to 37% in the third quarter of 2022 due to the decline in commercial checking deposit balances.

Consolidated Average Balances, Yields and Rates
	Three Months Ended September 30,
	2023			2022
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$5,125,459	$60,482	4.68%	$4,898,683	$51,463	4.17%
Commercial owner-occupied real estate loans	1,769,717	20,865	4.68	1,755,891	20,284	4.58
Commercial AD&C loans	995,682	20,503	8.17	1,115,531	15,501	5.51
Commercial business loans	1,442,518	23,343	6.42	1,327,218	17,196	5.14
Total commercial loans	9,333,376	125,193	5.32	9,097,323	104,444	4.55
Residential mortgage loans	1,406,929	12,550	3.57	1,177,664	9,980	3.39
Residential construction loans	174,204	1,680	3.83	235,123	1,845	3.11
Consumer loans	421,189	8,491	8.00	422,963	5,531	5.19
Total residential and consumer loans	2,002,322	22,721	4.52	1,835,750	17,356	3.77
Total loans (2)	11,335,698	147,914	5.18	10,933,073	121,800	4.42
Loans held for sale	13,714	238	6.93	15,211	161	4.24
Taxable securities	1,239,564	6,682	2.16	1,251,599	5,735	1.83
Tax-advantaged securities	349,778	2,269	2.59	482,437	2,900	2.40
Total investment securities (3)	1,589,342	8,951	2.25	1,734,036	8,635	1.99
Interest-bearing deposits with banks	505,017	6,371	5.00	150,992	774	2.03
Federal funds sold	346	5	5.38	446	3	2.30
Total interest-earning assets	13,444,117	163,479	4.83	12,833,758	131,373	4.07

Less: allowance for credit losses - loans	(122,348)			(114,512)
Cash and due from banks	93,354			93,327
Premises and equipment, net	71,956			64,039
Other assets	599,263			644,983
Total assets	$14,086,342			$13,521,595

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,419,934	$4,229	1.18%	$1,444,801	$941	0.26%
Regular savings deposits	861,634	5,571	2.57	555,057	21	0.02
Money market savings deposits	2,866,744	25,122	3.48	3,202,507	5,281	0.65
Time deposits	2,887,311	28,180	3.87	1,542,932	3,247	0.83
Total interest-bearing deposits	8,035,623	63,102	3.12	6,745,297	9,490	0.56
Federal funds purchased and Federal Reserve Bank borrowings	300,435	3,726	4.92	158,211	947	2.37
Repurchase agreements	67,298	356	2.10	104,742	30	0.11
Advances from FHLB	558,696	6,200	4.40	514,022	3,049	2.35
Subordinated debentures	370,565	3,946	4.26	369,958	3,946	4.27
Total borrowings	1,296,994	14,228	4.35	1,146,933	7,972	2.76
Total interest-bearing liabilities	9,332,617	77,330	3.29	7,892,230	17,462	0.88

Noninterest-bearing demand deposits	3,041,101			3,995,702
Other liabilities	174,071			147,236
Stockholders' equity	1,538,553			1,486,427
Total liabilities and stockholders' equity	$14,086,342			$13,521,595

Tax-equivalent net interest income and spread		$86,149	1.54%		$113,911	3.19%
Less: tax-equivalent adjustment		1,068			951
Net interest income		$85,081			$112,960

Interest income/earning assets			4.83%			4.07%
Interest expense/earning assets			2.28			0.54
Net interest margin			2.55%			3.53%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.37% and 25.47% for 2023 and 2022, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.1 million and $1.0 million in 2023 and 2022, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Interest Income
Total tax-equivalent interest income increased $32.1 million for the third quarter of 2023 compared to the prior year quarter as interest income increased in every major earning asset category led by the increase in commercial loan income growth of $20.7 million. During the comparative period, average interest-earning assets rose 5% over the prior year quarter as average total loans grew 4% and average investment securities declined 8%. Over the past twelve months, average total mortgage loans increased 19%, while average consumer loans stayed relatively unchanged.

The average yield on interest-earning assets improved to 4.83% for the current quarter compared to 4.07% for the same period of the prior year. Average yields on loans and investment securities for the current quarter increased by 76 and 26 basis points, respectively, compared to the prior year quarter, reflecting general market interest rates during the previous twelve months. The increase in the yield on investments was driven primarily by the increase in yields on taxable investments during the period.

Interest Expense
Interest expense increased $59.9 million in the third quarter of 2023 compared to the third quarter of 2022. The increase from period to period was driven by the increase in market interest rates coupled with the increase in average balances in interest-bearing deposits and borrowings. The impact of the rise in rates resulted in the average rate on interest-bearing liabilities for the current quarter rising to 3.29% from 0.88% for the prior year quarter. During this period, total average balance of time deposits grew significantly, a result of the increase in brokered time deposits to provide funding for loan growth and liquidity and, to a lesser degree, core time deposits, a result of the increase in rates offered on these products.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2023/2022	2023/2022
(Dollars in thousands)	2023	2022	$ Change	% Change
Securities gains	$—	$2	$(2)	N/M
Gain on disposal of assets	—	(183)	183	N/M
Service charges on deposit accounts	2,704	2,591	113	4.4
Mortgage banking activities	1,682	1,566	116	7.4
Wealth management income	9,391	8,867	524	5.9
Income from bank owned life insurance	845	693	152	21.9
Bank card fees	450	438	12	2.7
Other income	2,319	2,908	(589)	(20.3)
Total non-interest income	$17,391	$16,882	$509	3.0
N/M - Not meaningful

Total non-interest income for the third quarter of 2023 increased by 3% or $0.5 million compared to the prior year quarter. The current quarter's increase in non-interest income as compared to the prior year quarter was mainly driven by higher wealth management income and modest increases in other categories offset by lower lending-related fees in the other income category.

Further detail by category of non-interest income activity for the third quarter of 2023 versus the third quarter of 2022 is provided as follows:

•Service charges on deposit accounts increased 4% as commercial service charges increased 23%, partially offset by a decline in ATM and return check charges.
•Income from mortgage banking activities increased by $0.1 million or 7% reflecting increased gains realized on sales in the current period.
•Wealth management income increased 6% in the third quarter of 2023 compared to the third quarter of 2022. Overall total assets under management increased to $5.5 billion at September 30, 2023 compared to $5.0 billion at September 30, 2022.
•Income from bank owned life insurance grew 22% as a result of increased yields on policies.
•Other income declined 20% due to lower credit related fees received during the comparative periods.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2023/2022	2023/2022
(Dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$44,853	$40,126	$4,727	11.8%
Occupancy expense of premises	4,609	4,759	(150)	(3.2)
Equipment expense	3,811	3,825	(14)	(0.4)
Marketing	729	1,370	(641)	(46.8)
Outside data services	2,819	2,509	310	12.4
FDIC insurance	2,333	1,268	1,065	84.0
Amortization of intangible assets	1,245	1,432	(187)	(13.1)
Merger, acquisition and disposal expense	—	1	(1)	N/M
Professional fees and services	4,509	2,207	2,302	104.3
Other expenses	7,563	8,283	(720)	(8.7)
Total non-interest expense	$72,471	$65,780	$6,691	10.2
N/M - Not meaningful

Total non-interest expense for the third quarter of 2023 increased by $6.7 million or 10% compared to the third quarter of 2022. The current quarter included $8.2 million of pension settlement expense related to the termination of the Company's pension plan and the comparative period included $1.2 million for contingent earn-out compensation based on the performance of the 2020 acquisition of Rembert Pendleton Jackson. Excluding these expenses from the current quarter and prior year quarter, total non-interest expense remained level period-to-period.

Further detail by category of non-expense income activity for the third quarter of 2023 versus the third quarter of 2022 is provided as follows:

•Salaries and employee benefits, the largest component of non-interest expenses, increased $4.7 million or 12% driven by the pension settlement expense which was partially offset by a decline salary and incentive based compensation.
•Occupancy and equipment expenses for the quarter decreased a combined 2% as a result of increased software amortization and related expenses.
•FDIC insurance expense increased $1.1 million as a result of a higher assessment rate imposed by the FDIC on all banks effective beginning the first quarter of 2023.
•Professional fees and services increased 104% primarily due to the increase in utilization of IT consulting services.
•Amortization of intangible assets decreased primarily as a result of the decline in the amortization expense for the core deposit intangible asset recognized from previous acquisitions.
•Other non-interest expense decreased 9% as the prior year quarter included the previously mentioned $1.2 million contingent payment expense. Excluding that expense, other expenses increased 7% due to increases in various expenses.

Income Taxes
Income tax expense was $6.9 million in the third quarter of 2023 compared to income tax expense of $11.6 million in the third quarter of 2022. The resulting effective tax rate was 24.9% for the third quarter of 2023 compared to an effective tax rate of 25.7% for the third quarter of 2022. The decrease in the current year's effective tax rate is the result of pre-tax income containing a lower proportion of taxable income compared to the prior year period.

Non-GAAP Financial Measures
The GAAP efficiency ratio in the third quarter of 2023 was 70.72% compared to 50.66% for the third quarter of 2022. The non-GAAP efficiency ratio was 60.91% in the third quarter of 2023 compared to 48.18% in the third quarter of 2022. The increase in both the GAAP and non-GAAP efficiency ratios (reflecting a decrease in efficiency) in the current quarter compared to the third quarter of the prior year were the result of declines in net revenue from the prior periods coupled with the growth in non-interest expense. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Pre-tax pre-provision net income decreased 53% for the current quarter compared to the prior year quarter due to the combined impact of the declines in net revenues coupled with the increase in non-interest expense.

Current quarter core earnings were $27.8 million ($0.62 per diluted common share), compared to $35.7 million ($0.80 per diluted common share) for the quarter ended September 30, 2022. Return on average assets for the quarter ended

September 30, 2023 was 0.58% and return on average tangible common equity was 7.42% compared to 0.99% and 12.49%, respectively, for the third quarter of 2022. On a non-GAAP basis, the current quarter's core ROA was 0.78% and core ROTCE was 9.51% compared to core ROA of 1.05% and core ROTCE of 12.86% for the third quarter of 2022.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022
Pre-tax pre-provision net income:
Net income	$20,746	$33,584
Plus/ (less) non-GAAP adjustments:
Income tax expense	6,890	11,588
Provision for credit losses	2,365	18,890
Pre-tax pre-provision net income	$30,001	$64,062

Efficiency ratio (GAAP):
Non-interest expense	$72,471	$65,780

Net interest income plus non-interest income	$102,472	$129,842

Efficiency ratio (GAAP)	70.72%	50.66%

Efficiency ratio (non-GAAP):
Non-interest expense	$72,471	$65,780
Less/ (plus) non-GAAP adjustments:
Amortization of intangible assets	1,245	1,432
Merger, acquisition and disposal expense	—	1
Pension settlement expense	8,157	—
Contingent payment expense	—	1,247
Non-interest expense - as adjusted	$63,069	$63,100

Net interest income plus non-interest income	$102,472	$129,842
Plus non-GAAP adjustment:
Tax-equivalent income	1,068	951
Less non-GAAP adjustment:
Securities gains	—	2
Gain on disposal of assets	—	(183)
Net interest income plus non-interest income - as adjusted	$103,540	$130,974

Efficiency ratio (non-GAAP)	60.91%	48.18%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022
Core earnings (non-GAAP):
Net income (GAAP)	$20,746	$33,584
Plus/ (less) non-GAAP adjustments (net of tax):
Amortization of intangible assets	932	1,076
Pension settlement expense	6,088	—
Gain on disposal of assets	—	108
Investment securities gains	—	(2)
Contingent payment expense	—	929
Core earnings (non-GAAP)	$27,766	$35,695

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	44,960,455	44,780,560

Earnings per diluted common share (GAAP)	$0.46	$0.75
Core earnings per diluted common share (non-GAAP)	$0.62	$0.80

Core return on average assets (non-GAAP):
Average assets (GAAP)	$14,086,342	$13,521,595

Return on average assets (GAAP)	0.58%	0.99%
Core return on average assets (non-GAAP)	0.78%	1.05%

Return/ Core return on average tangible common equity (non-GAAP):
Net Income (GAAP)	$20,746	$33,584
Plus: Amortization of intangible assets (net of tax)	932	1,076
Net income before amortization of intangible assets	$21,678	$34,660

Core return on average tangible common equity (non-GAAP):
Average assets (GAAP)	$14,086,342	$13,521,595
Average goodwill	(363,436)	(363,436)
Average other intangible assets, net	(16,777)	(22,187)
Average tangible assets (non-GAAP)	$13,706,129	$13,135,972

Average total stockholders' equity (GAAP)	$1,538,553	$1,486,427
Average goodwill	(363,436)	(363,436)
Average other intangible assets, net	(16,777)	(22,187)
Average tangible common equity (non-GAAP)	$1,158,340	$1,100,804

Return on average tangible common equity (non-GAAP)	7.42%	12.49%
Core return on average tangible common equity (non-GAAP)	9.51%	12.86%

Average tangible common equity to average tangible assets (non-GAAP)	8.45%	8.38%

FINANCIAL CONDITION
Total assets at September 30, 2023 increased 2% to $14.1 billion compared to $13.8 billion at December 31, 2022. Total loan balances decreased by 1% driven by the activity within commercial real estate portfolios, which decreased by $158.4 million or 2%, while the commercial business portfolio remained relatively unchanged compared to December 31, 2022. Total investment securities declined $151.1 million or 10% from December 31, 2022 to September 30, 2023, as cash flows received from investment pay downs, maturities and calls were retained to strengthen our liquidity position. Deposit balances increased to $11.2 billion at September 30, 2023 compared to $11.0 billion at December 31, 2022. The availability of competitive high yields in savings and time products, in addition to short-term debt securities, resulted in noninterest-bearing deposits declining 18%. This run-off was more than compensated by offering higher yielding accounts along with the growth in core and brokered time deposits resulting in a 12% increase in interest-bearing deposits. The increase in deposits along with the stability of loan balances resulted in the loan to deposit ratio declining to 101.3% at September 30, 2023 from 104.0% at December 31, 2022.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	September 30, 2023		December 31, 2022		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial investor real estate	$5,137,694	45.4%	$5,130,094	45.0%	$7,600	0.1
Commercial owner-occupied real estate	1,760,384	15.6	1,775,037	15.5	(14,653)	(0.8)
Commercial AD&C	938,673	8.3	1,090,028	9.6	(151,355)	(13.9)
Commercial business	1,454,709	12.9	1,455,885	12.8	(1,176)	(0.1)
Total commercial loans	9,291,460	82.2	9,451,044	82.9	(159,584)	(1.7)
Residential real estate:
Residential mortgage	1,432,051	12.7	1,287,933	11.3	144,118	11.2
Residential construction	160,345	1.4	224,772	2.0	(64,427)	(28.7)
Consumer	416,436	3.7	432,957	3.8	(16,521)	(3.8)
Total residential and consumer loans	2,008,832	17.8	1,945,662	17.1	63,170	3.2
Total loans	$11,300,292	100.0%	$11,396,706	100.0%	$(96,414)	(0.8)

Total loans declined $96.4 million or 1% to $11.3 billion at September 30, 2023 compared to $11.4 billion at December 31, 2022. Portfolio mix during the first nine months of 2023 remained relatively unchanged compared to the prior year-end. During the current year, commercial AD&C portfolio decreased by 14% as a result of our reduced concentration within the commercial real estate segments. Residential mortgage portfolio increased by 11% mainly due to migration of residential construction loans into the residential permanent portfolio, as a number of construction projects were completed. Overall, the lack of loan demand combined with lower payoff activity during the first nine months of 2023, as a result of the interest rate environment, resulted in a decline in total loans compared to the prior year.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	September 30, 2023		December 31, 2022		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Available-for-sale debt securities, at fair value:
U.S. treasuries and government agencies	$94,845	6.9%	$93,622	6.1%	$1,223	1.3%
State and municipal	251,879	18.1	265,997	17.2	(14,118)	(5.3)
Mortgage-backed and asset-backed	728,365	52.3	854,919	55.4	(126,554)	(14.8)
Total available-for-sale debt securities	1,075,089	77.3	1,214,538	78.7	(139,449)	(11.5)

Held-to-maturity debt securities, at amortized cost:
Mortgage-backed and asset-backed	241,464	17.3	259,452	16.8	(17,988)	(6.9)
Total held-to-maturity debt securities	241,464	17.3	259,452	16.8	(17,988)	(6.9)

Other investments, at cost:
Federal Reserve Bank stock	39,043	2.8	38,873	2.6	170	0.4
Federal Home Loan Bank of Atlanta stock	35,805	2.6	29,668	1.9	6,137	20.7
Other	677	—	677	—	—	—
Total other investments	75,525	5.4	69,218	4.5	6,307	9.1
Total securities	$1,392,078	100.0%	$1,543,208	100.0%	$(151,130)	(9.8)

Total investment securities decreased by $151.1 million or 10% from December 31, 2022 to September 30, 2023, primarily due to pay downs, maturities, and calls coupled with an increase in unrealized losses. Due to the volatility experienced in the bond markets during the current year, we did not purchase any new investment securities, but rather retained the cash flows received from pay downs to strengthen our liquidity position. The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with a frequent assessment of economic projections and analysis. At September 30, 2023, 99% of the debt securities portfolio was invested in Aaa/AAA or Aa/AA-rated securities. The duration of the portfolio is monitored to ensure the adequacy and ability to meet liquidity demands. The duration of the portfolio was 4.8 years at both September 30, 2023 and December 31, 2022, respectively. Weighted average tax equivalent yield of the total debt securities portfolio was 2.05% at September 30, 2023. The portfolio possesses low credit risk and provides a source of liquidity necessary to meet loan and operational demands. Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at September 30, 2023 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at September 30, 2023. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. We do not intend to sell, nor is it more likely than not that we will be required to sell these securities and have sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

Other Earning Assets
Residential mortgage loans held for sale increased to $19.2 million at September 30, 2023, compared to $11.7 million at December 31, 2022, as a result of the associated timing of origination and sales volume that has occurred during the period. We continue to sell a portion of our mortgage loan production in the secondary market. The aggregate of interest-bearing deposits with banks and federal funds sold increased by $533.2 million to $637.3 million at September 30, 2023 compared to December 31, 2022, as management increased on-balance sheet liquidity.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	September 30, 2023		December 31, 2022		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$3,013,905	27.0%	$3,673,300	33.5%	$(659,395)	(18.0)%
Interest-bearing deposits:
Demand	1,456,386	13.0	1,435,454	13.1	20,932	1.5
Money market savings	2,740,795	24.6	3,213,045	29.4	(472,250)	(14.7)
Regular savings	1,009,371	9.1	513,360	4.7	496,011	96.6
Time deposits of less than $250,000	2,305,130	20.7	1,644,645	15.0	660,485	40.2
Time deposits of $250,000 or more	625,425	5.6	473,617	4.3	151,808	32.1
Total interest-bearing deposits	8,137,107	73.0	7,280,121	66.5	856,986	11.8
Total deposits	$11,151,012	100.0%	$10,953,421	100.0%	$197,591	1.8

Deposits and Borrowings
Total deposits increased $197.6 million or 2% to $11.2 billion at September 30, 2023 from December 31, 2022. Core deposits, which exclude brokered relationships, represented 90% of total deposits at the end of the current quarter as compared to 92% at December 31, 2022, reflecting the stability of the core deposit base. At September 30, 2023, retail accounts represented 42% of core deposits while business accounts accounted for 58% of core deposits. No single commercial or retail client represented more than two percent of total deposits at the end of the current period. Total uninsured deposits, including pass-through insured deposits, represented approximately 33% of total deposits at September 30, 2023. Commercial accounts represented 73% of uninsured deposits, while retail accounts accounted for 27% of the uninsured deposit total. The commercial deposit mix continues to be well diversified with no significant concentration in one particular industry or single client.

The availability of high yields in savings products and short-term debt securities during the current quarter resulted in noninterest-bearing deposits declining 18%. Client deployment of noninterest-bearing deposits into higher yielding accounts, along with growth in core and brokered time deposits, drove a 12% increase in interest-bearing deposits. Management established strategies to mitigate outflows of uninsured deposits by providing reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. These deposits increased $646.5 million or 190% during the first nine months of 2023.

Total borrowings during the first nine months of 2023 increased by $45.1 million over the amounts at December 31, 2022. During the period, the $260.0 million reduction in federal funds purchased was replaced by $300.0 million of borrowings through the Federal Reserve Bank's Bank Term Funding Program.

At September 30, 2023, contingent liquidity, which consists of available FHLB borrowings, fed funds, funds through the Federal Reserve Bank's discount window and the Bank Term Funding Program, as well as excess cash and unpledged investment securities totaled $6.1 billion or 168% of uninsured deposits.

Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity remained at $1.5 billion at September 30, 2023 compared to at December 31, 2022. During this period, stockholders' equity increased $54.1 million primarily from net income net of dividends paid.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Value(1)	Well-Capitalized(2)
	September 30, 2023	December 31, 2022
Tier 1 leverage	9.50%	9.33%	4.00%	5.00%

Common equity Tier 1	10.83%	10.23%	4.50%	6.50%

Tier 1 capital to risk-weighted assets	10.83%	10.23%	6.00%	8.00%

Total capital to risk-weighted assets	14.85%	14.20%	8.00%	10.00%
(1)    Minimum requirements to remain adequately capitalized.
(2)    Well-capitalized under prompt corrective action regulations.

As of September 30, 2023, the most recent notification from our primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Our total capital ratio increased at September 30, 2023 from December 31, 2022 as a result of an increase in Tier 1 capital, which resulted from net income exceeding the declared common dividends during this period coupled with a decrease in risk weighted assets as loan balances declined from December 31, 2022. The Tier 1 ratios and the leverage ratio also improved due to the growth of Tier 1 capital. The Company adopted CECL effective January 1, 2020 and elected to implement the five-year CECL deferral transition in the determination of its risk-based capital ratios. At September 30, 2023, the impact of the application of this deferral transition provided an additional $5.8 million in Tier 1 capital and resulted in raising the common equity Tier 1 ratio by five basis points.

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

Tangible common equity increased to 8.42% of tangible assets at September 30, 2023, compared to 8.18% at December 31, 2022. This increase reflects a 5% increase in tangible common equity, mainly from an increase in retained earnings, partially reduced by a 2% increase in tangible assets since December 31, 2022.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	September 30, 2023	December 31, 2022
Tangible common equity ratio:
Total stockholders' equity	$1,537,914	$1,483,768
Goodwill	(363,436)	(363,436)
Other intangible assets, net	(16,035)	(19,855)
Tangible common equity	$1,158,443	$1,100,477

Total assets	$14,135,085	$13,833,119
Goodwill	(363,436)	(363,436)
Other intangible assets, net	(16,035)	(19,855)
Tangible assets	$13,755,614	$13,449,828

Outstanding common shares	44,895,158	44,657,054

Tangible common equity ratio	8.42%	8.18%
Book value per common share	$34.26	$33.23
Tangible book value per common share	$25.80	$24.64

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

The level of non-performing loans to total loans increased to 0.46% at September 30, 2023 compared to 0.35% at December 31, 2022. Non-performing loans were $51.8 million at September 30, 2023 compared to $39.4 million at December 31, 2022. Loans greater than 90 days or more were $0.4 million at September 30, 2023 compared to $1.0 million at December 31, 2022.

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

Our methodology for evaluating whether a loan shall be placed on non-accrual status begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, payment record and available cash resources that may include the sufficiency of collateral value and, in a select few cases, verifiable support from financial guarantors. In measuring an allowance on an individual basis, we look primarily to the value of the collateral (adjusted for estimated costs to sell) or projected cash flows generated by the operation of the collateral as the primary sources of repayment of the loan. Consideration is given to the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship. Guarantees may be considered as a source of repayment based on the guarantor’s financial condition and payment capacity. Accordingly, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as non-accrual.

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

We may extend the maturity of a performing or current loan that may have some inherent weakness associated with the loan. However, we generally follow a policy of not extending maturities on non-performing loans under existing terms. Maturity date extensions only occur under revised terms that clearly place us in a position to increase the likelihood of or assure full collection of the loan under the contractual terms and/or terms at the time of the extension that may eliminate or mitigate the inherent weakness in the loan. These terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows. Guarantees may be a consideration in the extension of loan maturities. As a general matter, we do not view the extension of a loan to be a satisfactory approach to resolving non-performing credits. On an exception basis, certain performing loans that have displayed some inherent weakness in the underlying collateral values, an inability to comply with certain loan covenants which are not affecting the performance of the credit or other identified weakness may be extended.

We typically sell the majority of our fixed-rate residential mortgage originations in the secondary mortgage market. Concurrent with such sales, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to us, which could require us to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of six to twelve months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period. Such transactions could be due to a number of causes including borrower fraud or early payment default. We have received a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitor our exposure. We maintain a liability of $0.5 million for probable losses due to repurchases.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of our mortgage loan servicing rights was $0.3 million at both September 30, 2023 and December 31, 2022, respectively.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the periods indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$20,108	$9,943
Commercial owner-occupied real estate	4,744	5,019
Commercial AD&C	1,422	—
Commercial business	9,671	7,322
Residential real estate:
Residential mortgage	10,766	7,439
Residential construction	449	—
Consumer	4,187	5,059
Total non-accrual loans	51,347	34,782

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	415	1,002
Residential real estate:
Residential mortgage	—	—
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	415	1,002

Restructured loans (accruing) (1)	—	3,575
Total non-performing loans	51,762	39,359
Other real estate owned, net	261	645
Total non-performing assets	$52,023	$40,004

Non-accrual loans to total loans	0.45%	0.31%
Non-performing loans to total loans	0.46%	0.35%
Non-performing assets to total assets	0.37%	0.29%
Allowance for credit losses to non-accrual loans	240.25%	391.70%
Allowance for credit losses to non-performing loans	238.32%	346.15%
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

The appropriateness of the allowance is determined through ongoing evaluation of the credit portfolio, and involves consideration of a number of factors. Determination of the allowance is inherently subjective and requires significant estimates, including consideration of current conditions and future economic forecasts, which may be susceptible to significant volatility. The forecasted economic metrics with the greatest impact are the expected future unemployment rate, the expected level of business bankruptcies and, to a lesser degree, the house price index. In addition to these metrics, management has included the potential impact of recessionary pressures among the qualitative factors applied in the determination of the allowance.

Expected losses can vary significantly from the amounts actually observed. Loans deemed uncollectible are charged off against the allowance, while recoveries are credited to the allowance when received. Management adjusts the level of the allowance through the provision for credit losses in the Condensed Consolidated Statement of Income.

For the nine months ended September 30, 2023 our provision for credit losses was a credit of $14.1 million as compared to a charge of $23.6 million for the same period in 2022. The credit to the provision for the nine months ended September 30, 2023 was a reflection of the improving regional forecast observed during the early part of the current year, coupled with the continued strong credit risk performance of the loan portfolio.

At September 30, 2023, the allowance for credit losses was $123.4 million as compared to $136.2 million at December 31, 2022. The allowance for credit losses as a percent of total loans was 1.09% and 1.20% at September 30, 2023 and December 31, 2022, respectively. The allowance for credit losses represented 238% of non-performing loans at September 30, 2023 as compared to 346% at December 31, 2022. The allowance attributable to the commercial portfolio represented 1.21% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.57%. With respect to the total commercial portion of the allowance, 27% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 2.11%. The allowance coverage ratio for the investor real estate portfolio decreased to 1.23% at September 30, 2023 compared to 1.26% at December 31, 2022 as a result of the improved forecasted regional unemployment rate. The ratio of the allowance attributable to AD&C loans was 0.97% at the end of the current quarter, compared to 1.71% at December 31, 2022. This decline in the allowance ratio was predominantly the result of shorter weighted average remaining life of loans in this portfolio.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects our historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and our prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where we determined that foreclosure is probable. Under the current methodology, 55% of the total allowance is attributable to the historical default and loss experience coupled with individual reserves, while 45% of the allowance is attributable to the collective qualitative factors applied to determine the allowance.

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
•the quality of our credit risk identification processes; and
•probability of the near-term recession and its impact on estimated losses.

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

When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $78.0 million, with individual allowances of $19.9 million against those loans at September 30, 2023.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. Our policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at both September 30, 2023 and at December 31, 2022, respectively. Certain loan terms may create concentrations of credit risk and increase our exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. We do not make loans that provide for negative amortization or option adjustable-rate mortgages.

The following table presents an allocation of the allowance for credit losses by portfolio as of each period end. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate credit losses; however, the allocation does not restrict the usage of the allowance for any specific loan category.

(In thousands)	September 30, 2023		December 31, 2022
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$63,192	45.4%	$64,737	45.0%
Commercial owner-occupied real estate	8,961	15.6	11,646	15.5
Commercial AD&C	9,100	8.3	18,646	9.6
Commercial business	30,720	12.9	28,027	12.8
Total commercial	111,973	82.2	123,056	82.9
Residential real estate:
Residential mortgage	8,499	12.7	9,424	11.3
Residential construction	672	1.4	1,337	2.0
Consumer	2,216	3.7	2,425	3.8
Total residential and consumer	11,387	17.8	13,186	17.1
Total allowance for credit losses - loans	$123,360	100.0%	$136,242	100.0%

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2023	December 31, 2022
Balance, January 1	$136,242	$109,145
Provision/ (credit) for credit losses - loans	(11,320)	26,680
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	(441)	(716)
Residential real estate:
Residential mortgage	(160)	(155)
Residential construction	—	—
Consumer	(1,917)	(234)
Total charge-offs	(2,518)	(1,105)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	22	320
Commercial owner-occupied real estate	78	49
Commercial AD&C	—	—
Commercial business	190	799
Residential real estate:
Residential mortgage	108	102
Residential construction	—	8
Consumer	558	244
Total recoveries	956	1,522
Net (charge-offs)/ recoveries	(1,562)	417
Balance, period end	$123,360	$136,242

Annualized net charge-offs/ (recoveries) to average loans	0.02%	—%
Allowance for credit losses on loans to loans	1.09%	1.20%

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

Our board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income or “NII” at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. Management measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. As an example, certain types of money market deposit accounts are assumed to reprice at 40 to 100% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement. As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage our net interest margin. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

We prepare a current base case and multiple alternative simulations at least once per quarter and report the analysis to the board of directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions, such as periods of economic uncertainty or market liquidity concerns, so dictate.

Our statement of condition is subject to quarterly testing for eight alternative interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios if they are determined to be impractical in a current rate environment. It is management’s goal to structure the statement of condition so that net interest income at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

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

Estimated Changes in Net Interest Income at Risk
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2023	1.56%	1.22%	0.88%	0.56%	(0.10%)	(0.21%)	(0.55%)	(0.86%)
December 31, 2022	1.87%	1.58%	1.29%	0.75%	(0.89%)	(1.75%)	(2.66%)	(4.17%)

As reflected in the table above, the measures of net interest income at risk at September 30, 2023 stayed relatively stable as compared to December 31, 2022. The modest decreases in net interest income at risk during the current year are the result of an increase in deposit expense due to higher interest rates and growing interest-bearing account balances almost entirely offset by higher income generated from the loan portfolio coupled with lengthening maturities of the FHLB advances.

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

Estimated Changes in Economic Value of Equity at Risk
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2023	(21.34%)	(15.84%)	(10.36%)	(4.99%)	4.75%	8.93%	11.70%	13.35%
December 31, 2022	(20.78%)	(15.84%)	(10.62%)	(5.32%)	5.13%	10.48%	15.71%	18.74%

Overall, the measure of the economic value of equity ("EVE") at risk remained relatively stable in most of the rising rate change scenarios from December 31, 2022 to September 30, 2023. The stability in EVE at risk is a reflection of the impact of higher market rates on loan values coupled with increasing cost of interest-bearing deposits and less noninterest-bearing deposits being significantly offset by the premiums on longer term FHLB advances, borrowings under the Bank Term Funding Program and an increase in the core deposit premium.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on a short notice to meet obligations as they arise and to ensure that the we are able to pursue new business opportunities. Accordingly, management evaluates these metrics on a monthly basis to ensure that policy parameters are adequately addressed. We perform liquidity stress testing at least quarterly which includes systemic and idiosyncratic scenarios. Testing at the end of the third quarter of 2023 indicated that the Company demonstrates sufficient liquidity in most severe scenarios. At September 30, 2023, our liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits, to be a relatively stable funding source. Core deposits, which exclude brokered deposit relationships, equaled 90% of total deposits at September 30, 2023. At September 30, 2023, contingent liquidity, which consists of available FHLB borrowings, fed funds, funds through the Federal Reserve Bank's discount window and the Bank Term Funding Program, as well as excess cash and unpledged investment securities totaled $6.1 billion or 168% of uninsured deposits. Although this amount of contingent liquidity does not include any consideration of the held-to-maturity or the available-for-sale investment portfolios, management also considers changes in the liquidity of the investment portfolio due to fluctuations in interest rates when considering total liquidity of the Company. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, our liquidity position is measured weekly, looking forward at thirty day intervals from 30 to 360 days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At September 30, 2023, our liquidity and funds availability provides it with the requisite flexibility in funding and other liquidity demands.

Our external sources of funds available that can be drawn upon when required are available lines of credit with the FHLB and the Federal Reserve Bank, in addition to the Bank Term Financing Program ("BTF Program"). At September 30, 2023, we had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.5 billion. FHLB availability based on pledged collateral at September 30, 2023 amounted to $2.9 billion, with $550.0 million outstanding against it. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $710.6 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2023. In addition, we have federal funds borrowing capacity under unsecured lines of credit with correspondent banks of $1.2 billion with no amount outstanding at September 30, 2023. The Company has provided $309.8 million in collateral under the BTF Program as a contingent funding source, with $300.0 million in borrowings against it at September 30, 2023. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2023.

Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Quarterly, management evaluates the capacity to pay dividends under various stress scenarios and provides that recommendation to the board of directors. Based on this requirement, as of September 30, 2023, the Bank could have declared a dividend of up to $209.0 million to Bancorp. At September 30, 2023, Bancorp had liquid assets of $91.3 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	September 30, 2023	December 31, 2022
Commercial real estate development and construction	$717,838	$887,154
Residential real estate-development and construction	680,993	798,607
Real estate-residential mortgage	30,768	21,118
Lines of credit, principally home equity and business lines	2,448,251	2,397,533
Standby letters of credit	76,512	77,424
Total commitments to extend credit and available credit lines	$3,954,362	$4,181,836

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

As of September 30, 2023, the total reserve for unfunded commitments was $5.2 million and is accounted for in other liabilities in the Condensed Consolidated Statements of Financial Condition. See Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The most significant risk factors affecting our business include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 and the Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 under Item 1A, “Risk Factors” and there have been no material changes in the risk factors discussed in such reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, our board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022, the Company repurchased 625,710 shares of its common stock at an average price of $39.93 per share. The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2023. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information
During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Date: November 3, 2023

By: /s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: November 3, 2023