Form 10-K
period 2023-12-31
SANDY SPRING BANCORP INC
filed 2024-02-20
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $983.6 million, based on the closing sales price of $22.68 per share of the registrant's Common Stock on June 30, 2023.

The number of outstanding shares of common stock outstanding as of February 16, 2024.
Common stock, $1.00 par value – 44,940,147 shares

Documents Incorporated By Reference
Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 22, 2024 (the "Proxy Statement").
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

Our geographical location provides access to key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor. The region’s unemployment rate remains below the national average as the region has the benefit of a highly trained and educated workforce concentrated in government and white-collar service businesses.

Loan Products
We currently offer a broad menu of loan products primarily in our identified market footprint that are discussed in detail below and on the following pages. These following sections should be read in conjunction with the section “Credit Risk” on page 58 of this report.

Commercial Loans
Our commercial loans consist of commercial real estate loans, commercial construction loans and commercial business loans. Our commercial loan clients represent a diverse cross-section of small to mid-size businesses within our market footprint.

Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Collateral generally is required to provide us with an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower, but generally may include real estate, accounts receivable, inventory, equipment or other assets. Loans also may be supported by personal guarantees from the principals of the commercial loan borrowers. The financial condition and cash flow of commercial borrowers are monitored through the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. A risk rating system is applied to the commercial loan portfolio to measure credit risk and differentiate the level of risk posed by individual credits. We have no commercial loans to borrowers in similar industries that exceed 10% of total loans.

Included in commercial loans are loan participations acquired from other lenders. The risks associated with purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. We also sell loan participations as part of our credit risk management and asset/liability management strategy. At December 31, 2023, other financial institutions had $235.9 million in outstanding commercial and commercial real estate loan participations sold by the Company. In addition, at December 31, 2023, the Company had $193.1 million in outstanding commercial and commercial real estate loan participations purchased from other lenders.

Commercial Real Estate
Our commercial real estate loans consist of loans secured by both owner-occupied properties and nonowner-occupied properties ("investor real estate loans"). The commercial real estate categories contain mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Commercial real estate loans secured by owner-occupied properties are based upon the borrower’s financial condition and the ability of the borrower and the business to provide for repayment. Investor real estate loans, which are secured by nonowner-occupied properties involve investment properties for multi-family, warehouse, retail, and office space with a history of occupancy and cash flow. We seek to reduce the risks associated with commercial mortgage lending by generally lending in our market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform loan reviews. It is also our general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective. An additional portion of the commercial real estate lending business extends to providing commercial construction financing. Construction lending on commercial properties is based upon the provision for repayment based on cash flow, collateral values and loan-to-value ratios. Typically, these loans have guarantees, an amount of owner equity in the project and an assessment of economic feasibility and viability related to each project.

Commercial acquisition, development and construction ("AD&C") loans to residential builders, are either made for the construction of residential homes with an existing binding sales contract where the prospective buyers have been pre-qualified for permanent mortgage financing by a lender, or homes that are built by residential builders in anticipation of a future sale. Lending to builders that may engage in speculative home construction is managed through strict monitoring of their respective volumes of speculative units under construction as compared to those that are presold to prospective buyers, in addition to lending to builders/developers with the proven ability, based on past history, to manage their construction inventory during volatile economic cycles. Loans for the development of residential land are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to us. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, which is typically a minimum of eighteen months to three years.

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

Commercial Business Loans
We also originate commercial business loans. Commercial term loans are made to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt. We generally require a first lien position on all collateral and require guarantees from owners having at least a 20% interest in the involved business. Interest rates on commercial term loans are generally floating or fixed for a term not to exceed seven years. Management monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial business loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually, depending on the degree to which we desire information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by our policy, would be an 75% advance on the lesser of appraised value or recent sales price on commercial property, an 80% or less advance on eligible receivables, a 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager. Whenever appropriate and available, we seek governmental loan guarantees, such as the SBA's loan programs, to reduce risks.

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

Residential Real Estate Loans
The residential real estate category contains loans principally to consumers secured by residential real estate. Loans for residential real estate may carry either a fixed rate of interest or an adjustable rate over the life of the loan. Adjustable-rate mortgage (“ARM”) loans have a 30 year amortization period with a fixed rate of interest for the first five, seven or ten years, re-pricing semiannually or annually thereafter at a predetermined spread to an index. Our residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan or by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral. The residential real estate portfolio includes both conforming and non-conforming mortgage loans.

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

Non-conforming mortgage loans represent loans that generally are not saleable in the secondary market to the GSEs for inclusion in conventional mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. We originate non-conforming loans for our own portfolio and for sale to third-party investors, usually large mortgage companies, under commitments by the mortgage company to purchase the loans subject to compliance with pre-established investor criteria. Non-conforming loans generated for sale include loans that may not be underwritten using customary underwriting standards. These loans typically are held after funding for thirty days or less and are included in residential mortgages held for sale. We may sell both conforming and non-conforming loans on either a servicing released or servicing retained basis.

We make residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwelling. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections and applicable title work. Interest rates on these loans are usually adjustable. Loans to individuals for the construction of primary personal residences are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of twelve to eighteen months. We attempt to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market.

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

Other consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles. These consumer loans are generally governed by the same overall lending policies as described for residential real estate loans. Credit risk for consumer loans arises from borrowers lacking the ability or willingness to repay the loan and, in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.

Consumer installment loans are generally offered for terms of up to six years at fixed interest rates. Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all automobile loans, unless the borrower has substantial other assets and income. We also make other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. The majority of outstanding unsecured loans usually do not exceed $50 thousand and have a term of no longer than 36 months.

Deposit Activities
Subject to our Asset/Liability Committee (the “ALCO”) policies and our current strategic plan, we seek to expand our deposit market share within our primary markets by offering competitive interest rates and a variety of deposit product types.

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

Borrowing Activities
We use lines of credit to address overnight and short-term funding needs, match-fund loan activity and lock in attractive rates. Borrowing sources include federal funds purchased, Federal Reserve Bank borrowings, FHLB advances, retail repurchase agreements and long-term debt. FHLB borrowings typically carry rates at varying spreads from the Secured Overnight Funding Rate ("SOFR") rate or treasury yield curve for the equivalent term because they may be secured with investments or high-quality loans. Federal funds purchased, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. During 2023, we utilized the Federal Reserve's Bank Term Funding Program to strengthen our overall liquidity and manage overall funding cost. Our outstanding subordinated debt is considered Tier 2 capital under current regulatory guidelines.

Human Capital
Our vision is to be recognized as an outstanding financial services company creating remarkable experiences for our clients, employees, shareholders, and communities. Attracting, retaining and developing qualified employees and providing them with a remarkable employee experience is a key to providing a remarkable client experience and is an important contributor to our success.

The Board of Directors, assisted by its Compensation Committee, oversees our human capital management strategy, including initiatives on diversity, equity and inclusion, employee well-being and engagement.

Employee Profile
The following table summarizes our workforce at December 31, 2023:

Full-time employees	1,084
Part-time employees	28
Total employees	1,112

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

Our workforce reflects the diversity of the communities we serve. As of December 31, 2023, approximately 58 percent of employees were women and 43 percent self-identified as people of color. Growing the diversity of our management and executive roles is an important component of our diversity and inclusion strategy. As of December 31, 2023, approximately 52 percent of employees in managerial roles were women and 27 percent self-identified as people of color, and approximately 32 percent of officers who are senior vice president level and above were women and 14 percent self-identified as people of color.

Talent Acquisition
Our demand for qualified candidates grows as our business grows. We attract talented individuals with a combination of competitive pay and benefits. Our minimum wage for entry-level positions, following a brief training period, is $17.50 per hour. Through systematic talent management, career development and succession planning, we are striving to source a larger percentage of candidates internally.

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

Our commitment to health and well-being has led us to adopt a flexible workforce model that designates roles as remote, on-site or hybrid (providing employees the ability to split their time between working in the office and from home) based on job responsibilities and requirements.

Succession Planning
We are focused on facilitating internal succession by fostering internal mobility, enhancing our talent pool through professional development programs, structuring our training program to teach skills for 21st century banking, and expanding opportunities through structured diversity and inclusion initiatives.

Competition
The banking business in central Maryland, northern Virginia and Washington D.C. generally, and our primary service areas specifically, are highly competitive with respect to both loans and deposits. We compete with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide-ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services, such as international banking, that are not offered directly by us (but are available indirectly through correspondent institutions), and, by virtue of their larger total capitalization, such banks have substantially higher legal lending limits, which are based on bank capital, than we do. We can arrange loans in excess of our lending limit, or in excess of the level of risk we desire to take, by arranging participations with other banks. The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies.

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

Bank Regulation
The Bank is a state-chartered bank and trust company subject to supervision by the State of Maryland. As a member of the Federal Reserve System, the Bank is also subject to supervision by the Federal Reserve. Deposits of the Bank are insured by the FDIC to the legal maximum limit. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations that set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

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

The Federal Reserve has adopted regulations regarding capital adequacy that require member banks to maintain specified minimum ratios of capital to total average assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.” Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to Bancorp. See Note 11 – Stockholders’ Equity in the Notes to the Consolidated Financial Statements.

The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Bancorp and other affiliates, and on investments in their stock or other securities. These restrictions prevent Bancorp and the Bank’s other affiliates from borrowing from the Bank unless the loans are secured by specified collateral and require those transactions to have terms comparable to terms of arms-length transactions with third parties. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to Bancorp and as to any other affiliate to 10% of the Bank’s capital and surplus and as to Bancorp and all other affiliates together to an aggregate of 20% of the Bank’s capital and surplus. Certain exemptions to these limitations apply to extensions of credit and other transactions between the Bank and its subsidiaries. These regulations and restrictions may limit Bancorp’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

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

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The FDIC uses a risk-based pricing system to determine assessment rates, which currently range from 2.5 to 42 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment. Deposit insurance assessments are based on total average assets, excluding Paycheck Protection Program loans, less average tangible common equity. The FDIC has authority to increase insurance assessments. Management cannot predict what insurance assessment rates will be in the future. In 2023, the FDIC approved a special assessment for insured depository institutions with estimated uninsured deposits greater than $5.0 billion reported for the quarter ended December 31, 2022. We are not subject to this special assessment.

As an insured depository institution with assets of $10 billion or more, we are subject to limits on interchange fees. Interchange fees, or “swipe” fees, are fees that merchants pay to credit card companies and debit card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that a non-exempt issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve.

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

Community Reinvestment
Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (1) lending, to evaluate the institution’s record of making loans in its assessment areas; (2) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (3) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of the community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank was assigned a “satisfactory” rating as a result of its most recent CRA examination.

On October 24, 2023, the federal bank regulators jointly issued a final rule to strengthen and modernize the CRA regulations to better achieve the purpose of the CRA. The final rule updates the CRA regulations to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems. The final rule adopts a new metrics-based approach to evaluating bank retail lending and community development financing, using benchmarks based on peer and demographic data. Most of the rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027.

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

Executive Officers (as of December 31, 2023)

Executive Officer	Recent Work Experience	Years of Service	Age
Daniel J. Schrider President and Chief Executive Officer	President since March 2008 and Chief Executive Officer since January 2009.	34	59
Phillip J. Mantua Executive Vice President and Chief Financial Officer	Chief Financial Officer since October 2004.	24	65
R. Louis Caceres Executive Vice President and Chief Wealth Officer	Chief Wealth Officer since 2002.	24	61
Gary J. Fernandes Executive Vice President and Chief Human Resources Officer	Chief Human Resources Officer since May 2021. Previously, Director of Human Resources.	8	55
Aaron M. Kaslow Executive Vice President, General Counsel and Chief Administration Officer	General Counsel since July 2019 and Chief Administrative Officer since May 2022. Previously a partner at Kilpatrick Townsend & Stockton LLP.	4	59
Ronda M. McDowell Executive Vice President and Chief Operations Officer	Chief Operations Officer since May 2021. Previously Chief Credit Officer since November 2013.	27	59
Lynne Pulford Executive Vice President and Chief Consumer Banking Officer	Executive Vice President and Chief Consumer Banking Officer since July 2023. Previously President of Sandy Spring Bank Mortgage.	36	61
Joseph J. O'Brien, Jr. Executive Vice President and Chief Banking Officer	Chief Banking Officer since 2021. Previously Executive Vice President for Commercial and Retail Banking since January 2011.	16	60
John D. Sadowski Executive Vice President and Chief Information Officer	Chief Information Officer since March 2009.	14	60
Kevin Slane Executive Vice President and Chief Risk Officer	Chief Risk Officer since May 2018.	5	64

Item 1A. RISK FACTORS

Investing in our common stock involves risks, including the possibility that the value of the investment could fall substantially and that dividends or other distributions could be reduced or eliminated. Investors should carefully consider the following risk factors before making an investment decision regarding our stock. The following risk factors may cause our future earnings to be lower or our financial condition to be less favorable than expected, which could adversely affect the value of, and return on, an investment in the Company. In addition, other risks that we are not aware of, or which are not believed to be material, may cause earnings to be lower, or may deteriorate the financial condition of the Company. Consideration should also be given to the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into this Form 10-K.

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

Changes in interest rates may adversely affect our earnings and financial condition.
Our net income depends to a great extent upon the level of net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.

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

For further discussion regarding the impact of interest rate movements on net interest income, refer to the Market Risk Management section of Management's Discussion and Analysis on page 65. The results of an interest rate sensitivity simulation model depend upon a number of assumptions regarding customer behavior, movement of interest rates and cash flows, any of which may prove to be inaccurate.

Inflation can have an adverse impact on our business and on our customers.
In 2022 and continuing into 2023, the United States experienced the highest rates of inflation since the 1980s. In an effort to reduce inflation, the Federal Reserve increased the federal funds target rate seven times in 2022 and four times in 2023 from 0 - 0.25% at the beginning of 2022 to 5.25 – 5.50% as of December 31, 2023. Market interest rates increased in response to the Federal Reserve's actions. Inflation generally increases the cost of goods and services we use in our business operations, as well as labor costs. We may find that we need to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, our clients are also affected by elevated interest rates, inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Further rate hikes would continue to increase the cost of business investment and consumer goods, which would place downward pressure on demand and cause declines in cash flow and profitability, further impacting the ability of borrowers to repay their loans. As market interest rates rise, the value of our investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits.

Insufficient liquidity could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.
We require sufficient liquidity to fund loan commitments, satisfy depositor withdrawal requests, make payments on our debt obligations as they become due, and meet other cash commitments. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. Our sources of liquidity consist primarily of cash, assets readily convertible to cash (such as investment securities), increases in deposits, advances, as needed, from the FHLB, borrowings, as needed, from the Federal Reserve Bank of Richmond and other borrowings. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy generally. Core deposits and FHLB advances are our primary source of funding. A significant decrease in core deposits, an inability to renew FHLB advances, an inability to obtain alternative funding to core deposits or FHLB advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business, financial condition and results of operations.

Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk.
Our investment securities portfolio has risk factors beyond our control that may significantly influence its fair value. These risk factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required us to base our fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact our assessment of fair value. Adjustments to the allowance for credit losses on available-for-sale investment securities would negatively affect our earnings and regulatory capital ratios.

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
At December 31, 2023, our commercial real estate loan portfolio totaled $7.8 billion, or 69% of our total loan portfolio. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Some segments have shown some signs of weakness as rising expenses and debt costs and lower valuations have impacted credit quality metrics. Vacancy rates have risen in the office sector, which is experiencing significant structural shifts that could take several years to fully materialize as new remote work practices normalize. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has deteriorated significantly, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. A decline in the value of the collateral for a loan may require us to increase our allowance for credit losses, which would adversely affect our earnings and financial condition.

Imposition of limits by the bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.
Regulatory guidance on concentrations in commercial real estate lending provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied investor real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. At December 31, 2023, our total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied commercial real estate, and construction and land loans represented 348% of the Bank’s total risk-based capital and the growth in the commercial real estate ("CRE") portfolio was approximately 30% over the preceding 36 months, significantly driven by our 2020 acquisition of Revere Bank. Management has established a CRE lending framework to monitor specific exposures and limits by types within the CRE portfolio and takes appropriate actions, as necessary. If the Federal Reserve, the Bank’s primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, our earnings would be adversely affected.

Our concentration of residential mortgage loans exposes us to increased lending risks.
At December 31, 2023, 14% of our total residential mortgage loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in central Maryland, northern Virginia and Washington, D.C. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Strategic and Other Risks

Combining acquired businesses may be more difficult, costly or time-consuming than expected and the anticipated benefits and cost savings of acquisitions may not be realized.
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
We compete for loans, deposits, and investment dollars with other banks and other financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders, many of which have substantially greater resources than we possess. Credit unions have federal tax exemptions, which may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions that offer federally insured deposits. Banks are facing significant competition from higher-yielding choices, such as Treasury securities and money market funds, which has pushed rates higher. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy create a competitive landscape that may decrease our net interest margin, increase our operating costs, and make it harder to compete profitably.

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
We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, misappropriation of funds, and theft of proprietary or customer data. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, require us to incur additional expense, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data in our third-party data centers and on our networks, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite the security measures we have implemented to help ensure data security and compliance with applicable laws, rules and regulations, which include firewalls, regular penetration testing and other measures, our facilities and systems, and those of our third-party service providers and vendors, may be vulnerable to cyber-attacks, security breaches, ransomware, unauthorized activity and access, malicious code, acts of vandalism, computer viruses, theft of data, misplaced or lost data, fraud, misconduct or misuse, social engineering attacks and denial of service attacks, phishing attacks, programming or human errors, physical break-ins, or other disruptions, any of which could result in critical data becoming inaccessible or the loss or disclosure of confidential or personal client or employee information or our own proprietary information. Any such loss or disclosure of confidential information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, revenues and competitive position.

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
The operation of our business involves outsourcing certain business functions and reliance on third-party providers, which may result in transmission and maintenance of personal, confidential, and proprietary information to and by such vendors. Although we require third-party providers to maintain certain levels of information security, such providers may experience breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise our sensitive information. Although we contract to limit our liability in connection with attacks against third-party providers, we remain exposed to risk of loss associated with such vendors.

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

Our third-party providers may experience unauthorized access, computer viruses, phishing schemes and other security breaches. Threats to information security also exist in the processing of customer information through various other third-party providers and their personnel. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us claims, regulatory scrutiny, litigation and other possible liabilities.

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

In addition, we provide our customers the ability to bank remotely, including online over the internet and through mobile banking applications. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Further, we outsource some of the data processing functions used for remote banking, and accordingly we are dependent on the expertise and performance of our third-party providers. To the extent that our activities, the activities of our customers, or the activities of our third-party service providers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

We are at risk of increased losses from fraud.
Fraudulent activity that may be committed against us or our customers may result in financial losses or increased costs to us. Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. Such fraudulent activity has taken many forms, ranging from wire fraud, debit card fraud, check fraud, mechanical devices attached to ATMs, social engineering and phishing attacks to obtain personal information, business email compromise, or impersonation of clients through the use of falsified or stolen credentials. While we have policies and procedures, as well as fraud detection tools, designed to prevent fraud losses, such policies, procedures and tools may be insufficient to accurately detect and prevent fraud. A significant increase in fraudulent activities could lead us to take additional steps to reduce fraud risk, which could increase our costs. Fraud losses may materially and adversely affect our business, financial condition, and results of operations.

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

The Current Expected Credit Loss accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.
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
At December 31, 2023, goodwill and other intangible assets totaled $391.7 million. Goodwill represents the excess of purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill and other intangible assets are reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations.

Our accounting estimates and risk management processes rely on analytical and forecasting models.
The processes that we use to estimate our allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that we use for interest rate risk and asset-liability management are inadequate, we incur increased or unexpected losses upon changes in market interest rates or other market measures. Inaccurate deposit assumptions could render model results unreliable and may mask our true interest rate risk and liquidity risk profiles. Inaccurate model projections and stresses may result in higher-than-forecast funding costs and potentially unexpected liquidity shortfalls. If the models that we use for determining our allowance for expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models that we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, state attorneys general can enforce consumer protection laws, including through use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB. In conducting an investigation, the CFPB or state attorneys general may issue a civil investigative demand requiring a target company to prepare and submit, among other items, documents, written reports, answers to interrogatories, and deposition testimony. If we become subject to such an investigation, the required response could result in substantial costs and a diversion of the attention and resources of our management.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also focus on compliance with the Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed to be deficient or the policies, procedures and systems of the financial institutions that we acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs could result in increases in our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Additionally, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, among other impacts. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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
The market price for our common stock has fluctuated, ranging between $35.59 and $19.66 per share during the 12 months ended December 31, 2023. The overall market and the price of our common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:
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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY RISK

Information security, which includes cybersecurity, is a significant operational risk facing our business. Cybersecurity risks result from intentional malicious attacks or unintentional acts that result in an impact to the confidentiality, integrity or availability of our or our clients’ or third parties' operations, systems or data.

Management assesses and manages material risks from cybersecurity threats through designated management positions and committees that are responsible for overseeing technology and information security. Our Chief Information Security Officer is responsible for information security and cybersecurity risk management. He has over 20 years of financial services related experience in cybersecurity program strategy, security architecture and security team leadership. Our Chief Technology Officer, among other duties, is responsible for the security and integrity of systems, applications and databases and coordinates security implementations, monitoring and enforcement in conjunction with the Chief Information Security Officer. He has over 25 years of experience building and leading technical organizations of various sizes, including in the banking industry.

We maintain a comprehensive information security policy that is intended to maintain the security and confidentiality of client information, protect against threats to the security or integrity of such information, and protect against unauthorized access to or use of such information. We have a written information security program that is aligned to our information security policy and designed to assess, identify and manage risks that result from cybersecurity threats. The program is overseen and executed by a team of experienced, certified cybersecurity professionals. Our information security program is centered on preparing for, preventing, detecting, mitigating, responding to and recovering from cyber threats and cyber incidents while ensuring our processes continue to operate effectively.

We use the Federal Financial Institutions Examination Council’s Cybersecurity Assessment Tool to help us identify our cybersecurity risks and determine our cybersecurity preparedness. This assessment tool incorporates regulatory guidance as well as concepts from other industry standards, including the National Institute of Standards and Technology Cybersecurity Framework. The results of the assessment are used to determine risk management practices and controls in order to align our cybersecurity preparedness to address the identified risks with our risk appetite. We engage a third-party to provide an annual risk assessment of our compliance with interagency guidelines for safeguarding confidential customer information. This risk assessment focuses on our information security program and the controls in place to protect client information. The results of the risk assessment are analyzed and used to improve our information security program where needed. Internal audits, regulatory examinations and third-party assessments of our processes in information technology and information security also help us assess our cybersecurity preparedness and whether risk management practices and controls need adjustment. Risk issues are identified through assessments, audits, examinations and security testing, and are tracked and reported.

We have contracted with various service providers (vendors) who provide a broad range of services, including core banking, communications, collaboration and infrastructure services. We have established a vendor management policy to establish the principles, framework, and guidance for the effective review, engagement, monitoring, and oversight of vendors to ensure that we adequately manage operational, strategic, reputational, and other related risks inherent in outsourcing of services or operations. We manage the cybersecurity risks posed by our use of third-party service providers by conducting periodic risk assessments.

The cybersecurity operations team is responsible for cyber threat detection, investigation and response. We leverage a managed security service provider to monitor key system and network activity on a 24/7/365 basis and to detect and alert the cyber security operations team of cyber threats and potential cybersecurity events of concern. In addition to monitoring for security events, cyber threat intelligence sources are analyzed in order to understand potential cyber threats and techniques that may be used in cyberattacks against us and to monitor for such threats. Examples of cyber threat intelligence sources include the Financial Services Information Sharing and Analysis Center, trade organizations, the Cybersecurity and Infrastructure Security Agency, security service providers, vendor alerts, and open-source intelligence sources.

Our cybersecurity risk management processes are integrated into our overall risk management system through our risk management committee structure. These committees have processes to help facilitate appropriate and effective oversight of cybersecurity risk, including tracking and reporting of cybersecurity risks and remediation plans. The Technology Risk Committee, which is a standing subcommittee of the Operational Risk Committee, is responsible for the oversight of policies and practices relating to the identification, assessment, measurement, monitoring and management of our technology and information security risks. The Technology Risk Committee is chaired by our Chief Technology Officer and members include our Chief Information Officer, Chief Information Security Officer, and administrators of key business systems. The Technology Risk Committee reports regularly to the Operational Risk Committee, which reports to the Executive Risk Committee, which includes our Chief Executive Officer and other executive officers. Through this committee reporting structure, management is informed about and monitors the information security program and its management of cybersecurity risks and incidents.

The Board of Directors, through the efforts of its Risk Committee, oversees our continuing efforts to strengthen our information security infrastructure and staffing, adhere to regulatory guidelines and enhance our processes, technology controls and cybersecurity defenses. As part of its oversight of operational risk, the Risk Committee is responsible for the oversight of information security and cybersecurity risk management. Our Chief Information Security Officer regularly reports to the Risk Committee on security events, testing, training, audits, new system assessments and the identification and remediation of cybersecurity risks. These reports also include topics such as the threat environment and vulnerability assessments, results of penetration testing, results of key cyber risk indicators and performance metrics, and our efforts to detect, prevent and respond to internal and external critical threats. The Risk Committee receives periodic updates on information security risk, the maturity of our information security program, and related investments and results. On an annual basis, the Risk Committee reviews and approves our information security program and information security policy.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2023, The Company owns 11 of its full-service community banking centers. The remaining banking locations, in addition to the offices of West Financial and RPJ are leased. See Note 7 – Leases to the Notes to the Consolidated Financial Statements for additional information.

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

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing
Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”. At January 31, 2024 there were approximately 2,500 holders of record of the Company’s common stock.

Transfer Agent and Registrar
Computershare Investor Services, 150 Royall Street - Suite 101, Canton, MA 02021

Share Transactions with Employees
Shares issued under the employee stock purchase plan, which was authorized in 2011, and amended in 2020, totaled 64,502 in 2023 and 43,837 in 2022, while issuances pursuant to exercises of stock options and vesting of restricted shares were 192,005 and 119,997 in the respective years.

Issuer Purchases of Equity Securities
On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. The Company repurchased 625,710 shares of its common stock at an average price of $39.93 per share during 2022. The Company did not repurchase any shares of its common stock during the year ended December 31, 2023. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

Total Return Comparison
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of comparable regional banks (KBW Nasdaq Regional Banking Index). The cumulative total return on the stock or the index equals the total increase in value since December 31, 2018, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2018, in the common stock and the securities included in the indexes.

Sandy Spring Bancorp, Inc.

Total Return Performance
Sandy Spring Bancorp, Inc.
S&P 500 Index
KBW Nasdaq Regional Banking Index
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Sandy Spring Bancorp, Inc.	100.00	125.07	111.25	171.12	129.72	105.98
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
KBW Nasdaq Regional Banking Index	100.00	123.81	113.03	154.45	143.75	143.17

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2023 was $122.8 million ($2.73 per diluted common share) compared to $166.3 million ($3.68 per diluted common share) for the year ended December 31, 2022, representing a 26% decrease in both net income and earnings per diluted common share. The decline during 2023 was driven by lower non-interest income, a result of the gain recognized on the sale of our insurance segment during the prior year, in combination with the decrease in net interest income, as the increase in interest income was more than offset by the growth in interest expense and higher non-interest expense. These declines were partially offset by lower provision for credit losses. Core earnings were $134.3 million for the year ended December 31, 2023 compared to $160.3 million for the prior year. Core earnings for the current year were lower compared to the prior year primarily as a result of the aforementioned decrease in net interest income driven by the multiple federal funds rate increases over the preceding twelve months, as well as the decline in mortgage banking income, elimination of insurance agency commissions as a result of the sale of our insurance segment in the prior year, higher professional and consulting fees, and higher FDIC insurance, partially offset by lower provision for credit losses. Decline in net interest income was a result of a rising interest rate environment during the current year, as the 29% increase in interest income was more than offset by a 312% increase in interest expense. Non-interest income, which included a gain on the sale of our insurance business in the prior year, decreased 23% compared to 2022. Excluding the gain from the sale of the insurance business, the decrease in non-interest income was driven by a decline in mortgage banking income, a decline in insurance commission income, and a reduction in bank card income. Non-interest expense increased 7% for the year compared 2022. Current year expense included pension settlement expense of $8.2 million and severance expense of $1.9 million, while the prior year included contingent earn-out expense associated with the 2020 acquisition of Rembert Pendleton Jackson of $1.2 million and merger, acquisition and disposal expense of $1.1 million. Excluding these items, non-interest expense increased by $10.0 million or 4% in the current year over the prior year, a result of an increase in professional and consulting fees, and an increase in FDIC expense, partially offset by lower salaries and benefits expense.

The results for 2023 reflect the following:

•At December 31, 2023, total assets were $14.0 billion, a 1% increase compared to $13.8 billion at December 31, 2022.

•Total loans remained at $11.4 billion at December 31, 2023 compared to December 31, 2022. Total commercial loans declined by $97.5 million or 1% during the year as we reduced our concentration in the commercial real estate segments by $146.5 million or 2%, partially offset by the $49.0 million or 3% increase in commercial business loans. Total mortgage loans increased by $83.2 million or 5% during the year.

•Deposits were level at $11.0 billion at December 31, 2023 compared December 31, 2022. During the year the $802.3 million or 11% increase in interest-bearing deposits was offset by the $759.1 million or 21% decline in noninterest-bearing deposits, as customers moved excess funds into higher yielding accounts. Growth in interest-bearing deposits during the current year was driven by savings accounts and time deposits, which increased by $761.9 million and $596.3 million, respectively, partially offset by the $584.1 million decrease in money market accounts.

•Net interest income for 2023 declined $72.5 million or 17.0% compared to 2022. The rising interest rate environment during the current year resulted in the $141.9 million increase in interest income being more than offset by the $214.3 million growth in interest expense due to the higher funding costs and significant market competition for deposits during the period.

•The net interest margin for 2023 was 2.67% compared to 3.44% for 2022. The contraction of the net interest margin for the current year reflects the higher rate paid on interest-bearing liabilities, which outpaced the increase in the yield on interest-earning assets. As compared to the prior year, the yield on interest-earning assets increased 79 basis points while the rate paid on interest-bearing liabilities rose 218 basis points, resulting in net interest margin compression of 77 basis points.

•The provision for credit losses for 2023 amounted to a credit of $17.6 million as compared to a charge of $34.4 million for 2022. The provision for credit losses for 2023 was a reflection of the improving regional forecasted unemployment rate and the declining probability of economic recession, partially offset by higher individual reserves on our non-accrual loans during the year.

•Non-interest income for 2023 decreased 23% to $67.1 million compared to $87.0 million for 2022. During the prior year, the Company realized a $16.5 million gain on the sale of its insurance segment. Excluding the gain, non-interest income decreased 5% or $3.4 million, driven by a $2.9 million decrease in insurance commissions, a $2.6 million decrease in bank card fees and a $0.6 million decrease in income from mortgage banking activities.

•Non-interest expense increased 7% to $275.1 million for 2023 compared to $257.3 million for 2022. Excluding pension settlement expense and severance expense from the current year, and merger, acquisition and disposal expense and the earn-out accrual from the prior year, non-interest expense increased 4% year-over-year.

•Return on average assets (“ROA”) for the year was 0.87% and return on average tangible common equity (“ROTCE”) was 11.06% compared to 1.26% and 15.64%, respectively, for the prior year. On a non-GAAP basis, the current year's core ROA was 0.96% and core ROTCE was 11.72% compared to core ROA of 1.21% and core ROTCE of 14.69% for 2022.

•For the year ended December 31, 2023, the GAAP efficiency ratio was 65.24% compared to 50.05% for 2022. The non-GAAP efficiency ratio for the current year was 60.99% compared to the 49.66% for the prior year. The growth in the current year’s GAAP and non-GAAP efficiency ratios compared to the prior year, indicating a decline in efficiency, was the result of the decreases in non-GAAP revenue combined with the growth in non-GAAP non-interest expense.

Total loans were unchanged at $11.4 billion at December 31, 2023 compared December 31, 2022. Total commercial loans declined by $97.5 million or 1% during the year as we reduced our concentration in the commercial real estate segments by $146.5 million or 2%. During the current year, business loans and lines and total mortgage loans increased by $49.0 million and $83.2 million, respectively. Overall, composition of the loan portfolio remained consistent with the prior year.

Non-performing loans include non-accrual loans, accruing loans 90 days or more past due and restructured loans. The level of non-performing loans to total loans increased to 0.81% at December 31, 2023 compared to 0.35% at December 31, 2022. At year-end 2023, non-performing loans totaled $91.8 million, compared to $39.4 million at the end of the prior year. Loans placed on non-accrual during the year increased to $81.9 million compared to $12.1 million for the prior year, mainly due to three large investor commercial real estate relationships within the custodial care and multifamily residential property industries designated as non-accrual during the fourth quarter of 2023. These three relationships had a combined outstanding loan balance of $53.5 million as of December 31, 2023. Total net charge-offs were $1.5 million for 2023, as compared to net recoveries of $0.4 million for 2022.

At December 31, 2023, the allowance for credit losses was $120.9 million or 1.06% of outstanding loans and 132% of non-performing loans, compared to $136.2 million or 1.20% of outstanding loans and 346% of non-performing loans at the end of 2022. The decrease in the allowance during the year compared to the previous year was driven by improving regional forecasted unemployment rate and the declining probability of economic recession, partially offset by higher individual reserves on our non-accrual loans during the year.

Total deposits were level at $11.0 billion at December 31, 2023 compared December 31, 2022 as interest-bearing deposits grew 11%, offset by a 21% decline in noninterest-bearing deposits. The rising interest rate environment combined with the market competition for deposits resulted in growth of savings accounts by $761.9 million or 148% and time deposits by $596.3 million or 28% during the current year. These increases were partially offset by the $584.1 million or 18% decrease in money market accounts. The decrease in the noninterest-bearing deposits during the current year was mainly driven by $407.4 million or 26% and $276.3 million or 19% declines in the commercial and small business checking accounts, respectively. Core deposits, which exclude brokered deposits, remained flat year-over-year and represented 92% of total deposits as of both December 31, 2023 and December 31, 2022, reflecting the continued stability of the core deposit base. The loan-to-deposit ratio decreased to 103% at December 31, 2023 from 104% at December 31, 2022. Total uninsured deposits at December 31, 2023 were approximately 34% of total deposits. The Company offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. At December 31, 2023 balances in the Company's reciprocal deposit accounts increased by $657.0 million during the previous twelve months.

Total borrowings grew by $53.7 million or 4% at December 31, 2023 as compared to the previous year. During the current year, we borrowed $300.0 million through Federal Reserve Bank's Bank Term Funding Program, which was partially offset by a $260.0 million payoff of federal funds purchased. The total balance of FHLB advances remained the same at $550.0 million at the end of the current year as compared to the prior year. At December 31, 2023, contingent liquidity, which consists of available FHLB borrowings, fed funds, available funds through the Federal Reserve Bank's discount window and the Bank Term Funding Program, as well as excess cash and unpledged investment securities totaled $6.0 billion or 162% of uninsured deposits. At December 31, 2023, total cash and cash equivalents were $545.9 million, an increase of $353.7 million or 184% compared to December 31, 2022.

Stockholders’ equity at December 31, 2023 increased 7% to $1.6 billion, compared to December 31, 2022. The ratio of tangible common equity to tangible assets increased to 8.77% at December 31, 2023, compared to 8.13% at December 31, 2022 as common equity was positively impacted by the $61.5 million increase in retained earnings coupled with the $34.6 million decrease in accumulated other comprehensive loss, mainly a result of the $26.6 million reduction in unrealized losses on investment securities. At December 31, 2023, the Company had a total risk-based capital ratio of 14.92%, a common equity tier 1 risk-based capital ratio of 10.90%, a tier 1 risk-based capital ratio of 10.90%, and a tier 1 leverage ratio of 9.51% all above the “well-capitalized” regulatory requirement levels. Book value per common share was $35.36 at December 31, 2023 compared to $33.23 at December 31, 2022. Tangible book value per common share was $26.64 at December 31, 2023, compared to $24.49 at December 31, 2022.

Selected Financial Data

Consolidated Summary of Financial Results (Dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Results of Operations:
Tax-equivalent interest income	$641,681	$499,508	$453,987	$427,688	$352,615
Interest expense	282,974	68,663	25,766	60,401	82,561
Tax-equivalent net interest income	358,707	430,845	428,221	367,287	270,054
Tax-equivalent adjustment	4,157	3,841	3,703	4,128	4,746
Provision/ (credit) for credit losses	(17,561)	34,372	(45,556)	85,669	4,684
Net interest income after provision for credit losses	372,111	392,632	470,074	277,490	260,624
Non-interest income	67,078	87,019	102,055	102,716	71,322
Non-interest expense	275,054	257,293	260,470	255,782	179,085
Income before taxes	164,135	222,358	311,659	124,424	152,681
Income tax expense	41,291	56,059	76,552	27,471	36,428
Net income	122,844	166,299	235,107	96,953	116,433

Net income attributable to common shareholders	$122,621	$165,618	$233,599	$96,170	$115,671

Per Share Data:
Net income - basic per common share	$2.74	$3.69	$5.00	$2.19	$3.25
Net income - diluted per common share	$2.73	$3.68	$4.98	$2.18	$3.25
Dividends declared per share	$1.36	$1.36	$1.28	$1.20	$1.18
Book value per common share	$35.36	$33.23	$33.68	$31.24	$32.40
Tangible book value per common share - Non-GAAP (1)	$26.64	$24.49	$24.90	$22.68	$22.25
Dividends declared to diluted net income per common share	49.82%	36.96%	25.70%	55.05%	36.31%

Period End Balances:
Assets	$14,028,172	$13,833,119	$12,590,726	$12,798,429	$8,629,002
Investment securities	1,414,453	1,543,208	1,507,062	1,413,781	1,125,136
Loans	11,366,989	11,396,706	9,967,091	10,400,509	6,705,232
Deposits	10,996,538	10,953,421	10,624,731	10,033,069	6,440,319
Borrowings	1,295,835	1,242,172	313,798	1,149,320	936,788
Stockholders’ equity	1,588,142	1,483,768	1,519,679	1,469,955	1,132,974

Average Balances:
Assets	$14,055,645	$13,218,824	$12,818,202	$11,775,096	$8,367,139
Investment securities	1,612,672	1,689,219	1,457,483	1,350,483	979,757
Loans	11,354,227	10,638,882	10,034,866	9,317,493	6,569,069
Deposits	11,036,305	10,785,731	10,663,823	8,982,623	6,266,757
Borrowings	1,322,336	801,618	478,398	1,279,481	861,926
Stockholders’ equity	1,528,242	1,480,198	1,518,607	1,339,491	1,108,310

Performance Ratios:
Return on average assets	0.87%	1.26%	1.83%	0.82%	1.39%
Return on average common equity	8.04	11.23	15.48	7.24	10.51
Return on average tangible common equity - Non-GAAP (1)	11.06	15.64	21.45	10.74	15.67
Yield on average interest-earning assets	4.78	3.99	3.77	3.90	4.58
Rate on average interest-bearing liabilities	3.07	0.89	0.35	0.82	1.56
Net interest spread	1.71	3.10	3.42	3.08	3.02
Net interest margin	2.67	3.44	3.56	3.35	3.51
Efficiency ratio – GAAP (2)	65.24	50.05	49.47	54.90	53.20
Efficiency ratio – Non-GAAP (2)	60.99	49.66	46.17	46.53	51.52

Capital Ratios:
Tier 1 leverage	9.51%	9.33%	9.26%	8.92%	9.70%
Common equity tier 1 capital to risk-weighted assets	10.90	10.23	11.91	10.58	11.06
Tier 1 capital to risk-weighted assets	10.90	10.23	11.91	10.58	11.21
Total regulatory capital to risk-weighted assets	14.92	14.20	14.59	13.93	14.85
Tangible common equity to tangible assets - Non-GAAP (1)	8.77	8.13	9.21	8.61	9.40
Average equity to average assets	10.87	11.20	11.85	11.38	13.25

Credit Quality Ratios:
Allowance for credit losses to total loans	1.06%	1.20%	1.10%	1.59%	0.84%
Non-performing loans to total loans	0.81	0.35	0.49	1.11	0.62
Non-performing assets to total assets	0.65	0.29	0.40	0.91	0.50
Net charge-offs to average loans	0.01	—	0.11	0.01	0.03
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

Further details regarding the methodologies applied to estimate the various components of the allowance are provided in Note 1 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Information regarding the management of credit risk and changes in the allowance for credit losses during the period is provided in those sections of Management’s Discussion and Analysis beginning on page 58.

Goodwill and Other Intangible Asset Impairment
Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We assess qualitative factors on a quarterly basis for any indicators of impairment. Based on the assessment of these qualitative factors, if it is determined that it is more likely than not that the fair value of a reporting unit is not less than the carrying value, then performing a quantitative impairment test is not necessary. However, if it is determined that it may be more likely than not that the carrying value exceeds the fair value a quantified analysis is required to determine whether an impairment exists. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity.

Annually, we perform an impairment test of goodwill as of October 1 at a reporting unit level. As of our last annual test and as of December 31, 2023, we had two reporting units: Community Banking and Investment Management. We are also required to test goodwill for impairment if a triggering event occurs that may indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount.

Accordingly, outside of our annual impairment testing process, we monitor our reporting units for potential triggering events in addition to performing quarterly qualitative assessments of impairment indicators.

As a part of the annual goodwill impairment assessment, we considered the operating performance of our reporting units in the context of the overall industry and economic environment. Due to economic uncertainty, sustained declines in bank share prices and increased market volatility resulting from the rising interest rate environment, which was observed during the current year, we concluded that a quantitative impairment test was appropriate for our reporting units as of October 1, 2023. The community banking reporting unit utilized a combination of the income approach (weighted 75%) and the market guideline public company approach (weighted 25%). We also considered market guideline transactions approach, however did not identify any qualifying comparable transactions occurring in the past 12 months. Our investment management reporting unit utilized a combination of the two market based approaches weighted equally at 50%.

The income approach uses a discounted cash flow analysis, while the guideline public company approach utilizes comparable public company information and key valuation multiples and incorporates a market control premium associated with cost synergies. The guideline transaction approach uses market observable transactions occurring within the previous 12 months, which inherently include a control premium associated with the benefits of obtaining control over the acquired entity.

Key inputs and assumptions used in the discounted cash flow analysis include projections of future cash flows, discount rate, capital requirements and estimated cost savings. We used a five year financial forecast, which projects the net interest margin, expected provision for credit losses, non-interest income and non-interest expense. The projection of the net interest margin, asset growth and return on average assets are the most significant inputs to the financial projections for the community banking reporting unit. The long-term asset growth rate used in determining the terminal fair value was 3% as of October 1, 2023, based on our assessment of the minimum terminal growth rate. The discount rate was estimated using the risk-free interest rate, supplemented by specific risk and size premiums, resulting in a discount rate for our community banking reporting unit as of October 1, 2023 of 14.5%.

Our annual impairment test determined that the fair value of the community banking reporting unit exceeded its carrying amount by approximately $146 million or 8%, indicating that the goodwill assigned to this reporting unit may be at risk of impairment in the future periods. Circumstances that could negatively impact fair value of the reporting unit in the future and increase a risk of impairment include deterioration in the reporting unit’s projected cash flows, an increase in the discount rate, and a decline in industry peer multiples. Investment management reporting unit’s fair value exceeded its carrying amount by approximately $26 million or 56%, indicating no risk of failing the quantitative impairment test.

We also performed a sensitivity analysis around key assumptions used in the discounted cash flow analysis and their estimated impact on the fair value of the reporting unit. The analysis for the community banking reporting unit at October 1, 2023, indicated that even if the discount rate was further increased by 100 basis points, the reporting unit’s fair value would still exceed its carrying amount.

Further we monitored events, market and economic environment, Company’s operating performance and other banking and industry specific circumstances during the period from October 1, 2023 through December 31, 2023. Based on these considerations, we concluded that it was more-likely-than-not that the fair value of our reporting units remained above the respective carrying amounts as of December 31, 2023.

Other intangible assets have finite lives and are reviewed for impairment annually. These assets are amortized over their estimated useful lives on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 15 years. Intangible assets are reviewed or analyzed periodically to determine if it appears that their value has diminished beyond the value in the financial statements. The review or analysis of the intangible assets did not indicate that any impairment occurred during 2023.

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

Net Interest Income
The largest source of our operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For purposes of this discussion and analysis, the interest earned on tax-advantaged loans and tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income. The following discussion of net interest income should be considered in conjunction with a review of the information provided in the below table that provides yields and rates on average balances.

2023 vs. 2022
Net interest income for 2023 was $354.6 million, compared to $427.0 million for 2022, a 17% decrease. For the year ended December 31, 2023, net interest income decreased $72.5 million compared to the prior year as a result of the $214.3 million increase in interest expense, partially offset by the $141.9 million increase in interest income. Net interest income during the current year was negatively impacted by higher funding costs, driven by higher market rates, significant competition for deposits, and customers' movement of excess funds from noninterest-bearing to interest-bearing accounts. The increase in interest expense was primarily the result of additional interest expense associated with money market, time deposit, and savings accounts and, to a lesser degree, FHLB advances and borrowings from the Federal Reserve Bank. During the year, average interest-earning assets grew 7% or $880 million while interest-bearing liabilities increased 20% or $1.5 billion. The increase in interest-bearing liabilities was the result of the $996 million increase in average interest-bearing deposits along with the $521 million increase in average borrowings. Average noninterest-bearing deposits decreased $745 million or 19% during the year. On a tax-equivalent basis, net interest income for 2023 was $358.7 million, compared to $430.8 million for 2022. During the year, the average yield on interest-earning assets increased 79 basis points while the average rate paid on interest-bearing liabilities increased 218 basis points. The net interest margin was 2.67% for the year ended December 31, 2023, compared to 3.44% for the prior year.

2022 vs. 2021
Net interest income for 2022 was $427.0 million, compared to $424.5 million for 2021, a 1% increase. For the year ended December 31, 2022, net interest income increased $2.5 million compared to the prior year as a result of the $45.4 million increase in interest income, despite the $39.9 million reduction in PPP interest and fees, offset by the $42.9 million increase in interest expense. Excluding the impact of interest and fees on loans on Paycheck Protection Program ("PPP") loans, tax-equivalent interest income grew 21%, driven by non-PPP commercial loans, which increased 22% compared to 2021. The increase in interest expense was primarily the result of additional interest expense associated with money market and time deposit accounts and, to a lesser degree, FHLB borrowings and the subordinated debt issued in March 2022. During 2022, average interest-earning assets grew 4% or $482 million while interest-bearing liabilities increased 4% or $275 million. The increase in interest-bearing liabilities was the result of the $323 million increase in average borrowings while average interest-bearing deposits declined $48 million. Average noninterest-bearing deposits increased 5% during 2022 providing an incremental benefit to the net interest margin. On a tax-equivalent basis, net interest income for 2022 was $430.8 million, compared to $428.2 million for 2021. During 2022, the average yield on interest-earning assets increased 22 basis points as the average rate paid on interest-bearing liabilities increased 54 basis points. The net interest margin declined to 3.44% for the year ended December 31, 2022, compared to 3.56% for the prior year. Excluding the impact of PPP interest and fees and the amortization of the fair value marks, the net interest margin for the year ended December 31, 2022 would have been 3.40% compared to 3.38% for 2021.

Consolidated Average Balances, Yields and Rates

	Year Ended December 31,
	2023			2022			2021
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)
Assets
Commercial investor real estate loans	$5,133,279	$237,976	4.64%	$4,681,607	$194,598	4.16%	$3,689,769	$152,977	4.15%
Commercial owner-occupied real estate loans	1,766,839	82,049	4.64	1,730,293	78,559	4.54	1,661,015	76,463	4.60
Commercial AD&C loans	1,023,669	81,515	7.96	1,112,936	56,689	5.09	1,110,420	44,460	4.00
Commercial business loans	1,440,382	92,080	6.39	1,351,906	69,765	5.16	1,952,537	94,391	4.83
Total commercial loans	9,364,169	493,620	5.27	8,876,742	399,611	4.50	8,413,741	368,291	4.38
Residential mortgage loans	1,380,496	48,909	3.54	1,117,053	37,551	3.36	979,754	33,874	3.46
Residential construction loans	187,599	6,817	3.63	221,341	6,963	3.15	178,171	6,127	3.44
Consumer loans	421,963	32,946	7.81	423,746	19,887	4.69	463,200	16,689	3.60
Total residential and consumer loans	1,990,058	88,672	4.46	1,762,140	64,401	3.65	1,621,125	56,690	3.50
Total loans (3)	11,354,227	582,292	5.13	10,638,882	464,012	4.36	10,034,866	424,981	4.24
Loans held for sale	12,421	896	7.21	14,097	738	5.24	57,016	1,736	3.05
Taxable securities	1,254,739	26,992	2.15	1,214,032	20,519	1.69	1,017,268	16,118	1.58
Tax-advantaged securities	357,933	9,049	2.53	475,187	11,559	2.43	440,215	10,426	2.37
Total investment securities (4)	1,612,672	36,041	2.23	1,689,219	32,078	1.90	1,457,483	26,544	1.82
Interest-bearing deposits with banks	432,392	22,435	5.19	189,465	2,672	1.41	500,400	725	0.14
Federal funds sold	393	17	4.26	574	8	1.41	570	1	0.12
Total interest-earning assets	13,412,105	641,681	4.78	12,532,237	499,508	3.99	12,050,335	453,987	3.77

Less: allowance for credit losses - loans	(124,624)			(116,170)			(130,437)
Cash and due from banks	93,494			84,992			95,620
Premises and equipment, net	69,886			63,379			57,198
Other assets	604,784			654,386			745,486
Total assets	$14,055,645			$13,218,824			$12,818,202

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$1,429,219	16,077	1.12%	$1,457,833	3,177	0.22%	$1,420,249	911	0.06%
Regular savings deposits	784,575	17,546	2.24	547,510	294	0.05	482,331	235	0.05
Money market savings deposits	2,974,580	93,432	3.14	3,308,678	23,883	0.72	3,453,764	4,871	0.14
Time deposits	2,695,232	97,973	3.64	1,573,868	16,500	1.05	1,579,230	9,005	0.57
Total interest-bearing deposits	7,883,606	225,028	2.85	6,887,889	43,854	0.64	6,935,574	15,022	0.22
Federal funds purchased and Federal Reserve Bank borrowings	273,508	13,537	4.95	107,785	2,805	2.60	15,154	13	0.08
Repurchase agreements	63,259	915	1.45	108,273	124	0.11	143,734	169	0.12
Advances from FHLB	615,082	27,709	4.50	256,621	7,825	3.05	111,311	2,649	2.38
Subordinated debentures	370,487	15,785	4.26	328,939	14,055	4.27	208,199	7,913	3.80
Total borrowings	1,322,336	57,946	4.38	801,618	24,809	3.09	478,398	10,744	2.25
Total interest-bearing liabilities	9,205,942	282,974	3.07	7,689,507	68,663	0.89	7,413,972	25,766	0.35

Noninterest-bearing demand deposits	3,152,699			3,897,842			3,728,249
Other liabilities	168,762			151,277			157,374
Stockholders' equity	1,528,242			1,480,198			1,518,607
Total liabilities and stockholders' equity	$14,055,645			$13,218,824			$12,818,202

Tax equivalent net interest income and spread		$358,707	1.71%		$430,845	3.10%		$428,221	3.42%
Less: tax-equivalent adjustment		4,157			3,841			3,703
Net interest income		$354,550			$427,004			$424,518

Interest income/earning assets			4.78%			3.99%			3.77%
Interest expense/earning assets			2.11%			0.55%			0.21%
Net interest margin			2.67%			3.44%			3.56%

(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.37% for 2023, 25.47% for 2022 and 25.64% for 2021. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $4.2 million, $3.8 million and $3.7 million in 2023, 2022 and 2021, respectively.
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

	2023 vs. 2022			2022 vs. 2021
	Increase or (Decrease)	Due to Change in Average*:		Increase or (Decrease)	Due to Change in Average*:
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$43,378	$19,753	$23,625	$41,621	$41,251	$370
Commercial owner-occupied real estate loans	3,490	1,708	1,782	2,096	3,115	(1,019)
Commercial AD&C loans	24,826	(4,864)	29,690	12,229	101	12,128
Commercial business loans	22,315	4,807	17,508	(24,626)	(30,695)	6,069
Residential mortgage loans	11,358	9,256	2,102	3,677	4,673	(996)
Residential construction loans	(146)	(1,136)	990	836	1,387	(551)
Consumer loans	13,059	(84)	13,143	3,198	(1,515)	4,713
Loans held for sale	158	(95)	253	(998)	(1,788)	790
Taxable securities	6,473	710	5,763	4,401	3,236	1,165
Tax-exempt securities	(2,510)	(2,966)	456	1,133	859	274
Interest-bearing deposits with banks	19,763	6,394	13,369	1,947	(690)	2,637
Federal funds sold	9	(3)	12	7	—	7
Total tax-equivalent interest income	142,173	33,480	108,693	45,521	19,934	25,587

Interest expense on funding of earning assets:
Interest-bearing demand deposits	12,900	(64)	12,964	2,266	22	2,244
Regular savings deposits	17,252	169	17,083	59	59	—
Money market savings deposits	69,549	(2,642)	72,191	19,012	(211)	19,223
Time deposits	81,473	18,259	63,214	7,495	(31)	7,526
Federal funds purchased and Federal Reserve Bank borrowings	10,732	6,759	3,973	2,792	502	2,290
Repurchase agreements	791	(70)	861	(45)	(34)	(11)
Advances from FHLB	19,884	14,835	5,049	5,176	4,258	918
Subordinated debentures	1,730	1,763	(33)	6,142	5,062	1,080
Total interest expense	214,311	39,009	175,302	42,897	9,627	33,270
Tax-equivalent net interest income	$(72,138)	$(5,529)	$(66,609)	$2,624	$10,307	$(7,683)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
2023 vs. 2022
Total tax-equivalent interest income increased 28% during 2023 compared to the prior year due to the impact of higher yields, a result of the rising interest rate environment, in combination with the higher average loan balances. Growth in tax-equivalent interest income was driven by commercial loans, which increased 24% compared to the prior year period. In addition, interest income on the residential and consumer loan portfolio increased 38% and interest income on investment securities increased 12%. Year-over-year, the average yield on the loan portfolio increased by 77 basis points while the average yield on investment securities increased 33 basis points. Overall, the yield on average interest-earning assets increased to 4.78% at end of the current year compared to 3.99% for 2022. This growth reflected the impact of the multiple increases to federal funds rates during 2023.

2022 vs. 2021
Total tax-equivalent interest income increased 10% during 2022 compared to the prior year due to the impact of loan growth and higher loan yields and income from investment securities. During 2022 interest and fees on PPP loans declined $39.9 million. Excluding the impact of interest and fees on PPP loans, tax-equivalent interest income grew 21%, driven by non-PPP commercial loans, which increased 22% compared to 2021. In addition, interest income on the residential and consumer loan portfolio increased 14% and interest income on investment securities increased 21%. Year-over-year, the average yield on the loan portfolio increased by 12 basis points while the average yield on investment securities increased eight basis points. Overall, the yield on average interest-earning assets increased to 3.99% at end of 2022 compared to 3.77% for 2021. This growth was driven by the rising rate environment during 2022. Excluding the impact of PPP loans, the yield on average interest-earning assets for 2022 was 3.96% compared to 3.65% for 2021.

Interest Expense
2023 vs. 2022
Interest expense increased by $214.3 million or 312% in 2023 compared to 2022, primarily as the result of additional interest expense associated with money market, savings and time deposit accounts and, to a lesser degree, FHLB advances and borrowings from the Federal Reserve Bank. During 2023, average interest-bearing deposits increased 14% and average borrowings increased 65% resulting in total interest-bearing liabilities increasing 20%. Rising interest rates during 2023 compared to the prior year resulted in notable increases of 242 basis points in the average rate paid on money market accounts, 259 basis points in the average rate paid on time deposits, 219 basis points in the average rate paid on savings accounts and 129 basis points in the average rate paid on borrowings. The combination of higher average rates on interest-bearing liabilities coupled with the increases in average interest-bearing deposits and average borrowings resulted in the 218 basis point increase in the average rate paid on interest-bearing liabilities. During the year, average noninterest-bearing deposits decreased 19%, further contributing to an overall higher funding costs and the related compression of the net interest margin.

2022 vs. 2021
Interest expense increased by $42.9 million or 166% in 2022 compared to 2021, primarily as the result of additional interest expense associated with money market and time deposit accounts and, to a lesser degree, FHLB borrowings and the subordinated debt issued in March 2022. During 2022, average interest-bearing deposits declined 1% as average borrowings increased 68% resulting in total interest-bearing liabilities increasing 4%. Rising interest rates during 2022 compared to 2021 resulted in notable increases of 58 basis points in the average rate paid on money market accounts, 48 basis points in the average rate paid on time deposits and 84 basis points in the average rate paid on borrowings. The combination of higher average rates on interest-bearing liabilities coupled with the increase in average borrowings resulted in the 54 basis point increase in the average rate paid on interest-bearing liabilities. During 2022, average noninterest-bearing deposits increased 5% and continued to benefit our overall funding costs and net interest margin.

Interest Rate Performance
2023 vs. 2022
Our net interest margin decreased to 2.67% for 2023 compared to 3.44% for 2022, while the net interest spread decreased to 1.71% in 2023 compared to 3.10% in 2022. The decrease in the spread was driven by the 218 basis point increase in the rates paid on average interest-bearing liabilities exceeding the 79 basis point increase in the yields earned on average interest-earning assets. The decrease in the net interest margin from the prior year is the result of the increase of 156 basis points in the cost of interest-bearing liabilities as a percentage of interest-earning assets exceeding the 79 basis point increase in the yield on interest-earning assets. The overall rate and yield increases were driven by the multiple federal funds rate increases that occurred over the preceding twelve months, competition for deposits in the market, and customer movement of excess funds out of noninterest-bearing accounts into higher yielding products.

The higher cost of deposit products and borrowings more than offset increases in the yields on interest-earning assets and resulted in interest expense increasing 312% while tax-equivalent interest income increased 28% during the year.

2022 vs. 2021
Our net interest margin decreased to 3.44% for 2022 compared to 3.56% for 2021, while the net interest spread decreased to 3.10% in 2022 compared to 3.42% in 2021. The decrease in the spread was driven by the 54 basis point increase in the rates paid on average interest-bearing liabilities exceeding the 22 basis point increase in the yields earned on average interest-earning assets. The decrease in the net interest margin from 2021 is the result of the increase of 34 basis points in the cost of interest-bearing liabilities as a percentage of interest-earning assets exceeding the 22 basis point increase in the yield on interest-earning assets. Growth in both average interest-earning assets and average interest-bearing liabilities was driven primarily by loan growth and its respective funding requirements. Higher cost deposit products and borrowings fully offset increases in the yields on interest-earning assets and resulted in interest expense increasing 166% while tax-equivalent interest income increased 10% during 2022. Excluding the impact of PPP interest and fees, net interest income would have increased 21% year over year. The net interest margin for the year ended December 31, 2022 would have been 3.40% compared to 3.38% for 2021 exclusive of the impact of PPP interest and fees and the amortization of the fair value marks.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the years indicated:

				2023/2022	2023/2022	2022/2021	2022/2021
(Dollars in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Investment securities gains/ (losses)	$—	$(345)	$212	$345	N/M	$(557)	N/M
Gain on disposal of assets	—	16,516	—	(16,516)	N/M	16,516	N/M
Service charges on deposit accounts	10,447	9,803	8,241	644	6.6	1,562	19.0
Mortgage banking activities	5,536	6,130	24,509	(594)	(9.7)	(18,379)	(75.0)
Wealth management income	36,633	35,774	36,841	859	2.4	(1,067)	(2.9)
Insurance agency commissions	—	2,927	7,017	(2,927)	N/M	(4,090)	(58.3)
Income from bank owned life insurance	4,210	3,141	3,022	1,069	34.0	119	3.9
Bank card fees	1,769	4,379	6,896	(2,610)	(59.6)	(2,517)	(36.5)
Letter of credit fees	676	721	910	(45)	(6.2)	(189)	(20.8)
Extension fees	1,875	955	811	920	96.3	144	17.8
Prepayment penalty fees	914	1,807	3,216	(893)	(49.4)	(1,409)	(43.8)
Other income	5,018	5,211	10,380	(193)	(3.7)	(5,169)	(49.8)
Total non-interest income	$67,078	$87,019	$102,055	$(19,941)	(22.9)	$(15,036)	(14.7)

2023 vs. 2022
Total non-interest income decreased 23% to $67.1 million for 2023, compared to $87.0 million for 2022. Non-interest income for 2022, included a $16.5 million gain from the sale of our insurance business. Excluding the gain, non-interest income decreased $3.4 million or 5%, driven by a $2.9 million decrease in insurance commissions, a $2.6 million decrease in bank card fees and a $0.6 million decrease in income from mortgage banking activities.
Service charges on deposits increased 7% in 2023 compared to the prior year as a result of increased transaction volume and general consumer spending. The decline in income from mortgage banking activities was predominantly due to lower sale margins and lower mortgage origination volumes caused by the high interest rate environment. For 2023, total mortgage production was $453 million, a decrease of 53% from the total production in 2022. The current period's lower sale margins were offset by selling a higher proportion of originated loans in the secondary market. In 2023, $375 million in mortgages were sold into the secondary market at a net margin of 1.5% as compared to $399 million at a net margin of 1.9% in 2022. Wealth management income is comprised of income from trust and estate services provided by the Bank and investment management fees earned by West Financial and RPJ, our investment management subsidiaries. During 2023 wealth management income increased 2% from 2022 due to higher asset management income reflecting an improved performance of the stock market and customers' asset value appreciation. Total assets under management by trust and wealth management increased to $6.0 billion at December 31, 2023 compared to $5.3 billion at December 31, 2022 as market values of those assets increased. As a result of the sale of the insurance business in the second quarter of 2022, we did not recognize any insurance agency commissions during the current year. Investments in bank-owned life insurance ("BOLI") products are used to manage the cost of employee benefit plans. Income from BOLI increased 34% in 2023 compared to the prior year. At December 31, 2023, the total carrying amount of BOLI increased to $158.9 million as compared to $153.0 million at December 31, 2022. These policies are diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 3.37% for 2023 compared to 2.94% for the prior year. Bank card fees declined 60% compared to the prior year as a result of interchange fee limitations that became effective in the second quarter of the prior year. Credit-related fees were level with the prior year.

2022 vs. 2021
Total non-interest income decreased 15% to $87.0 million for 2022, compared to $102.1 million for 2021. Non-interest income for 2022 included a $16.5 million gain from the sale of our insurance business. Excluding the gain, non-interest income decreased 31% driven by a 75% decline in income from mortgage banking activities, a 58% decline in insurance commission income, reduced bank card income of 36% and a 50% decline in other income.
Service charges on deposits increased 19% in 2022 compared to 2021 as a result of increased transaction volume. The decline in income from mortgage banking activities resulted from the rising interest rate environment, which dampened mortgage origination and refinancing activity. During 2022 wealth management income declined 3% from 2021 reflecting volatility and asset value erosion in the marketplace. Total assets under management by trust and wealth management declined to $5.3 billion at December 31, 2022 compared to $6.1 billion at December 31, 2021 as market values of those assets declined. Insurance agency commissions for the year decreased 58% compared to the prior year as a result of the sale of the insurance business in the second quarter of 2022. Income from BOLI increased 4% in 2022 compared to the prior year. At December 31, 2022, the total carrying amount of BOLI increased to $153.0 million as compared to $147.5 million at December 31, 2021. The average tax-equivalent yield on these insurance contract assets was 2.94% for 2022 compared to 2.91% for 2021. Bank card fees declined 36% compared to 2021 as a result of interchange fee limitations that became effective in the second quarter of 2022. Other income declined from 2021 as a result of the decline in credit related fees, the inclusion in 2021 of the impact from the full payoff of a purchased credit deteriorated loan and activity-based vendor incentives.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2023/2022	2023/2022	2022/2021	2022/2021
(Dollars in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$160,192	$158,504	$155,830	$1,688	1.1%	$2,674	1.7%
Occupancy expense of premises	18,778	19,255	22,405	(477)	(2.5)	(3,150)	(14.1)
Equipment expenses	15,675	14,779	12,883	896	6.1	1,896	14.7
Marketing	5,103	5,197	4,730	(94)	(1.8)	467	9.9
Outside data services	11,186	10,199	8,983	987	9.7	1,216	13.5
FDIC insurance	9,461	4,792	4,294	4,669	97.4	498	11.6
Amortization of intangible assets	5,223	5,814	6,600	(591)	(10.2)	(786)	(11.9)
Merger and acquisition expense	—	1,068	45	(1,068)	N/M	1,023	N/M
Professional fees and services	17,982	9,169	10,308	8,813	96.1	(1,139)	(11.0)
Postage and delivery	2,009	2,040	1,906	(31)	(1.5)	134	7.0
Communications	2,348	2,332	2,508	16	0.7	(176)	(7.0)
Loss on FHLB redemption	—	—	9,117	—	N/M	(9,117)	N/M
Contingent payment expense	36	1,247	—	(1,211)	(97.1)	1,247	N/M
Other expenses	27,061	22,897	20,861	4,164	18.2	2,036	9.8
Total non-interest expense	$275,054	$257,293	$260,470	$17,761	6.9	$(3,177)	(1.2)

2023 vs. 2022
Non-interest expenses increased $17.8 million to $275.1 million in 2023 compared to $257.3 million in 2022. Current year non-interest expense included pension settlement expense of $8.2 million and severance expense of $1.9 million, while the prior year included contingent earn-out expense associated with the 2020 acquisition of Rembert Pendleton Jackson of $1.2 million and merger, acquisition and disposal expense of $1.1 million. Excluding these items, non-interest expense increased by $10.0 million or 4% in the current year over the prior year.

Employee salaries and benefits, the largest component of non-interest expense, increased $1.7 million or 1% in 2023 compared to the prior year. Excluding the pension settlement expense, total salaries and benefits expense declined by $6.5 million or 4% from the prior year period, predominantly due to a reduction in performance-based compensation. Combined occupancy and equipment expense was higher by $0.4 million or 1% as a result of higher software related amortization expenses, which exceeded lower building and grounds maintenance expenses. Outside data services costs increased 10% as a result of costs related to an upgrade of our online banking platform. FDIC insurance increased by 97% due to the two basis point increase in the assessment rate for all banks that became effective in 2023. Professional fees and service costs grew 96% for the period driven by higher consulting fees mainly associated with our investments in technology and software projects. Other expenses increased $4.2 million or 18% during the current year, driven by increases in other operational expenses.

2022 vs. 2021
Non-interest expenses decreased $3.2 million to $257.3 million in 2022 compared to $260.5 million in 2021. Excluding merger, acquisition and disposal expense from 2022 and 2021, the earn-out accrual associated with the performance of the 2020 acquisition of Rembert Pendleton Jackson and the $9.1 million in prepayment penalties on FHLB borrowings that occurred in 2021, non-interest expense increased 1% year-over-year.

Employee salaries and benefits, the largest component of non-interest expense, increased $2.7 million or 2% in 2022 compared to 2021, primarily due to year-over-year salary adjustments and, to a lesser extent, increased benefit costs. During 2022, the average number of full-time equivalent employees decreased to 1,134 compared to 1,155 for 2021. Combined occupancy and equipment expense was lower by 4% as a result of lower depreciation and rental expense, which exceeded higher software related expenses. Marketing costs increased 10% as a result of specific initiatives and outside data services increased 14% as a result of transaction volumes, while professional fees and service costs decreased 11% during 2022 due to a reduction in the utilization of consultant services. Other expenses increased $2.0 million or 10% during 2022, driven by increases in other operational expenses.

Income Taxes
Income tax expense in 2023 was $41.3 million, compared to $56.1 million in 2022 and $76.6 million in 2021. The resulting effective rates for each year were 25.2% for 2023, 25.2% for 2022 and 24.6% for 2021. The effective tax rate for 2023 remained the same compared to 2022. The increase in the effective rate in 2021 was due to the 2020 application of a change in tax laws that expanded the time permitted to utilize previous net operating losses. The Company applied this change in 2020 to utilize the net operating losses acquired as part of the 2018 acquisition of WashingtonFirst Bankshares, Inc. to realize a tax benefit of $1.8 million.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude merger and acquisition expense, the amortization of intangible assets, and other non-recurring expenses, such as pension settlement expense, severance expense and/or contingent payment expense. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes realized investment securities gains and losses, which may vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains or losses. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The

GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio was 65.24% in 2023 compared to 50.05% for the prior year. The current year's non-GAAP efficiency ratio was 60.99% compared to the 49.66% for to prior year. The growth in the current year’s GAAP and non-GAAP efficiency ratios compared to the prior year, indicating a decline in efficiency, was the result of the declines in GAAP and non-GAAP revenues combined with the growth in GAAP and non-GAAP non-interest expenses.

In addition, the Company uses pre-tax, pre-provision net income, as a measure of the level of certain recurring income before provision for credit losses and income taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding/ (subtracting) the provision (credit) for credit losses and the provision for income taxes back to/from net income. Pre-tax, pre-provision net income for 2023 was $146.6 million compared to $256.7 million in 2022, a decline of $110.1 million or 43%, as a result of the decline in net interest income and non-interest income along with an increase in non-interest expense.

We have also presented core earnings, core earnings per diluted share, core return on average assets and core return on average tangible common equity in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year-over-year. Core earnings reflect net income exclusive of merger, acquisition and disposal expense, amortization of intangible assets, contingent payment expense, pension settlement expense, severance expense, gain on disposal of assets and investment securities gains or losses, in each case net of tax. Average tangible common equity represents average stockholders’ equity adjusted for average goodwill and average intangible assets, net.

Reconciliation of Non-GAAP Financial Measures

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021	2020	2019
Pre-tax pre-provision net income (non-GAAP):
Net income (GAAP)	$122,844	$166,299	$235,107	$96,953	$116,433
Plus non-GAAP adjustments:
Income tax expense	41,291	56,059	76,552	27,471	36,428
Provision/ (credit) for credit losses	(17,561)	34,372	(45,556)	85,669	4,684
Pre-tax pre-provision net income (non-GAAP)	$146,574	$256,730	$266,103	$210,093	$157,545

Efficiency ratio (GAAP):
Non-interest expense	$275,054	$257,293	$260,470	$255,782	$179,085

Net interest income plus non-interest income	$421,628	$514,023	$526,573	$465,875	$336,630

Efficiency ratio (GAAP)	65.24%	50.05%	49.47%	54.90%	53.20%

Efficiency ratio (non-GAAP):
Non-interest expense	$275,054	$257,293	$260,470	$255,782	$179,085
Less non-GAAP adjustments:
Amortization of intangible assets	5,223	5,814	6,600	6,221	1,946
Loss on FHLB redemption	—	—	9,117	5,928	—
Merger, acquisition and disposal expense	—	1,068	45	25,174	1,312
Severance expense	1,939	—	—	—	—
Pension settlement expense	8,157	—	—	—	—
Contingent payment expense	36	1,247	—	—	—
Non-interest expense - as adjusted	$259,699	$249,164	$244,708	$218,459	$175,827

Net interest income plus non-interest income	$421,628	$514,023	$526,573	$465,875	$336,630
Plus non-GAAP adjustment:
Tax-equivalent income	4,157	3,841	3,703	4,128	4,746
Less/ (plus) non-GAAP adjustments:
Investment securities gains/ (losses)	—	(345)	212	467	77
Gain on disposal of assets	—	16,516	—	—	—
Net interest income plus non-interest income - as adjusted	$425,785	$501,693	$530,064	$469,536	$341,299

Efficiency ratio (non-GAAP)	60.99%	49.66%	46.17%	46.53%	51.52%

GAAP and Non-GAAP Performance Ratios

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021	2020	2019
Core earnings (non-GAAP):
Net income (GAAP)	$122,844	$166,299	$235,107	$96,953	$116,433
Plus/ (less) non-GAAP adjustments (net of tax) (1):
Merger, acquisition and disposal expense	—	796	33	18,745	969
Amortization of intangible assets	3,898	4,333	4,908	4,632	1,438
Loss on FHLB redemption	—	—	6,779	4,414	—
Gain on disposal of assets	—	(12,309)	—	—	—
Investment securities (gains)/ losses	—	257	(158)	(348)	(57)
Severance expense	1,445	—	—	—	—
Pension settlement expense	6,088	—	—	—	—
Contingent payment expense	27	929	—	—	—
Core earnings (non-GAAP)	$134,302	$160,305	$246,669	$124,396	$118,783

Core earnings per diluted common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	44,947,263	45,039,022	46,899,085	44,132,251	35,617,924

Earnings per diluted common share (GAAP)	$2.73	$3.68	$4.98	$2.18	$3.25
Core earnings per diluted common share (non-GAAP)	$2.99	$3.56	$5.26	$2.82	$3.33

Core return on average assets (non-GAAP):
Average assets (GAAP)	$14,055,645	$13,218,824	$12,818,202	$11,775,096	$8,367,139

Return on average assets (GAAP)	0.87%	1.26%	1.83%	0.82%	1.39%
Core return on average assets (non-GAAP)	0.96%	1.21%	1.92%	1.06%	1.42%

Return/ Core return on average tangible common equity (non-GAAP):
Net Income (GAAP)	$122,844	$166,299	$235,107	$96,953	$116,433
Plus: Amortization of intangible assets (net of tax)	3,898	4,333	4,908	4,632	1,438
Net income before amortization of intangible assets	$126,742	$170,632	$240,015	$101,585	$117,871

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,528,242	$1,480,198	$1,518,607	$1,339,491	$1,108,310
Average goodwill	(363,436)	(366,244)	(370,223)	(365,543)	(347,149)
Average other intangible assets, net	(18,596)	(23,009)	(29,403)	(28,357)	(8,873)
Average tangible common equity (non-GAAP)	$1,146,210	$1,090,945	$1,118,981	$945,591	$752,288

Return on average tangible common equity (non-GAAP)	11.06%	15.64%	21.45%	10.74%	15.67%
Core return on average tangible common equity (non-GAAP)	11.72%	14.69%	22.04%	13.16%	15.79%
(1)Tax adjustments have been adjusted using the combined marginal federal and state rate of 25.37% for 2023, 25.47% for 2022, 25.64% for 2021, 25.54% for 2020 and 26.13% for 2019.

FINANCIAL CONDITION
Total assets increased 1% to $14.0 billion at December 31, 2023 compared to $13.8 billion at December 31, 2022. Total loan balances remained unchanged at $11.4 billion at December 31, 2023 compared to December 31, 2022. During 2023 investment securities decreased $128.8 million or 8% to $1.4 billion compared to year end 2022, as cash flows received from investment pay downs, maturities and calls were retained to strengthen our liquidity position. At December 31, 2023, total liabilities were $12.4 billion compared to $12.3 billion at the end of 2022. Deposit balances were level at $11.0 billion at the end of 2023 compared to 2022. The availability of competitive high yields in savings and time products, in addition to short-term debt securities, resulted in noninterest-bearing deposits declining 21%. This run-off was more than compensated by offering higher yielding savings accounts along with the growth in core time deposits resulting in an 11% increase in interest-bearing deposits. Total borrowings were $1.3 billion at December 31, 2023 compared to $1.2 billion at December 31, 2022.

Loans
A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2023		2022		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Commercial real estate:
Commercial investor real estate	$5,104,425	44.9%	$5,130,094	45.0%	$(25,669)	(0.5)%
Commercial owner-occupied real estate	1,755,235	15.4	1,775,037	15.5	(19,802)	(1.1)
Commercial AD&C	988,967	8.7	1,090,028	9.6	(101,061)	(9.3)
Commercial business	1,504,880	13.3	1,455,885	12.8	48,995	3.4
Total commercial loans	9,353,507	82.3	9,451,044	82.9	(97,537)	(1.0)
Residential real estate:
Residential mortgage	1,474,521	13.0	1,287,933	11.3	186,588	14.5
Residential construction	121,419	1.1	224,772	2.0	(103,353)	(46.0)
Consumer	417,542	3.6	432,957	3.8	(15,415)	(3.6)
Total residential and consumer loans	2,013,482	17.7	1,945,662	17.1	67,820	3.5
Total loans	$11,366,989	100.0%	$11,396,706	100.0%	$(29,717)	(0.3)

Total loans remained at $11.4 billion at December 31, 2023 compared to December 31, 2022. Portfolio mix during the current year remained relatively unchanged compared to the prior year-end. During the current year, the commercial AD&C portfolio decreased by 9% as a result of our reduced concentration within the commercial real estate segments. The residential mortgage portfolio increased by 14% mainly due to migration of residential construction loans into the residential permanent portfolio upon completion of construction. Overall, the absence of loan demand combined with lower payoff activity during 2023, as a result of the higher interest rate environment, resulted in the total portfolio remaining fairly unchanged compared to the prior year. The loan-to-deposit ratio declined slightly to 103% at December 31, 2023 from 104% at December 31, 2022.

Loan Balances by Industry
Loan balances by industry for specific lending portfolios are presented in the following table:

	December 31, 2023
	Commercial Business	Owner-Occupied Real Estate
(Dollars in thousands)	Amount	Amount	Total Amount
Accommodation & Food Services	$69,979	$98,883	$168,862
Administrative & Support	51,317	51,919	103,236
Agriculture & Forestry	2,226	6,733	8,959
Arts, Entertainment & Recreation	47,603	151,908	199,511
Construction	196,377	240,017	436,394
Educational Services	206,392	142,977	349,369
Finance & Insurance	34,976	27,897	62,873
Health Care & Social Assistance	109,043	142,328	251,371
Information	4,530	8,332	12,862
Management of Companies	53,718	1,972	55,690
Manufacturing	41,857	77,955	119,812
Other Services (except Public Administration)	57,972	298,015	355,987
Professional, Scientific & Technical Services	236,833	103,999	340,832
Public Administration	3,434	7,744	11,178
Real Estate Rental & Leasing	241,152	53,661	294,813
Retail	48,987	220,926	269,913
Transportation & Warehousing	24,749	29,588	54,337
Utilities	1,355	1,362	2,717
Wholesale	72,380	89,019	161,399
Total loans	$1,504,880	$1,755,235	$3,260,115

Loan Balances by Collateral
Loan balances by collateral for commercial real estate lending portfolios are presented in the following table:

	December 31, 2023
	A D & C	Investment Real Estate
(Dollars in thousands)	Amount	Amount	Total Amount
Apartment Building (5 or more units)	$154,404	$712,089	$866,493
Automotive Facilities	600	80,267	80,867
Flexible use office/warehouse	30,389	130,960	161,349
Hotel	6,885	357,790	364,675
Industrial	37,101	96,018	133,119
Mixed use retail/residential	53,673	144,322	197,995
Office	92,954	748,147	841,101
Residential	261,379	468,857	730,236
Residential Lot	130,937	12,545	143,482
Retail	53,289	1,744,157	1,797,446
Unimproved Commercial Property	26,546	51,102	77,648
Warehouse Space	109,804	306,735	416,539
Other	31,006	251,436	282,442
Total loans	$988,967	$5,104,425	$6,093,392

We have enhanced our monitoring of loans secured by office properties, as remote work trends have led to overall higher vacancy rates and higher interest rates have led to higher payments as loans reprice or renew. At December 31, 2023, 10% of our office loans were secured by properties located in Washington, DC and 6% were secured by properties in Baltimore, MD. Substantially all of the remainder of the office loan portfolio was secured by properties in the Maryland and Virginia counties surrounding these core downtown markets. Our enhanced monitoring includes performing site visits, obtaining updated rent rolls, determining debt service coverage, evaluating individual loans for risk rating changes, and monitoring market area trends and activity.

Loan Maturities and Interest Rate Sensitivity
Loan maturities and interest rate characteristics for loan portfolios are presented in the following table:

	At December 31, 2023
	Fixed Rate Loans					Variable Rate Loans
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial Real Estate:
Commercial investor R/E	$510,865	$1,797,463	$1,683,734	$—	$3,992,062	$282,383	$497,598	$329,875	$2,507	$1,112,363
Commercial owner-occupied R/E	151,720	529,752	810,687	21,942	1,514,101	32,258	105,808	101,380	1,688	241,134
Commercial AD&C	7,875	71,998	33,494	—	113,367	500,001	350,960	24,630	9	875,600
Commercial business	284,600	438,901	23,096	8,094	754,691	250,345	320,870	74,992	103,982	750,189
Total commercial loans	955,060	2,838,114	2,551,011	30,036	6,374,221	1,064,987	1,275,236	530,877	108,186	2,979,286
Residential real estate:
Residential mortgage	75,954	228,867	121,316	1,259	427,396	312,980	561,891	149,156	23,098	1,047,125
Residential construction	—	—	—	—	—	103,460	17,901	9	49	121,419
Consumer	7,420	10,616	452	—	18,488	115,956	217,066	57,105	8,927	399,054
Total residential and consumer loans	83,374	239,483	121,768	1,259	445,884	532,396	796,858	206,270	32,074	1,567,598
Total loans	$1,038,434	$3,077,597	$2,672,779	$31,295	$6,820,105	$1,597,383	$2,072,094	$737,147	$140,260	$4,546,884

Composition of Investment Securities
The composition of investment securities for the periods indicated is presented in the following table:

	December 31,
	2023		2022		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Available-for-sale debt securities(1):
U.S. treasuries and government agencies	$96,927	6.9%	$93,622	6.1%	$3,305	3.5%
State and municipal	268,214	19.0	265,997	17.2	2,217	0.8
Mortgage-backed and asset-backed(2)	737,540	52.1	854,919	55.4	(117,379)	(13.7)
Total available-for-sale debt securities(3)	1,102,681	78.0	1,214,538	78.7	(111,857)	(9.2)

Held-to-maturity debt securities(4):
Mortgage-backed and asset-backed(2)	236,165	16.7	259,452	16.8	(23,287)	(9.0)
Total held-to-maturity debt securities(3)	236,165	16.7	259,452	16.8	(23,287)	(9.0)

Other investments, at cost:
Federal Reserve Bank stock	39,125	2.8	38,873	2.6	252	0.6
Federal Home Loan Bank of Atlanta stock	35,805	2.5	29,668	1.9	6,137	20.7
Other	677	—	677	—	—	—
Other investments	75,607	5.3	69,218	4.5	6,389	9.2
Total securities(3)	$1,414,453	100.0%	$1,543,208	100.0%	$(128,755)	(8.3)
(1)At estimated fair value.
(2)Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.
(3)The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2023 or 2022.
(4)At amortized cost.

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed and asset-backed securities and collateralized mortgage obligations and state and municipal securities. During 2023 total investment securities, which are a source of liquidity for the Company and a contributor to interest income, decreased 8%. During this period, the available-for-sale investment securities declined $111.9 million or 9%, as cash flows received from pay downs, maturities and calls were retained to strengthen our liquidity position. Total gross unrealized losses on investments available-for-sale declined $34.2 million, from $152.3 million as of December 31, 2022 to $118.1 million at December 31, 2023, due to a decrease in the market rates and tighter spreads on the mortgage-backed securities along with the smaller portfolio balance. Unrealized losses on investments available-for-sale at December 31, 2023 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2023. These unrealized losses are expected to recover over time as the available-for-sale securities approach maturity. We do not intend to sell, nor is it more likely than not that we will be required to sell, these securities and we have sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At December 31, 2023, 94% of the investment portfolio was invested in Aa/AA or Aaa/AAA rated securities compared to 95% at December 31, 2022. The average duration of the investment portfolio was 4.6 years compared to 4.8 years at the end of the prior year. The decline in the duration of the portfolio reflects the effect of a natural run-off experienced during the current year, as we retained cash flows on maturing securities without any significant reinvestments in new securities. The composition and duration of the investment portfolio has resulted in a portfolio with low credit risk that is expected to provide the liquidity needed to meet lending and other funding demands. The portfolio is monitored on a continual basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

During the prior year, we transferred certain debt securities from available-for-sale to held-to-maturity. The total amortized cost of debt securities transferred was $305.6 million with the associated fair value of $289.4 million and unrealized losses of $16.2 million at the date of transfer. The transfer occurred to lessen the impact on the Company's tangible common equity in contemplation of anticipated future increases in general market interest rates.

Maturity Distribution and Yield Analysis of Investment Securities
The following table summarizes the weighted average yields for AFS and HTM debt securities by contractual maturity of the underlying securities as of December 31, 2023:

	One year or Less	One to five years	Five to ten years	After ten years	Total
Available-for-sale debt securities:
U.S. treasuries and government agencies	1.98%	1.33%	—%	—%	1.44%
State and municipal	2.30%	2.75%	2.07%	2.51%	2.44%
Mortgage-backed and asset-backed	3.43%	3.60%	1.47%	2.50%	2.21%
Total available-for-sale debt securities	2.60%	2.12%	1.57%	2.50%	2.21%

Held-to-maturity debt securities:
Mortgage-backed and asset-backed	—%	—%	0.97%	1.45%	1.38%
Total held-to-maturity debt securities	—%	—%	0.97%	1.45%	1.38%

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost. Yields on tax-exempt securities have been computed on a tax-equivalent basis using the federal statutory tax rate of 21%.

Other Earning Assets
Residential mortgage loans held for sale decreased to $10.8 million at December 31, 2023 compared to $11.7 million as of December 31, 2022, due to the decrease in volume of originations as residential lending rates rose during the year. Interest-bearing deposits with banks increased by $359.6 million to $463.4 million at December 31, 2023 compared to $103.9 million at December 31, 2022, to provide for on-balance sheet liquidity during the current year.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	December 31,
	2023		2022		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$2,914,161	26.5%	$3,673,300	33.5%	$(759,139)	(20.7)%
Interest-bearing deposits:
Demand	1,463,679	13.3	1,435,454	13.1	28,225	2.0
Money market savings	2,628,918	23.9	3,213,045	29.4	(584,127)	(18.2)
Regular savings	1,275,225	11.6	513,360	4.7	761,865	148.4
Time deposits of less than $250,000	2,068,259	18.8	1,644,645	15.0	423,614	25.8
Time deposits of $250,000 or more	646,296	5.9	473,617	4.3	172,679	36.5
Total interest-bearing deposits	8,082,377	73.5	7,280,121	66.5	802,256	11.0
Total deposits	$10,996,538	100.0%	$10,953,421	100.0%	$43,117	0.4

Deposits and Borrowings
Total deposits remained at $11.0 billion at December 31, 2023 compared to December 31, 2022, as interest-bearing deposits grew $802.3 million or 11%, offset by a $759.1 million or 21% decline in noninterest-bearing deposits. The growth in interest-bearing deposits was driven principally by savings accounts and time deposits, which increased $761.9 million and $596.3 million, respectively, partially offset by a $584.1 million decline in money market accounts. During the year, competition for deposits along with higher market rates resulted in customers' movement of excess funds from noninterest-bearing into interest-bearing accounts. The decline in noninterest-bearing deposits was mainly observed within commercial checking and small business checking categories. Core deposits, which exclude brokered relationships, increased by $72.7 million or 1% year-over-year and represented 92% of the total deposits as of both December 31, 2023 and December 31, 2022, reflecting continued stability of the core deposit base. At December 31, 2023, retail accounts represented 43% of core deposits while business accounts accounted for 57% of core deposits. No single commercial or retail client represented more than two percent of total deposits at the end of the current period. At December 31, 2023, interest-bearing deposits represented 73% of total deposits with the remaining 27% in noninterest-bearing balances. At December 31, 2022, interest-bearing deposits represented 66% of total deposits, while non-interest bearing deposits represented 34%.

The total amount of deposits that exceeded the $250,000 insured limit provided by the FDIC was approximately $3.7 billion or 34% of the total deposits at December 31, 2023. This estimate is based on the determination of known deposit account relationships of each depositor and the insurance guidelines provided by the FDIC. Commercial accounts represented 77% of uninsured deposits, while retail accounts accounted for 23% of the uninsured deposit total. The commercial deposit mix continues to be well diversified with no significant concentration in one particular industry or single client. Management established strategies to mitigate outflows of uninsured deposits by providing reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. These deposits increased $657.0 million or 193% during 2023.

Total borrowings increased $53.7 million or 4% at December 31, 2023 compared to December 31, 2022. During the period, the $260.0 million reduction in federal funds purchased was replaced by $300.0 million of borrowings through the Federal Reserve's Bank Term Funding Program. The Company currently carries $370.8 million in subordinated debt, which is accounted for as Tier 2 capital in accordance with regulatory guidelines. At December 31, 2023, contingent liquidity, which consists of available FHLB borrowings, fed funds, funds through the Federal Reserve Bank's discount window and the Bank Term Funding Program, as well as excess cash and unpledged investment securities, totaled $6.0 billion or 162% of uninsured deposits.

Capital Management
The Company monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Stockholders’ equity at December 31, 2023 increased to $1.6 billion compared to $1.5 billion at December 31, 2022, as a result of $61.5 million increase in net retained earnings coupled with the $26.6 million decrease in the accumulated other comprehensive loss in the investment portfolio. The ratio of average equity to average assets was 10.87% for the year ended December 31, 2023, as compared to 11.20% for the year ended December 31, 2022, as the $48.0 million or 3% increase in average equity was more than offset by the $836.8 million or 6% increase in average assets.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for the Company's capital adequacy are summarized in the following table.

	Ratios at December 31,		Minimum Value(1)	Well - Capitalized(2)
	2023	2022
Tier 1 Leverage	9.51%	9.33%	4.00%	5.00%

Common Equity Tier 1 Capital to risk-weighted assets	10.90%	10.23%	4.50%	6.50%

Tier 1 Capital to risk-weighted assets	10.90%	10.23%	6.00%	8.00%

Total Capital to risk-weighted assets	14.92%	14.20%	8.00%	10.00%
(1)    Minimum requirements to remain adequately capitalized.
(2)    Well-capitalized under prompt corrective action regulations.

Regulatory capital at December 31, 2023 was comprised of Tier 1 capital of $1.3 billion and total qualifying capital of $1.8 billion. As of December 31, 2023, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The main drivers of the increase in the ratios at December 31, 2023 from December 31, 2022 were the 4% and 3% growth in Tier 1 and total qualifying capital, respectively, while risk-weighted assets declined by 2% driven by lower available balance of unfunded lending commitments. The growth in Tier 1 and total qualifying capital was driven by net retained earnings. During the year, we continued to elect to apply the provisions of the CECL deferral transition in the determination of its risk-based capital ratios. At December 31, 2023, the impact of the application of this deferral transition provided an additional $5.8 million in Tier 1 capital, and resulted in raising the common equity Tier 1 ratio by five basis points.

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

Tangible common equity increased to $1.2 billion at December 31, 2023, compared to $1.1 billion at December 31, 2022. The tangible common equity ratio increased to 8.77% of tangible assets at December 31, 2023, compared to 8.13% at December 31, 2022. This increase reflected the impact of higher tangible common equity, which increased by 9% during the current year outpacing a 1% growth in tangible assets.

Non-GAAP Tangible Common Equity Ratios
A reconciliation of the non-GAAP ratio of tangible common equity to tangible assets and tangible book value per common share are provided in the following table.

	December 31,
(Dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Tangible common equity ratio:
Total stockholders' equity	$1,588,142	$1,483,768	$1,519,679	$1,469,955	$1,132,974
Goodwill	(363,436)	(363,436)	(370,223)	(370,223)	(347,149)
Other intangible assets, net	(28,301)	(26,882)	(25,920)	(32,521)	(7,841)
Tangible common equity	$1,196,405	$1,093,450	$1,123,536	$1,067,211	$777,984

Total assets	$14,028,172	$13,833,119	$12,590,726	$12,798,429	$8,629,002
Goodwill	(363,436)	(363,436)	(370,223)	(370,223)	(347,149)
Other intangible assets, net	(28,301)	(26,882)	(25,920)	(32,521)	(7,841)
Tangible assets	$13,636,435	$13,442,801	$12,194,583	$12,395,685	$8,274,012

Outstanding common shares	44,913,561	44,657,054	45,118,930	47,056,777	34,970,370

Tangible common equity ratio	8.77%	8.13%	9.21%	8.61%	9.40%
Book value per common share	$35.36	$33.23	$33.68	$31.24	$32.40
Tangible book value per common share	$26.64	$24.49	$24.90	$22.68	$22.25

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

The level of non-performing loans to total loans increased to 0.81% at December 31, 2023 compared to 0.35% at December 31, 2022. Non-performing loans were $91.8 million at December 31, 2023 in comparison to $39.4 million at December 31, 2022. Loans placed on non-accrual during 2023 amounted to $81.9 million compared to $12.1 million for 2022. The current year's increase in non-performing loans was mainly related to three large investor commercial real estate relationships, two of which are within the custodial care and one within the multifamily residential property industries. These three relationships accounted for $57.0 million of the total $81.9 million of loans placed on non-accrual during the year.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights was $0.3 million at both December 31, 2023 and December 31, 2022, respectively. We did not incur any impairment losses during 2023.

Periodically we may engage in whole loan sale transactions of residential mortgage loans as a part of our interest rate risk management strategy. No whole loan sales occurred during 2023.

Analysis of Credit Risk
The following table presents information with respect to non-accrual loans, 90-day past due delinquencies and non-performing assets for the years indicated:

	At December 31,
(Dollars in thousands)	2023	2022
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$58,658	$9,943
Commercial owner-occupied real estate	4,640	5,019
Commercial AD&C	1,259	—
Commercial business	10,051	7,322
Residential real estate:
Residential mortgage	12,332	7,439
Residential construction	443	—
Consumer	4,102	5,059
Total non-accrual loans(1)	91,485	34,782

Loans 90 days past due:
Commercial real estate:
Commercial investor	—	—
Commercial owner-occupied	—	—
Commercial AD&C	—	—
Commercial business	20	1,002
Residential real estate:
Residential mortgage	342	—
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	362	1,002

Restructured loans (accruing)	—	3,575
Total non-performing loans(2)	91,847	39,359
Other real estate owned, net	—	645
Total non-performing assets	$91,847	$40,004

Non-accrual loans to total loans	0.80%	0.31%
Non-performing loans to total loans	0.81%	0.35%
Non-performing assets to total assets	0.65%	0.29%
Allowance for credit losses to non-accrual loans	132.11%	391.70%
Allowance for credit losses to non-performing loans	131.59%	346.15%
(1)Gross interest income that would have been recorded in 2023 if non-accrual loans shown above had been current and in accordance with their original terms was $2.6 million. No interest income was accrued on these loans during the year while on non-accrual status. Please see Note 1 - Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.
(2)Performing loans considered potential problem loans, as defined and identified by management, amounted to $42.6 million at December 31, 2023. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms, well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

The provision for credit losses was a credit of $17.6 million in 2023 compared to a charge of $34.4 million in 2022. The credit to the provision for credit losses for the current period that is directly attributable to the loan portfolio was $13.9 million. The current period credit to provision expense also contains an adjustment of $3.7 million associated with unfunded loan commitments. The credit to the provision for credit losses for the year ended December 31, 2023 was a reflection of the improving regional forecasted unemployment rate, observed during the first half of the current year, and the declining probability of economic recession, partially offset by higher individual reserves on our non-accrual loans during the year. The prior year's provision for credit losses was mainly driven by the growth in the loan portfolio, coupled with management's consideration of the potential impact of recessionary pressures that existed during the prior period and other portfolio qualitative metrics.

At December 31, 2023, the allowance for credit losses was $120.9 million as compared to $136.2 million at December 31, 2022. The allowance for credit losses as a percent of total loans was 1.06% and 1.20% at December 31, 2023 and December 31, 2022, respectively. The allowance for credit losses represented 132% of non-performing loans at December 31, 2023 as compared to 346% at December 31, 2022. At December 31, 2023 the allowance attributable to the commercial portfolio represented 1.17% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.58%, compared to 1.30% and 0.68%, respectively, at December 31, 2022. At the end of the current year, with respect to the total commercial portion of the allowance, 51% of this portion is allocated to the investor real estate loan portfolio, resulting in the ratio of the allowance for investor real estate loans to total investor real estate loans of 1.20%. A similar ratio with respect to AD&C loans was 0.84% and 2.12% for commercial business loans at the end of the current year.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects our historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider the expected impact of certain qualitative factors not fully captured in the collective quantitative reserve, including concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where we have determined that foreclosure is probable. At December 31, 2023, the impact of the utilization of the historical default and loss experience combined with the reasonable and supportable economic forecast, and impact of the individual reserves on collateral dependent non-accrual loans results in 60% of the total allowance being attributable to quantifiable factors, while 40% of the allowance is attributable to the collective qualitative factors. At the end of the previous year, the utilization of the historical default and loss experience along with the economic forecast and individual reserves resulted in 45% of the total allowance being attributable to quantifiable factors while 55% was attributable to the collective qualitative factors. The shift from 2022 to 2023 allocations of the allowance between the quantified and qualitative portions is mainly attributable to higher individual reserves along with the lower concentrations of the loan portfolio within the commercial investor real estate segment coupled with the declining probability of recession observed during the current year.

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
•trends in early delinquencies and risk rating migrations;
•changes in the risk profile related to large loans in the portfolio;
•concentrations of loans to specific industry segments;
•expected changes in economic conditions;
•changes in the Company’s credit administration and loan portfolio management processes; and
•probability of the near-term recession and its impact on estimated losses.

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when we have determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the present value of expected cash flows from the operation of the collateral is used as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $88.2 million, with individual allowances of $24.0 million against those loans at December 31, 2023.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the appropriateness of the collateral based on an internal evaluation. The policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. Our borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at both December 31, 2023 and December 31, 2022. Certain loan terms may create concentrations of credit risk and increase our exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

The following table presents an allocation of the allowance for credit losses by portfolio as of each period end. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate credit losses; however, the allocation does not restrict the usage of the allowance for any specific loan category.

	December 31,
(In thousands)	2023		2022
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$61,439	44.9%	$64,737	45.0%
Commercial owner-occupied real estate	7,536	15.4	11,646	15.5
Commercial AD&C	8,287	8.7	18,646	9.6
Commercial business	31,932	13.3	28,027	12.8
Total commercial	109,194	82.3	123,056	82.9
Residential real estate:
Residential mortgage	8,890	13.0	9,424	11.3
Residential construction	729	1.1	1,337	2.0
Consumer	2,052	3.6	2,425	3.8
Total residential and consumer	11,671	17.7	13,186	17.1
Total allowance for credit losses - loans	$120,865	100.0%	$136,242	100.0%

Summary of Credit Loss Experience
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Balance, January 1	$136,242	$109,145
Provision/ (credit) for credit losses - loans	(13,894)	26,680
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	(449)	(716)
Residential real estate:
Residential mortgage	(160)	(155)
Residential construction	—	—
Consumer	(2,005)	(234)
Total charge-offs	(2,614)	(1,105)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	25	320
Commercial owner-occupied real estate	105	49
Commercial AD&C	—	—
Commercial business	303	799
Residential real estate:
Residential mortgage	114	102
Residential construction	—	8
Consumer	584	244
Total recoveries	1,131	1,522
Net (charge-offs)/ recoveries	(1,483)	417
Balance, period end	$120,865	$136,242

Net charge-offs to average loans	0.01%	—%
Allowance for credit losses on loans to total loans	1.06%	1.20%

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

Our statement of condition is subject to quarterly testing for eight alternative interest rate shock possibilities to indicate the inherent interest rate risk. Projected interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that are determined to be impractical in a current rate environment. It is management’s goal to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.

The following table presents estimated changes in net interest income utilizing an instantaneous parallel rate shocks in various interest rate scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100bp	- 200 bp	- 300bp	- 400bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2023	(2.42%)	(1.71%)	(0.99%)	(0.40%)	1.13%	2.09%	2.84%	3.87%
December 31, 2022	1.87%	1.58%	1.29%	0.75%	(0.89%)	(1.75%)	(2.66%)	(4.17%)

As reflected in the table above, the measures of net interest income at risk at December 31, 2023 declined in every rising interest rate change scenario and increased in every declining interest rate scenario compared to December 31, 2022. The change in the net interest income at risk is the result of an increase in deposit expense due to higher interest rates along with the growing interest-bearing account balances, as well as shorter maturities of the FHLB advances, partially offset by higher income generated from the loan portfolio coupled with higher balances in interest bearing deposits with banks. At December 31, 2023, all measures remained well within prescribed policy limits. The table also indicates that should the interest rate environment decline, net interest income would increase as the profile reflects the Bank is liability sensitive.

We augment our quarterly interest rate shock analysis with alternative external interest rate scenarios on a monthly basis. These alternative interest rate scenarios may include parallel rate ramps and non-parallel yield curve twists. If a measure of risk produced by the alternative simulations of the entire statement of condition violates policy guidelines, ALCO is required to develop a plan to restore the measure of risk to a level that complies with policy limits within two quarters.

The following table presents estimated changes in net interest income utilizing parallel rate ramps in various interest rate scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100bp	- 200 bp	- 300bp	- 400bp
December 31, 2023	(1.81%)	(1.24%)	(0.68%)	(0.25%)	0.81%	1.54%	2.22%	2.87%

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2023	(24.78%)	(18.31%)	(11.90%)	(5.75%)	5.55%	9.92%	12.93%	12.49%
December 31, 2022	(20.78%)	(15.84%)	(10.62%)	(5.32%)	5.13%	10.48%	15.71%	18.74%

Overall, the measure of the economic value of equity ("EVE") at risk remained relatively stable in most of the rising rate change scenarios from December 31, 2022 to December 31, 2023. The slight increase in EVE at risk is a reflection of the impact of higher market rates on loan fair values coupled with declining core deposit premium due to a lower balances in noninterest-bearing deposits and other lower cost core deposits, offset by more favorable premiums on FHLB advances and borrowings under the Bank Term Funding Program due to the higher market rates.

Liquidity Management
Liquidity is defined as a financial institution’s capacity to meet its cash and collateral obligations. Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on a short notice to meet obligations as they arise and to ensure that the we are able to pursue new business opportunities. Accordingly, management evaluates these metrics on a monthly basis to ensure that policy parameters are adequately addressed. We perform liquidity stress testing at least quarterly which includes systemic and idiosyncratic scenarios. Testing at the end of the fourth quarter of 2023 indicated that the Company demonstrates sufficient liquidity in most severe scenarios. Our liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2023.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits, to be a relatively stable funding source. Core deposits, which exclude brokered deposit relationships, equaled 92% of total deposits at December 31, 2023. At December 31, 2023, contingent liquidity, which consists of available FHLB borrowings, fed funds, funds through the Federal Reserve Bank's discount window and the Bank Term Funding Program, as well as excess cash and unpledged investment securities totaled $6.0 billion or 162% of uninsured deposits. Although this amount of contingent liquidity does not include any consideration of the held-to-maturity or the available-for-sale investment portfolios, management also considers changes in the liquidity of the investment portfolio due to fluctuations in interest rates when considering total liquidity of the Company. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, our liquidity position is measured weekly, looking forward at thirty day intervals from 30 to 360 days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At December 31, 2023, our liquidity and funds availability provides it with the requisite flexibility in funding and other liquidity demands.

Our external sources of funds available that can be drawn upon when required are available lines of credit with the FHLB and the Federal Reserve Bank, in addition to the Bank Term Financing Program ("BTF Program"). At December 31, 2023, we had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.6 billion. FHLB availability based on pledged collateral at December 31, 2023 amounted to $3.1 billion, with $550.0 million outstanding against it. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $651.3 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of December 31, 2023. In addition, we have federal funds borrowing capacity under unsecured lines of credit with correspondent banks of $1.2 billion with no amount outstanding at December 31, 2023. The Company has provided $309.8 million in collateral under the BTF Program as a contingent funding source, with $300.0 million in borrowings against it at December 31, 2023. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2023.

Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2023, the Bank could have declared a dividend of $213.8 million to Bancorp. At December 31, 2023, Bancorp had liquid assets of $125.2 million.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Internal Control Over Financial Reporting
As part of our program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control— Integrated Framework (2013). Management’s Assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The attestation report by the Company's independent registered public accounting firm, Ernst & Young LLP, on the Company's internal control over financial reporting begins on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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
February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses
Description of the Matter
As of December 31, 2023, the Company’s loan portfolio totaled approximately $11.4 billion and the allowance for credit losses was $120.9 million. As described in Notes 1 and 5 to the consolidated financial statements, the Company estimates an allowance representing an amount, which, in management’s judgment, is appropriate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date. The Company’s methodology for estimating the allowance includes (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administration, and (3) individual allowances on certain collateral-dependent loans.

Auditing management’s estimate of the allowance involved a high degree of complexity and management judgement in determining the measurement of the qualitative reserve related to concentrations of the loan portfolio.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's controls over its allowance, including controls over the accuracy of data and key allowance inputs such as risk ratings, the review of economic forecast data, and management review controls over qualitative factors. Our tests of controls included observation of certain of management committee meetings, at which key management judgements are subjected to critical challenge, inspection of meeting materials and meeting minutes and inquiries of key management personnel.

Our audit response included involving EY specialists to evaluate the conceptual soundness of the comprehensive framework of the allowance, including the qualitative factor related to concentrations of the loan portfolio, in addition to evaluating model methodology and model performance. To test the qualitative factor related to concentrations of the loan portfolio, we evaluated the identification and measurement of the adjustments, including the basis for concluding the adjustments were warranted when considering the model methodology and the historical data used in the adjustments. Additionally, we tested the completeness and accuracy of data used in determining the qualitative reserve, including internal data used to measure portfolio concentrations. We recalculated metrics used by management in the qualitative factor determination. In testing management’s measurement of the qualitative reserve, we reviewed management’s judgments about risk, such as risk in various portfolio concentrations and evaluated the corroborating or contrary evidence, as appropriate.

We also evaluated the overall allowance amount, inclusive of qualitative factors, and whether the amount appropriately reflects lifetime expected losses in the loan portfolio as of the consolidated balance sheet date. Finally, we also reviewed a comparison of loss experience estimated by the allowance model during the year to the Company’s actual historical loss experience and underlying macroeconomic conditions and forecast, peer-bank allowance coverage ratios and subsequent event information and considered whether it corroborated or contradicted the Company’s overall estimate of the allowance.

Goodwill Impairment Analysis
Description of the Matter	At December 31, 2023, the Company’s goodwill was $363.4 million recorded across two reporting units, of which $331.7 million related to the community banking reporting unit. As more fully described in Notes 1 and 8 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level by comparing the fair value of the reporting unit to its carrying value. Management used a combination of market and income valuation approaches to estimate fair value. The income approach includes a discounted cash flow analysis (DCF) to calculate the fair value of the reporting unit. Management engaged a third-party valuation specialist to assist with its impairment analysis. The Company performed its annual impairment testing in the fourth quarter of 2023 and determined there was no impairment to its goodwill.

Auditing the annual goodwill impairment test for the community banking reporting unit was especially challenging and highly judgmental due to the estimation uncertainty involved in determining the fair value of the reporting unit and narrower margin by which the reporting unit’s fair value exceeded its carrying value relative to the other reporting unit. The fair value estimate and resulting goodwill impairment determination are sensitive to significant assumptions including prospective financial information (PFI) and the discount rate. The projection of the net interest margin which drives return on average assets is the most significant input to the financial projections of the community banking reporting unit.
How We Addressed the Matter in our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the internal controls over the Company’s PFI forecasting process and management’s goodwill impairment assessment process, including controls over the estimation of the discount rate.

To test management’s annual goodwill impairment assessment for the community banking reporting unit, we evaluated certain of management’s PFI assumptions against historical performance (e.g., trend analysis), current industry and economic trends and analyst projections. We also evaluated the consistency of the PFI by comparing the projections to other analyses used within the organization and inquiries performed of senior management regarding strategic plans for the reporting unit. We compared prior year forecasts to current year actual performance, as well as fourth quarter 2023 forecasts to actual fourth quarter 2023 results. We performed sensitivity analyses related to the significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions.

Our audit response included involving EY valuation specialists who assisted in assessing the Company’s DCF methodology, testing of the significant assumptions, including testing the Company’s discount rate estimate, developing an independent estimate fair value range for the community banking reporting unit and comparing the result to the Company’s fair value point estimate, and evaluating the total fair value of the Company’s reporting units through comparison to the Company’s market capitalization and analysis of the resulting control premium.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Tysons, VA
February 20, 2024

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$82,257	$88,152
Federal funds sold	245	193
Interest-bearing deposits with banks	463,396	103,887
Cash and cash equivalents	545,898	192,232
Residential mortgage loans held for sale (at fair value)	10,836	11,706
Investments held-to-maturity, at cost (fair value of $200,411 and $220,123, respectively)	236,165	259,452
Investments available-for-sale (at fair value)	1,102,681	1,214,538
Other investments, at cost	75,607	69,218
Total loans	11,366,989	11,396,706
Less: allowance for credit losses - loans	(120,865)	(136,242)
Net loans	11,246,124	11,260,464
Premises and equipment, net	59,490	60,043
Other real estate owned	—	645
Accrued interest receivable	46,583	41,172
Goodwill	363,436	363,436
Other intangible assets, net	28,301	26,882
Other assets	313,051	333,331
Total assets	$14,028,172	$13,833,119

Liabilities
Noninterest-bearing deposits	$2,914,161	$3,673,300
Interest-bearing deposits	8,082,377	7,280,121
Total deposits	10,996,538	10,953,421
Federal funds purchased	—	260,000
Federal Reserve Bank borrowings	300,000	—
Securities sold under retail repurchase agreements	75,032	61,967
Advances from FHLB	550,000	550,000
Subordinated debt	370,803	370,205
Total borrowings	1,295,835	1,242,172
Accrued interest payable and other liabilities	147,657	153,758
Total liabilities	12,440,030	12,349,351

Stockholders' equity
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
44,913,561 and 44,657,054 at December 31, 2023 and 2022, respectively	44,914	44,657
Additional paid-in capital	742,243	734,273
Retained earnings	898,316	836,789
Accumulated other comprehensive loss	(97,331)	(131,951)
Total stockholders' equity	1,588,142	1,483,768
Total liabilities and stockholders' equity	$14,028,172	$13,833,119

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021
Interest income:
Interest and fees on loans	$579,960	$462,121	$423,152
Interest on loans held for sale	896	738	1,736
Interest on deposits with banks	22,435	2,672	725
Interest and dividend income on investment securities:
Taxable	26,992	20,519	16,118
Tax-advantaged	7,224	9,609	8,552
Interest on federal funds sold	17	8	1
Total interest income	637,524	495,667	450,284
Interest expense:
Interest on deposits	225,028	43,854	15,022
Interest on retail repurchase agreements and federal funds purchased	14,452	2,929	182
Interest on advances from FHLB	27,709	7,825	2,649
Interest on subordinated debt	15,785	14,055	7,913
Total interest expense	282,974	68,663	25,766
Net interest income	354,550	427,004	424,518
Provision/ (credit) for credit losses	(17,561)	34,372	(45,556)
Net interest income after provision/ (credit) for credit losses	372,111	392,632	470,074
Non-interest income:
Investment securities gains/ (losses)	—	(345)	212
Gain on disposal of assets	—	16,516	—
Service charges on deposit accounts	10,447	9,803	8,241
Mortgage banking activities	5,536	6,130	24,509
Wealth management income	36,633	35,774	36,841
Insurance agency commissions	—	2,927	7,017
Income from bank owned life insurance	4,210	3,141	3,022
Bank card fees	1,769	4,379	6,896
Other income	8,483	8,694	15,317
Total non-interest income	67,078	87,019	102,055
Non-interest expense:
Salaries and employee benefits	160,192	158,504	155,830
Occupancy expense of premises	18,778	19,255	22,405
Equipment expenses	15,675	14,779	12,883
Marketing	5,103	5,197	4,730
Outside data services	11,186	10,199	8,983
FDIC insurance	9,461	4,792	4,294
Amortization of intangible assets	5,223	5,814	6,600
Merger, acquisition and disposal expense	—	1,068	45
Professional fees and services	17,982	9,169	10,308
Other expenses	31,454	28,516	34,392
Total non-interest expense	275,054	257,293	260,470
Income before income tax expense	164,135	222,358	311,659
Income tax expense	41,291	56,059	76,552
Net income	$122,844	$166,299	$235,107

Net income per common share amounts:
Basic net income per common share	$2.74	$3.69	$5.00
Diluted net income per common share	$2.73	$3.68	$4.98
Dividends declared per share	$1.36	$1.36	$1.28

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net income	$122,844	$166,299	$235,107
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	34,167	(152,196)	(38,104)
Related income tax (expense)/ benefit	(8,823)	38,762	9,751
Net investment (gains)/ losses reclassified into earnings	—	345	(212)
Related income tax expense/ (benefit)	—	(88)	54
Net effect on other comprehensive income/ (loss)	25,344	(113,177)	(28,511)

Investments held-to-maturity:
Net change in unrealized loss	1,726	(14,003)	—
Related income tax expense/ (benefit)	(452)	3,567	—
Net effect on other comprehensive income/ (loss)	1,274	(10,436)	—

Defined benefit pension plan:
Net change in unrealized losses	10,737	294	1,687
Related income tax benefit	(2,735)	(93)	(420)
Net effect on other comprehensive income/ (loss)	8,002	201	1,267
Total other comprehensive income/ (loss)	34,620	(123,412)	(27,244)
Comprehensive income	$157,464	$42,887	$207,863

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

` (Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity
Balances at January 1, 2021	$47,057	$846,922	$557,271	$18,705	$1,469,955
Net income	—	—	235,107	—	235,107
Other comprehensive loss, net of tax	—	—	—	(27,244)	(27,244)
Total other comprehensive income					207,863
Common stock dividends $1.28 per share	—	—	(60,351)	—	(60,351)
Stock compensation expense	—	5,299	—	—	5,299
Common stock issued pursuant to:
Stock option plan - 270,297 shares	270	3,424	—	—	3,694
Employee stock purchase plan - 60,018 shares	60	2,004	—	—	2,064
Restricted stock vesting, net of tax withholding - 81,838 shares	82	(1,659)	—	—	(1,577)
Repurchase of common stock - 2,350,000 shares	(2,350)	(104,918)	—	—	(107,268)
Balances at December 31, 2021	45,119	751,072	732,027	(8,539)	1,519,679
Net income	—	—	166,299	—	166,299
Other comprehensive loss, net of tax	—	—	—	(123,412)	(123,412)
Total other comprehensive income					42,887
Common stock dividends $1.36 per share	—	—	(61,537)	—	(61,537)
Stock compensation expense	—	7,887	—	—	7,887
Common stock issued pursuant to:
Stock option plan - 14,278 shares	14	279	—	—	293
Employee stock purchase plan - 43,837 shares	44	1,685	—	—	1,729
Restricted stock vesting, net of tax withholding - 105,719 shares	105	(2,288)	—	—	(2,183)
Repurchase of common stock - 625,710 shares	(625)	(24,362)	—	—	(24,987)
Balances at December 31, 2022	44,657	734,273	836,789	(131,951)	1,483,768
Net income	—	—	122,844	—	122,844
Other comprehensive income, net of tax	—	—	—	34,620	34,620
Total other comprehensive income					157,464
Common stock dividends $1.36 per share	—	—	(61,317)	—	(61,317)
Stock compensation expense	—	7,631	—	—	7,631
Common stock issued pursuant to:
Stock option plan - 59,150 shares	59	658	—	—	717
Employee stock purchase plan - 64,502 shares	65	1,475	—	—	1,540
Restricted stock vesting, net of tax withholding - 132,855 shares	133	(1,794)	—	—	(1,661)
Balances at December 31, 2023	$44,914	$742,243	$898,316	$(97,331)	$1,588,142
The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Operating activities:
Net income	$122,844	$166,299	$235,107
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,006	11,906	14,522
Provision/ (credit) for credit losses	(17,561)	34,372	(45,556)
Share based compensation expense	7,631	7,887	5,299
Gain on disposal of assets	—	(16,516)	—
Deferred income tax / (benefit)	5,891	(9,491)	12,255
Origination of loans held for sale	(367,910)	(363,204)	(1,385,664)
Proceeds from sales of loans held for sale	374,468	398,688	1,456,110
Gains on sales of loans held for sale	(5,688)	(7,781)	(31,561)
(Gains)/ losses on sale of other real estate owned	(66)	86	241
Investment securities (gains)/ losses	—	345	(212)
Tax benefit associated with share based compensation	295	(646)	(1,850)
Net (increase)/ decrease in accrued interest receivable	(5,411)	(6,823)	12,082
Net increase in other assets	(6,490)	(4,776)	(35,498)
Net increase/ (decrease) accrued expenses and other liabilities	6,176	9,686	(20,771)
Other, net	1,630	(3,710)	1,894
Net cash provided by operating activities	137,815	216,322	216,398
Investing activities:
Sales/ (purchases) of other investments	(6,388)	(28,052)	24,594
Purchases of investments available-for-sale	(17,687)	(469,792)	(933,491)
Proceeds from sales of investment available-for-sale	—	18,087	400,567
Proceeds from maturities, calls and principal payments of investments available-for-sale	160,637	240,217	369,678
Proceeds from maturities, calls and principal payments of investments held-to-maturity	24,675	31,759	—
Net (increase)/ decrease in loans	30,971	(1,420,983)	457,724
Proceeds from the sales of other real estate owned	712	335	680
Proceeds from sale of business activity, net	—	23,822	—
Expenditures for premises and equipment	(13,982)	(14,589)	(11,491)
Net cash provided by/ (used in) investing activities	178,938	(1,619,196)	308,261
Financing activities:
Net increase in deposits	44,411	330,721	595,942
Net increase/ (decrease) in retail repurchase agreements, federal funds purchased and Federal Reserve Bank borrowings	53,065	180,881	(402,071)
Proceeds from FHLB advances	2,030,000	2,526,625	—
Repayment of FHLB advances	(2,030,000)	(1,976,625)	(379,075)
Proceeds from issuance of subordinated debt	—	200,000	—
Retirement of subordinated debt	—	—	(53,000)
Proceeds from issuance of common stock	2,417	2,192	5,758
Stock tendered for payment of withholding taxes	(1,821)	(2,353)	(1,577)
Repurchase of common stock	—	(24,987)	(107,268)
Dividends paid	(61,159)	(61,368)	(60,351)
Net cash provided by/ (used in) financing activities	36,913	1,175,086	(401,642)
Net increase/ (decrease) in cash and cash equivalents	353,666	(227,788)	123,017
Cash and cash equivalents at beginning of year	192,232	420,020	297,003
Cash and cash equivalents at end of year	$545,898	$192,232	$420,020

Supplemental Disclosures:
Interest payments	$263,473	$62,240	$37,847
Income tax payments, net of refunds of $0, $966 and $2,673 in 2023, 2022 and 2021	35,945	62,098	71,908
Transfers from loans to other real estate owned	—	—	257

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

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for financial information. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on the Company’s net income and shareholders’ equity. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sandy Spring Bank and its subsidiaries. Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

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

On January 1, 2023, the Company adopted provisions of ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)", which eliminated accounting guidance for troubled debt restructurings ("TDRs") by creditors and expanded disclosures about modifications. Prior to the effective adoption date, the Company considered loans to be TDRs if their terms were restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provided a payment concession to a borrower experiencing financial difficulty. Loans could be removed from a TDR category if the borrower no longer experienced financial difficulty, a re-underwriting event took place, and the revised loan terms of the subsequent restructuring agreement were considered to be consistent with terms that could be obtained in the market for loans with comparable credit risk. Subsequent to the effective adoption date of ASU 2022-02, the Company continues to offer modifications to certain borrowers experiencing financial difficulty, mainly in the form of interest rate concessions or term extensions, without classifying and accounting for them as TDRs.

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

Determination of the appropriateness of the allowance is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the allowance is reviewed by the Risk Committee of the Board of Directors and formally approved quarterly by that same committee of the Board.

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

Segment Reporting
Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Bank is the Company’s only reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance. While the Company’s chief operating decision maker has some limited financial information about its various financial products and services, that information is not complete since it does not include a full allocation of revenue, costs, and capital from key corporate functions; therefore, the Company evaluates financial performance on a company-wide basis. Management continues to evaluate the Company's business units for separate reporting as facts and circumstances change.

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

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights and capitalized development, implementation, and license costs of internal-use licensed software. Other intangible assets have finite lives and are reviewed for impairment annually. The amortization of internal-use licensed software begins when a module or a component of a licensed software is ready for its intended use. Other intangible assets are amortized over their estimated useful lives either on a straight-line or sum-of-the-years basis over varying periods that initially do not exceed 15 years.

Annually, the Company performs an impairment test of goodwill as of October 1 of each year. During the current year, management performed both quarterly qualitative assessments and an annual quantitative impairment test, as a result of the economic uncertainty and increased market volatility resulting from the rising interest rate environment. The Company's annual impairment test of goodwill and other intangible assets did not identify any impairment. Additionally, the Company determined that there were no triggering events and as a result no evidence of impairment between the annual impairment test and December 31, 2023.

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

Adopted Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)", which eliminated the accounting guidance on TDRs and amended the guidance on “vintage disclosures” to require disclosure of current period gross charge-offs by year of origination. The ASU also added enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The objective of the disclosures was to provide information about the type and magnitude of modifications and the degree of their success in mitigating potential credit losses. The Company fully adopted this update effective January 1, 2023 on a prospective basis. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

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

Pending Accounting Pronouncements applicable to the Company
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt this ASU on a retrospective basis. Early adoption is permitted. Currently, the Company does not expect that the adoption of this standard will have a material impact on its Consolidated Financial Statements.

In March 2023, the FASB issued ASU 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method". ASU 2023-02 allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The amendment in this ASU also remove the specialized guidance for low-income-housing tax credit investments that are not accounted for using the proportional amortization method and instead require that those LIHTC investments be accounted for using the guidance in other GAAP. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

NOTE 2 – CASH AND DUE FROM BANKS
The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2023 was $429.2 million and in 2022 was $185.6 million.

NOTE 3 – INVESTMENTS
Investments available-for-sale and held-to-maturity
During 2022, the Company transferred certain debt securities from available-for-sale to held-to-maturity. The total amortized cost of debt securities transferred was $305.6 million with the associated fair value of $289.4 million and unrealized losses of $16.2 million at the date of transfer. All of these investments are either issued by a direct governmental entity or a government-sponsored entity and have no historical evidence supporting expected credit losses. Therefore, the Company has estimated these losses at zero and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption. There were no additional transfers of debt securities from available-for-sale to held-to-maturity during 2023.

The amortized cost and estimated fair values of investments available-for-sale and held-to-maturity at December 31 are presented in the following table:

	2023				2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. treasuries and government agencies	$101,678	$—	$(4,751)	$96,927	$100,926	$—	$(7,304)	$93,622
State and municipal	311,505	1	(43,292)	268,214	322,519	4	(56,526)	265,997
Mortgage-backed and asset-backed	807,636	181	(70,277)	737,540	943,398	73	(88,552)	854,919
Total available-for-sale debt securities	$1,220,819	$182	$(118,320)	$1,102,681	$1,366,843	$77	$(152,382)	$1,214,538
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	236,165	—	(35,754)	200,411	259,452	—	(39,329)	220,123
Total held-to-maturity debt securities	$236,165	$—	$(35,754)	$200,411	$259,452	$—	$(39,329)	$220,123
Total debt securities	$1,456,984	$182	$(154,074)	$1,303,092	$1,626,295	$77	$(191,711)	$1,434,661

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at December 31, 2023 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2023. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

The available-for-sale and held-to-maturity mortgage-backed and asset-backed securities portfolio at December 31, 2023 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($441.2 million), GNMA, FNMA or FHLMC mortgage-backed securities ($562.7 million) and SBA asset-backed securities ($39.9 million).

Gross unrealized losses and fair values by length of time that individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following tables:

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$—	$—	$96,927	$4,751	$96,927	$4,751
State and municipal	123	4,162	84	262,081	43,208	266,243	43,292
Mortgage-backed and asset-backed	321	22,731	106	691,281	70,171	714,012	70,277
Total	454	$26,893	$190	$1,050,289	$118,130	$1,077,182	$118,320

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$53,139	$3,653	$40,483	$3,651	$93,622	$7,304
State and municipal	130	200,439	30,803	62,482	25,723	262,921	56,526
Mortgage-backed and asset-backed	324	526,387	44,952	297,216	43,600	823,603	88,552
Total	464	$779,965	$79,408	$400,181	$72,974	$1,180,146	$152,382

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

The estimated fair values and amortized costs of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31 are provided in the following table:

	December 31, 2023		December 31, 2022
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. treasuries and government agencies:
One year or less	$17,798	$17,979	$—	$—
One to five years	79,129	83,699	93,622	100,926
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	22,345	22,793	8,694	8,783
One to five years	33,282	34,288	51,576	53,948
Five to ten years	46,355	54,487	28,806	34,042
After ten years	166,232	199,937	176,921	225,746
Mortgage-backed and asset-backed:
One year or less	20,814	21,111	7,622	7,704
One to five years	29,823	30,666	45,366	46,802
Five to ten years	256,924	280,209	303,697	335,285
After ten years	429,979	475,650	498,234	553,607
Total available-for-sale debt securities	$1,102,681	$1,220,819	$1,214,538	$1,366,843

	December 31, 2023		December 31, 2022
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Held-to-maturity debt securities
Mortgage-backed and asset-backed:
One year or less	—	—	—	—
One to five years	—	—	—	—
Five to ten years	31,434	34,458	35,304	39,213
After ten years	168,977	201,707	184,819	220,239
Total held-to-maturity debt securities	$200,411	$236,165	$220,123	$259,452

At December 31, 2023 and 2022, available-for-sale and held-to-maturity debt securities with a book value of $729.0 million and $533.9 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. government agency securities, exceeded ten percent of stockholders' equity at December 31, 2023 and 2022.

Other Investments
Other investments are presented in the following table:

(In thousands)	2023	2022
Federal Reserve Bank stock, at cost	$39,125	$38,873
Federal Home Loan Bank of Atlanta stock, at cost	35,805	29,668
Other	677	677
Total other investments, at cost	$75,607	$69,218

Investment securities gains/ (losses)
Gross realized gains and losses on all investments for the years ended December 31 are presented in the following table:

(In thousands)	2023	2022	2021
Gross realized gains from sales of investments available-for-sale	$—	$8	$3,588
Gross realized losses from sales of investments available-for-sale	—	(393)	(3,478)
Net gains from calls of investments available-for-sale	—	40	102
Net investment securities gains/ (losses)	$—	$(345)	$212

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

Outstanding loan balances at December 31, 2023 and 2022 are net of unearned income, including net deferred loan fees of $7.0 million and $10.5 million, respectively.

The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2023	2022
Commercial real estate:
Commercial investor real estate	$5,104,425	$5,130,094
Commercial owner-occupied real estate	1,755,235	1,775,037
Commercial AD&C	988,967	1,090,028
Commercial business	1,504,880	1,455,885
Total commercial loans	9,353,507	9,451,044
Residential real estate:
Residential mortgage	1,474,521	1,287,933
Residential construction	121,419	224,772
Consumer	417,542	432,957
Total residential and consumer loans	2,013,482	1,945,662
Total loans	$11,366,989	$11,396,706

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

Loans to Related Parties
Certain directors and executive officers have loan transactions with the Company. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during the periods indicated:

(In thousands)	2023	2022
Balance at January 1	$60,856	$78,227
Additions	9,543	6,939
Repayments	(3,245)	(24,310)
Balance at December 31	$67,154	$60,856

NOTE 5 – CREDIT QUALITY ASSESSMENT

Allowance for Credit Losses - Loans
Summary information on the allowance for credit loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2023	2022	2021
Balance at beginning of year	$136,242	$109,145	$165,367
Provision/ (credit) for credit losses - loans	(13,894)	26,680	(45,556)
Loans charge-offs	(2,614)	(1,105)	(12,313)
Loans recoveries	1,131	1,522	1,647
Net (charge-offs)/ recoveries	(1,483)	417	(10,666)
Balance at period end	$120,865	$136,242	$109,145

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	2023	2022
Collateral dependent loans individually evaluated for credit loss with an allowance	$72,179	$9,743
Collateral dependent loans individually evaluated for credit loss without an allowance	15,989	16,454
Total individually evaluated collateral dependent loans	$88,168	$26,197

Allowance for credit losses related to loans evaluated individually	$24,000	$6,902
Allowance for credit losses related to loans evaluated collectively	96,865	129,340
Total allowance for credit losses - loans	$120,865	$136,242

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the years ended December 31:

	2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance as of December 31, 2022	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242
Provision/ (credit) for credit losses - loans	(3,323)	(4,215)	(10,359)	4,051	(488)	(608)	1,048	(13,894)
Charge-offs	—	—	—	(449)	(160)	—	(2,005)	(2,614)
Recoveries	25	105	—	303	114	—	584	1,131
Net (charge-offs)/ recoveries	25	105	—	(146)	(46)	—	(1,421)	(1,483)
Balance at end of period	$61,439	$7,536	$8,287	$31,932	$8,890	$729	$2,052	$120,865

Total loans	$5,104,425	$1,755,235	$988,967	$1,504,880	$1,474,521	$121,419	$417,542	$11,366,989
Allowance for credit losses on loans to total loans ratio	1.20%	0.43%	0.84%	2.12%	0.60%	0.60%	0.49%	1.06%

Average loans	$5,133,279	$1,766,839	$1,023,669	$1,440,382	$1,380,496	$187,599	$421,963	$11,354,227
Net charge-offs/ (recoveries) to average loans	—%	(0.01)%	—%	0.01%	—%	—%	0.34%	0.01%

Balance of loans individually evaluated for credit loss	$72,218	$4,640	$1,259	$10,051	$—	$—	$—	$88,168
Allowance related to loans evaluated individually	$15,353	$1,159	$102	$7,386	$—	$—	$—	$24,000
Individual allowance to loans evaluated individually ratio	21.26%	24.98%	8.10%	73.49%	—%	—%	—%	27.22%
Contractual balance of individually evaluated loans	$72,712	$5,623	$1,270	$11,500	$—	$—	$—	$91,105

Balance of loans collectively evaluated for credit loss	$5,032,207	$1,750,595	$987,708	$1,494,829	$1,474,521	$121,419	$417,542	$11,278,821
Allowance related to loans evaluated collectively	$46,086	$6,377	$8,185	$24,546	$8,890	$729	$2,052	$96,865
Collective allowance to loans evaluated collectively ratio	0.92%	0.36%	0.83%	1.64%	0.60%	0.60%	0.49%	0.86%

	2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance as of December 31, 2021	$45,289	$11,687	$20,322	$23,170	$5,384	$1,048	$2,245	$109,145
Provision/ (credit) for credit losses - loans	19,128	(90)	(1,676)	4,774	4,093	281	170	26,680
Charge-offs	—	—	—	(716)	(155)	—	(234)	(1,105)
Recoveries	320	49	—	799	102	8	244	1,522
Net (charge-offs)/ recoveries	320	49	—	83	(53)	8	10	417
Balance at end of period	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242

Total loans	$5,130,094	$1,775,037	$1,090,028	$1,455,885	$1,287,933	$224,772	$432,957	$11,396,706
Allowance for credit losses on loans to total loans ratio	1.26%	0.66%	1.71%	1.93%	0.73%	0.59%	0.56%	1.20%

Average loans	$4,681,607	$1,730,293	$1,112,936	$1,351,906	$1,117,053	$221,341	$423,746	$10,638,882
Net charge-offs/ (recoveries) to average loans	(0.01)%	—%	—%	(0.01)%	—%	—%	—%	—%

Balance of loans individually evaluated for credit loss	$9,943	$6,155	$—	$8,274	$1,487	$—	$338	$26,197
Allowance related to loans evaluated individually	$134	$1,261	$—	$5,507	$—	$—	$—	$6,902
Individual allowance to loans evaluated individually ratio	1.35%	20.49%	—%	66.56%	—%	—%	—%	26.35%
Contractual balance of individually evaluated loans	$10,882	$6,849	$—	$9,893	$1,487	$—	$364	$29,475

Balance of loans collectively evaluated for credit loss	$5,120,151	$1,768,882	$1,090,028	$1,447,611	$1,286,446	$224,772	$432,619	$11,370,509
Allowance related to loans evaluated collectively	$64,603	$10,385	$18,646	$22,520	$9,424	$1,337	$2,425	$129,340
Collective allowance to loans evaluated collectively ratio	1.26%	0.59%	1.71%	1.56%	0.73%	0.59%	0.56%	1.14%

The following table presents average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	2023
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Average non-accrual loans for the period	$28,650	$4,795	$812	$9,640	$10,547	$223	$4,146	$58,813
Contractual interest income due on non-accrual loans during the period	$760	$298	$41	$716	$432	$6	$299	$2,552

	2022
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Average non-accrual loans for the period	$11,892	$7,314	$617	$7,768	$7,769	$21	$5,811	$41,192
Contractual interest income due on non-accrual loans during the period	$713	$106	$30	$491	$319	$1	$349	$2,009

There was no interest income recognized on non-accrual loans during the year ended December 31, 2023. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the year ended December 31, 2023, new loans placed on non-accrual status totaled $81.9 million and the related amount of reversed uncollected accrued interest was $1.1 million.

Credit Quality
The following tables provide information on the credit quality of the loan portfolio by segment at December 31 for the years indicated:

	2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782
Loans placed on non-accrual	62,725	—	2,111	6,271	7,871	449	2,450	81,877
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(441)	(160)	—	(1,757)	(2,358)
Net payments or draws	(14,010)	(379)	(852)	(2,588)	(1,667)	(6)	(1,528)	(21,030)
Non-accrual loans brought current	—	—	—	(513)	(1,151)	—	(122)	(1,786)
Balance at end of period	$58,658	$4,640	$1,259	$10,051	$12,332	$443	$4,102	$91,485

	2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$12,489	$9,306	$650	$8,420	$8,441	$55	$6,725	$46,086
Loans placed on non-accrual	4,761	2,370	—	1,591	2,593	—	815	12,130
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(677)	(151)	—	(32)	(860)
Net payments or draws	(7,307)	(4,366)	(650)	(2,012)	(2,615)	(55)	(2,060)	(19,065)
Non-accrual loans brought current	—	(2,291)	—	—	(829)	—	(389)	(3,509)
Balance at end of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782

	2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$5,044,647	$1,748,449	$986,859	$1,494,426	$1,445,785	$118,976	$409,607	$11,248,749
30-59 days	1,120	2,056	849	383	14,026	2,000	3,298	23,732
60-89 days	—	90	—	—	2,036	—	535	2,661
Total performing loans	5,045,767	1,750,595	987,708	1,494,809	1,461,847	120,976	413,440	11,275,142
Non-performing loans:
Non-accrual loans	58,658	4,640	1,259	10,051	12,332	443	4,102	91,485
Loans greater than 90 days past due	—	—	—	20	342	—	—	362
Restructured loans	—	—	—	—	—	—	—	—
Total non-performing loans	58,658	4,640	1,259	10,071	12,674	443	4,102	91,847
Total loans	$5,104,425	$1,755,235	$988,967	$1,504,880	$1,474,521	$121,419	$417,542	$11,366,989

	2022
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$5,104,204	$1,767,875	$1,090,028	$1,443,012	$1,261,878	$222,144	$422,989	$11,312,130
30-59 days	9,735	1,007	—	3,556	11,307	2,628	4,343	32,576
60-89 days	6,212	—	—	41	5,822	—	566	12,641
Total performing loans	5,120,151	1,768,882	1,090,028	1,446,609	1,279,007	224,772	427,898	11,357,347
Non-performing loans:
Non-accrual loans	9,943	5,019	—	7,322	7,439	—	5,059	34,782
Loans greater than 90 days past due	—	—	—	1,002	—	—	—	1,002
Restructured loans	—	1,136	—	952	1,487	—	—	3,575
Total non-performing loans	9,943	6,155	—	9,276	8,926	—	5,059	39,359
Total loans	$5,130,094	$1,775,037	$1,090,028	$1,455,885	$1,287,933	$224,772	$432,957	$11,396,706

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

The following tables provide information about credit quality indicators by the year of origination:

	2023
	Term Loans by Origination Year						Revolving
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Investor R/E:
Pass	$405,740	$1,395,973	$1,195,708	$634,361	$511,146	$848,958	$23,653	$5,015,539
Special Mention	9,250	—	316	—	—	1,978	—	11,544
Substandard	30,792	465	30,927	—	—	14,410	748	77,342
Doubtful	—	—	—	—	—	—	—	—
Total	$445,782	$1,396,438	$1,226,951	$634,361	$511,146	$865,346	$24,401	$5,104,425
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$136,072	$361,247	$318,269	$238,761	$235,145	$428,846	$5,621	$1,723,961
Special Mention	406	70	2,240	875	2,267	8,616	—	14,474
Substandard	2,562	3,634	801	343	5,866	3,594	—	16,800
Doubtful	—	—	—	—	—	—	—	—
Total	$139,040	$364,951	$321,310	$239,979	$243,278	$441,056	$5,621	$1,755,235
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$334,918	$288,732	$178,889	$28,954	$—	$—	$155,889	$987,382
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,016	569	—	—	—	—	—	1,585
Doubtful	—	—	—	—	—	—	—	—
Total	$335,934	$289,301	$178,889	$28,954	$—	$—	$155,889	$988,967
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$247,081	$344,034	$202,020	$92,198	$62,413	$118,061	$410,856	$1,476,663
Special Mention	532	45	180	1,037	1,040	294	3,635	6,763
Substandard	6,725	2,073	2,281	917	1,925	1,571	5,962	21,454
Doubtful	—	—	—	—	—	—	—	—
Total	$254,338	$346,152	$204,481	$94,152	$65,378	$119,926	$420,453	$1,504,880
Current period gross charge-offs	$—	$9	$324	$—	$—	$116	$—	$449

Residential Mortgage:
Beacon score:
660-850	$31,853	$476,631	$394,414	$166,387	$41,473	$266,927	$—	$1,377,685
600-659	781	7,022	18,284	2,009	1,882	24,040	—	54,018
540-599	—	1,545	2,698	2,371	1,891	9,377	—	17,882
less than 540	229	2,042	3,351	2,424	2,533	14,357	—	24,936
Total	$32,863	$487,240	$418,747	$173,191	$47,779	$314,701	$—	$1,474,521
Current period gross charge-offs	$—	$—	$43	$—	$10	$107	$—	$160

Residential Construction:
Beacon score:
660-850	$21,975	$68,273	$21,897	$2,478	$150	$—	$—	$114,773
600-659	1,641	500	1,319	1,500	—	1,243	—	6,203
540-599	443	—	—	—	—	—	—	443
less than 540	—	—	—	—	—	—	—	—
Total	$24,059	$68,773	$23,216	$3,978	$150	$1,243	$—	$121,419
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$11,452	$4,960	$1,823	$519	$1,662	$24,543	$333,382	$378,341
600-659	1,209	192	237	425	209	3,954	12,668	18,894
540-599	24	374	87	47	500	2,868	5,920	9,820
less than 540	384	215	132	50	288	2,803	6,615	10,487
Total	$13,069	$5,741	$2,279	$1,041	$2,659	$34,168	$358,585	$417,542
Current period gross charge-offs	$—	$20	$28	$—	$15	$1,735	$207	$2,005
Total loans	$1,245,085	$2,958,596	$2,375,873	$1,175,656	$870,390	$1,776,440	$964,949	$11,366,989

	2022
	Term Loans by Origination Year						Revolving
(In thousands)	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial Investor R/E:
Pass	$1,510,446	$1,197,504	$694,756	$567,247	$335,103	$742,405	$15,242	$5,062,703
Special Mention	32,661	17,146	468	94	473	4,814	—	$55,656
Substandard	557	1,896	—	—	8,239	1,043	—	$11,735
Doubtful	—	—	—	—	—	—	—	$—
Total	$1,543,664	$1,216,546	$695,224	$567,341	$343,815	$748,262	$15,242	$5,130,094
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$391,340	$328,657	$240,738	$260,114	$140,841	$381,386	$1,167	$1,744,243
Special Mention	4,567	—	1,301	1,740	2,066	7,323	—	$16,997
Substandard	3,219	160	133	6,110	2,010	2,165	—	$13,797
Doubtful	—	—	—	—	—	—	—	$—
Total	$399,126	$328,817	$242,172	$267,964	$144,917	$390,874	$1,167	$1,775,037
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$366,096	$439,468	$113,713	$34,340	$14,816	$—	$119,727	$1,088,160
Special Mention	1,073	—	—	—	—	—	795	$1,868
Substandard	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	$—
Total	$367,169	$439,468	$113,713	$34,340	$14,816	$—	$120,522	$1,090,028
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$330,598	$223,245	$95,787	$105,922	$77,891	$78,009	$508,839	$1,420,291
Special Mention	127	458	1,107	7,787	498	322	13,225	$23,524
Substandard	2,902	1,611	1,094	2,030	449	2,121	1,863	$12,070
Doubtful	—	—	—	—	—	—	—	$—
Total	$333,627	$225,314	$97,988	$115,739	$78,838	$80,452	$523,927	$1,455,885
Current period gross charge-offs	$174	$—	$—	$—	$138	$404	$—	$716

Residential Mortgage:
Beacon score:
660-850	$330,109	$344,062	$171,330	$41,883	$51,651	$262,570	$—	$1,201,605
600-659	4,571	6,196	1,173	3,925	6,041	24,006	—	$45,912
540-599	369	4,013	1,439	1,256	1,931	6,945	—	$15,953
less than 540	1,860	3,036	2,892	3,822	2,347	10,506	—	$24,463
Total	$336,909	$357,307	$176,834	$50,886	$61,970	$304,027	$—	$1,287,933
Current period gross charge-offs	$—	$—	$—	$—	$24	$131	$—	$155

Residential Construction:
Beacon score:
660-850	$131,259	$75,844	$12,133	$150	$1,432	$1,245	$—	$222,063
600-659	908	373	—	—	—	—	—	$1,281
540-599	609	—	—	—	—	—	—	$609
less than 540	—	819	—	—	—	—	—	$819
Total	$132,776	$77,036	$12,133	$150	$1,432	$1,245	$—	$224,772
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$6,689	$2,346	$1,201	$2,147	$2,047	$23,170	$359,468	$397,068
600-659	658	467	59	198	664	5,459	11,269	$18,774
540-599	123	56	—	465	316	2,802	3,824	$7,586
less than 540	156	57	40	133	209	2,918	6,016	$9,529
Total	$7,626	$2,926	$1,300	$2,943	$3,236	$34,349	$380,577	$432,957
Current period gross charge-offs	$—	$5	$15	$—	$13	$20	$181	$234
Total loans	$3,120,897	$2,647,414	$1,339,364	$1,039,363	$649,024	$1,559,209	$1,041,435	$11,396,706

Modifications to Borrowers Experiencing Financial Difficulty (after the adoption of ASU 2022-02)
Effective January 1, 2023, the Company adopted provisions of ASU 2022-02 that eliminated accounting, classification and disclosures of loans modified into troubled debt restructurings.

As a part of our risk management practices, we may consider modifying a loan for a borrower experiencing a financial difficulty that provides a certain degree of a payment relief. Modification types primarily include a reduction in the interest rate or an extension of the existing term. We do not provide modifications that result in the reduction of the outstanding principal balance.

The following table presents the amount of the loans modified during the year ended December 31, 2023 to borrowers experiencing financial difficulty, disaggregated by the loan portfolio segment, type of modification granted and the financial effect of loans modified:

	For the Year Ended December 31, 2023
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$28,970	$9,778	$13,560	$52,308	1.0%	1.5%	15 Months
Commercial Owner-Occupied R/E	—	2,808	—	2,808	0.2%	—%	14 Months
Commercial AD&C	—	1,016	—	1,016	0.1%	—%	9 Months
Commercial Business	233	5,496	—	5,729	0.4%	0.3%	14 Months
All Other loans	—	—	—	—	—%	—%	—
Total	$29,203	$19,098	$13,560	$61,861	0.5%

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty totaled $2.8 million at December 31, 2023. These commitments are not included in the table above.

The following table presents the performance of loans that have been modified during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
(in thousands)	Current	30-89 days past due	90+ days past due	Total
Commercial Investor R/E	$51,560	$—	$748	$52,308
Commercial Owner-Occupied R/E	2,808	—	—	2,808
Commercial AD&C	327	—	689	1,016
Commercial Business	5,408	88	233	5,729
All Other loans	—	—	—	—
Total	$60,103	$88	$1,670	$61,861

There were three loans with the total outstanding balance of $1.7 million which defaulted (defined as 90 days past due) after the loan was modified during 2023. Two of the loans were granted an interest rate reduction and one of the loans was provided a term extension. All of these loans were non-accrual, collateral-dependent loans at December 31, 2023, and carried total individual reserves of $0.2 million.

Troubled Debt Restructurings (prior to the adoption of ASU 2022-02)
The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

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

Other Real Estate Owned
The company had no OREO at December 31, 2023 and $0.6 million at December 31, 2022. There was one consumer mortgage loan secured by residential real estate property totaling $0.6 million, for which formal foreclosure proceedings were in process as of December 31, 2023.

NOTE 6 – PREMISES AND EQUIPMENT
Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2023	2022
Land	$9,771	$9,771
Buildings and leasehold improvements	78,210	74,607
Equipment	58,467	58,506
Total premises and equipment	146,448	142,884
Less: accumulated depreciation and amortization	(86,958)	(82,841)
Net premises and equipment	$59,490	$60,043

Depreciation and amortization expense for premises and equipment amounted to $6.1 million, $6.1 million, and $7.9 million for each of the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table provides information regarding the Company's leases as of the dates indicated:

	Year Ended
	2023	2022
Components of lease expense:
Operating lease cost (resulting from lease payments)	$10,674	$10,924

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$11,470	$11,579
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$703	$92
Acquisitions	$—	$—

	As of
	December 31, 2023	December 31, 2022
Supplemental balance sheet information related to leases:
Operating lease ROU assets	$40,362	$48,910
Operating lease liabilities	$48,058	$57,402

Other information related to leases:
Weighted average remaining lease term of operating leases	5.6 years	8.6 years
Weighted average discount rate of operating leases	3.61%	3.02%

As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
One year	$10,956
Two years	10,071
Three years	9,336
Four years	7,890
Five years	6,558
Thereafter	8,470
Total undiscounted lease payments	53,281
Less: Present value discount	(5,223)
Lease Liability	$48,058

The Company had no operating lease that has not yet commenced operations at December 31, 2023. The Company does not have any lease arrangements with any of its related parties as of December 31, 2023.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the net carrying amount of goodwill by segment for the periods indicated:

(In thousands)	Community Banking	Insurance	Investment Management	Total
Balance December 31, 2021	$331,689	$6,787	$31,747	$370,223
Disposal of subsidiary's assets(1)	—	(6,787)	—	(6,787)
Balance December 31, 2022	331,689	—	31,747	363,436
No Activity	—	—	—	—
Balance December 31, 2023	$331,689	$—	$31,747	$363,436
(1) Relates to a sale of Sandy Spring Insurance Corporation during 2022.

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2023			Weighted	2022			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(20,181)	$8,857	5.5 years	$29,038	$(16,694)	$12,344	6.5 years
Software intangibles	10,422	(183)	10,239	4.8 years	—	—	—	—
Other identifiable intangibles	13,906	(7,949)	5,957	7.7 years	13,906	(6,395)	7,511	8.8 years
Total amortizing intangible assets	$53,366	$(28,313)	$25,053		$42,944	$(23,089)	$19,855
Non-amortizing intangible assets:
Intangible projects in process(1)	3,248	—	3,248		$7,027	$—	$7,027
Total intangible assets	$56,614	$(28,313)	$28,301		$49,971	$(23,089)	$26,882

Goodwill	$363,436		$363,436		$363,436		$363,436
(1) Capitalized costs on internal-use licensed software-related projects that are currently in the development/implementation phase.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2024	$6,484
2025	5,724
2026	4,873
2027	3,866
2028	2,956
Thereafter	1,150
Total amortizing intangible assets	$25,053

NOTE 9 – DEPOSITS
The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2023	2022
Noninterest-bearing deposits	$2,914,161	$3,673,300
Interest-bearing deposits:
Demand	1,463,679	1,435,454
Money market savings	2,628,918	3,213,045
Regular savings	1,275,225	513,360
Time deposits of less than $250,000	2,068,259	1,644,645
Time deposits of $250,000 or more	646,296	473,617
Total interest-bearing deposits	8,082,377	7,280,121
Total deposits	$10,996,538	$10,953,421

Demand deposit overdrafts reclassified as loan balances were $1.1 million and $10.4 million at December 31, 2023 and 2022, respectively. Overdraft charge-offs and recoveries are reflected in the allowance for credit losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2024	$1,909,245
2025	645,952
2026	106,261
2027	27,126
2028	25,971
Thereafter	—
Total time deposits	$2,714,555

The Company's time deposits of less than $250,000 represented 18.8% of total deposits and time deposits of $250,000 or more represented 5.9% of total deposits at December 31, 2023 and are presented by maturity in the following table:

	Months to Maturity
(In thousands)	3 or Less	Over 3 to 6	Over 6 to 12	Over 12	Total
Time deposits - less than $250,000	$538,756	$352,123	$510,001	$667,379	$2,068,259
Time deposits - $250,000 or more	$192,353	$220,943	$95,069	$137,931	$646,296

Interest expense on time deposits of less than $250,000 amounted to $33.9 million, $5.0 million, and $6.0 million and interest expense on time deposits of $250,000 of more amounted to $64.1 million, $11.5 million, and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Deposits received in the ordinary course of business from the directors and officers of the Company and their related interests amounted to $91.1 million and $126.7 million for the years ended December 31, 2023 and 2022, respectively.

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

On November 5, 2019, the Company completed an offering of $175.0 million aggregate principal amount Fixed to Floating Rate Subordinated Notes due in 2029. The notes bear a fixed interest rate of 4.25% per year through November 14, 2024. Beginning November 15, 2024, the interest rate will become a floating rate equal to three-month SOFR, plus 288 basis points (including a benchmark adjustment of 26 basis points) through the remaining maturity or early redemption date of the notes. The interest will be paid in arrears semi-annually during the fixed rate period and quarterly during the floating rate period. The Company incurred $2.9 million of debt issuance costs, which are being amortized through the contractual life of the debt. The entire amount of subordinated debt is considered Tier 2 capital under current regulatory guidelines.

The following table provides information on subordinated debentures for the period indicated:

(In thousands)	2023	2022
Fixed to floating rate sub debt, 3.875%	$200,000	$200,000
Fixed to floating rate sub debt, 4.25%	175,000	175,000
Total subordinated debt	375,000	375,000
Less: Debt issuance costs	(4,197)	(4,795)
Long-term borrowings	$370,803	$370,205

Other Borrowings
Information relating to retail repurchase agreements and federal funds purchased is presented in the following table at and for the years ending December 31:

	2023		2022
(Dollars in thousands)	Amount	Rate	Amount	Rate
End of period:
Retail repurchase agreements	$75,032	2.00%	$61,967	0.11%
Federal funds purchased	—	—	260,000	4.18
Federal Reserve Bank borrowings	300,000	4.92	—	—
Average for the year:
Retail repurchase agreements	$63,259	1.45%	$108,273	0.11%
Federal funds purchased	69,672	5.15	107,785	2.60
Federal Reserve Bank borrowings	201,370	4.94	—	—
Maximum month-end balance:
Retail repurchase agreements	$78,239		$139,416
Federal funds purchased	330,000		260,000
Federal Reserve Bank borrowings	300,000		—

The Company pledges U.S. Agencies securities, based upon their market values, as collateral for greater than 102.5% of the principal of its retail repurchase agreements.

At December 31, 2023, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.6 billion. FHLB availability based on pledged collateral at December 31, 2023, amounted to $3.1 billion, with $550.0 million outstanding. At December 31, 2022, the Company possessed the ability to extend its lines of credit with the FHLB totaling $3.2 billion based on collateral that was available to be pledged. The availability of FHLB borrowings based on the collateral pledged at December 31, 2022 was $2.6 billion with $550.0 million outstanding borrowings.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.4 billion, commercial real estate loans amounting to $4.0 billion, home equity lines of credit (“HELOC”) amounting to $209.2 million and multifamily loans amounting to $538.6 million at December 31, 2023 as collateral under the borrowing agreement with the FHLB. At December 31, 2022, the Company had pledged collateral of qualifying mortgage loans of $1.2 billion, commercial real estate loans of $3.6 billion, HELOC loans of $214.3 million and multifamily loans of $514.8 million under the FHLB borrowing agreement.

The Company also had secured lines of credit available from the Federal Reserve and correspondent banks of $651.3 million and $718.6 million at December 31, 2023 and 2022, respectively, collateralized by loans, with no borrowings outstanding at the end of either period. In addition, the Company had unsecured lines of credit with correspondent banks of $1.2 billion and $1.6 billion at December 31, 2023 and 2022. Of the unsecured lines of credit available there were no outstanding borrowings at December 31, 2023 and $260.0 million outstanding borrowings at December 31, 2022.

Advances from the FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2023		2022
(Dollars in thousands)	Amounts	Weighted Average Rate	Amounts	Weighted Average Rate
Maturity:
One year	$250,000	4.60%	$350,000	4.28%
Two years	150,000	4.16	50,000	4.66
Three years	100,000	4.03	50,000	4.28
Four years	50,000	4.08	50,000	4.16
Five years	—	—	50,000	4.08
After five years	—	—	—	—
Total advances from FHLB	$550,000	4.33	$550,000	4.29

NOTE 11 – STOCKHOLDERS’ EQUITY
The Company’s Articles of Incorporation authorize 100,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company maintains an employee stock purchase plan (the “Purchase Plan”) that enables employees to purchase up to $25,000 of Company common stock each year at a discount. The Purchase Plan, which was initially authorized on July 1, 2011, was amended and restated as of November 18, 2020. As part of the amendment and restatement, an additional 700,000 shares of common stock were reserved to be issued, which is in addition to the 300,000 shares of common stock authorized for purchase under the previous version of the Purchase Plan. Under the Purchase Plan, shares are purchased at 85% of the lower of the fair market value of the common stock on the offering date or the purchase date, as defined in the Purchase Plan. Contributions are made through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors. At December 31, 2023, there were 546,264 shares available for issuance under this Purchase Plan.

On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022, the Company repurchased and retired 625,710 common shares at an average price of $39.93 per share for the total cost of $25.0 million. The Company did not repurchase any shares of its common stock during the year ended December 31, 2023. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

The Company has a dividend reinvestment plan that is sponsored and administered by Computershare as independent agent, which enables current shareholders as well as first-time buyers to purchase and sell common stock of Sandy Spring Bancorp, Inc. directly through Computershare. Participants may reinvest cash dividends and make periodic supplemental cash payments to purchase additional shares.

Bank and bank holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restrictions on extensions of credit and transfers of assets between the Bank and Bancorp. At December 31, 2023, the Bank could have paid additional dividends of $213.8 million to its parent company without regulatory approval. There were no loans outstanding between the Bank and Bancorp at December 31, 2023 and 2022, respectively.

NOTE 12 – SHARE BASED COMPENSATION
The Company’s 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan") was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, of which 321,495 are available for issuance at December 31, 2023, has a term of 10 years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven or 10 years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Performance restricted stock units ("PRSUs") are subject to the Company's achievement of specified performance criteria over a three -year period. Compensation expense related to the achievement of specified performance criteria is variable and based on the fair market value of the Company's common stock on the grant date and an assessment of the probability of achieving specified metrics and is adjusted periodically. Beginning in 2021, the PRSU's granted annually are based on the Company's return on tangible common equity ("ROTCE") compared to a specified peer group's ROTCE over a three-year period. The number of awards that vest can range from zero to 150% of the grant amount based on the achievement level compared to the specified performance or market-based criteria. Dividends that accrue during the vesting period are reinvested in dividend equivalent share units. PRSUs and the related dividend equivalent share units are converted into shares of common stock at vesting. Upon qualifying employee retirement, shares can continue to vest through the initial grant period should the vesting criteria continue to be met. PRSUs are not considered participating securities and do not impact the computation of earnings per share.

The Company stopped granting stock options in 2019. There was no unrecognized compensation cost related to stock options at December 31, 2023. The intrinsic value for the stock options exercised was $0.7 million, $0.3 million, and $8.0 million in the years ended December 31, 2023, 2022 and 2021, respectively.

All stock compensation expense is recognized on a straight-line basis over the vesting period of the respective restricted stock, restricted stock unit grants or performance share units. Compensation expense associated with PRSUs is variable in nature based on the probability of achieving specific criteria. Compensation expense of $7.6 million, $7.9 million, and $5.3 million was recognized for the years ended December 31, 2023, 2022 and 2021, respectively, related to RSAs, RSUs and PRSUs. The total of unrecognized compensation cost related to RSAs, RSUs and PRSUs was approximately $5.8 million at December 31, 2023. That cost is expected to be recognized over a weighted average period of approximately 1.7 years.

During the year ended December 31, 2023, the Company granted 282,503 RSUs and PRSUs under the Omnibus Incentive Plan, of which 63,867 are PRSUs subject to achievement of certain performance conditions measured over a three-year performance period and 218,636 are RSUs subject to a three-year vesting schedule. The Company did not grant any stock options under the Omnibus Incentive Plan during the year ended December 31, 2023.

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

(In dollars, except share data):	Number of Common Shares	Weighted Average Grant-Date Fair Value
Restricted stock at January 1, 2023	389,475	$37.44
Granted	282,503	$26.96
Vested	(203,976)	$33.35
Forfeited/ cancelled	(9,073)	$32.29
Restricted stock at December 31, 2023	458,929	$32.90

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2023	144,047	$16.61		$2,633
Granted	—	$—
Exercised	(59,150)	$12.13		$699
Forfeited	—	$—
Expired	(4,702)	$31.14
Balance at December 31, 2023	80,195	$19.07	1.2 years	$621

Exercisable at December 31, 2023	80,195	$19.07	1.2 years	$621

NOTE 13 – PENSION, PROFIT SHARING, AND OTHER EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plan

Prior to September 30, 2023, the Company has maintained a qualified noncontributory, defined benefit pension plan (the “Plan”).

On March 30, 2022, the Board of Directors approved the termination of the Pension Plan to be effective of June 30, 2022. The Company executed plan amendments regarding the Plan termination and received a determination letter from the Internal Revenue Service (“IRS”) as to the tax-qualified status of the Plan at the time of termination. The Company also filed appropriate notices and documents related to the Plan’s termination and wind-down with the Pension Benefit Guaranty Corporation (“PBGC”).

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

The Pension Plan’s funded status at December 31 is as follows:

(In thousands)	2023	2022
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$35,539	$48,079
Interest cost	1,021	1,301
Actuarial (gain)/ loss	(1,726)	376
Benefit payments	(1,102)	(2,106)
Increase/ (decrease) related to change in assumptions	—	(12,111)
Annuity Purchase	(33,732)	—
Projected obligation at December 31	—	35,539
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	32,287	45,207
Actual return on plan assets	1,197	(10,814)
Employer contributions	1,350	—
Benefit payments	(1,102)	(2,106)
Annuity Purchase	(33,732)	—
Fair value of plan assets at December 31	$—	$32,287

Funded status at December 31	$—	$(3,252)

Accumulated benefit obligation at December 31	$—	$35,539

Unrecognized net actuarial loss	$—	$10,736
Net periodic pension cost not yet recognized	$—	$10,736

Weighted average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2023	2022	2021
Discount rate	N/A	5.10%	2.80%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2023	2022	2021
Interest cost on projected benefit obligation	$1,021	$1,301	$1,269
Expected return on plan assets	(870)	(1,410)	(1,247)
Recognized net actuarial loss	526	783	909
Settlement charge	8,157	—	560
Other	113	—	—
Net periodic benefit cost	$8,947	$674	$1,491

Components of the net periodic benefit cost are recorded in salaries and employee benefits expense in the Consolidated Statement of Income.

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2023	2022	2021
Discount rate	5.10%	2.80%	2.50%
Expected return on plan assets	5.25%	3.75%	3.25%
Rate of compensation increase	N/A	N/A	N/A

Sandy Spring Bank 401(k) Plan
The Sandy Spring Bank 401(k) Plan (“the 401(k)”) is voluntary and covers all eligible employees after 90 days of service. The 401(k) provides that employees contributing to the 401(k) receive a matching contribution of 100% of the first 4% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company matching contribution vests immediately. The 401(k) permits employees to purchase shares of the Company’s common stock with their 401(k) contributions, Company match, and other contributions under the 401(k). The Company’s matching contribution to the 401(k), which is included in salaries and employee benefits in non-interest expenses in the Consolidated Statements of Income, totaled $6.3 million, $5.9 million, and $6.0 million in 2023, 2022 and 2021, respectively.

Deferred Compensation Plans
The Executive Incentive Retirement Plan ("Executive Plan") is a non-qualified deferred compensation plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance determined annually by the board of directors. The Company ceased making contributions to the Executive Plan after adoption of the Non-Qualified Deferred Compensation Plan (“NQDC Plan”) in late 2021. The NQDC Plan provides participants with the option to defer receipt of a portion of their base salary and annual cash incentives. Participant contributions are fully vested at all times. At its sole discretion, the Company may credit participant accounts with company contributions. In 2023, executive officers were selected by the board of directors for contributions to be made to their plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. Benefit costs related to the Executive Plan and NQDC Plan included in salaries and employee benefits in non-interest expenses in the Consolidated Statements of Income for 2023, 2022 and 2021 were $0.4 million, $0.7 million, and $0.7 million, respectively.

NOTE 14 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE
Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2023	2022	2021
Letter of credit fees	$676	$721	$910
Extension fees	1,875	955	811
Swap fee income	305	524	511
Prepayment penalty fees	914	1,807	3,216
Other income	4,713	4,687	9,869
Total other non-interest income	$8,483	$8,694	$15,317

(In thousands)	2023	2022	2021
Postage and delivery	$2,009	$2,040	$1,906
Communications	2,348	2,332	2,508
Loss on FHLB redemption	—	—	9,117
Mortgage processing expense, net	1,070	1,048	1,504
Online services	3,653	2,763	2,209
Franchise taxes	2,285	1,974	1,644
Insurance	2,067	1,921	1,586
Card transaction expense	1,222	1,196	1,183
Office supplies	1,080	1,013	742
Contingent payment expense	36	1,247	—
Other expenses	15,684	12,982	11,993
Total other non-interest expense	$31,454	$28,516	$34,392

NOTE 15 – INCOME TAXES
The following table provides the components of income tax expense for the years ended December 31:

(In thousands)	2023	2022	2021
Current income taxes:
Federal	$27,178	$48,920	$48,445
State	8,223	16,630	15,850
Total current	35,401	65,550	64,295
Deferred income taxes:
Federal	4,357	(7,214)	9,634
State	1,533	(2,277)	2,623
Total deferred	5,890	(9,491)	12,257
Total income tax expense	$41,291	$56,059	$76,552

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2019     are open to examination.

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:

(In thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$30,663	$34,703
Lease liability	12,262	14,692
Employee benefits	6,115	8,247
Unrealized losses on pension plan	—	2,735
Deferred loan fees and costs	2,222	3,003
Equity based compensation	2,401	2,327
Unrealized losses on investments available-for-sale	33,087	42,362
Losses on other real estate owned	—	27
Loan and deposit premium/discount	139	205
Reserve for recourse loans and unfunded commitments	1,225	2,169
Net operating loss carryforward	4,195	2,985
Other	157	240
Gross deferred tax assets	92,466	113,695
Valuation allowance	(4,195)	(3,124)
Net deferred tax asset	88,271	110,571

Deferred tax liabilities:
Right of use asset	(10,292)	(12,511)
Pension plan costs	—	(1,906)
Depreciation	(4,559)	(4,203)
Intangible assets	(2,128)	(2,709)
Bond accretion	(542)	(289)
Fair value acquisition adjustments	(609)	(660)
Other	(486)	(738)
Gross deferred tax liabilities	(18,616)	(23,016)
Net deferred tax asset	$69,655	$87,555

The Company has approximately $38.2 million of state net operating loss carryover which begins to expire in 2032 and $26.1 million of state carryforward of disallowed net business excess interest expense. The Company believes that it is more likely than not that the future benefit from the state net operating loss and disallowed net business excess interest expense carryover will not be realized. As such, there is a valuation allowance on the deferred tax assets of the jurisdictions in which those net operating losses and disallowed net business excess interest expense relate.

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2023		2022		2021
	Amount	Percentage of Pre-Tax Income	Amount	Percentage of Pre-Tax Income	Amount	Percentage of Pre-Tax Income
Income tax expense at federal statutory rate	$34,469	21.0%	$46,696	21.0%	$65,448	21.0%
Increase/ (decrease) resulting from:
Tax exempt income, net	(919)	(0.6)	(1,909)	(0.9)	(2,271)	(0.7)
Bank-owned life insurance	(802)	(0.5)	(662)	(0.3)	(602)	(0.2)
State income taxes, net of federal income tax benefits	7,707	4.7	11,339	5.1	14,593	4.7
Other, net	836	0.6	595	0.3	(616)	(0.2)
Total income tax expense and rate	$41,291	25.2%	$56,059	25.2%	$76,552	24.6%

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

NOTE 16 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2023	2022	2021
Net income	$122,844	$166,299	$235,107
Less: Distributed and undistributed earnings allocated to participating securities	(223)	(681)	(1,508)
Net income attributable to common shareholders	$122,621	$165,618	$233,599

Total weighted average outstanding shares	44,907	45,049	46,995
Less: Weighted average participating securities	(81)	(186)	(304)
Basic weighted average common shares	44,825	44,863	46,691
Dilutive weighted average common stock equivalents	122	176	208
Diluted weighted average common shares	44,947	45,039	46,899

Basic net income per common share	$2.74	$3.69	$5.00
Diluted net income per common share	$2.73	$3.68	$4.98

Anti-dilutive shares	22	9	—

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) for the periods indicated:

(In thousands)	Unrealized Gains/ (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2021	$28,175	$(9,470)	$—	$18,705
Period change, net of tax	(28,511)	1,267	—	(27,244)
Balance at December 31, 2021	(336)	(8,203)	—	(8,539)
Period change, net of tax	(113,177)	201	(10,436)	(123,412)
Balance at December 31, 2022	(113,513)	(8,002)	(10,436)	(131,951)
Period change, net of tax	25,344	8,002	1,274	34,620
Balance at December 31, 2023	$(88,169)	$—	$(9,162)	$(97,331)
The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Unrealized gains/ (losses) on investments available-for-sale:
Affected line item in the Consolidated Statements of Income:
Investment securities gains/ (losses)	$—	$(345)	$212
Income before taxes	—	(345)	212
Tax (expense)/ benefit	—	88	(54)
Net income/ (loss)	$—	$(257)	$158

Amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity:
Affected line item in the Consolidated Statements of Income:
Interest and dividends on investment securities (1)	$(1,726)	$(2,245)	$—
Income before taxes	(1,726)	(2,245)	—
Tax benefit	452	598	—
Net loss	$(1,274)	$(1,647)	$—

Amortization of defined benefit pension plan items:
Affected line item in the Consolidated Statements of Income:
Recognized actuarial loss (2)	$(526)	$(783)	$(909)
Settlement charge (2)	(8,157)	—	(560)
Income before taxes	(8,683)	(783)	(1,469)
Tax benefit	2,212	199	376
Net loss	$(6,471)	$(584)	$(1,093)
(1)Amortization of unrealized losses on held-to-maturity debt securities is fully offset by accretion of a discount on held-to-maturity debt securities with no overall impact on net income and yield.
(2)This amount is included in the computation of net periodic benefit cost, see Note 13.

NOTE 18 - DERIVATIVES
Customer Interest Rate Swaps
The Company has entered into interest rate swaps (“swaps”) with qualifying commercial banking customers to facilitate their risk management strategies and financing needs. These swaps provide customers with the ability to convert variable rates into fixed rates. They are economically hedged by offsetting interest rate swaps that the Company executes with derivative counterparties in order to offset its exposure on the fixed components of the customers' swaps. Swaps qualify as derivatives, but are not designated as hedging instruments. Fair values of the swaps are carried as both gross assets and gross liabilities in other assets and other liabilities, respectively, in the Consolidated Statements of Condition. The associated changes in fair values of gross assets and gross liabilities net to zero in the Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Balance Sheet
Derivatives are carried at fair value and are classified under other assets and other liabilities in the Consolidated Statements of Condition. Changes in fair value are recognized in earnings. None of the Company's derivatives are designated in a qualifying hedging relationship.

A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2023
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$247,875	$15,867	5.5 years	7.29%	4.01%
Pay variable/receive fixed swaps	247,875	(15,867)	5.5 years	4.01%	7.29%
Total swaps	$495,750	$—	5.5 years	5.65%	5.65%

	2022
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$169,544	$18,596	6.8 years	6.00%	3.83%
Pay variable/receive fixed swaps	169,544	(18,596)	6.8 years	3.83%	6.00%
Total swaps	$339,088	$—	6.8 years	4.92%	4.92%

The table below presents the notional amounts and fair values of the Company’s mortgage banking derivative financial instruments as of December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
(In thousands)	Notional	Asset	Liability	Notional	Asset	Liability
Mortgage Banking Derivatives:
Interest Rate Lock Commitments	16,608	358	—	21,118	319	—
Forward TBA Contracts	11,750	—	102	11,500	91	—
Total Mortgage Banking Derivatives	$28,358	$358	$102	$32,618	$410	$—

Effect of Derivatives on the Income Statement
The table below presents the changes in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the Consolidated Statements of Income for the years ended December 31, 2023 and 2022, respectively.

(In thousands)	Location of Gain/(Loss)	2023	2022	2021
Interest rate lock commitments	Mortgage banking activities	$49	$(823)	$(8,158)
Forward TBA contracts	Mortgage banking activities	(361)	108	971
Total		$(312)	$(715)	$(7,187)

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

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2023	2022
Commercial real estate development and construction	$572,540	$887,154
Residential real estate-development and construction	713,903	798,607
Real estate-residential mortgage	16,608	21,118
Lines of credit, principally home equity and business lines	2,405,150	2,397,533
Standby letters of credit	71,817	77,424
Total commitments to extend credit and available credit lines	$3,780,018	$4,181,836

As of December 31, 2023, the total reserve for unfunded commitments was $4.4 million as compared to $8.0 million at December 31, 2022, and is accounted for in other liabilities in the Consolidated Statements of Financial Condition. See Note 1 for more information on the accounting policy for the allowance for unfunded commitments.

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

	2023
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale (1)	$—	$10,836	$—	$10,836
Available-for-sale debt securities:
U.S. government agencies	—	96,927	—	96,927
State and municipal	—	268,214	—	268,214
Mortgage-backed and asset-backed	—	737,540	—	737,540
Total available-for-sale debt securities	—	1,102,681	—	1,102,681
Interest rate swap agreements	—	15,867	—	15,867
Total assets	$—	$1,129,384	$—	$1,129,384

Liabilities
Interest rate swap agreements	$—	$(15,867)	$—	$(15,867)
Total liabilities	$—	$(15,867)	$—	$(15,867)

(1)The outstanding principal balance for residential loans held for sale as of December 31, 2023 was $10.5 million.

	2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale (1)	$—	$11,706	$—	$11,706
Investments available-for-sale:
U.S. government agencies	—	93,622	—	93,622
State and municipal	—	265,997	—	265,997
Mortgage-backed and asset-backed	—	854,919	—	854,919
Total available-for-sale securities	—	1,214,538	—	1,214,538
Interest rate swap agreements	—	18,596	—	18,596
Total assets	$—	$1,244,840	$—	$1,244,840

Liabilities
Interest rate swap agreements	$—	$(18,596)	$—	$(18,596)
Total liabilities	$—	$(18,596)	$—	$(18,596)

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

2023
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$—	$—	$—
Other real estate owned	—	—	$—	$—	$—
Total	$—	$—	$—	$—	$—
(1)Represent outstanding amount of collateral-dependent non-accrual loans that were written down to the fair value of the underlying collateral. Fair values are determined using actual market prices (Level 2), independent third-party valuations and borrower records, discounted as appropriate (Level 3).

	2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$190	$190	$(384)
Other real estate owned	—	—	645	645	(105)
Total	$—	$—	$835	$835	$(489)
(1)Represent outstanding amount of collateral-dependent non-accrual loans that were written down to the fair value of the underlying collateral. Fair values are determined using actual market prices (Level 2), independent third-party valuations and borrower records, discounted as appropriate (Level 3).

At December 31, 2023, loans totaling $88.2 million were written down to fair value of $64.2 million as a result of individual credit loss allowances of $24.0 million associated with the collateral dependent non-accrual loans which was included in the allowance for credit losses. Loans totaling $26.2 million were written down to fair value of $19.3 million at December 31, 2022 as a result of individual credit loss allowances of $6.9 million associated with the collateral dependent non-accrual loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:

			Fair Value Measurements
	2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$545,898	$545,898	$545,898	$—	$—
Residential mortgage loans held for sale	10,836	10,836	—	10,836	—
Available-for-sale debt securities	1,102,681	1,102,681	—	1,102,681	—
Held-to-maturity debt securities	236,165	200,411	—	200,411	—
Other investments	75,607	75,607	—	75,607	—
Loans, net of allowance	11,246,124	10,476,059	—	—	10,476,059
Interest rate swap agreements	15,867	15,867	—	15,867	—
Accrued interest receivable	46,583	46,583	46,583	—	—
Bank owned life insurance	158,921	158,921	—	158,921	—

Financial liabilities:
Time deposits	$2,714,555	$2,704,013	$—	$2,704,013	$—
Other deposits	8,281,983	8,281,983	8,281,983	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	375,032	375,032	—	375,032	—
Advances from FHLB	550,000	547,271	—	547,271	—
Subordinated debt	370,803	348,185	—	—	348,185
Interest rate swap agreements	15,867	15,867	—	15,867	—
Accrued interest payable	30,367	30,367	30,367	—	—

			Fair Value Measurements
	2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$192,232	$192,232	$192,232	$—	$—
Residential mortgage loans held for sale	11,706	11,706	—	11,706	—
Investments available-for-sale	1,214,538	1,214,538	—	1,214,538	—
Held-to-maturity debt securities	259,452	220,123	—	220,123	—
Other investments	69,218	69,218	—	69,218	—
Loans, net of allowance	11,260,464	11,020,992	—	—	11,020,992
Interest rate swap agreements	18,596	18,596	—	18,596	—
Accrued interest receivable	41,172	41,172	41,172	—	—
Bank owned life insurance	153,016	153,016	—	153,016	—

Financial liabilities:
Time deposits	$2,118,262	$2,082,319	$—	$2,082,319	$—
Other deposits	8,835,159	8,835,159	8,835,159	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	321,967	321,967	—	321,967	—
Advances from FHLB	550,000	549,530	—	549,530	—
Subordinated debt	370,205	332,470	—	—	332,470
Interest rate swap agreements	18,596	18,596	—	18,596	—
Accrued interest payable	10,867	10,867	10,867	—	—

NOTE 22 – PARENT COMPANY FINANCIAL INFORMATION
Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statements of Condition

	December 31,
(In thousands)	2023	2022
Assets:
Cash and cash equivalents	$125,165	$83,923
Other investments	568	568
Investment in subsidiary	1,831,553	1,767,933
Goodwill	1,292	1,292
Other assets	3,451	3,375
Total assets	$1,962,029	$1,857,091

Liabilities:
Subordinated debt	$370,803	$370,205
Accrued expenses and other liabilities	3,084	3,118
Total liabilities	373,887	373,323
Stockholders’ Equity:
Common stock	44,914	44,657
Additional paid in capital	742,243	734,273
Retained earnings	898,316	836,789
Accumulated other comprehensive loss	(97,331)	(131,951)
Total stockholders’ equity	1,588,142	1,483,768
Total liabilities and stockholders’ equity	$1,962,029	$1,857,091

Statements of Income

	Year Ended December 31,
(In thousands)	2023	2022	2021
Income:
Cash dividends from subsidiary	$113,770	$65,410	$189,172
Other income	3,204	494	434
Total income	116,974	65,904	189,606
Expenses:
Interest	15,785	14,055	6,765
Other expenses	2,941	1,750	1,592
Total expenses	18,726	15,805	8,357
Income before income taxes and equity in undistributed income of subsidiary	98,248	50,099	181,249
Income tax benefit	(3,226)	(3,175)	(1,563)
Income before equity in undistributed income of subsidiary	101,474	53,274	182,812
Equity in undistributed income of subsidiary	21,370	113,025	52,295
Net income	$122,844	$166,299	$235,107

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$122,844	$166,299	$235,107
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(21,370)	(113,025)	(52,295)
Share based compensation expense	7,631	7,887	5,299
Other-net	(7,300)	(9,760)	4,133
Net cash provided by operating activities	101,805	51,401	192,244
Cash Flows from Investing Activities:
Proceeds from sales of investment available-for-sale	—	—	9,099
Investment in subsidiary	—	(150,000)	—
Net cash provided by/ (used in) investing activities	—	(150,000)	9,099
Cash Flows from Financing Activities:
Retirement of subordinated debt	—	—	(32,810)
Proceeds from issuance of subordinated debt	—	200,000	—
Proceeds from issuance of common stock	2,417	2,192	5,758
Stock tendered for payment of withholding taxes	(1,821)	(2,353)	(1,577)
Repurchase of common stock	—	(24,987)	(107,268)
Dividends paid	(61,159)	(61,368)	(60,351)
Net cash provided by/ (used in) financing activities	(60,563)	113,484	(196,248)
Net increase/ (decrease) in cash and cash equivalents	41,242	14,885	5,095
Cash and cash equivalents at beginning of year	83,923	69,038	63,943
Cash and cash equivalents at end of year	$125,165	$83,923	$69,038

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2023 and 2022, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2023, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Tier 1 Leverage:
Company	$1,303,684	9.51%	$548,345	4.00%	N/A	N/A
Sandy Spring Bank	$1,548,387	11.30%	$548,198	4.00%	$685,247	5.00%
Common Equity Tier 1 Capital to risk-
weighted assets:
Company	$1,303,684	10.90%	$538,445	4.50%	N/A	N/A
Sandy Spring Bank	$1,548,387	12.95%	$538,227	4.50%	$777,440	6.50%
Tier 1 Capital to risk-weighted assets:
Company	$1,303,684	10.90%	$717,926	6.00%	N/A	N/A
Sandy Spring Bank	$1,548,387	12.95%	$717,637	6.00%	$956,849	8.00%
Total Capital to risk-weighted assets:
Company	$1,785,347	14.92%	$957,235	8.00%	N/A	N/A
Sandy Spring Bank	$1,655,050	13.84%	$956,849	8.00%	$1,196,061	10.00%

As of December 31, 2022
Tier 1 Leverage:
Company	$1,250,218	9.33%	$536,159	4.00%	N/A	N/A
Sandy Spring Bank	$1,535,674	11.46%	$536,016	4.00%	$670,020	5.00%
Common Equity Tier 1 Capital to risk-
weighted assets:
Company	$1,250,218	10.23%	$549,992	4.50%	N/A	N/A
Sandy Spring Bank	$1,535,674	12.57%	$549,681	4.50%	$793,984	6.50%
Tier 1 Capital to risk-weighted assets:
Company	$1,250,218	10.23%	$733,323	6.00%	N/A	N/A
Sandy Spring Bank	$1,535,674	12.57%	$732,909	6.00%	$977,212	8.00%
Total Capital to risk-weighted assets:
Company	$1,735,342	14.20%	$977,764	8.00%	N/A	N/A
Sandy Spring Bank	$1,645,799	13.47%	$977,212	8.00%	$1,221,514	10.00%

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2023 Changes In Internal Controls Over Financial Reporting
No change occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures
As required by Securities and Exchange Commission rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2023. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s annual report on internal control over financial reporting is located on page 68 of this report.

Item 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Proposal 1: Election of Directors,” “Corporate Governance,” “Delinquent Section 16(a) Reports,” “Proposals for the 2025 Annual Meeting of Shareholders,” and “Report of the Audit Committee” in the Proxy Statement is incorporated in this Report by reference. Information regarding executive officers is included under the caption “Information About Our Executive Officers” on page 15 of this Report.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Stock Ownership Information” in the Proxy Statement is incorporated in this Report by reference. The information under “Proposal 4: Approval of the Sandy Spring Bancorp, Inc. 2024 Equity Plan - Equity Compensation Plan Information” in the Proxy Statement is incorporated in this Report by reference.

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

PART IV.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Statements of Condition at December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
Reports of Registered Public Accounting Firm

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

10.1.1*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065
10.1.2*	Form of Amendment to Directors’ Fee Deferral Agreement	Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10.2*	Sandy Spring Bank Directors’ Deferred Fee Plan	Incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 2016, SEC File No. 0-19065
10.3*	Sandy Spring Bank Executive Incentive Retirement Plan	Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2020, SEC File No. 0-19065
10.4*	Sandy Spring Bancorp, Inc. Employee Stock Purchase Plan, as Amended and Restated	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on October 7, 2020, SEC File No. 0-19065
10.5*	Sandy Spring Bancorp, Inc. 2015 Omnibus Incentive Plan	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on March 31, 2015, SEC File No. 0-19065
10.6*	Form of Sandy Spring Bank Split Dollar Life Insurance Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 27, 2021, SEC File No. 0-19065
10.7*	Sandy Spring Bank Non-Qualified Deferred Compensation Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 28, 2021, SEC File No. 0-19065
10.8*	Sandy Spring Bancorp, Inc. Executive Severance Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 16, 2022, SEC File No. 0-19065
10.9*	Sandy Spring Bancorp, Inc. Annual Incentive Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 26, 2023, SEC File No. 0-19065
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31(a)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
31(b)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32(a)	18 U.S.C. Section 1350 Certification	Filed herewith
32(b)	18 U.S.C. Section 1350 Certification	Filed herewith
97	Clawback Policy	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(b) of this Report.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer
	Date:	February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 20, 2024.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Daniel J. Schrider	/s/ Philip J. Mantua
Daniel J. Schrider	Philip J. Mantua
Chair, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ Ralph F. Boyd	Director
Ralph F. Boyd

/s/ Kenneth C. Cook	Director
Kenneth C. Cook

/s/ Mark E. Friis	Director
Mark E. Friis

/s/ Brian J. Lemek	Director
Brian J. Lemek

/s/ Pamela A. Little	Director
Pamela A. Little

/s/ Walter C. Martz II	Director
Walter C. Martz II

/s/ Mark C. Michael	Director
Mark C. Michael

/s/ Mark C. Micklem	Director
Mark C. Micklem

/s/ Christina B. O'Meara	Director
Christina B. O'Meara

/s/ Robert L. Orndorff	Director
Robert L. Orndorff

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Mona Abutaleb Stephenson	Director
Mona Abutaleb Stephenson