Form 10-Q
period 2024-03-31
SANDY SPRING BANCORP INC
filed 2024-05-03
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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
The number of outstanding shares of common stock as of April 30, 2024

Common stock, $1.00 par value – 45,061,353 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Assets:
Cash and due from banks	$79,305	$82,257
Federal funds sold	243	245
Interest-bearing deposits with banks	330,842	463,396
Cash and cash equivalents	410,390	545,898
Residential mortgage loans held for sale (at fair value)	16,627	10,836
Investments held-to-maturity, at cost (fair value of $192,798 and $200,411, respectively)	231,354	236,165
Investments available-for-sale (at fair value)	1,100,741	1,102,681
Other investments, at cost	73,395	75,607
Total loans	11,364,284	11,366,989
Less: allowance for credit losses - loans	(123,096)	(120,865)
Net loans	11,241,188	11,246,124
Premises and equipment, net	59,843	59,490
Other real estate owned	2,700	—
Accrued interest receivable	47,152	46,583
Goodwill	363,436	363,436
Other intangible assets, net	29,864	28,301
Other assets	311,443	313,051
Total assets	$13,888,133	$14,028,172

Liabilities:
Noninterest-bearing deposits	$2,817,928	$2,914,161
Interest-bearing deposits	8,409,272	8,082,377
Total deposits	11,227,200	10,996,538
Securities sold under retail repurchase agreements	71,529	75,032
Federal Reserve Bank borrowings	—	300,000
Advances from FHLB	500,000	550,000
Subordinated debt	370,952	370,803
Total borrowings	942,481	1,295,835
Accrued interest payable and other liabilities	129,088	147,657
Total liabilities	12,298,769	12,440,030

Stockholders' equity:
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
44,940,147 and 44,913,561 at March 31, 2024 and December 31, 2023, respectively	44,940	44,914
Additional paid in capital	743,850	742,243
Retained earnings	903,377	898,316
Accumulated other comprehensive loss	(102,803)	(97,331)
Total stockholders' equity	1,589,364	1,588,142
Total liabilities and stockholders' equity	$13,888,133	$14,028,172

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2024	2023
Interest income:
Interest and fees on loans	$150,635	$139,727
Interest on loans held for sale	128	152
Interest on deposits with banks	6,786	2,686
Interest and dividend income on investment securities:
Taxable	6,663	7,008
Tax-advantaged	1,797	1,770
Interest on federal funds sold	5	4
Total interest income	166,014	151,347
Interest expense:
Interest on deposits	73,366	40,788
Interest on retail repurchase agreements and federal funds purchased	3,386	2,104
Interest on advances from FHLB	5,973	7,207
Interest on subordinated debt	3,946	3,946
Total interest expense	86,671	54,045
Net interest income	79,343	97,302
Provision/ (credit) for credit losses	2,388	(21,536)
Net interest income after provision/ (credit) for credit losses	76,955	118,838
Non-interest income:
Investment securities gains	—	—
Service charges on deposit accounts	2,817	2,388
Mortgage banking activities	1,374	1,245
Wealth management income	9,958	8,992
Income from bank owned life insurance	1,160	907
Bank card fees	413	418
Other income	2,645	2,001
Total non-interest income	18,367	15,951
Non-interest expense:
Salaries and employee benefits	36,698	38,926
Occupancy expense of premises	4,816	4,847
Equipment expense	3,963	4,117
Marketing	742	1,543
Outside data services	3,103	2,514
FDIC insurance	2,911	2,138
Amortization of intangible assets	2,069	1,306
Professional fees and services	4,880	3,684
Other expenses	8,824	7,230
Total non-interest expense	68,006	66,305
Income before income tax expense	27,316	68,484
Income tax expense	6,944	17,231
Net income	$20,372	$51,253

Per share information:
Basic net income per common share	$0.45	$1.14
Diluted net income per common share	$0.45	$1.14
Dividends declared per share	$0.34	$0.34

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS) – UNAUDITED

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Net income	$20,372	$51,253
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	(7,703)	20,784
Related income tax (expense)/ benefit	1,954	(5,294)
Net investment gains reclassified into earnings	—	—
Related income tax expense	—	—
Net effect on other comprehensive income/ (loss)	(5,749)	15,490

Investments held-to-maturity:
Amortization of unrealized loss transferred from investments available-for-sale	371	405
Related income tax benefit	(94)	(103)
Net effect on other comprehensive income/ (loss)	277	302

Defined benefit pension plan:
Amortization of net loss	—	225
Related income tax benefit	—	(57)
Net effect on other comprehensive income/ (loss)	—	168
Total other comprehensive income/ (loss)	(5,472)	15,960
Comprehensive income	$14,900	$67,213

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2024	$44,914	$742,243	$898,316	$(97,331)	$1,588,142
Net income	—	—	20,372	—	20,372
Other comprehensive loss, net of tax	—	—	—	(5,472)	(5,472)
Total comprehensive income					14,900
Common stock dividends - $0.34 per share	—	—	(15,311)	—	(15,311)
Stock compensation expense	—	1,230	—	—	1,230
Common stock issued pursuant to:
Stock option plan - 9,938 shares	10	99	—	—	109
Employee stock purchase plan - 16,648 shares	16	335	—	—	351
Restricted stock vesting, net of tax withholding	—	(57)	—	—	(57)
Balances at March 31, 2024	$44,940	$743,850	$903,377	$(102,803)	$1,589,364

Balances at January 1, 2023	$44,657	$734,273	$836,789	$(131,951)	$1,483,768
Net income	—	—	51,253	—	51,253
Other comprehensive income, net of tax	—	—	—	15,960	15,960
Total comprehensive income					67,213
Common stock dividends - $0.34 per share	—	—	(15,407)	—	(15,407)
Stock compensation expense	—	1,241	—	—	1,241
Common stock issued pursuant to:
Stock option plan - 7,530 shares	7	144	—	—	151
Employee stock purchase plan - 11,821 shares	12	399	—	—	411
Restricted stock vesting, net of tax withholding- 36,092 shares	36	(548)	—	—	(512)
Balances at March 31, 2023	$44,712	$735,509	$872,635	$(115,991)	$1,536,865

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Operating activities:
Net income	$20,372	$51,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,343	5,689
Provision/ (credit) for credit losses	2,388	(21,536)
Share based compensation expense	1,230	1,241
Deferred income tax expense	2,189	8,498
Originations of loans held for sale	(67,801)	(67,837)
Proceeds from sales of loans held for sale	62,871	64,025
Gains on sales of loans held for sale	(861)	(744)
Investment securities gains	—	—
Tax (benefit)/ deficiency associated with share based compensation	130	(78)
Net increase in accrued interest receivable	(569)	(1,060)
Net decrease in other assets	567	6,236
Net decrease in accrued expenses and other liabilities	(19,643)	(14,345)
Other, net	(138)	80
Net cash provided by operating activities	7,078	31,422
Investing activities:
Sales/ (purchases) of other investments	2,211	(9,171)
Purchases of investments available-for-sale	(46,375)	—
Proceeds from sales of investment available-for-sale	—	—
Proceeds from maturities, calls and principal payments of investments available-for-sale	40,026	38,760
Proceeds from maturities, calls and principal payments of investments held-to-maturity	5,107	5,558
Net (increase)/ decrease in loans	(270)	2,330
Expenditures for premises and equipment	(5,727)	(3,833)
Net cash provided by/ (used in) investing activities	(5,028)	33,644
Financing activities:
Net increase in deposits	230,853	122,956
Net decrease in retail repurchase agreements, federal funds purchased and Federal Reserve Bank borrowings	(303,503)	(69,340)
Proceeds from FHLB advances	—	1,480,000
Repayment of FHLB advances	(50,000)	(1,280,000)
Proceeds from issuance of common stock	460	720
Stock tendered for payment of withholding taxes	(57)	(670)
Cash dividends paid	(15,311)	(15,249)
Net cash provided by/ (used in) financing activities	(137,558)	238,417
Net increase/ (decrease) in cash and cash equivalents	(135,508)	303,483
Cash and cash equivalents at beginning of period	545,898	192,232
Cash and cash equivalents at end of period	$410,390	$495,715

Supplemental disclosures:
Interest payments	$94,959	$52,919
Transfers from loans to other real estate owned	2,700	—

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

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on the Company's net income and shareholders' equity. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2023 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2024. There have been no significant changes to any of the Company’s accounting policies as disclosed in the 2023 Annual Report on Form 10-K.

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

The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period, which management has determined to be two years, followed by a two year reversion period, and the Company’s prepayment and curtailment rates; (2) collective qualitative factors that consider the expected impact of certain factors not fully captured in the collective quantified reserve, including concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations; and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or when the Company determines that the foreclosure is probable. The Company excludes accrued interest from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income as loans are moved to non-accrual status.

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

The Company applies two calculation methodologies to estimate the collective quantified component of the allowance: expected loss method and weighted average remaining life method. Allowance estimates on commercial acquisition, development and construction (“AD&C”) and residential construction segments are based on the weighted average remaining life method. Allowance estimates on all other portfolio segments are based on the expected loss method. Collective calculation methodologies utilize the Company’s historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a two-year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include: unemployment rate, gross domestic product, commercial real estate price index, residential real estate house price index and business bankruptcies. Contractual loan level cash flows within the expected loss methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when the Company determines that a foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When a repayment is expected from the operation of the collateral, the Company uses the present value of expected cash flows from the operation of the collateral as the fair value. When the repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the collateral’s appraised value, less estimated costs to sell. Third-party appraisals used in the individual reserve assessment are conducted at least annually with underlying assumptions that are reviewed by management. Third-party appraisals may be obtained on a more frequent basis if deemed necessary. Internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s remaining life. The Company may receive updated appraisals which contradict the preliminary determination of fair value used to establish an individual allowance on a loan. In these instances the individual allowance is adjusted to reflect the Company’s evaluation of the updated appraised fair value. In the event a loss was previously determined and the loan was charged down to the estimated fair value based on a previous appraisal, the balance of the partially charged-off loan is not subsequently increased, but could be further decreased depending on the direction of the change in fair value. Payments on fully or partially charged-off loans are accounted for under the cost-recovery method. Under this method, all payments received are applied on a cash basis to reduce the outstanding principal balance, then to recognize a recovery of all previously charged-off amounts before any interest income may be recognized. Based on the individual reserve assessment, if the Company determines that the fair value of the collateral is less than the amortized cost basis of the loan, an individual allowance will be established measured as the difference between the fair value of the collateral (less costs to sell) and the amortized cost basis of the loan. Once a loss has been determined, the loan is charged-down to its estimated fair value.

Large groups of smaller non-accrual homogeneous loans are not individually evaluated for allowance and include residential permanent and construction mortgages and consumer installment loans. These portfolios are reserved for on a collective basis using historical loss rates of similar loans over the weighted average life of each portfolio.

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

Segment Reporting
Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Bank is the Company’s only reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance. While the Company’s chief operating decision maker has some limited financial information about the Bank's various financial products and services, that information is not complete since it does not include a full allocation of revenue, costs, and capital from key corporate functions; therefore, the Company evaluates financial performance on the Company-wide basis. Management continues to evaluate these business units for separate reporting as facts and circumstances change.

Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company assesses qualitative factors on a quarterly basis. Based on the assessment of these qualitative factors, if it is determined that it is more likely than not that the fair value of a reporting unit remains in excess of the carrying value, then performing a quantitative impairment test is not necessary. However, if it is determined that it is more likely than not that the carrying value exceeds the fair value, a quantitative analysis is required to determine whether an impairment exists.

As of October 1, 2023, the Company’s annual goodwill impairment assessment date, the Company performed an impairment test for its two reporting units: Community Banking and Investment Management. The results of the 2023 annual goodwill impairment test for the two reporting units, which included both qualitative and quantitative assessments, indicated that the estimated fair value of each reporting unit exceeded its carrying amount and that the goodwill assigned to the Community Banking reporting unit may be at risk of impairment in future periods. The Company provided detailed disclosures regarding the 2023 impairment analysis and the results of the testing in its annual financial statements for the year ended December 31, 2023 in its 2023 Annual Report on Form 10-K. In addition to the annual impairment testing process, on a quarterly basis, the Company monitors each reporting unit for any triggering events and performs qualitative assessments of impairment indicators.

During the first quarter of 2024, the Company determined that there were no triggering events and completed the qualitative assessment of impairment indicators, which included an assessment of changes in macroeconomic conditions and comparison of the actual operating performance to the forecast used in the most recent annual impairment test. Based on these considerations, the Company concluded that it was more-likely-than-not that the fair value of our reporting units remained above the respective carrying amounts as of March 31, 2024.

Other intangible assets have finite lives and are reviewed for impairment annually. These assets are amortized over their estimated useful lives on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 15 years. Intangible assets are reviewed or analyzed periodically to determine if it appears that their value has diminished beyond the value in the financial statements. The review or analysis of the intangible assets did not indicate that any impairment occurred during the first quarter of 2024.

Adopted Accounting Pronouncements
In March 2023, the FASB issued ASU 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method". ASU 2023-02 allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The amendment in this ASU also removes the specialized guidance for low-income-housing tax credit investments that are not accounted for using the proportional amortization method and instead require that those LIHTC investments be accounted for using the guidance in other GAAP. The Company fully adopted this update effective January 1, 2024 on a prospective basis. The adoption of this pronouncement did not have a material impact on the Condensed Consolidated Financial Statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 improves the transparency of income tax disclosures by requiring entities to provide greater disaggregation of information on income taxes paid and on the rate reconciliation disclosures. This pronouncement also requires qualitative discussion of the primary state and local jurisdictions for income taxes and the type of reconciling categories. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on its Consolidated Financial Statements.

NOTE 2 – INVESTMENTS
Investments available-for-sale and held-to-maturity
The amortized cost and estimated fair values of investments available-for-sale and held-to-maturity at the dates indicated are presented in the following table:

	March 31, 2024				December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
U.S. treasuries and government agencies	$96,866	$—	$(4,630)	$92,236	$101,678	$—	$(4,751)	$96,927
State and municipal	310,502	—	(46,516)	263,986	311,505	1	(43,292)	268,214
Mortgage-backed and asset-backed	819,214	83	(74,778)	744,519	807,636	181	(70,277)	737,540
Total available-for-sale debt securities	$1,226,582	$83	$(125,924)	$1,100,741	$1,220,819	$182	$(118,320)	$1,102,681
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	231,354	—	(38,556)	192,798	236,165	—	(35,754)	200,411
Total held-to-maturity debt securities	$231,354	$—	$(38,556)	$192,798	$236,165	$—	$(35,754)	$200,411
Total debt securities	$1,457,936	$83	$(164,480)	$1,293,539	$1,456,984	$182	$(154,074)	$1,303,092

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at March 31, 2024 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at March 31, 2024. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

All held-to-maturity investments are either issued by a direct governmental entity or a government-sponsored entity and have no historical evidence supporting expected credit losses. Therefore, the Company has estimated these losses at zero and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The available-for-sale and held-to-maturity mortgage-backed securities portfolio at March 31, 2024 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($451.9 million), GNMA, FNMA or FHLMC mortgage-backed securities ($557.9 million) or SBA asset-backed securities ($40.8 million).

Gross unrealized losses and fair value by length of time that the individual available-for-sale debt securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	March 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	9	$—	$—	$92,236	$4,630	$92,236	$4,630
State and municipal	123	3,789	48	258,977	46,468	262,766	46,516
Mortgage-backed and asset-backed	332	55,845	436	664,980	74,342	720,825	74,778
Total	464	$59,634	$484	$1,016,193	$125,440	$1,075,827	$125,924

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$—	$—	$96,927	$4,751	$96,927	$4,751
State and municipal	123	4,162	84	262,081	43,208	266,243	43,292
Mortgage-backed and asset-backed	321	22,731	106	691,281	70,171	714,012	70,277
Total	454	$26,893	$190	$1,050,289	$118,130	$1,077,182	$118,320

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

The estimated fair values and amortized costs of available-for-sale and held-to-maturity debt securities by contractual maturity are provided in the following tables:

	March 31, 2024		December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Available-for-sale debt securities
U.S. treasuries and government agencies:
One year or less	$12,922	$12,988	$17,798	$17,979
One to five years	79,314	83,878	79,129	83,699
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	28,318	28,739	22,345	22,793
One to five years	28,586	29,770	33,282	34,288
Five to ten years	48,992	57,965	46,355	54,487
After ten years	158,090	194,028	166,232	199,937
Mortgage-backed and asset-backed:
One year or less	26,396	26,704	20,814	21,111
One to five years	27,290	28,067	29,823	30,666
Five to ten years	267,178	292,078	256,924	280,209
After ten years	423,655	472,365	429,979	475,650
Total available-for-sale debt securities	$1,100,741	$1,226,582	$1,102,681	$1,220,819

	March 31, 2024		December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Held-to-maturity debt securities
Mortgage-backed and asset-backed:
One year or less	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	30,070	33,326	31,434	34,458
After ten years	162,728	198,028	168,977	201,707
Total held-to-maturity debt securities	$192,798	$231,354	$200,411	$236,165

At March 31, 2024 and December 31, 2023, available-for-sale and held-to-maturity debt securities with a book value of $489.0 million and $729.0 million, respectively, were pledged and designated as collateral for certain government deposits, public and trust funds, securities sold under repurchase agreements and other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2024 and December 31, 2023.

Other investments
Other investments are presented in the following table:

(In thousands)	March 31, 2024	December 31, 2023
Federal Reserve Bank stock, at cost	$39,152	$39,125
Federal Home Loan Bank of Atlanta stock, at cost	33,566	35,805
Other	677	677
Total other investments, at cost	$73,395	$75,607

NOTE 3 – LOANS
Outstanding loan balances at March 31, 2024 and December 31, 2023 are net of unearned income, including net deferred loan fees of $7.6 million and $7.0 million, respectively, at the end of each period.

The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2024	December 31, 2023
Commercial real estate:
Commercial investor real estate	$4,997,879	$5,104,425
Commercial owner-occupied real estate	1,741,113	1,755,235
Commercial AD&C	1,090,259	988,967
Commercial business	1,509,592	1,504,880
Total commercial loans	9,338,843	9,353,507
Residential real estate:
Residential mortgage	1,511,624	1,474,521
Residential construction	97,685	121,419
Consumer	416,132	417,542
Total residential and consumer loans	2,025,441	2,013,482
Total loans	$11,364,284	$11,366,989

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

•Commercial business loans - Commercial business loans are made to provide funds for equipment and general corporate needs. Repayment of a loan primarily comes from the funds obtained from the operation of the borrower’s business. Commercial business loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory.

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

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
Summary information on the allowance for credit losses on loans for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2024	2023
Balance at beginning of period	$120,865	$136,242
Provision/ (credit) for credit losses - loans (1)	3,331	(18,945)
Loan charge-offs	(1,620)	(171)
Loan recoveries	520	487
Net charge-offs	(1,100)	316
Balance at period end	$123,096	$117,613
 (1) Excludes the total credit to the provision on unfunded loan commitments for the three months ended March 31, 2024 and March 31, 2023 of $0.9 million and $2.6 million, respectively.

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Collateral dependent loans individually evaluated for credit loss with an allowance	$69,068	$72,179
Collateral dependent loans individually evaluated for credit loss without an allowance	12,047	15,989
Total individually evaluated collateral dependent loans	$81,115	$88,168

Allowance for credit losses related to loans evaluated individually	$20,889	$24,000
Allowance for credit losses related to loans evaluated collectively	102,207	96,865
Total allowance for credit losses - loans	$123,096	$120,865

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2024
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$61,439	$7,536	$8,287	$31,932	$8,890	$729	$2,052	$120,865
Provision/ (credit) for credit losses - loans	2,858	(656)	2,275	(1,345)	195	(306)	310	3,331
Charge-offs	(1)	—	—	(1,551)	—	—	(68)	(1,620)
Recoveries	3	27	283	1	6	—	200	520
Net (charge-offs)/ recoveries	2	27	283	(1,550)	6	—	132	(1,100)
Balance at end of period	$64,299	$6,907	$10,845	$29,037	$9,091	$423	$2,494	$123,096

Total loans	$4,997,879	$1,741,113	$1,090,259	$1,509,592	$1,511,624	$97,685	$416,132	$11,364,284
Allowance for credit losses on loans to total loans ratio	1.29%	0.40%	0.99%	1.92%	0.60%	0.43%	0.60%	1.08%

Average loans	$5,057,334	$1,746,042	$1,030,763	$1,508,336	$1,491,277	$110,456	$417,539	$11,361,747
Annualized net charge-offs/ (recoveries) to average loans	—%	(0.01)%	(0.11)%	0.41%	—%	—%	(0.13)%	0.04%

Balance of loans individually evaluated for credit loss	$69,000	$4,394	$557	$7,164	$—	$—	$—	$81,115
Allowance related to loans evaluated individually	$14,874	$1,126	$102	$4,787	$—	$—	$—	$20,889
Individual allowance to loans evaluated individually ratio	21.56%	25.63%	18.31%	66.82%	—%	—%	—%	25.75%
Contractual balance of individually evaluated loans	$69,831	$5,416	$581	$9,535	$—	$—	$—	$85,363

Balance of loans collectively evaluated for credit loss	$4,928,879	$1,736,719	$1,089,702	$1,502,428	$1,511,624	$97,685	$416,132	$11,283,169
Allowance related to loans evaluated collectively	$49,425	$5,781	$10,743	$24,250	$9,091	$423	$2,494	$102,207
Collective allowance to loans evaluated collectively ratio	1.00%	0.33%	0.99%	1.61%	0.60%	0.43%	0.60%	0.91%

	For the Year Ended December 31, 2023
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242
Provision for credit losses - loans	(3,323)	(4,215)	(10,359)	4,051	(488)	(608)	1,048	(13,894)
Charge-offs	—	—	—	(449)	(160)	—	(2,005)	(2,614)
Recoveries	25	105	—	303	114	—	584	1,131
Net (charge-offs)/ recoveries	25	105	—	(146)	(46)	—	(1,421)	(1,483)
Balance at end of period	$61,439	$7,536	$8,287	$31,932	$8,890	$729	$2,052	$120,865

Total loans	$5,104,425	$1,755,235	$988,967	$1,504,880	$1,474,521	$121,419	$417,542	$11,366,989
Allowance for credit losses on loans to total loans ratio	1.20%	0.43%	0.84%	2.12%	0.60%	0.60%	0.49%	1.06%

Average loans	$5,133,279	$1,766,839	$1,023,669	$1,440,382	$1,380,496	$187,599	$421,963	$11,354,227
Net charge-offs/ (recoveries) to average loans	—%	(0.01)%	—%	0.01%	—%	—%	0.34%	0.01%

Balance of loans individually evaluated for credit loss	$72,218	$4,640	$1,259	$10,051	$—	$—	$—	$88,168
Allowance related to loans evaluated individually	$15,353	$1,159	$102	$7,386	$—	$—	$—	$24,000
Individual allowance to loans evaluated individually ratio	21.26%	24.98%	8.10%	73.49%	—%	—%	—%	27.22%
Contractual balance of individually evaluated loans	$72,712	$5,623	$1,270	$11,500	$—	$—	$—	$91,105

Balance of loans collectively evaluated for credit loss	$5,032,207	$1,750,595	$987,708	$1,494,829	$1,474,521	$121,419	$417,542	$11,278,821
Allowance related to loans evaluated collectively	$46,086	$6,377	$8,185	$24,546	$8,890	$729	$2,052	$96,865
Collective allowance to loans evaluated collectively ratio	0.92%	0.36%	0.83%	1.64%	0.60%	0.60%	0.49%	0.86%

Credit Quality
The following tables provide information on the credit quality of the loan portfolio for the periods indicated below:

	For the Three Months Ended March 31, 2024
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$58,658	$4,640	$1,259	$10,051	$12,332	$443	$4,102	$91,485
Loans placed on non-accrual	715	—	—	25	362	—	388	1,490
Non-accrual balances transferred to OREO	(2,700)	—	—	—	—	—	—	(2,700)
Non-accrual balances charged-off	(1)	—	—	(1,549)	—	—	—	(1,550)
Net payments or draws	(1,093)	(246)	(703)	(1,363)	(288)	99	(423)	(4,017)
Non-accrual loans brought current	—	—	—	—	(571)	—	(56)	(627)
Balance at end of period	$55,579	$4,394	$556	$7,164	$11,835	$542	$4,011	$84,081

	For the Year Ended December 31, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782
Loans placed on non-accrual	62,725	—	2,111	6,271	7,871	449	2,450	81,877
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(441)	(160)	—	(1,757)	(2,358)
Net payments or draws	(14,010)	(379)	(852)	(2,588)	(1,667)	(6)	(1,528)	(21,030)
Non-accrual loans brought current	—	—	—	(513)	(1,151)	—	(122)	(1,786)
Balance at end of period	$58,658	$4,640	$1,259	$10,051	$12,332	$443	$4,102	$91,485

	March 31, 2024
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$4,932,570	$1,729,205	$1,083,907	$1,499,245	$1,486,341	$96,404	$410,662	$11,238,334
30-59 days	9,681	1,538	5,796	1,658	12,336	739	989	32,737
60-89 days	49	5,976	—	1,505	772	—	470	8,772
Total performing loans	4,942,300	1,736,719	1,089,703	1,502,408	1,499,449	97,143	412,121	11,279,843
Non-performing loans:
Non-accrual loans	55,579	4,394	556	7,164	11,835	542	4,011	84,081
Loans greater than 90 days past due	—	—	—	20	340	—	—	360
Total non-performing loans	55,579	4,394	556	7,184	12,175	542	4,011	84,441
Total loans	$4,997,879	$1,741,113	$1,090,259	$1,509,592	$1,511,624	$97,685	$416,132	$11,364,284

	December 31, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$5,044,647	$1,748,449	$986,859	$1,494,426	$1,445,785	$118,976	$409,607	$11,248,749
30-59 days	1,120	2,056	849	383	14,026	2,000	3,298	23,732
60-89 days	—	90	—	—	2,036	—	535	2,661
Total performing loans	5,045,767	1,750,595	987,708	1,494,809	1,461,847	120,976	413,440	11,275,142
Non-performing loans:
Non-accrual loans	58,658	4,640	1,259	10,051	12,332	443	4,102	91,485
Loans greater than 90 days past due	—	—	—	20	342	—	—	362
Total non-performing loans	58,658	4,640	1,259	10,071	12,674	443	4,102	91,847
Total loans	$5,104,425	$1,755,235	$988,967	$1,504,880	$1,474,521	$121,419	$417,542	$11,366,989

The following tables present the average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	For the Three Months Ended March 31, 2024
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$57,119	$4,517	$908	$8,608	$12,084	$493	$4,057	$87,786
Contractual interest income due on non- accrual loans during the period	$923	$71	$14	$154	$149	$6	$97	$1,414

	For the Year Ended December 31, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$28,650	$4,795	$812	$9,640	$10,547	$223	$4,146	$58,813
Contractual interest income due on non- accrual loans during the period	$760	$298	$41	$716	$432	$6	$299	$2,552

There was no interest income recognized on non-accrual loans during the three months ended March 31, 2024. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the three months ended March 31, 2024 new loans placed on non-accrual status totaled $1.5 million and the related amount of reversed uncollected accrued interest was insignificant.

The credit quality indicators for commercial loans are developed through review of individual borrowers on an ongoing basis. Each borrower is evaluated at least annually with more frequent evaluations of classified and criticized loans. The indicators represent the rating for loans as of the date presented and are based on the most recent credit review performed. These credit quality indicators are defined as follows:

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

The following table provides information about credit quality indicators by the year of origination as of March 31, 2024:

	March 31, 2024
	Term Loans by Origination Year						Revolving
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial Investor R/E:
Pass	$109,352	$361,098	$1,345,217	$1,168,206	$599,290	$1,294,814	$26,478	$4,904,455
Special Mention	861	6,229	—	723	1,005	7,148	—	15,966
Substandard	24,391	10,166	461	28,036	—	14,404	—	77,458
Doubtful	—	—	—	—	—	—	—	—
Total	$134,604	$377,493	$1,345,678	$1,196,965	$600,295	$1,316,366	$26,478	$4,997,879
Current period gross charge-offs	$—	$—	$—	$1	$—	$—	$—	$1

Commercial Owner-Occupied R/E:
Pass	$35,074	$121,759	$355,379	$311,954	$236,043	$649,493	$5,644	$1,715,346
Special Mention	—	2,162	69	2,234	872	5,108	—	10,445
Substandard	—	586	2,858	797	340	10,741	—	15,322
Doubtful	—	—	—	—	—	—	—	—
Total	$35,074	$124,507	$358,306	$314,985	$237,255	$665,342	$5,644	$1,741,113
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$92,911	$327,688	$356,865	$172,284	$5,429	$—	$133,678	$1,088,855
Special Mention	—	—	—	—	—	—	525	525
Substandard	122	323	434	—	—	—	—	879
Doubtful	—	—	—	—	—	—	—	—
Total	$93,033	$328,011	$357,299	$172,284	$5,429	$—	$134,203	$1,090,259
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$78,623	$217,077	$335,793	$176,699	$86,378	$171,698	$418,680	$1,484,948
Special Mention	177	647	130	491	762	1,198	3,350	6,755
Substandard	87	5,339	1,072	2,234	949	2,590	5,618	17,889
Doubtful	—	—	—	—	—	—	—	—
Total	$78,887	$223,063	$336,995	$179,424	$88,089	$175,486	$427,648	$1,509,592
Current period gross charge-offs	$—	$—	$612	$—	$—	$939	$—	$1,551

Residential Mortgage:
Beacon score:
660-850	$7,224	$38,452	$498,423	$394,110	$162,827	$304,763	$—	$1,405,799
600-659	293	613	15,375	17,473	4,305	24,462	—	62,521
540-599	—	1,203	357	3,566	2,437	9,714	—	17,277
less than 540	278	227	2,032	4,892	1,623	16,975	—	26,027
Total	$7,795	$40,495	$516,187	$420,041	$171,192	$355,914	$—	$1,511,624
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Construction:
Beacon score:
660-850	$1,768	$25,593	$42,790	$19,872	$1,956	$1,458	$—	$93,437
600-659	542	346	1,817	—	1,500	—	—	4,205
540-599	43	—	—	—	—	—	—	43
less than 540	—	—	—	—	—	—	—	—
Total	$2,353	$25,939	$44,607	$19,872	$3,456	$1,458	$—	$97,685
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$1,409	$10,606	$4,476	$1,717	$740	$25,997	$331,206	$376,151
600-659	11	1,154	357	94	241	3,873	14,047	19,777
540-599	13	477	284	73	34	2,298	4,460	7,639
less than 540	76	356	332	298	117	2,760	8,626	12,565
Total	$1,509	$12,593	$5,449	$2,182	$1,132	$34,928	$358,339	$416,132
Current period gross charge-offs	$—	$—	$—	$5	$—	$11	$52	$68

Total loans	$353,255	$1,132,101	$2,964,521	$2,305,753	$1,106,848	$2,549,494	$952,312	$11,364,284

 The following table provides information about credit quality indicators by the year of origination as of December 31, 2023:

	December 31, 2023
	Term Loans by Origination Year						Revolving
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Investor R/E:
Pass	$405,740	$1,395,973	$1,195,708	$634,361	$511,146	$848,958	$23,653	$5,015,539
Special Mention	9,250	—	316	—	—	1,978	—	11,544
Substandard	30,792	465	30,927	—	—	14,410	748	77,342
Doubtful	—	—	—	—	—	—	—	—
Total	$445,782	$1,396,438	$1,226,951	$634,361	$511,146	$865,346	$24,401	$5,104,425
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$136,072	$361,247	$318,269	$238,761	$235,145	$428,846	$5,621	$1,723,961
Special Mention	406	70	2,240	875	2,267	8,616	—	14,474
Substandard	2,562	3,634	801	343	5,866	3,594	—	16,800
Doubtful	—	—	—	—	—	—	—	—
Total	$139,040	$364,951	$321,310	$239,979	$243,278	$441,056	$5,621	$1,755,235
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$334,918	$288,732	$178,889	$28,954	$—	$—	$155,889	$987,382
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,016	569	—	—	—	—	—	1,585
Doubtful	—	—	—	—	—	—	—	—
Total	$335,934	$289,301	$178,889	$28,954	$—	$—	$155,889	$988,967
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$247,081	$344,034	$202,020	$92,198	$62,413	$118,061	$410,856	$1,476,663
Special Mention	532	45	180	1,037	1,040	294	3,635	6,763
Substandard	6,725	2,073	2,281	917	1,925	1,571	5,962	21,454
Doubtful	—	—	—	—	—	—	—	—
Total	$254,338	$346,152	$204,481	$94,152	$65,378	$119,926	$420,453	$1,504,880
Current period gross charge-offs	$—	$9	$324	$—	$—	$116	$—	$449

Residential Mortgage:
Beacon score:
660-850	$31,853	$476,631	$394,414	$166,387	$41,473	$266,927	$—	$1,377,685
600-659	781	7,022	18,284	2,009	1,882	24,040	—	54,018
540-599	—	1,545	2,698	2,371	1,891	9,377	—	17,882
less than 540	229	2,042	3,351	2,424	2,533	14,357	—	24,936
Total	$32,863	$487,240	$418,747	$173,191	$47,779	$314,701	$—	$1,474,521
Current period gross charge-offs	$—	$—	$43	$—	$10	$107	$—	$160

Residential Construction:
Beacon score:
660-850	$21,975	$68,273	$21,897	$2,478	$150	$—	$—	$114,773
600-659	1,641	500	1,319	1,500	—	1,243	—	6,203
540-599	443	—	—	—	—	—	—	443
less than 540	—	—	—	—	—	—	—	—
Total	$24,059	$68,773	$23,216	$3,978	$150	$1,243	$—	$121,419
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$11,452	$4,960	$1,823	$519	$1,662	$24,543	$333,382	$378,341
600-659	1,209	192	237	425	209	3,954	12,668	18,894
540-599	24	374	87	47	500	2,868	5,920	9,820
less than 540	384	215	132	50	288	2,803	6,615	10,487
Total	$13,069	$5,741	$2,279	$1,041	$2,659	$34,168	$358,585	$417,542
Current period gross charge-offs	$—	$20	$28	$—	$15	$1,735	$207	$2,005

Total loans	$1,245,085	$2,958,596	$2,375,873	$1,175,656	$870,390	$1,776,440	$964,949	$11,366,989

Modifications to Borrowers Experiencing Financial Difficulty
As a part of our risk management practices, we may consider modifying a loan for a borrower experiencing a financial difficulty that provides a certain degree of a payment relief. Modification types primarily include a reduction in the interest rate or an extension of the existing term. We do not provide modifications that result in the reduction of the outstanding principal balance.

The following table presents the amount of the loans modified during the periods indicated below to borrowers experiencing financial difficulty, disaggregated by the loan portfolio segment, type of modification granted and the financial effect of loans modified:

	For the Three Months Ended March 31, 2024
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$—	$25,252	$—	$25,252	0.5%	—%	6 Months
Commercial Owner-Occupied R/E	—	—	—	—	—%	—%	—
Commercial AD&C	—	122	—	122	—%	—%	17 Months
Commercial Business	—	87	143	230	—%	0.4%	27 Months
All Other loans	—	542	—	542	—%	—%	9 Months
Total	$—	$26,003	$143	$26,146	0.2%

	For the Three Months Ended March 31, 2023
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$—	$68	$—	$68	—%	—%	6 Months
Commercial Owner-Occupied R/E	—	—	—	—	—%	—%	—
Commercial AD&C	—	—	—	—	—%	—%	—
Commercial Business	—	94	—	94	—%	—%	12 Months
All Other loans	—	—	—	—	—%	—%	—
Total	$—	$162	$—	$162	—%

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty totaled $0.1 million at March 31, 2024. These commitments are not included in the table above.

The following table presents the performance of loans that have been modified during the periods indicated:

	For the three months ended March 31, 2024
(in thousands)	Current	30-89 days past due	90+ days past due	Non-accrual	Total
Commercial Investor R/E	$25,252	$—	$—	$—	$25,252
Commercial Owner-Occupied R/E	—	—	—	—	—
Commercial AD&C	122	—	—	—	122
Commercial Business	230	—	—	—	230
All Other loans	542	—	—	—	542
Total	$26,146	$—	$—	$—	$26,146

	For the three months ended March 31, 2023
(in thousands)	Current	30-89 days past due	90+ days past due	Non-accrual	Total
Commercial Investor R/E	$68	$—	$—	$—	$68
Commercial Owner-Occupied R/E	—	—	—	—	—
Commercial AD&C	—	—	—	—	—
Commercial Business	94	—	—	—	94
All Other loans	—	—	—	—	—
Total	$162	$—	$—	$—	$162

There were no loans that defaulted (defined as new non-accrual or 90 days past due) during the three months ended March 31, 2024 and that had been modified in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension (or a combination thereof) within the previous 12 months preceding the payment default when the debtor was experiencing financial difficulty at the time of the modification.

Other Real Estate Owned
Other real estate owned ("OREO") totaled $2.7 million at March 31, 2024 as compared to none at December 31, 2023. There were $0.2 million in consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2024.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The amount of goodwill by reporting units is presented in the following table:

(In thousands)	Community Banking	Investment Management	Total
Balances at December 31, 2023	$331,689	$31,747	$363,436
No activity	—	—	—
Balances at March 31, 2024	$331,689	$31,747	$363,436

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	March 31, 2024			Weighted Average Remaining Life	December 31, 2023			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(20,943)	$8,095	5.3 years	$29,038	$(20,181)	$8,857	5.5 years
Software intangibles	12,228	(1,134)	11,094	4.1 years	10,422	(183)	10,239	4.8 years
Other identifiable intangibles	13,906	(8,305)	5,601	7.5 years	13,906	(7,949)	5,957	7.7 years
Total amortizing intangible assets	$55,172	$(30,382)	$24,790		$53,366	$(28,313)	$25,053
Non-amortizing intangible assets:
Intangible projects in process(1)	5,074	—	5,074		$3,248	$—	$3,248
Total intangible assets	$60,246	$(30,382)	$29,864		$56,614	$(28,313)	$28,301

Goodwill	$363,436		$363,436		$363,436		$363,436
(1) Capitalized costs on internal-use licensed software-related projects that are currently in the development/implementation phase.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining 2024	$6,154
2025	5,741
2026	4,890
2027	3,880
2028	2,970
Thereafter	1,155
Total amortizing intangible assets	$24,790

NOTE 6 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Noninterest-bearing deposits	$2,817,928	$2,914,161
Interest-bearing deposits:
Demand	1,528,184	1,463,679
Money market savings	2,680,474	2,628,918
Regular savings	1,579,104	1,275,225
Time deposits of less than $250,000	1,978,545	2,068,259
Time deposits of $250,000 or more	642,965	646,296
Total interest-bearing deposits	8,409,272	8,082,377
Total deposits	$11,227,200	$10,996,538

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

On November 5, 2019, the Company completed an offering of $175.0 million aggregate principal amount Fixed to Floating Rate Subordinated Notes due in 2029. The notes bear a fixed interest rate of 4.25% per year through November 14, 2024. Beginning November 15, 2024, the interest rate will become a floating rate equal to three-month SOFR plus 288 basis points (including a benchmark adjustment of 26 basis points) through the remaining maturity or early redemption date of the notes. The interest will be paid in arrears semi-annually during the fixed rate period and quarterly during the floating rate period. The Company incurred $2.9 million of debt issuance costs, which are being amortized through the contractual life of the debt. The entire amount of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	March 31, 2024	December 31, 2023
Fixed to floating rate subordinated debt, 3.875%	$200,000	$200,000
Fixed to floating rate subordinated debt, 4.25%	175,000	175,000
Total subordinated debt	375,000	375,000
Less: Debt issuance costs	(4,048)	(4,197)
Long-term borrowings	$370,952	$370,803

Other Borrowings
At March 31, 2024 and December 31, 2023, the Company had $71.5 million and $75.0 million, respectively, of outstanding retail repurchase agreements.

The Company had no outstanding federal funds purchased at both March 31, 2024 and December 31, 2023. The available borrowing federal funds capacity under unsecured lines of credit with correspondent banks was $1.2 billion at both March 31, 2024 and December 31, 2023. During the first quarter of 2024, the Company fully paid off $300.0 million of outstanding borrowings through Federal Reserve's Bank Term Funding Program.

At March 31, 2024, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.6 billion. FHLB availability based on pledged collateral at March 31, 2024 amounted to $3.1 billion, with $500.0 million outstanding. At December 31, 2023, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.6 billion. The availability of FHLB borrowings based on the collateral pledged at December 31, 2023 was $3.1 billion with $550.0 million outstanding.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.4 billion, commercial real estate loans amounting to $3.9 billion, home equity lines of credit (“HELOC”) amounting to $210.8 million, and multifamily loans amounting to $502.5 million at March 31, 2024, as collateral under the borrowing agreement with the FHLB. At December 31, 2023, the Company had pledged collateral of qualifying mortgage loans of $1.4 billion, commercial real estate loans of $4.0 billion, HELOC loans of $209.2 million, and multifamily loans of $538.6 million under the FHLB borrowing agreement.

The Company had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $734.4 million and $651.3 million at March 31, 2024 and December 31, 2023, respectively, collateralized by loans, with no borrowings outstanding at the end of either period.

NOTE 8 – STOCKHOLDERS' EQUITY
On March 30, 2022, the Company's Board of Directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022, the Company repurchased and retired 625,710 common shares at an average price of $39.93 per share for the total cost of $25.0 million. The Company did not repurchase any shares of its common stock during 2023 or during the quarter ended March 31, 2024. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

NOTE 9 – SHARE BASED COMPENSATION
The Company’s 2015 Omnibus Incentive Plan ("Omnibus Incentive Plan" or "Plan") was approved on May 6, 2015 and provides for the granting of incentive stock options, non-qualifying stock options, stock appreciation rights, restricted stock grants, restricted stock units and performance share units to selected directors and employees on a periodic basis at the discretion of the Company’s Board of Directors. The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, has a term of 10 years, and is administered by a committee of at least three directors appointed by the Board of Directors. There were no shares available for issuance under the Plan at March 31, 2024. Options granted under the Plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven or 10 years from the date of grant depending on the terms of the grant agreement. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $1.2 million for both the three months ended March 31, 2024 and 2023, respectively, related to restricted stock award grants, restricted stock unit grants and performance share unit grants. There was no unrecognized compensation cost related to stock options as of March 31, 2024. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $11.1 million as of March 31, 2024. That cost is expected to be recognized over a weighted average period of approximately 2.46 years.

During the three months ended March 31, 2024, the Company granted 317,735 restricted stock units and performance share units, of which 83,691 units are subject to achievement of certain performance conditions measured over a three-year performance period and 234,044 restricted stock units are subject to a three year vesting schedule. The Company did not grant any stock options under the Omnibus Incentive Plan during the three months ended March 31, 2024.

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2024	458,929	$32.90
Granted	317,735	$22.12
Vested	(46,420)	$38.59
Forfeited/ cancelled	(2,772)	$32.69
Non-vested at March 31, 2024	727,472	$28.04

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2024	80,195	$19.07	1.2 years	$621
Granted	—	$—
Exercised	(9,938)	$10.96		$135
Forfeited	—	$—
Expired	(6,163)	$42.48
Balance at March 31, 2024	64,094	$18.07	1.2 years	$516

Exercisable at March 31, 2024	64,094	$18.07	1.2 years	$516

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

Plan participants made elections for lump-sum distributions or annuity benefits. Both lump-sum distributions and transfer of annuity benefits to a highly-rated insurance company were completed in August 2023. In order to fully fund the Plan, the Company made a $1.3 million cash contribution. As a result of the pension termination, the Company incurred a one-time settlement expense of $8.2 million, which was recognized in salaries and employee benefits expense in 2023.

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2024	2023
Interest cost on projected benefit obligation	$—	$438
Expected return on plan assets	—	(373)
Recognized net actuarial loss	—	225
Net periodic benefit cost	$—	$290

NOTE 11 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2024	2023
Net income	$20,372	$51,253
Distributed and undistributed earnings allocated to participating securities	(26)	(169)
Net income attributable to common shareholders	$20,346	$51,084

Total weighted average outstanding shares	44,990	44,825
Less: Weighted average participating securities	(58)	(148)
Basic weighted average common shares	44,932	44,677
Dilutive weighted average common stock equivalents	155	195
Diluted weighted average common shares	45,087	44,872

Basic net income per common share	$0.45	$1.14
Diluted net income per common share	$0.45	$1.14

Anti-dilutive shares	29	15

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains/(Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2024	$(88,169)	$—	$(9,162)	$(97,331)
Other comprehensive loss before reclassification from accumulated other comprehensive loss, net of tax	(5,749)	—	—	(5,749)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	—	277	277
Current period change in other comprehensive loss, net of tax	(5,749)	—	277	(5,472)
Balance at March 31, 2024	$(93,918)	$—	$(8,885)	$(102,803)

(In thousands)	Unrealized Gains/ (Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2023	$(113,513)	$(8,002)	$(10,436)	$(131,951)
Other comprehensive income before reclassification, net of tax	15,490	—	—	15,490
Reclassifications from accumulated other comprehensive income, net of tax	—	168	302	470
Current period change in other comprehensive income, net of tax	15,490	168	302	15,960
Balance at March 31, 2023	$(98,023)	$(7,834)	$(10,134)	$(115,991)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated that had an impact on the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(In thousands)	2024	2023
Unrealized gains on available-for-sale debt securities:
Affected line item in the Statements of Income:
Investment securities gains	$—	$—
Income before taxes	—	—
Tax expense	—	—
Net income	$—	$—

Amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity:
Affected line item in the Statements of Income:
Interest and dividends on investment securities (1)	$(371)	$(405)
Income before taxes	(371)	(405)
Tax benefit	94	103
Net loss	$(277)	$(302)

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (2)	$—	$(225)
Income before taxes	—	(225)
Tax benefit	—	57
Net loss	$—	$(168)
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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended March 31,
	2024	2023
Components of lease expense:
Operating lease cost (resulting from lease payments)	$2,565	$2,715

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$2,824	$2,889
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$995	$703
Acquisitions	$—	$—

	March 31, 2024	December 31, 2023
Supplemental balance sheet information related to leases:
Operating lease ROU assets	$39,814	$40,362
Operating lease liabilities	$47,251	$48,058

Other information related to leases:
Weighted average remaining lease term of operating leases	5.4 years	5.6 years
Weighted average discount rate of operating leases	3.67%	3.61%

ROU assets and lease liabilities are recorded in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. Operating lease cost is recorded in the occupancy expense of premises in the Condensed Consolidated Statements of Income.

At March 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining 2024	$8,343
2025	10,458
2026	9,734
2027	8,300
2028	6,799
Thereafter	8,631
Total undiscounted lease payments	52,265
Less: Present value discount	(5,014)
Lease liability	$47,251

The Company had no operating lease that has not yet commenced operations at March 31, 2024. The Company does not have any lease arrangements with any of its related parties as of March 31, 2024.

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

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
(In thousands)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives
Loan Swaps:
Interest Rate Swaps	$502,766	$17,758	$17,758	$495,750	$15,867	$15,867
Mortgage Banking Derivatives:
Interest Rate Lock Commitments	40,488	673	—	16,608	358	—
Forward TBA Contracts	35,500	—	111	11,750	—	102
Total Derivatives	$578,754	$18,431	$17,869	$524,108	$16,225	$15,969

Effect of Derivatives on the Income Statement
The table below presents the changes in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, respectively.

		Three Months Ended March 31,
(In thousands)	Location of Gain/(Loss)	2024	2023
Interest rate lock commitments	Mortgage banking activities	$1,778	$1,452
Forward TBA contracts	Mortgage banking activities	(1,472)	(1,247)
Total		$306	$205

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
Level 2- Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3- Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

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

	March 31, 2024
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$16,627	$—	$16,627
Available-for-sale debt securities:
U.S. treasuries and government agencies	—	92,236	—	92,236
State and municipal	—	263,986	—	263,986
Mortgage-backed and asset-backed	—	744,519	—	744,519
Total available-for-sale debt securities	—	1,100,741	—	1,100,741
Interest rate swap agreements	—	17,758	—	17,758
Total assets	$—	$1,135,126	$—	$1,135,126

Liabilities:
Interest rate swap agreements	$—	$(17,758)	$—	$(17,758)
Total liabilities	$—	$(17,758)	$—	$(17,758)
 (1) The outstanding principal balance for residential loans held for sale as of March 31, 2024 was $16.4 million.

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$10,836	$—	$10,836
Investments available-for-sale:
U.S. treasuries and government agencies	—	96,927	—	96,927
State and municipal	—	268,214	—	268,214
Mortgage-backed and asset-backed	—	737,540	—	737,540
Total investments available-for-sale	—	1,102,681	—	1,102,681
Interest rate swap agreements	—	15,867	—	15,867
Total assets	$—	$1,129,384	$—	$1,129,384

Liabilities:
Interest rate swap agreements	$—	$(15,867)	$—	$(15,867)
Total liabilities	$—	$(15,867)	$—	$(15,867)
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

	March 31, 2024
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans(1)	$—	$—	$—	$—	$—
Other real estate owned	—	—	2,700	2,700	—
Total	$—	$—	$2,700	$2,700	$—

December 31, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$—	$—	$—
Other real estate owned	—	—	—	—	—
Total	$—	$—	$—	$—	$—
(1) Represent outstanding collateral-dependent non-accrual loans that were written down to the fair value of the underlying collateral. Fair values are determined using actual market prices (Level 2), independent third-party valuations and borrower records, discounted as appropriate (Level 3).

At March 31, 2024, collateral dependent loans totaling $81.1 million had an estimated fair value of $60.2 million as a result of individual credit loss allowances of $20.9 million based on the most recent value of the collateral. Collateral dependent loans totaling $88.2 million had an estimated fair value of $64.2 million at December 31, 2023 as a result of individual credit loss allowances of $24.0 million.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	March 31, 2024		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$410,390	$410,390	$410,390	$—	$—
Residential mortgage loans held for sale	16,627	16,627	—	16,627	—
Available-for-sale debt securities	1,100,741	1,100,741	—	1,100,741	—
Held-to-maturity debt securities	231,354	192,798	—	192,798	—
Other investments	73,395	73,395	—	73,395	—
Loans, net of allowance	11,241,188	10,410,156	—	—	10,410,156
Interest rate swap agreements	17,758	17,758	—	17,758	—
Accrued interest receivable	47,152	47,152	47,152	—	—
Bank owned life insurance	163,381	163,381	—	163,381	—

Financial liabilities:
Time deposits	$2,621,510	$2,607,502	$—	$2,607,502	$—
Other deposits	8,605,690	8,605,690	8,605,690	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	71,529	71,529	—	71,529	—
Advances from FHLB	500,000	494,226	—	494,226	—
Subordinated debt	370,952	347,396	—	—	347,396
Interest rate swap agreements	17,758	17,758	—	17,758	—
Accrued interest payable	22,080	22,080	22,080	—	—

			Fair Value Measurements
	December 31, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$545,898	$545,898	$545,898	$—	$—
Residential mortgage loans held for sale	10,836	10,836	—	10,836	—
Investments available-for-sale	1,102,681	1,102,681	—	1,102,681	—
Held-to-maturity debt securities	236,165	200,411	—	200,411	—
Other investments	75,607	75,607	—	75,607	—
Loans, net of allowance	11,246,124	10,476,059	—	—	10,476,059
Interest rate swap agreements	15,867	15,867	—	15,867	—
Accrued interest receivable	46,583	46,583	46,583	—	—
Bank owned life insurance	158,921	158,921	—	158,921	—

Financial liabilities:
Time deposits	$2,714,555	$2,704,013	$—	$2,704,013	$—
Other deposits	8,281,983	8,281,983	8,281,983	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	375,032	375,032	—	375,032	—
Advances from FHLB	550,000	547,271	—	547,271	—
Subordinated debt	370,803	348,185	—	—	348,185
Interest rate swap agreements	15,867	15,867	—	15,867	—
Accrued interest payable	30,367	30,367	30,367	—	—

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These principal risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2023 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:

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

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank. Throughout this report, references to the
“Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Sandy Spring Bancorp, Inc. and its subsidiaries. “Bancorp” refers solely to the parent holding company, and the “Bank” refers solely to Bancorp’s subsidiary bank, Sandy Spring Bank. Bancorp is the bank holding company for the Bank, which is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At March 31, 2024, the Company had $13.9 billion in total assets, compared to $14.0 billion at December 31, 2023. Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

The Bank is a state-chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. Deposit accounts of the Bank are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. Bancorp, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Current Quarter Financial Overview
For the quarter ended March 31, 2024, we reported net income of $20.4 million ($0.45 per diluted common share), compared to net income of $51.3 million ($1.14 per diluted common share) for the first quarter of 2023 and $26.1 million ($0.58 per diluted common share) for the fourth quarter of 2023. Current quarter core earnings were $21.9 million ($0.49 per diluted common share), compared to $27.1 million ($0.60 per diluted common share) for the quarter ended December 31, 2023 and $52.3 million ($1.16 per diluted common share) for the quarter ended March 31, 2023. Core earnings exclude the after-tax impact of amortization of intangibles, investment securities gains or losses and other non-recurring or extraordinary items. The year-over-year and quarter-over-quarter declines in net income and core earnings were driven primarily by the higher provision for credit losses and the declines in net interest income from both periods.

The current quarter reflects the following:

•Total assets at March 31, 2024 decreased by 1% to $13.9 billion compared to $14.0 billion at December 31, 2023.

•Total loans remained level at $11.4 billion at March 31, 2024 compared to December 31, 2023. During the current quarter, we reduced our concentration in the investor commercial real estate segment by $106.5 million, while the AD&C portfolio increased by $101.3 million, mainly as a result of draws on existing loans. Total commercial business loans and lines and mortgage and consumer loan portfolios remained relatively unchanged during this period.

•Deposits increased $230.7 million or 2% to $11.2 billion at March 31, 2024 compared to $11.0 billion at December 31, 2023, as interest-bearing deposits increased $326.9 million, while noninterest-bearing deposits declined $96.2 million. Strong growth in the interest-bearing deposit categories was mainly experienced within savings accounts, which grew by $303.9 million compared to the linked quarter. Interest checking and money market accounts increased $64.5 million and $51.6 million, respectively, while time deposits decreased $93.0 million. Decline within noninterest-bearing deposit categories was driven by lower balances in commercial and small business checking accounts.

•The ratio of non-performing loans to total loans was 0.74% at March 31, 2024 compared to 0.81% at December 31, 2023 and 0.41% at March 31, 2023. The current quarter's reduction in non-performing loans was related to full payoffs of several non-accrual loans in combination with the movement of one investment commercial real estate loan from a non-accrual category into the other real estate owned. Net charge-offs for the current quarter totaled $1.1 million.

•Total borrowings declined in the current quarter by $353.4 million or 27% over the amounts at December 31, 2023, mainly due to the full payoff of $300.0 million of outstanding borrowings through the Federal Reserve Bank's Bank Term Funding Program and a $50.0 million reduction in FHLB advances.

•Net interest income for the first quarter of 2024 declined $2.4 million or 3% compared to the previous quarter and $18.0 million or 18% compared to the first quarter of 2023. During the recent quarter, the $0.4 million growth in interest income was more than offset by the $2.7 million increase in interest expense.

•The net interest margin was 2.41% for the first quarter of 2024 compared to 2.45% for the fourth quarter of 2023 and 2.99% for the first quarter of 2023. Overall, the rate of net interest margin contraction slowed down during the current quarter and we experienced a margin increase during the last month of the current quarter. Compared to the linked quarter, the rate paid on interest-bearing liabilities rose 10 basis points, while the yield on interest-earning assets increased 9 basis points.

•Provision for credit losses directly attributable to the funded loan portfolio was $3.3 million for the current quarter compared to a credit of $2.6 million in the previous quarter and a credit of $18.9 million in the prior year quarter. The increase in the provision during the current quarter was attributable to the risk adjustments applied to specific industries within the commercial real estate segment, partially offset by lower individual reserves, the result of several payoffs of non-accrual loans, and reduced probability of an economic recession. In addition, during the current quarter, the reserve for unfunded commitments decreased by $0.9 million, a result of higher utilization rates on lines of credit.

•Non-interest income for the first quarter of 2024 increased by 11% or $1.8 million compared to the linked quarter and grew by 15% or $2.4 million compared to the prior year quarter. The quarter-over-quarter increase was mainly driven by higher wealth management income, due to a 3% increase in assets under management and the overall favorable market performance, along with higher income from mortgage banking activities and other income, generated by higher credit-related fees.

•Non-interest expense for the first quarter of 2024 increased $0.9 million or 1% compared to the fourth quarter of 2023 and $1.7 million or 3% compared to the prior year quarter. The current quarter's increase in non-interest expense as compared to the linked quarter was primarily due to higher salaries and benefits as more employees were subject to the employer-related payroll taxes during the current quarter as compared to the linked quarter, partially offset by lower professional fees and lower marketing expense.

•Return on average assets (“ROA”) for the quarter ended March 31, 2024 was 0.58% and return on average tangible common equity (“ROTCE”) was 7.39% compared to 0.73% and 9.26%, respectively, for the fourth quarter of 2023 and 1.49% and 19.10%, respectively, for the first quarter of 2023. On a non-GAAP basis, the current quarter's core ROA was 0.63% and core ROTCE was 7.39% compared to 0.76% and 9.26%, respectively, for the previous quarter and 1.52% and 19.11%, respectively, for the first quarter of 2023.

•The GAAP efficiency ratio was 69.60% for the first quarter of 2024, compared to 68.33% for the fourth quarter of 2023 and 58.55% for the first quarter of 2023. The non-GAAP efficiency ratio was 66.73% for the first quarter of 2024 compared to 66.16% for the fourth quarter of 2023 and 56.87% for the first quarter of 2023. The increase in both the GAAP and non-GAAP efficiency ratios (reflecting a decrease in efficiency) in the current quarter compared to the previous quarter and the first quarter of 2023 was the result of declines in net revenue from the prior periods coupled with the growth in non-interest expense.

Summary of Comparative First Quarter Results

Balance Sheet and Credit Quality
Total assets were $13.9 billion at March 31, 2024, as compared to $14.1 billion at March 31, 2023. Total loans stayed relatively unchanged at $11.4 billion at March 31, 2024 compared to March 31, 2023. Total commercial real estate and business loans declined $82.7 million or 1% due to a $169.6 million or 3% decline in the investor commercial real estate loan portfolio, while AD&C and business loans and lines grew $43.6 million or 4% and $72.1 million or 5%, respectively. Total residential mortgage loans grew $183.1 million or 14% due to the retention of organic loan production, in addition to the migration of construction loans into the residential mortgage portfolio.

Deposits increased $151.2 million or 1% to $11.2 billion at March 31, 2024 compared to $11.1 billion at March 31, 2023. During this period, total interest-bearing deposits increased $562.0 million or 7%, while noninterest-bearing deposits declined $410.7 million or 13%. Growth within interest-bearing deposit categories was driven by savings accounts, which increased by $1.1 billion, which was partially offset by the $530.2 million decrease in money market accounts. Core deposits, which exclude brokered deposits, increased $627.3 million or 6% year-over-year and represented 93% of total deposits as of March 31, 2024 compared to 88% at March 31, 2023, reflecting the stability and strength of the core deposit base. The deposit growth experienced during the preceding twelve months resulted in the loan to deposit ratio declining to 101% at March 31, 2024 from 103% at March 31, 2023. Total uninsured deposits at March 31, 2024 were approximately 33% of total deposits. The Company offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. At March 31, 2024 balances in the Company's reciprocal deposit accounts increased by $625.2 million during the previous twelve months.

Total borrowings declined by $430.5 million or 31% at March 31, 2024 as compared to the previous year. During the previous twelve months, FHLB advances and federal funds purchased declined $250.0 million and $205.0 million, respectively. At March 31, 2024, contingent liquidity, which consists of available FHLB borrowings, fed funds, available funds through the Federal Reserve Bank's discount window, as well as excess cash and unpledged investment securities totaled $6.3 billion or 170% of uninsured deposits. At March 31, 2024, total cash and cash equivalents were $410.4 million, a decrease of $85.3 million or 17% compared to March 31, 2023.

The tangible common equity ratio increased to 8.86% of tangible assets at March 31, 2024, compared to 8.40% at March 31, 2023. This increase reflected the effect of tangible capital growth of 4% in combination with a 2% decline in tangible assets during the period.

At March 31, 2024, the Company had a total risk-based capital ratio of 15.05%, a common equity tier 1 risk-based capital ratio of 10.96%, a tier 1 risk-based capital ratio of 10.96%, and a tier 1 leverage ratio of 9.56%.

Non-performing loans include non-accrual loans and accruing loans 90 days or more past due. Overall credit quality remained stable, as the ratio of non-performing loans to total loans was 0.74% at March 31, 2024 compared to 0.81% at December 31, 2023. These levels of non-performing loans compare to 0.41% at March 31, 2023. At March 31, 2024, non-performing loans totaled $84.4 million, compared to $91.8 million at December 31, 2023 and $47.2 million at March 31, 2023. The current quarter's decrease in non-performing loans was mainly related to several full payoffs, charge-offs and the transfer of one commercial real estate loan into other real estate owned. The majority of the non-accrual loans fully paid off during the current quarter were previously adequately reserved for, which provided a benefit to the current quarter's provision expense as the respective individual reserves were released upon the full payoff. Additionally, during the current quarter, we foreclosed on and transferred one investment commercial real estate property out of non-accrual loan category into other real estate owned category. Total net charge-offs for the current quarter amounted to $1.1 million compared to net recoveries of $0.1 million for the fourth quarter of 2023 and $0.3 million of net recoveries for the first quarter of 2023.

At March 31, 2024, the allowance for credit losses was $123.1 million or 1.08% of outstanding loans and 146% of non-performing loans, compared to $120.9 million or 1.06% of outstanding loans and 132% of non-performing loans at the end of the previous quarter, and $117.6 million or 1.03% of outstanding loans and 249% of non-performing loans at the end of the first quarter of 2023. The increase in the allowance for the current quarter compared to the previous quarter mainly reflects updates to the qualitative risk adjustments applied to specific industries within the commercial real estate segment, partially offset by lower individual reserves due to non-accrual loan payoffs and the reduced probability of an economic recession.

Quarterly Results of Operations
Net income was $20.4 million ($0.45 per diluted common share) for the three months ended March 31, 2024 compared to $51.3 million ($1.14 per diluted common share) for the prior year quarter. The decline in quarterly net income was primarily attributable to the year-over-year decline in net interest income as a result of the significant increase in funding cost and higher provision for credit losses.

Net interest income decreased $18.0 million or 18% for the first quarter of 2024 compared to the first quarter of 2023, as the $14.7 million growth in interest income was more than offset by interest expense growth of $32.6 million. The provision for credit losses was $2.4 million for the first quarter of 2024 compared to a credit of $21.5 million for the first quarter of 2023. Non-interest income for the current quarter increased by 15% or $2.4 million compared to the prior year quarter. This increase was the cumulative result of the increase in wealth management income driven by market performance, higher service charges on deposits and an increase in credit-related fees. Non-interest expense increased $1.7 million or 3% for the first quarter of 2023, compared to the prior year quarter driven primarily by higher professional expenses coupled with general operating expenses, partially offset by lower compensation and marketing expenses.

Results of Operations
For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

We recorded net income of $20.4 million for the three months ended March 31, 2024 compared to net income of $51.3 million for the same period in the prior year. Core earnings were $21.9 million for the three months ended March 31, 2024 compared to $52.3 million for the same period in the prior year. Core earnings exclude the after-tax impact of amortization of intangibles, investment securities gains or losses and other non-recurring or extraordinary items. Year-to-date net income declined as a result of an increase in the provision for credit losses along with lower net interest income, partially offset by the higher non-interest income. Pre-tax, pre-provision net income declined to $29.7 million for the three months ended March 31, 2024 compared to $46.9 million for the prior year period as a result of the lower net interest income.

Net Interest Income
For the three months ended March 31, 2024, net interest income decreased $18.0 million compared to the prior year period as a result of the $32.6 million increase in interest expense, partially offset by the $14.7 million increase in interest income. Interest expense growth was primarily due to the additional interest expense associated with savings, time deposit and money market accounts. On a tax-equivalent basis, net interest income for the three months ended March 31, 2024 declined to $80.4 million compared to $98.3 million for the three months ended March 31, 2023 as a result of the aforementioned increase in interest expense outpacing the growth in interest income.

Our net interest margin declined to 2.41% for the three months ended March 31, 2024, compared to 2.99% for the prior year period, primarily as a result of higher funding cost due to the rising interest rate environment and market competition for deposits over the period. For the comparative period, the average yield on earning assets improved 38 basis points while the average rate paid on interest-bearing liabilities rose 115 basis points, resulting in margin compression of 58 basis points. During the comparative period, average interest-earning assets increased by 1% and average interest-bearing liabilities grew by 9%.

At March 31, 2024, average total loans comprised 85% of average interest-earnings assets compared to 86% at March 31, 2023, with an average yield of 5.35% and 4.99%, respectively. In addition, the average yield on investment securities increased to 2.32% for the current quarter compared to 2.20% for the prior year quarter. These portfolio yield movements resulted in the rise in the overall yield on interest-earnings assets to 5.01% at March 31, 2024 from 4.63% at March 31, 2023.

Average rate paid on average interest-bearing liabilities grew by 115 basis points as the average rate increased from 2.49% for the first quarter of 2023 to 3.64% for the first quarter of 2024 driven by the 134 basis point increase in the average rate paid on interest-bearing deposits. Average rates paid on interest-bearing deposits increased in all deposit categories. Average interest-bearing deposits increased 10% for the current quarter compared to the same period for the prior year, driven by a 186% increase in savings accounts. The percentage of average noninterest-bearing deposits to total average deposits decreased to 25% in the current quarter compared to 31% in the first quarter of 2023 due to declines in commercial and small business checking deposit balances.

Consolidated Average Balances, Yields and Rates

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$5,057,334	$59,642	4.74%	$5,136,204	$57,801	4.56%
Commercial owner-occupied real estate loans	1,746,042	20,718	4.77	1,769,680	19,598	4.49
Commercial AD&C loans	1,030,763	21,253	8.29	1,082,791	19,839	7.43
Commercial business loans	1,508,336	26,061	6.95	1,444,588	22,200	6.23
Total commercial loans	9,342,475	127,674	5.50	9,433,263	119,438	5.13
Residential mortgage loans	1,491,277	13,805	3.70	1,307,761	11,418	3.49
Residential construction loans	110,456	1,256	4.57	223,313	1,814	3.29
Consumer loans	417,539	8,541	8.23	424,122	7,587	7.25
Total residential and consumer loans	2,019,272	23,602	4.69	1,955,196	20,819	4.29
Total loans (2)	11,361,747	151,276	5.35	11,388,459	140,257	4.99
Loans held for sale	8,142	128	6.29	8,324	152	7.29
Taxable securities	1,188,446	6,663	2.24	1,297,769	7,008	2.16
Tax-advantaged securities	347,681	2,255	2.60	381,824	2,210	2.32
Total investment securities (3)	1,536,127	8,918	2.32	1,679,593	9,218	2.20
Interest-bearing deposits with banks	505,461	6,786	5.40	239,459	2,686	4.55
Federal funds sold	333	5	5.50	330	4	4.69
Total interest-earning assets	13,411,810	167,113	5.01	13,316,165	152,317	4.63

Less: allowance for credit losses - loans	(119,487)			(136,899)
Cash and due from banks	82,667			95,057
Premises and equipment, net	59,776			67,696
Other assets	627,169			607,257
Total assets	$14,061,935			$13,949,276

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,476,961	$5,901	1.61%	$1,381,858	$2,630	0.77%
Regular savings deposits	1,444,713	12,880	3.59	505,364	363	0.29
Money market savings deposits	2,731,291	24,646	3.63	3,299,794	21,338	2.62
Time deposits	2,702,885	29,939	4.45	2,382,542	16,457	2.80
Total interest-bearing deposits	8,355,850	73,366	3.53	7,569,558	40,788	2.19
Federal funds purchased and Federal Reserve Bank borrowings	237,373	2,992	5.07	171,222	2,083	4.93
Repurchase agreements	72,836	394	2.17	60,626	21	0.14
Advances from FHLB	546,154	5,973	4.40	635,056	7,207	4.60
Subordinated debentures	370,861	3,946	4.26	370,258	3,946	4.26
Total borrowings	1,227,224	13,305	4.36	1,237,162	13,257	4.35
Total interest-bearing liabilities	9,583,074	86,671	3.64	8,806,720	54,045	2.49

Noninterest-bearing demand deposits	2,730,295			3,480,433
Other liabilities	163,664			170,194
Stockholders' equity	1,584,902			1,491,929
Total liabilities and stockholders' equity	$14,061,935			$13,949,276

Tax-equivalent net interest income and spread		$80,442	1.37%		$98,272	2.14%
Less: tax-equivalent adjustment		1,099			970
Net interest income		$79,343			$97,302

Interest income/earning assets			5.01%			4.63%
Interest expense/earning assets			2.60			1.64
Net interest margin			2.41%			2.99%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.37% and 25.47% for 2024 and 2023, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.1 million and $1.0 million in 2024 and 2023, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise tax-equivalent net interest income:

	2024 vs. 2023			2023 vs. 2022
	Increase Or (Decrease)	Due to Change In Average:*		Increase Or (Decrease)	Due to Change In Average:*
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$1,841	$(772)	$2,613	$16,167	$9,828	$6,339
Commercial owner-occupied real estate loans	1,120	(237)	1,357	1,166	956	210
Commercial AD&C loans	1,414	(944)	2,358	9,246	(194)	9,440
Commercial business loans	3,861	1,067	2,794	5,846	894	4,952
Residential mortgage loans	2,387	1,671	716	3,644	2,973	671
Residential construction loans	(558)	(1,118)	560	257	212	45
Consumer loans	954	(115)	1,069	3,998	(6)	4,004
Loans held for sale	(24)	(3)	(21)	(46)	(132)	86
Taxable securities	(345)	(598)	253	2,901	512	2,389
Tax-exempt securities	45	(207)	252	(341)	(406)	65
Interest-bearing deposits with banks	4,100	3,510	590	2,573	(9)	2,582
Federal funds sold	1	—	1	4	—	4
Total tax-equivalent interest income	14,796	2,254	12,542	45,415	14,628	30,787

Interest expense on funding of earning assets:
Interest-bearing demand deposits	3,271	194	3,077	2,472	(13)	2,485
Regular savings deposits	12,517	1,758	10,759	344	(1)	345
Money market savings deposits	3,308	(4,097)	7,405	20,713	(23)	20,736
Time deposits	13,482	2,505	10,977	14,966	2,081	12,885
Federal funds purchased and Federal Reserve Bank borrowings	909	847	62	2,068	144	1,924
Repurchase agreements	373	5	368	(18)	(24)	6
Advances from FHLB	(1,234)	(942)	(292)	7,207	7,207	—
Subordinated debentures	—	—	—	1,708	1,779	(71)
Total interest expense	32,626	270	32,356	49,460	11,150	38,310
Tax-equivalent net interest income	$(17,830)	$1,984	$(19,814)	$(4,045)	$3,478	$(7,523)
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company’s total tax-equivalent interest income increased 10% to $167.1 million for the first three months of 2024 compared to $152.3 million for the prior year period as interest income increased in most of the major earning asset categories led by the $8.2 million interest income growth in commercial loans and, to a lesser extent, the $4.1 million growth in interest income earned in interest-bearing deposits with banks. The increase in interest income was driven by commercial loans, predominantly from business loans and lines segment, and, to a lesser degree commercial real estate loans.

Average interest-earning assets rose 1% for the three months ended March 31, 2024 compared to the same period for 2023. During the comparative period, total average commercial real estate loans declined 2%, while average commercial business loans rose 4%. Average residential mortgage loans increased 14% during the same time period as a greater number of one-year ARM loans were retained in the portfolio. Compared to the prior year, the yield on average loans increased 36 basis points. The average balance of the investment portfolio decreased 9% for the first three months of 2024 compared to the first three months of 2023. Interest income from the investment securities portfolio decreased 3%, as a result of lower average investment portfolio balances.

Overall, the average yield on interest-earning assets grew to 5.01% for the first three month of 2024 compared to 4.63% for the prior year period as average yields on loans and investment securities increased compared to the same period of the prior year, reflecting general market interest rates during the previous twelve months.

Interest Expense
For the first three months of 2024, interest expense increased $32.6 million compared to the first three months of 2023, purely driven by the year-over-year increase in deposit interest expense. This increase from period to period was due to the increase in market interest rates coupled with the increase in average balances of interest-bearing deposits. The impact of the rise in rates resulted in the average rate paid on interest-bearing liabilities for the year-to-date rising to 3.64% from 2.49% for the prior year period. During this period, the average balance of saving accounts grew significantly, as our customers moved their funds from noninterest-bearing products to higher yielding deposits accounts to take advantage of competitive deposit rates.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2024/2023	2024/2023
(Dollars in thousands)	2024	2023	$ Change	% Change
Securities gains	$—	$—	$—	N/M
Service charges on deposit accounts	2,817	2,388	429	18.0
Mortgage banking activities	1,374	1,245	129	10.4
Wealth management income	9,958	8,992	966	10.7
Income from bank owned life insurance	1,160	907	253	27.9
Bank card fees	413	418	(5)	(1.2)
Other income	2,645	2,001	644	32.2
Total non-interest income	$18,367	$15,951	$2,416	15.1
 N/M - Not meaningful

For the three months ended March 31, 2024, non-interest income increased 15% to $18.4 million compared to $16.0 million for the three months ended March 31, 2023. This increase is mainly the cumulative result of higher wealth management income driven by higher assets under management and overall favorable market performance during the current quarter, increased other income due to credit-related fees and higher service fees on deposit accounts.

Further detail of non-interest income activity for the first three months of 2024 versus 2023 is provided as follows:

•Service charges on deposit accounts increased 18% as the growth in service charge income on commercial demand deposit accounts increased 26% along with the 17% increase in returned check charges.
•Income from mortgage banking activities increased 10% as a result of higher margins generated on loan sales during the current quarter as compared to the prior year quarter.
•Wealth management income, comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiaries increased by 11% due to favorable market performance and an increase in assets under management. Overall, total assets under management increased to $6.2 billion at March 31, 2024 compared to $5.5 billion at March 31, 2023.
•Bank-owned life insurance income increased 28% as a result of company owned life insurance policy returns tied to deferred compensation plans.
•Bank card fee income was level during the current quarter compared to the first quarter of the prior year.
•Other income increased by 32% or $0.6 million, as a result of the increase in credit-related fees.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2024/2023	2024/2023
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$36,698	$38,926	$(2,228)	(5.7)%
Occupancy expense of premises	4,816	4,847	(31)	(0.6)
Equipment expense	3,963	4,117	(154)	(3.7)
Marketing	742	1,543	(801)	(51.9)
Outside data services	3,103	2,514	589	23.4
FDIC insurance	2,911	2,138	773	36.2
Amortization of intangible assets	2,069	1,306	763	58.4
Professional fees and services	4,880	3,684	1,196	32.5
Other expenses	8,824	7,230	1,594	22.0
Total non-interest expense	$68,006	$66,305	$1,701	2.6

Non-interest expense increased 3% to $68.0 million for the three months ended March 31, 2024, compared to $66.3 million for the first quarter of 2023. The drivers of the increase in non-interest expense were a $1.6 million increase in other operating expenses, a $1.2 million increase in professional fees, $0.8 million increases in each of amortization of intangible assets and FDIC expense, and a $0.6 million increase in outside data services. These increases were partially offset by a $2.2 million decrease in salaries and employee benefits and a $0.8 million decrease in marketing expense.

Further detail by category of non-interest expense activity for the first three months of 2024 versus 2023 is provided as follows:

•Salaries and employee benefits, the largest component of non-interest expense, decreased 6% or $2.2 million as a result of the decline in employer-related taxes along with lower employer match contributions to the 401(k) plan.
•Combined occupancy and equipment expenses decreased 2% due to lower rental expense and depreciation of equipment.
•Marketing expense decreased 52% due to the prior period's higher advertising costs, which focused on deposit gathering efforts.
•Outside data services expense increased 23% due to the increase in volume-based components of contractual-based services.
•FDIC insurance increased 36% for 2024 as a result of the changes in company specific risk measure values used in the determination of the assessment rate.
•Amortization of intangible assets increased as a result of higher amortization of software licensed intangible assets.
•Professional fees and services grew 32% mainly as a result of an increase in utilization of IT consulting services to assist in the implementation of enhanced data capabilities and various other software platforms.
•Other non-interest expenses increased $1.6 million due to a variety of miscellaneous operating costs.

Income Taxes
The Company had income tax expense of $6.9 million in the first three months of 2024, compared to income tax expense of $17.2 million in the first three months of 2023, as a result of the decrease in current year-to-date pre-tax earnings compared to the prior year's pre-tax earnings. The effective tax rate for the first three months of 2024 was 25.4%, compared to a tax rate of 25.2% for the same period in 2023. The increase in the current year's effective tax rate is the result of pre-tax income containing a lower proportion of income permanently excludable for income tax purposes compared to the prior year period.

Operating Expense Performance
Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management. The ratio expresses the level of non-interest expense as a percentage of total revenue (net interest income plus total non-interest income). Lower ratios indicate improved productivity.

Non-GAAP Financial Measures
We also use a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional efficiency ratio better focuses attention on the operating performance over time than does a GAAP efficiency ratio, and that it is highly useful in comparing period-to-period operating performance of our core business operations. It is used by management as part of its assessment of its performance in managing non-interest expense. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the non-GAAP efficiency ratio used by us may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes the amortization of intangibles, and other non-core expenses, such as contingent payment expense. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). For the three months ended March 31, 2024, the GAAP efficiency ratio was 69.60% compared to 58.55% for the same period in 2023. The current period's erosion in the GAAP efficiency ratio compared to the prior year period is directly related to the decline in revenues and the rise in non-interest expense during the period. The non-GAAP efficiency ratio for the current year was 66.73% compared to 56.87% for the prior year. The current year’s non-GAAP efficiency ratio compared to the prior year indicates a decline in efficiency and is the result of the 13% decrease in non-GAAP revenue combined with the 1% growth in non-GAAP non-interest expense.

In addition, we use pre-tax, pre-provision net income, as a measure of the level of certain recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding/ (subtracting) the provision (credit) for credit losses and the provision for income taxes back to/from net income. This metric declined for the first three months of 2024 compared to the same period for 2023, due primarily to the decline in net interest income.

We have presented core earnings, core earnings per share, core return on average assets ("core ROA") and core return on average tangible common equity ("core ROTCE") in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Core earnings reflect net income exclusive of amortization of intangible assets, investment securities gains or losses and non-recurring or extraordinary items, such as contingent payment expense, all net of tax. Core earnings were $21.9 million ($0.49 per diluted common share) for the three months ended March 31, 2024, compared to $52.3 million ($1.16 per diluted common share) for the three months ended March 31, 2023. Average tangible assets and average tangible common equity represent average assets and average stockholders’ equity adjusted for average goodwill and average intangible assets. The ROA for the first three months of 2024 was 0.58% compared to 1.49% for the same period of the prior year. For the three months ended March 31, 2024, the non-GAAP core ROA was 0.63% compared to 1.52% for the same period in the prior year. ROTCE was 7.39% for the first three months of 2024 compared to 19.10% for the first three months of 2023. The non-GAAP core ROTCE was 7.39% for the first three months of 2024 compared to 19.11% for the first three months of 2023.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Pre-tax pre-provision net income:
Net income	$20,372	$51,253
Plus/ (less) non-GAAP adjustments:
Income tax expense	6,944	17,231
Provision/ (credit) for credit losses	2,388	(21,536)
Pre-tax pre-provision net income	$29,704	$46,948

Efficiency ratio (GAAP):
Non-interest expense	$68,006	$66,305

Net interest income plus non-interest income	$97,710	$113,253

Efficiency ratio (GAAP)	69.60%	58.55%

Efficiency ratio (non-GAAP):
Non-interest expense	$68,006	$66,305
Less non-GAAP adjustments:
Amortization of intangible assets	2,069	1,306
Contingent payment expense	—	36
Non-interest expense - as adjusted	$65,937	$64,963

Net interest income plus non-interest income	$97,710	$113,253
Plus non-GAAP adjustment:
Tax-equivalent income	1,099	970
Less non-GAAP adjustment:
Securities gains	—	—
Net interest income plus non-interest income - as adjusted	$98,809	$114,223

Efficiency ratio (non-GAAP)	66.73%	56.87%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Core earnings (non-GAAP):
Net income	$20,372	$51,253
Plus/ (less) non-GAAP adjustments (net of tax):
Amortization of intangible assets	1,544	973
Investment securities gains	—	—
Contingent payment expense	—	27
Core earnings (non-GAAP)	$21,916	$52,253

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	45,086,471	44,872,582

Earnings per diluted common share (GAAP)	$0.45	$1.14
Core earnings per diluted common share (non-GAAP)	$0.49	$1.16

Core return on average assets (non-GAAP):
Average assets (GAAP)	$14,061,935	$13,949,276

Return on average assets (GAAP)	0.58%	1.49%
Core return on average assets (non-GAAP)	0.63%	1.52%

Return/ Core return on average tangible common equity (non-GAAP):
Net Income (GAAP)	$20,372	$51,253
Plus: Amortization of intangible assets (net of tax)	1,544	973
Net income before amortization of intangible assets	$21,916	$52,226

Core return on average tangible common equity (non-GAAP):
Average assets (GAAP)	$14,061,935	$13,949,276
Average goodwill	(363,436)	(363,436)
Average other intangible assets, net	(29,260)	(19,380)
Average tangible assets (non-GAAP)	$13,669,239	$13,566,460

Average total stockholders' equity (GAAP)	$1,584,902	$1,491,929
Average goodwill	(363,436)	(363,436)
Average other intangible assets, net	(29,260)	(19,380)
Average tangible common equity (non-GAAP)	$1,192,206	$1,109,113

Return on average tangible common equity (non-GAAP)	7.39%	19.10%
Core return on average tangible common equity (non-GAAP)	7.39%	19.11%

Average tangible common equity to average tangible assets (non-GAAP)	8.72%	8.18%

FINANCIAL CONDITION
Total assets at March 31, 2024 decreased 1% to $13.9 billion compared to $14.0 billion at December 31, 2023. Total loan balances were relatively unchanged at the end of the current quarter as compared to the previous quarter. Investment commercial real estate loans decreased $106.5 million or 2% quarter-over-quarter, while AD&C portfolio grew $101.3 million or 10% during this period. Commercial business loan and lines and total mortgage and consumer loan portfolios remained relatively unchanged. Deposit balances increased to $11.2 billion at March 31, 2024 compared to $11.0 billion at December 31, 2023. The availability of competitive high yields in savings and time deposit products resulted in noninterest-bearing deposits declining 3%. This run-off was more than compensated for by offering higher yielding savings accounts along with the growth in interest checking and money market accounts resulting in a 4% increase in interest-bearing deposits. The increase in deposits along with the stability of loan balances resulted in the loan to deposit ratio declining to 101% at March 31, 2024 from 103% at December 31, 2023.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	March 31, 2024		December 31, 2023		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial investor real estate	$4,997,879	44.0%	$5,104,425	44.9%	$(106,546)	(2.1)
Commercial owner-occupied real estate	1,741,113	15.3	1,755,235	15.4	(14,122)	(0.8)
Commercial AD&C	1,090,259	9.6	988,967	8.7	101,292	10.2
Commercial business	1,509,592	13.3	1,504,880	13.3	4,712	0.3
Total commercial loans	9,338,843	82.2	9,353,507	82.3	(14,664)	(0.2)
Residential real estate:
Residential mortgage	1,511,624	13.3	1,474,521	13.0	37,103	2.5
Residential construction	97,685	0.9	121,419	1.1	(23,734)	(19.5)
Consumer	416,132	3.6	417,542	3.6	(1,410)	(0.3)
Total residential and consumer loans	2,025,441	17.8	2,013,482	17.7	11,959	0.6
Total loans	$11,364,284	100.0%	$11,366,989	100.0%	$(2,705)	—

Total loans remained level at $11.4 billion at March 31, 2024 compared to December 31, 2023. Portfolio mix during the first three months of 2024 remained relatively unchanged compared to the prior year-end. During the current year, commercial AD&C portfolio increased by 10% mainly due to draws on existing loans, while investor commercial real estate declined by 2%. Residential mortgage portfolio increased by 3% mainly due to migration of residential construction loans into the residential permanent portfolio, as a number of construction projects were completed. Overall, the lack of loan demand combined with lower payoff activity during the first three months of 2024, as a result of the interest rate environment, resulted in no growth in total loans compared to the prior year-end.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	March 31, 2024		December 31, 2023		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Available-for-sale debt securities, at fair value:
U.S. treasuries and government agencies	$92,236	6.5%	$96,927	6.9%	$(4,691)	(4.8)%
State and municipal	263,986	18.8	268,214	19.0	(4,228)	(1.6)
Mortgage-backed and asset-backed	744,519	53.0	737,540	52.1	6,979	0.9
Total available-for-sale debt securities	1,100,741	78.3	1,102,681	78.0	(1,940)	(0.2)

Held-to-maturity debt securities, at amortized cost:
Mortgage-backed and asset-backed	231,354	16.5	236,165	16.7	(4,811)	(2.0)
Total held-to-maturity debt securities	231,354	16.5	236,165	16.7	(4,811)	(2.0)

Other investments, at cost:
Federal Reserve Bank stock	39,152	2.8	39,125	2.8	27	0.1
Federal Home Loan Bank of Atlanta stock	33,566	2.4	35,805	2.5	(2,239)	(6.3)
Other	677	—	677	—	—	—
Total other investments	73,395	5.2	75,607	5.3	(2,212)	(2.9)
Total securities	$1,405,490	100.0%	$1,414,453	100.0%	$(8,963)	(0.6)

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. Total investment securities, which are a source of liquidity for the Company and a contributor to interest income, decreased 1% from December 31, 2023 to March 31, 2024. Total gross unrealized losses on investments available-for-sale increased $7.7 million, from $118.1 million at December 31, 2023 to $125.8 million at March 31, 2024, due to higher market interest rates. Unrealized losses on available-for-sale debt securities at March 31, 2024 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at March 31, 2024. These unrealized losses are expected to recover over time as available-for-sale securities approach maturity. We do not intend to sell, nor is it more likely than not that we will be required to sell, these securities, and we have sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At March 31, 2024, 99% of the available-for-sale and held-to-maturity debt securities were invested in Aaa/AAA or Aa/AA-rated securities. The average duration of the portfolio was 4.4 years at March 31, 2024 as compared to 4.6 years at December 31, 2023. Weighted average tax equivalent yield of the total debt securities portfolio was 2.32% at March 31, 2024. The composition and duration of the investment portfolio has resulted in a portfolio with low credit risk that is expected to provide the liquidity needed to meet lending and other funding demands. The portfolio is monitored on a continual basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Other Earning Assets
Residential mortgage loans held for sale increased to $16.6 million at March 31, 2024, compared to $10.8 million at December 31, 2023, as a result of the associated timing of origination and sale volumes that has occurred during the period. We continue to sell a portion of our residential mortgage loan production in the secondary market. The aggregate of interest-bearing deposits with banks and federal funds sold decreased by $132.6 million to $331.1 million at March 31, 2024 compared to December 31, 2023, as, during the current quarter, we fully paid off $300.0 million in outstanding borrowings through the Federal Reserve Bank's Bank Term Funding Program.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	March 31, 2024		December 31, 2023		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$2,817,928	25.1%	$2,914,161	26.5%	$(96,233)	(3.3)%
Interest-bearing deposits:
Demand	1,528,184	13.6	1,463,679	13.3	64,505	4.4
Money market savings	2,680,474	23.9	2,628,918	23.9	51,556	2.0
Regular savings	1,579,104	14.1	1,275,225	11.6	303,879	23.8
Time deposits of less than $250,000	1,978,545	17.6	2,068,259	18.8	(89,714)	(4.3)
Time deposits of $250,000 or more	642,965	5.7	646,296	5.9	(3,331)	(0.5)
Total interest-bearing deposits	8,409,272	74.9	8,082,377	73.5	326,895	4.0
Total deposits	$11,227,200	100.0%	$10,996,538	100.0%	$230,662	2.1

Deposits and Borrowings
Total deposits increased $230.7 million or 2% to $11.2 billion at March 31, 2024 from December 31, 2023, as interest-bearing deposits grew $326.9 million or 4%, while noninterest-bearing deposits declined $96.2 million or 3%. The growth in interest-bearing deposits was mainly attributable to savings accounts, which increased $303.9 million during the current quarter. The decline in noninterest-bearing deposits was mainly observed within commercial checking and small business checking categories. Core deposits, which exclude brokered relationships, represented 93% of total deposits at the end of the current quarter as compared to 92% at December 31, 2023, reflecting strength and stability of the core deposit base. At March 31, 2024, retail accounts represented 43% of core deposits while business accounts accounted for 57% of core deposits. No single commercial or retail client represented more than two percent of total deposits at the end of the current period.

The total amount of deposits that exceeded the $250,000 insured limit provided by the FDIC was approximately $3.7 billion or 33% of total deposits at March 31, 2024. This estimate is based on the determination of known deposit account relationships of each depositor and the insurance guidelines provided by the FDIC. Commercial accounts represented 73% of uninsured deposits, while retail accounts accounted for 27% of the uninsured deposit total. The commercial deposit mix continues to be well diversified with no significant concentration in one particular industry or single client. Management established strategies to mitigate outflows of uninsured deposits by providing reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. These deposits increased $88.5 million or 9% during the first three months of 2024.

Total borrowings during the first three months of 2024 decreased by $353.4 million compared to amounts at December 31, 2023, driven by a full payoff of $300.0 million in outstanding borrowings through the Federal Reserve Bank's Bank Term Funding Program facility. In addition, FHLB advances were reduced by $50.0 million during the current quarter. The Company currently carries $371.0 million in subordinated debt, which is accounted for as Tier 2 capital in accordance with regulatory guidelines. At March 31, 2024, contingent liquidity, which consists of available FHLB borrowings, fed funds, funds through the Federal Reserve Bank's discount window, as well as excess cash and unpledged investment securities, totaled $6.3 billion or 170% of uninsured deposits.

Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity totaled $1.6 billion at both March 31, 2024 and December 31, 2023. The ratio of average equity to average assets was 11.27% for the three months ended March 31, 2024, as compared to 10.97% for the three months ended December 31, 2023.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Value(1)	Well-Capitalized(2)
	March 31, 2024	December 31, 2023
Tier 1 leverage	9.56%	9.51%	4.00%	5.00%

Common equity Tier 1	10.96%	10.90%	4.50%	6.50%

Tier 1 capital to risk-weighted assets	10.96%	10.90%	6.00%	8.00%

Total capital to risk-weighted assets	15.05%	14.92%	8.00%	10.00%
(1)    Minimum requirements to remain adequately capitalized.
(2)    Well-capitalized under prompt corrective action regulations.

As of March 31, 2024, the most recent notification from our primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Our total capital ratio increased at March 31, 2024 from December 31, 2023 as a result of an increase in Tier 1 capital, which resulted from net income exceeding the declared common dividends during this period coupled with a decrease in risk weighted assets as unused loan commitments declined from December 31, 2023. The Tier 1 ratios and the leverage ratio also improved due to the growth of Tier 1 capital.

Tangible Common Equity
Tangible common equity, tangible assets, and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity and tangible assets exclude the balances of goodwill and other intangible assets from total stockholders' equity and total assets. Management believes that this non-GAAP financial measure provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.

Tangible common equity increased to 8.86% of tangible assets at March 31, 2024, compared to 8.77% at December 31, 2023. This increase reflected the impact of a $141.6 million reduction in tangible assets, while tangible common equity remained level during the current quarter.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	March 31, 2024	December 31, 2023
Tangible common equity ratio:
Total stockholders' equity	$1,589,364	$1,588,142
Goodwill	(363,436)	(363,436)
Other intangible assets, net	(29,864)	(28,301)
Tangible common equity	$1,196,064	$1,196,405

Total assets	$13,888,133	$14,028,172
Goodwill	(363,436)	(363,436)
Other intangible assets, net	(29,864)	(28,301)
Tangible assets	$13,494,833	$13,636,435

Outstanding common shares	44,940,147	44,913,561

Tangible common equity ratio	8.86%	8.77%
Book value per common share	$35.37	$35.36
Tangible book value per common share	$26.61	$26.64

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

We recognize a lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors, such as bankruptcy, interruption of cash flows, etc., considered at a monthly credit committee meeting. Classification as a non-accrual loan is based on a determination that we may not collect all principal and/or interest payments according to contractual terms. When a loan is placed on non-accrual status, all previously accrued but unpaid interest is reversed from interest income. Payments received on non-accrual loans are first applied to the remaining principal balance of the loans. Additional recoveries are credited to the allowance up to the amount of all previous charge-offs.

The level of non-performing loans to total loans decreased to 0.74% at March 31, 2024 compared to 0.81% at December 31, 2023. Non-performing loans were $84.4 million at March 31, 2024 compared to $91.8 million at December 31, 2023. Loans greater than 90 days or more were $0.4 million at both March 31, 2024 and December 31, 2023.

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

Our methodology for evaluating whether a loan shall be placed on non-accrual status begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, payment record and available cash resources that may include the sufficiency of collateral value and, in a select few cases, verifiable support from financial guarantors. In measuring an allowance on an individual basis, we evaluate primarily the value of the collateral (adjusted for estimated costs to sell) or projected cash flows generated by the operation of the collateral as the primary sources of repayment of the loan. Consideration is given to the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship. Guarantees may be considered as a source of repayment based on the guarantor’s financial condition and payment capacity. Accordingly, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as non-accrual.

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
•At a monthly credit committee meeting, the loan may be downgraded and a specific allowance may be decided upon in advance of the receipt of the appraisal.
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

We sell a portion of our fixed-rate residential mortgage originations in the secondary mortgage market. Concurrent with such sales, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to us, which could require us to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of six to twelve months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period. Such transactions could be due to a number of causes including borrower fraud or early payment default. We have received a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitor our exposure. We maintain a liability of $0.5 million for probable losses due to repurchases.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of our mortgage loan servicing rights was $0.3 million at both March 31, 2024 and December 31, 2023.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the periods indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$55,579	$58,658
Commercial owner-occupied real estate	4,394	4,640
Commercial AD&C	556	1,259
Commercial business	7,164	10,051
Residential real estate:
Residential mortgage	11,835	12,332
Residential construction	542	443
Consumer	4,011	4,102
Total non-accrual loans	84,081	91,485

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	20	20
Residential real estate:
Residential mortgage	340	342
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	360	362
Total non-performing loans	84,441	91,847
Other real estate owned, net	2,700	—
Total non-performing assets	$87,141	$91,847

Non-accrual loans to total loans	0.74%	0.80%
Non-performing loans to total loans	0.74%	0.81%
Non-performing assets to total assets	0.63%	0.65%
Allowance for credit losses to non-accrual loans	146.40%	132.11%
Allowance for credit losses to non-performing loans	145.78%	131.59%

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

The appropriateness of the allowance is determined through ongoing evaluation of the credit portfolio, and involves consideration of a number of factors. Determination of the allowance is inherently subjective and requires significant estimates, including consideration of current conditions and future economic forecasts, which may be susceptible to significant volatility. The forecasted economic metrics with the greatest impact are the expected future unemployment rate, the expected level of business bankruptcies, gross domestic product, and, to a lesser degree, the commercial real estate price index and residential real estate house price index. In addition to these metrics, management has included the potential impact of the recession among the qualitative factors applied in the determination of the allowance. Expected losses can vary significantly from the amounts actually observed. Loans deemed uncollectible are charged off against the allowance, while recoveries are credited to the allowance when received. Management adjusts the level of the allowance through the provision for credit losses in the Condensed Consolidated Statement of Income.

For the three months ended March 31, 2024, provision for credit losses was $2.4 million as compared to a credit of $21.5 million for the same period in 2023. The current quarter's provision is mainly a reflection of adjustments applied to specific industries within the commercial real estate segment, partially offset by lower individual reserves due to full payoffs of several non-accrual loans along with the lower probability of an economic recession.

At March 31, 2024, the allowance for credit losses was $123.1 million as compared to $120.9 million at December 31, 2023. The allowance for credit losses as a percent of total loans was 1.08% and 1.06% at March 31, 2024 and December 31, 2023, respectively. The allowance for credit losses represented 146% of non-performing loans at March 31, 2024 as compared to 132% at December 31, 2023. The allowance attributable to the commercial portfolio represented 1.19% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.59%. With respect to the total commercial portion of the allowance, 26% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 1.92%. The allowance coverage ratio for the investor real estate portfolio increased to 1.29% at March 31, 2024 compared to 1.20% at December 31, 2023 as a result of the incorporation of adjustments to the risk factors related to specific industries. The ratio of the allowance attributable to AD&C loans was 0.99% at the end of the current quarter, compared to 0.84% at December 31, 2023. This increase in the allowance ratio was predominantly the result of the growth in AD&C loan portfolio balances.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects our historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and our prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where we determined that foreclosure is probable. Under the current methodology, 57% of the total allowance is attributable to the historical default and loss experience coupled with individual reserves, while 43% of the allowance is attributable to the collective qualitative factors applied to determine the allowance.

The quantified collective portion of the allowance is determined by pooling loans into segments based on the similar risk characteristics of the underlying borrowers, in addition to consideration of collateral type, industry and business purpose of the loans. We selected two collective methodologies, the expected loss and weighted average remaining life methodologies. Collective calculation methodologies use our historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a two year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period expected losses revert back to the historical mean over the next two years on a straight-line basis.

Economic variables which have the most significant impact on the allowance include:
•unemployment rate;
•gross domestic product;
•number of business bankruptcies; and
•commercial real estate price index and residential real estate house price index.

The collective quantified component of the allowance is supplemented by a qualitative component to address various risk characteristics of our loan portfolio including:
•trends in early delinquencies;
•changes in the risk profile related to large loans in the portfolio;
•concentrations of loans to specific industry segments;
•expected changes in economic conditions;
•changes in our credit administration and loan portfolio management processes; and
•probability of the near-term recession and its impact on estimated losses.

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when we determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, we use the present value of expected cash flows from the operation of the collateral as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $81.1 million, with individual allowances of $20.9 million against those loans at March 31, 2024.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. Our policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal and completion of the internal review, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 87% of total loans at both March 31, 2024 and at December 31, 2023. Certain loan terms may create concentrations of credit risk and increase our exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. We do not make loans that provide for negative amortization or option adjustable-rate mortgages.

The following table presents an allocation of the allowance for credit losses by portfolio as of each period end. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate credit losses; however, the allocation does not restrict the usage of the allowance for any specific loan category.

(In thousands)	March 31, 2024		December 31, 2023
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$64,299	44.0%	$61,439	44.9%
Commercial owner-occupied real estate	6,907	15.3	7,536	15.4
Commercial AD&C	10,845	9.6	8,287	8.7
Commercial business	29,037	13.3	31,932	13.3
Total commercial	111,088	82.2	109,194	82.3
Residential real estate:
Residential mortgage	9,091	13.3	8,890	13.0
Residential construction	423	0.9	729	1.1
Consumer	2,494	3.6	2,052	3.6
Total residential and consumer	12,008	17.8	11,671	17.7
Total allowance for credit losses - loans	$123,096	100.0%	$120,865	100.0%

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2024	December 31, 2023
Balance, January 1	$120,865	$136,242
Provision/ (credit) for credit losses - loans	3,331	(13,894)
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	(1)	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	(1,551)	(449)
Residential real estate:
Residential mortgage	—	(160)
Residential construction	—	—
Consumer	(68)	(2,005)
Total charge-offs	(1,620)	(2,614)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	3	25
Commercial owner-occupied real estate	27	105
Commercial AD&C	283	—
Commercial business	1	303
Residential real estate:
Residential mortgage	6	114
Residential construction	—	—
Consumer	200	584
Total recoveries	520	1,131
Net (charge-offs)/ recoveries	(1,100)	(1,483)
Balance, period end	$123,096	$120,865

Annualized net charge-offs/ (recoveries) to average loans	0.04%	0.01%
Allowance for credit losses on loans to loans	1.08%	1.06%

Market Risk Management
Our net income is largely dependent on our net interest income. Net interest income is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or re-price on a different basis than interest-earning assets. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders' equity.

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

The following table presents estimated changes in net interest income utilizing an instantaneous parallel rate shocks in various interest rate scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
March 31, 2024	(1.86%)	(1.35%)	(0.83%)	(0.31%)	0.88%	1.81%	2.75%	3.84%
December 31, 2023	(2.42%)	(1.71%)	(0.99%)	(0.40%)	1.13%	2.09%	2.84%	3.87%

As reflected in the table above, the measures of net interest income at risk at March 31, 2024 stayed relatively stable as compared to December 31, 2023. The modest decreases in net interest income at risk during the current year are the result of a higher interest income generated from the variable rate loan portfolio along with less interest expense on federal reserve borrowings offset by an increase in deposit expense due to higher interest rates and less interest income from interest bearing deposits with other banks.

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

The following table presents estimated changes in net interest income utilizing parallel rate ramps in various interest rate scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
March 31, 2024	(3.18%)	(2.32%)	(1.47%)	(0.64%)	0.99%	2.05%	3.16%	4.29%
December 31, 2023	(1.81%)	(1.24%)	(0.68%)	(0.25%)	0.81%	1.54%	2.22%	2.87%

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

Estimated Changes in Economic Value of Equity at Risk
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
March 31, 2024	(26.34%)	(19.52%)	(12.70%)	(6.08%)	5.65%	10.27%	13.56%	15.42%
December 31, 2023	(24.78%)	(18.31%)	(11.90%)	(5.75%)	5.55%	9.92%	12.93%	12.49%

Overall, the measure of the economic value of equity ("EVE") at risk remained relatively stable in most of the rising rate change scenarios from December 31, 2023 to March 31, 2024. The slight increase in EVE at risk is a reflection of the impact of lower balances of noninterest-bearing deposits and smaller premium on FHLB advances due to shorter durations.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on a short notice to meet obligations as they arise and to ensure that the we are able to pursue new business opportunities. Accordingly, management evaluates these metrics on a monthly basis to ensure that policy parameters are adequately addressed. We perform liquidity stress testing at least quarterly which includes systemic and idiosyncratic scenarios. Testing at the end of the first quarter of 2024 indicated that the Company demonstrates sufficient liquidity in most severe scenarios. At March 31, 2024, our liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits, to be a relatively stable funding source. Core deposits, which exclude brokered deposit relationships, equaled 93% of total deposits at March 31, 2024. At March 31, 2024, contingent liquidity, which consists of available FHLB borrowings, fed funds, funds through the Federal Reserve Bank's discount window and the Bank Term Funding Program, as well as excess cash and unpledged investment securities totaled $6.3 billion or 170% of uninsured deposits. Although this amount of contingent liquidity does not include any consideration of the held-to-maturity or the available-for-sale investment portfolios, management also considers changes in the liquidity of the investment portfolio due to fluctuations in interest rates when considering total liquidity of the Company. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, our liquidity position is measured weekly, looking forward at thirty day intervals from 30 to 360 days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At March 31, 2024, our liquidity and funds availability provides it with the requisite flexibility in funding and other liquidity demands.

Our external sources of funds available that can be drawn upon when required are available lines of credit with the FHLB and the Federal Reserve Bank and correspondent banks. At March 31, 2024, we had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.6 billion. FHLB availability based on pledged collateral at March 31, 2024 amounted to $3.1 billion, with $500.0 million outstanding against it. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $734.4 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2024. In addition, we have federal funds borrowing capacity under unsecured lines of credit with correspondent banks of $1.2 billion with no amount outstanding at March 31, 2024. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2024.

Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Quarterly, management evaluates the capacity to pay dividends under various stress scenarios and provides that recommendation to the Board of Directors. Based on this requirement, as of March 31, 2024, the Bank could have declared a dividend of up to $134.4 million to Bancorp. At March 31, 2024, Bancorp had liquid assets of $129.4 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Commercial real estate development and construction	$491,817	$572,540
Residential real estate-development and construction	651,882	713,903
Real estate-residential mortgage	40,488	16,608
Lines of credit, principally home equity and business lines	2,425,004	2,405,150
Standby letters of credit	77,423	71,817
Total commitments to extend credit and available credit lines	$3,686,614	$3,780,018

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

As of March 31, 2024, the total reserve for unfunded commitments was $3.4 million and is accounted for in other liabilities in the Condensed Consolidated Statements of Financial Condition. See Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

In the normal course of business, we become involved in litigation arising from the banking, financial and other activities we conduct. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on our financial condition, operating results or liquidity.

Item 1A. Risk Factors

The most significant risk factors affecting our business include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 under Item 1A, “Risk Factors” and there have been no material changes in the risk factors discussed in such report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, our Board of Directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022, the Company repurchased 625,710 shares of its common stock at an average price of $39.93 per share. The Company did not repurchase any shares of its common stock during 2023 or the quarter ended March 31, 2024. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information
During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Date: May 3, 2024

By: /s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: May 3, 2024