Form 10-Q
period 2024-06-30
SANDY SPRING BANCORP INC
filed 2024-08-09
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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
The number of outstanding shares of common stock as of August 6, 2024

Common stock, $1.00 par value – 45,109,671 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Assets:
Cash and due from banks	$84,464	$82,257
Federal funds sold	—	245
Interest-bearing deposits with banks	322,246	463,396
Cash and cash equivalents	406,710	545,898
Residential mortgage loans held for sale (at fair value)	18,961	10,836
Investments held-to-maturity, at cost (fair value of $187,389 and $200,411, respectively)	226,233	236,165
Investments available-for-sale (at fair value)	1,101,846	1,102,681
Other investments, at cost	73,432	75,607
Total loans	11,483,921	11,366,989
Less: allowance for credit losses - loans	(125,863)	(120,865)
Net loans	11,358,058	11,246,124
Premises and equipment, net	58,212	59,490
Other real estate owned	2,700	—
Accrued interest receivable	46,668	46,583
Goodwill	363,436	363,436
Other intangible assets, net	30,087	28,301
Other assets	322,000	313,051
Total assets	$14,008,343	$14,028,172

Liabilities:
Noninterest-bearing deposits	$2,931,405	$2,914,161
Interest-bearing deposits	8,408,823	8,082,377
Total deposits	11,340,228	10,996,538
Securities sold under retail repurchase agreements	75,038	75,032
Federal Reserve Bank borrowings	—	300,000
Advances from FHLB	500,000	550,000
Subordinated debt	371,101	370,803
Total borrowings	946,139	1,295,835
Accrued interest payable and other liabilities	122,972	147,657
Total liabilities	12,409,339	12,440,030

Stockholders' equity:
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
45,109,671 and 44,913,561 at June 30, 2024 and December 31, 2023, respectively	45,110	44,914
Additional paid in capital	745,336	742,243
Retained earnings	910,552	898,316
Accumulated other comprehensive loss	(101,994)	(97,331)
Total stockholders' equity	1,599,004	1,588,142
Total liabilities and stockholders' equity	$14,008,343	$14,028,172

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$151,335	$144,274	$301,970	$284,001
Interest on loans held for sale	309	307	437	459
Interest on deposits with banks	4,424	4,922	11,210	7,608
Interest and dividend income on investment securities:
Taxable	7,216	6,848	13,879	13,856
Tax-advantaged	1,826	1,795	3,623	3,565
Interest on federal funds sold	3	4	8	8
Total interest income	165,113	158,150	331,127	309,497
Interest expense:
Interest on deposits	74,409	51,325	147,775	92,113
Interest on retail repurchase agreements and federal funds purchased	1,052	4,191	4,438	6,295
Interest on advances from FHLB	5,420	8,216	11,393	15,423
Interest on subordinated debt	3,947	3,947	7,893	7,893
Total interest expense	84,828	67,679	171,499	121,724
Net interest income	80,285	90,471	159,628	187,773
Provision/ (credit) for credit losses	1,020	5,055	3,408	(16,481)
Net interest income after provision/ (credit) for credit losses	79,265	85,416	156,220	204,254
Non-interest income:
Investment securities gains	—	—	—	—
Service charges on deposit accounts	2,939	2,606	5,756	4,994
Mortgage banking activities	1,621	1,817	2,995	3,062
Wealth management income	10,455	9,031	20,413	18,023
Income from bank owned life insurance	1,816	1,251	2,976	2,158
Bank card fees	445	447	858	865
Other income	2,311	2,024	4,956	4,025
Total non-interest income	19,587	17,176	37,954	33,127
Non-interest expense:
Salaries and employee benefits	37,821	40,931	74,519	79,857
Occupancy expense of premises	4,805	4,764	9,621	9,611
Equipment expense	3,868	3,760	7,831	7,877
Marketing	1,288	1,589	2,030	3,132
Outside data services	3,286	2,853	6,389	5,367
FDIC insurance	2,951	2,375	5,862	4,513
Amortization of intangible assets	2,135	1,269	4,204	2,575
Professional fees and services	4,946	4,161	9,826	7,845
Other expenses	7,004	7,434	15,828	14,664
Total non-interest expense	68,104	69,136	136,110	135,441
Income before income tax expense	30,748	33,456	58,064	101,940
Income tax expense	7,941	8,711	14,885	25,942
Net income	$22,807	$24,745	$43,179	$75,998

Per share information:
Basic net income per common share	$0.51	$0.55	$0.96	$1.69
Diluted net income per common share	$0.51	$0.55	$0.96	$1.69
Dividends declared per share	$0.34	$0.34	$0.68	$0.68

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Net income	$22,807	$24,745	$43,179	$75,998
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	719	(13,609)	(6,984)	7,175
Related income tax (expense)/ benefit	(182)	3,466	1,772	(1,828)
Net investment gains reclassified into earnings	—	—	—	—
Related income tax expense	—	—	—	—
Net effect on other comprehensive income/ (loss)	537	(10,143)	(5,212)	5,347

Investments held-to-maturity:
Amortization of unrealized loss transferred from investments available-for-sale	365	458	736	863
Related income tax benefit	(93)	(117)	(187)	(220)
Net effect on other comprehensive income/ (loss)	272	341	549	643

Defined benefit pension plan:
Amortization of net loss	—	226	—	451
Related income tax benefit	—	(58)	—	(115)
Net effect on other comprehensive income/ (loss)	—	168	—	336
Total other comprehensive income/ (loss)	809	(9,634)	(4,663)	6,326
Comprehensive income	$23,616	$15,111	$38,516	$82,324

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at April 1, 2024	$44,940	$743,850	$903,377	$(102,803)	$1,589,364
Net income	—	—	22,807	—	22,807
Other comprehensive income, net of tax	—	—	—	809	809
Total comprehensive income					23,616
Common stock dividends - $0.34 per share	—	—	(15,632)	—	(15,632)
Stock compensation expense	—	2,631	—	—	2,631
Common stock issued pursuant to:
Employee stock purchase plan - 18,454 shares	19	349	—	—	368
Restricted stock vesting, net of tax withholding - 151,070 shares	151	(1,494)	—	—	(1,343)
Balances at June 30, 2024	$45,110	$745,336	$910,552	$(101,994)	$1,599,004

Balances at April 1, 2023	$44,712	$735,509	$872,635	$(115,991)	$1,536,865
Net income	—	—	24,745	—	24,745
Other comprehensive loss, net of tax	—	—	—	(9,634)	(9,634)
Total comprehensive income					15,111
Common stock dividends - $0.34 per share	—	—	(15,325)	—	(15,325)
Stock compensation expense	—	2,731	—	—	2,731
Common stock issued pursuant to:
Stock option plan - 33,391 shares	34	332	—	—	366
Employee stock purchase plan - 19,718 shares	19	414	—	—	433
Restricted stock vesting, net of tax withholding- 96,763 shares	97	(1,246)	—	—	(1,149)
Balances at June 30, 2023	$44,862	$737,740	$882,055	$(125,625)	$1,539,032

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2024	$44,914	$742,243	$898,316	$(97,331)	$1,588,142
Net income	—	—	43,179	—	43,179
Other comprehensive loss, net of tax	—	—	—	(4,663)	(4,663)
Total comprehensive income					38,516
Common stock dividends - $0.68 per share	—	—	(30,943)	—	(30,943)
Stock compensation expense	—	3,861	—	—	3,861
Common stock issued pursuant to:
Stock option plan - 9,938 shares	10	99	—	—	109
Employee stock purchase plan - 35,102 shares	35	684	—	—	719
Restricted stock vesting, net of tax withholding - 151,070 shares	151	(1,551)	—	—	(1,400)
Balances at June 30, 2024	$45,110	$745,336	$910,552	$(101,994)	$1,599,004

Balances at January 1, 2023	$44,657	$734,273	$836,789	$(131,951)	$1,483,768
Net income	—	—	75,998	—	75,998
Other comprehensive loss, net of tax	—	—	—	6,326	6,326
Total comprehensive income					82,324
Common stock dividends - $0.68 per share	—	—	(30,732)	—	(30,732)
Stock compensation expense	—	3,972	—	—	3,972
Common stock issued pursuant to:
Stock option plan - 40,921 shares	41	476	—	—	517
Employee stock purchase plan - 31,539 shares	31	813	—	—	844
Restricted stock vesting, net of tax withholding - 132,855 shares	133	(1,794)	—	—	(1,661)
Balances at June 30, 2023	$44,862	$737,740	$882,055	$(125,625)	$1,539,032

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Operating activities:
Net income	$43,179	$75,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,675	10,948
Provision/ (credit) for credit losses	3,408	(16,481)
Share based compensation expense	3,861	3,972
Deferred income tax expense	2,290	7,806
Originations of loans held for sale	(177,723)	(194,320)
Proceeds from sales of loans held for sale	172,140	186,995
Gains on sales of loans held for sale	(2,542)	(2,445)
Investment securities gains	—	—
Tax (benefit)/ deficiency associated with share based compensation	516	305
Net increase in accrued interest receivable	(85)	(1,216)
Net increase in other assets	(11,237)	(10,424)
Net decrease in accrued expenses and other liabilities	(25,762)	(6,656)
Other, net	(93)	(191)
Net cash provided by operating activities	20,627	54,291
Investing activities:
Sales/ (purchases) of other investments	2,175	(2,833)
Purchases of investments available-for-sale	(97,453)	—
Proceeds from sales of investment available-for-sale	—	—
Proceeds from maturities, calls and principal payments of investments available-for-sale	90,263	76,412
Proceeds from maturities, calls and principal payments of investments held-to-maturity	10,512	12,337
Net (increase)/ decrease in loans	(119,541)	27,075
Proceeds from the sales of other real estate owned	—	35
Expenditures for premises and equipment	(8,288)	(7,334)
Net cash provided by/ (used in) investing activities	(122,332)	105,692
Financing activities:
Net increase in deposits	344,026	6,243
Net increase/ (decrease) in retail repurchase agreements, federal funds purchased and Federal Reserve Bank borrowings	(299,994)	52,543
Proceeds from FHLB advances	—	2,030,000
Repayment of FHLB advances	(50,000)	(1,980,000)
Proceeds from issuance of common stock	947	1,521
Stock tendered for payment of withholding taxes	(1,519)	(1,821)
Cash dividends paid	(30,943)	(30,574)
Net cash provided by/ (used in) financing activities	(37,483)	77,912
Net increase/ (decrease) in cash and cash equivalents	(139,188)	237,895
Cash and cash equivalents at beginning of period	545,898	192,232
Cash and cash equivalents at end of period	$406,710	$430,127

Supplemental disclosures:
Interest payments	$188,089	$120,491
Income tax payments	11,367	22,750
Transfers from loans to other real estate owned	2,700	—

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

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on the Company's net income and shareholders' equity. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

During the second quarter of 2024, the Company determined that there were no triggering events and completed the qualitative assessment of impairment indicators, which included an assessment of changes in macroeconomic conditions and comparison of the actual operating performance to the forecast used in the most recent annual impairment test. Based on these considerations, the Company concluded that it was more-likely-than-not that the fair value of our reporting units remained above the respective carrying amounts as of June 30, 2024.

Other intangible assets have finite lives and are reviewed for impairment annually. These assets are amortized over their estimated useful lives on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 15 years. Intangible assets are reviewed or analyzed periodically to determine if it appears that their value has diminished beyond the value in the financial statements. The review or analysis of the intangible assets did not indicate that any impairment occurred during the second quarter of 2024.

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

	June 30, 2024				December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
U.S. treasuries and government agencies	$87,052	$—	$(4,093)	$82,959	$101,678	$—	$(4,751)	$96,927
State and municipal	310,073	1	(48,179)	261,895	311,505	1	(43,292)	268,214
Mortgage-backed and asset-backed	829,843	82	(72,933)	756,992	807,636	181	(70,277)	737,540
Total available-for-sale debt securities	$1,226,968	$83	$(125,205)	$1,101,846	$1,220,819	$182	$(118,320)	$1,102,681
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	226,233	—	(38,844)	187,389	236,165	—	(35,754)	200,411
Total held-to-maturity debt securities	$226,233	$—	$(38,844)	$187,389	$236,165	$—	$(35,754)	$200,411
Total debt securities	$1,453,201	$83	$(164,049)	$1,289,235	$1,456,984	$182	$(154,074)	$1,303,092

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at June 30, 2024 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at June 30, 2024. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

All held-to-maturity investments are either issued by a direct governmental entity or a government-sponsored entity and have no historical evidence supporting expected credit losses. Therefore, the Company has estimated these losses at zero and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The available-for-sale and held-to-maturity mortgage-backed securities portfolio at June 30, 2024 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($459.5 million), GNMA, FNMA or FHLMC mortgage-backed securities ($552.4 million) or SBA asset-backed securities ($44.2 million).

Accrued interest receivable on investment securities totaled $5.4 million at both June 30, 2024 and December 31, 2023, and is excluded from the amortized cost and fair value of the securities.

Gross unrealized losses and fair value by length of time that the individual available-for-sale debt securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	June 30, 2024
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	8	$—	$—	$82,959	$4,093	$82,959	$4,093
State and municipal	123	3,935	17	254,490	48,162	258,425	48,179
Mortgage-backed and asset-backed	342	98,381	552	635,082	72,381	733,463	72,933
Total	473	$102,316	$569	$972,531	$124,636	$1,074,847	$125,205

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$—	$—	$96,927	$4,751	$96,927	$4,751
State and municipal	123	4,162	84	262,081	43,208	266,243	43,292
Mortgage-backed and asset-backed	321	22,731	106	691,281	70,171	714,012	70,277
Total	454	$26,893	$190	$1,050,289	$118,130	$1,077,182	$118,320

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

The estimated fair values and amortized costs of available-for-sale and held-to-maturity debt securities by contractual maturity are provided in the following tables:

	June 30, 2024		December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Available-for-sale debt securities
U.S. treasuries and government agencies:
One year or less	$12,581	$12,893	$17,798	$17,979
One to five years	70,378	74,159	79,129	83,699
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	29,274	29,516	22,345	22,793
One to five years	29,372	30,785	33,282	34,288
Five to ten years	54,040	64,547	46,355	54,487
After ten years	149,209	185,225	166,232	199,937
Mortgage-backed and asset-backed:
One year or less	35,077	35,406	20,814	21,111
One to five years	21,428	22,031	29,823	30,666
Five to ten years	269,833	293,333	256,924	280,209
After ten years	430,654	479,073	429,979	475,650
Total available-for-sale debt securities	$1,101,846	$1,226,968	$1,102,681	$1,220,819

	June 30, 2024		December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Held-to-maturity debt securities
Mortgage-backed and asset-backed:
One year or less	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	29,041	32,194	31,434	34,458
After ten years	158,348	194,039	168,977	201,707
Total held-to-maturity debt securities	$187,389	$226,233	$200,411	$236,165

At June 30, 2024 and December 31, 2023, available-for-sale and held-to-maturity debt securities with a book value of $476.8 million and $729.0 million, respectively, were pledged and designated as collateral for certain government deposits, public and trust funds, securities sold under repurchase agreements and other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2024 and December 31, 2023.

Other investments
Other investments are presented in the following table:

(In thousands)	June 30, 2024	December 31, 2023
Federal Reserve Bank stock, at cost	$39,189	$39,125
Federal Home Loan Bank of Atlanta stock, at cost	33,566	35,805
Other	677	677
Total other investments, at cost	$73,432	$75,607

NOTE 3 – LOANS
Outstanding loan balances at June 30, 2024 and December 31, 2023 are net of unearned income, including net deferred loan fees of $7.5 million and $7.0 million, respectively, at the end of each period. Accrued interest receivable of $41.3 million and $41.2 million at June 30, 2024 and December 31, 2023, respectively, are excluded from the amortized cost of the loans.
The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2024	December 31, 2023
Commercial real estate:
Commercial investor real estate	$4,933,329	$5,104,425
Commercial owner-occupied real estate	1,747,708	1,755,235
Commercial AD&C	1,184,296	988,967
Commercial business	1,601,510	1,504,880
Total commercial loans	9,466,843	9,353,507
Residential real estate:
Residential mortgage	1,521,890	1,474,521
Residential construction	78,027	121,419
Consumer	417,161	417,542
Total residential and consumer loans	2,017,078	2,013,482
Total loans	$11,483,921	$11,366,989

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

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
Summary information on the allowance for credit losses on loans for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2024	2023
Balance at beginning of period	$120,865	$136,242
Provision/ (credit) for credit losses - loans (1)	6,292	(14,491)
Loan charge-offs	(1,939)	(2,265)
Loan recoveries	645	801
Net charge-offs	(1,294)	(1,464)
Balance at period end	$125,863	$120,287
 (1) Excludes the total credit to the provision on unfunded loan commitments for the six months ended June 30, 2024 and June 30, 2023 of $2.9 million and $2.0 million, respectively.

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
Collateral dependent loans individually evaluated for credit loss with an allowance	$69,122	$72,179
Collateral dependent loans individually evaluated for credit loss without an allowance	19,645	15,989
Total individually evaluated collateral dependent loans	$88,767	$88,168

Allowance for credit losses related to loans evaluated individually	$23,042	$24,000
Allowance for credit losses related to loans evaluated collectively	102,821	96,865
Total allowance for credit losses - loans	$125,863	$120,865

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2024
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$61,439	$7,536	$8,287	$31,932	$8,890	$729	$2,052	$120,865
Provision/ (credit) for credit losses - loans	2,454	(713)	3,843	(210)	631	(367)	654	6,292
Charge-offs	(1)	—	—	(1,551)	(50)	—	(337)	(1,939)
Recoveries	6	54	306	29	17	—	233	645
Net (charge-offs)/ recoveries	5	54	306	(1,522)	(33)	—	(104)	(1,294)
Balance at end of period	$63,898	$6,877	$12,436	$30,200	$9,488	$362	$2,602	$125,863

Total loans	$4,933,329	$1,747,708	$1,184,296	$1,601,510	$1,521,890	$78,027	$417,161	$11,483,921
Allowance for credit losses on loans to total loans ratio	1.30%	0.39%	1.05%	1.89%	0.62%	0.46%	0.62%	1.10%

Average loans	$5,010,870	$1,740,074	$1,082,134	$1,530,067	$1,505,013	$98,547	$417,372	$11,384,077
Annualized net charge-offs/ (recoveries) to average loans	—%	(0.01)%	(0.06)%	0.20%	—%	—%	0.05%	0.02%

Balance of loans individually evaluated for credit loss	$68,782	$9,403	$2,127	$8,455	$—	$—	$—	$88,767
Allowance related to loans evaluated individually	$16,506	$1,093	$102	$5,341	$—	$—	$—	$23,042
Individual allowance to loans evaluated individually ratio	24.00%	11.62%	4.80%	63.17%	—%	—%	—%	25.96%
Contractual balance of individually evaluated loans	$69,948	$10,488	$2,152	$9,604	$—	$—	$—	$92,192

Balance of loans collectively evaluated for credit loss	$4,864,547	$1,738,305	$1,182,169	$1,593,055	$1,521,890	$78,027	$417,161	$11,395,154
Allowance related to loans evaluated collectively	$47,392	$5,784	$12,334	$24,859	$9,488	$362	$2,602	$102,821
Collective allowance to loans evaluated collectively ratio	0.97%	0.33%	1.04%	1.56%	0.62%	0.46%	0.62%	0.90%

	For the Year Ended December 31, 2023
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242
Provision for credit losses - loans	(3,323)	(4,215)	(10,359)	4,051	(488)	(608)	1,048	(13,894)
Charge-offs	—	—	—	(449)	(160)	—	(2,005)	(2,614)
Recoveries	25	105	—	303	114	—	584	1,131
Net (charge-offs)/ recoveries	25	105	—	(146)	(46)	—	(1,421)	(1,483)
Balance at end of period	$61,439	$7,536	$8,287	$31,932	$8,890	$729	$2,052	$120,865

Total loans	$5,104,425	$1,755,235	$988,967	$1,504,880	$1,474,521	$121,419	$417,542	$11,366,989
Allowance for credit losses on loans to total loans ratio	1.20%	0.43%	0.84%	2.12%	0.60%	0.60%	0.49%	1.06%

Average loans	$5,133,279	$1,766,839	$1,023,669	$1,440,382	$1,380,496	$187,599	$421,963	$11,354,227
Net charge-offs/ (recoveries) to average loans	—%	(0.01)%	—%	0.01%	—%	—%	0.34%	0.01%

Balance of loans individually evaluated for credit loss	$72,218	$4,640	$1,259	$10,051	$—	$—	$—	$88,168
Allowance related to loans evaluated individually	$15,353	$1,159	$102	$7,386	$—	$—	$—	$24,000
Individual allowance to loans evaluated individually ratio	21.26%	24.98%	8.10%	73.49%	—%	—%	—%	27.22%
Contractual balance of individually evaluated loans	$72,712	$5,623	$1,270	$11,500	$—	$—	$—	$91,105

Balance of loans collectively evaluated for credit loss	$5,032,207	$1,750,595	$987,708	$1,494,829	$1,474,521	$121,419	$417,542	$11,278,821
Allowance related to loans evaluated collectively	$46,086	$6,377	$8,185	$24,546	$8,890	$729	$2,052	$96,865
Collective allowance to loans evaluated collectively ratio	0.92%	0.36%	0.83%	1.64%	0.60%	0.60%	0.49%	0.86%

Credit Quality
The following tables provide information on the credit quality of the loan portfolio for the periods indicated below:

	For the Six Months Ended June 30, 2024
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$58,658	$4,640	$1,259	$10,051	$12,332	$443	$4,102	$91,485
Loans placed on non-accrual	1,085	5,076	1,571	1,653	1,168	—	975	11,528
Non-accrual balances transferred to OREO	(2,700)	—	—	—	—	—	—	(2,700)
Non-accrual balances charged-off	(1)	—	—	(1,549)	—	—	—	(1,550)
Net payments or draws	(1,544)	(313)	(703)	(1,700)	(701)	96	(579)	(5,444)
Non-accrual loans brought current	—	—	—	—	(571)	—	(98)	(669)
Balance at end of period	$55,498	$9,403	$2,127	$8,455	$12,228	$539	$4,400	$92,650

	For the Year Ended December 31, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782
Loans placed on non-accrual	62,725	—	2,111	6,271	7,871	449	2,450	81,877
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(441)	(160)	—	(1,757)	(2,358)
Net payments or draws	(14,010)	(379)	(852)	(2,588)	(1,667)	(6)	(1,528)	(21,030)
Non-accrual loans brought current	—	—	—	(513)	(1,151)	—	(122)	(1,786)
Balance at end of period	$58,658	$4,640	$1,259	$10,051	$12,332	$443	$4,102	$91,485

	June 30, 2024
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$4,873,362	$1,736,874	$1,181,407	$1,590,529	$1,497,566	$76,749	$411,670	$11,368,157
30-59 days	3,219	1,160	—	2,339	11,165	739	1,036	19,658
60-89 days	1,250	271	762	187	592	—	55	3,117
Total performing loans	4,877,831	1,738,305	1,182,169	1,593,055	1,509,323	77,488	412,761	11,390,932
Non-performing loans:
Non-accrual loans	55,498	9,403	2,127	8,455	12,228	539	4,400	92,650
Loans greater than 90 days past due	—	—	—	—	339	—	—	339
Total non-performing loans	55,498	9,403	2,127	8,455	12,567	539	4,400	92,989
Total loans	$4,933,329	$1,747,708	$1,184,296	$1,601,510	$1,521,890	$78,027	$417,161	$11,483,921

	December 31, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$5,044,647	$1,748,449	$986,859	$1,494,426	$1,445,785	$118,976	$409,607	$11,248,749
30-59 days	1,120	2,056	849	383	14,026	2,000	3,298	23,732
60-89 days	—	90	—	—	2,036	—	535	2,661
Total performing loans	5,045,767	1,750,595	987,708	1,494,809	1,461,847	120,976	413,440	11,275,142
Non-performing loans:
Non-accrual loans	58,658	4,640	1,259	10,051	12,332	443	4,102	91,485
Loans greater than 90 days past due	—	—	—	20	342	—	—	362
Total non-performing loans	58,658	4,640	1,259	10,071	12,674	443	4,102	91,847
Total loans	$5,104,425	$1,755,235	$988,967	$1,504,880	$1,474,521	$121,419	$417,542	$11,366,989

The following tables present the average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	For the Six Months Ended June 30, 2024
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$56,578	$6,146	$1,314	$8,557	$12,131	$508	$4,171	$89,405
Contractual interest income due on non- accrual loans during the period	$1,769	$190	$40	$320	$313	$13	$200	$2,845

	For the Year Ended December 31, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$28,650	$4,795	$812	$9,640	$10,547	$223	$4,146	$58,813
Contractual interest income due on non- accrual loans during the period	$760	$298	$41	$716	$432	$6	$299	$2,552

There was no interest income recognized on non-accrual loans during the six months ended June 30, 2024. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the six months ended June 30, 2024 new loans placed on non-accrual status totaled $11.5 million and the related amount of reversed uncollected accrued interest was $0.2 million.

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

The following table provides information about credit quality indicators by the year of origination as of June 30, 2024:

	June 30, 2024
	Term Loans by Origination Year(1)						Revolving
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial Investor R/E:
Pass	$195,837	$309,794	$1,301,450	$1,161,385	$577,096	$1,199,951	$27,983	$4,773,496
Special Mention	21,360	5,580	—	309	15,790	23,334	—	66,373
Substandard	32,254	3,585	455	28,244	996	27,926	—	93,460
Doubtful	—	—	—	—	—	—	—	—
Total	$249,451	$318,959	$1,301,905	$1,189,938	$593,882	$1,251,211	$27,983	$4,933,329
Current period gross charge-offs	$—	$—	$—	$1	$—	$—	$—	$1

Commercial Owner-Occupied R/E:
Pass	$91,204	$114,232	$349,017	$307,859	$230,851	$613,978	$5,226	$1,712,367
Special Mention	32	3,460	1,800	58	863	9,844	—	16,057
Substandard	—	570	2,800	2,963	336	12,615	—	19,284
Doubtful	—	—	—	—	—	—	—	—
Total	$91,236	$118,262	$353,617	$310,880	$232,050	$636,437	$5,226	$1,747,708
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$195,714	$300,538	$358,564	$136,334	$4,942	$—	$134,460	$1,130,552
Special Mention	2,121	—	27,994	21,502	—	—	—	51,617
Substandard	122	1,571	434	—	—	—	—	2,127
Doubtful	—	—	—	—	—	—	—	—
Total	$197,957	$302,109	$386,992	$157,836	$4,942	$—	$134,460	$1,184,296
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$190,155	$180,085	$315,120	$181,772	$81,362	$160,139	$445,419	$1,554,052
Special Mention	675	711	3,919	1,689	274	605	20,945	28,818
Substandard	3,111	2,137	1,377	2,576	1,274	2,097	6,068	18,640
Doubtful	—	—	—	—	—	—	—	—
Total	$193,941	$182,933	$320,416	$186,037	$82,910	$162,841	$472,432	$1,601,510
Current period gross charge-offs	$—	$—	$612	$—	$—	$939	$—	$1,551

Residential Mortgage:
Beacon score:
660-850	$15,561	$41,076	$509,458	$395,278	$161,201	$288,775	$—	$1,411,349
600-659	10	1,114	14,701	19,073	3,787	25,967	—	64,652
540-599	—	1,200	2,237	3,140	2,976	10,997	—	20,550
less than 540	—	527	1,306	5,088	1,745	16,673	—	25,339
Total	$15,571	$43,917	$527,702	$422,579	$169,709	$342,412	$—	$1,521,890
Current period gross charge-offs	$—	$—	$—	$50	$—	$—	$—	$50

Residential Construction:
Beacon score:
660-850	$3,544	$27,132	$27,805	$12,201	$2,082	$150	$—	$72,914
600-659	—	—	—	—	—	1,308	—	1,308
540-599	539	—	1,766	—	1,500	—	—	3,805
less than 540	—	—	—	—	—	—	—	—
Total	$4,083	$27,132	$29,571	$12,201	$3,582	$1,458	$—	$78,027
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$5,524	$8,412	$4,209	$1,657	$694	$26,383	$330,123	$377,002
600-659	191	1,731	201	62	60	2,640	15,256	20,141
540-599	4	394	417	122	146	2,617	4,195	7,895
less than 540	68	351	287	256	179	2,593	8,389	12,123
Total	$5,787	$10,888	$5,114	$2,097	$1,079	$34,233	$357,963	$417,161
Current period gross charge-offs	$—	$—	$—	$5	$—	$14	$318	$337

Total loans	$758,026	$1,004,200	$2,925,317	$2,281,568	$1,088,154	$2,428,592	$998,064	$11,483,921
(1) Includes new loan originations, loan renewals and loan extensions.

 The following table provides information about credit quality indicators by the year of origination as of December 31, 2023:

	December 31, 2023
	Term Loans by Origination Year(1)						Revolving
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Investor R/E:
Pass	$405,740	$1,395,973	$1,195,708	$634,361	$511,146	$848,958	$23,653	$5,015,539
Special Mention	9,250	—	316	—	—	1,978	—	11,544
Substandard	30,792	465	30,927	—	—	14,410	748	77,342
Doubtful	—	—	—	—	—	—	—	—
Total	$445,782	$1,396,438	$1,226,951	$634,361	$511,146	$865,346	$24,401	$5,104,425
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$136,072	$361,247	$318,269	$238,761	$235,145	$428,846	$5,621	$1,723,961
Special Mention	406	70	2,240	875	2,267	8,616	—	14,474
Substandard	2,562	3,634	801	343	5,866	3,594	—	16,800
Doubtful	—	—	—	—	—	—	—	—
Total	$139,040	$364,951	$321,310	$239,979	$243,278	$441,056	$5,621	$1,755,235
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$334,918	$288,732	$178,889	$28,954	$—	$—	$155,889	$987,382
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,016	569	—	—	—	—	—	1,585
Doubtful	—	—	—	—	—	—	—	—
Total	$335,934	$289,301	$178,889	$28,954	$—	$—	$155,889	$988,967
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$247,081	$344,034	$202,020	$92,198	$62,413	$118,061	$410,856	$1,476,663
Special Mention	532	45	180	1,037	1,040	294	3,635	6,763
Substandard	6,725	2,073	2,281	917	1,925	1,571	5,962	21,454
Doubtful	—	—	—	—	—	—	—	—
Total	$254,338	$346,152	$204,481	$94,152	$65,378	$119,926	$420,453	$1,504,880
Current period gross charge-offs	$—	$9	$324	$—	$—	$116	$—	$449

Residential Mortgage:
Beacon score:
660-850	$31,853	$476,631	$394,414	$166,387	$41,473	$266,927	$—	$1,377,685
600-659	781	7,022	18,284	2,009	1,882	24,040	—	54,018
540-599	—	1,545	2,698	2,371	1,891	9,377	—	17,882
less than 540	229	2,042	3,351	2,424	2,533	14,357	—	24,936
Total	$32,863	$487,240	$418,747	$173,191	$47,779	$314,701	$—	$1,474,521
Current period gross charge-offs	$—	$—	$43	$—	$10	$107	$—	$160

Residential Construction:
Beacon score:
660-850	$21,975	$68,273	$21,897	$2,478	$150	$—	$—	$114,773
600-659	1,641	500	1,319	1,500	—	1,243	—	6,203
540-599	443	—	—	—	—	—	—	443
less than 540	—	—	—	—	—	—	—	—
Total	$24,059	$68,773	$23,216	$3,978	$150	$1,243	$—	$121,419
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$11,452	$4,960	$1,823	$519	$1,662	$24,543	$333,382	$378,341
600-659	1,209	192	237	425	209	3,954	12,668	18,894
540-599	24	374	87	47	500	2,868	5,920	9,820
less than 540	384	215	132	50	288	2,803	6,615	10,487
Total	$13,069	$5,741	$2,279	$1,041	$2,659	$34,168	$358,585	$417,542
Current period gross charge-offs	$—	$20	$28	$—	$15	$1,735	$207	$2,005

Total loans	$1,245,085	$2,958,596	$2,375,873	$1,175,656	$870,390	$1,776,440	$964,949	$11,366,989
(1) Includes new loan originations, loan renewals and loan extensions.

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

The following table presents the amount of the loans modified during the periods indicated below to borrowers experiencing financial difficulty, disaggregated by the loan portfolio segment, type of modification granted and the financial effect of loans modified:

	For the Three Months Ended June 30, 2024
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$—	$22,938	$—	$22,938	0.5%	—%	4 Months
Commercial Owner-Occupied R/E	—	515	—	515	—%	—%	9 Months
Commercial AD&C	—	—	—	—	—%	—%	—
Commercial Business	8	8,653	91	8,752	0.5%	1.9%	5 Months
All Other loans	—	—	—	—	—%	—%	—
Total	$8	$32,106	$91	$32,205	0.3%

	For the Three Months Ended June 30, 2023
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$28,340	$486	$—	$28,826	0.6%	2.6%	5 Months
Commercial Owner-Occupied R/E	—	2,000	—	2,000	0.1%	—%	8 Months
Commercial AD&C	—	350	—	350	—%	—%	9 Months
Commercial Business	—	858	—	858	0.1%	—%	8 Months
All Other loans	—	—	—	—	—%	—%	—
Total	$28,340	$3,694	$—	$32,034	0.3%

	For the Six Months Ended June 30, 2024
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$—	$34,543	$—	$34,543	0.7%	—%	7 Months
Commercial Owner-Occupied R/E	—	515	—	515	—%	—%	9 Months
Commercial AD&C	—	122	—	122	—%	—%	17 Months
Commercial Business	8	8,788	150	8,946	0.6%	1.4%	7 Months
All Other loans	—	539	—	539	—%	—%	9 Months
Total	$8	$44,507	$150	$44,665	0.4%

	For the Six Months Ended June 30, 2023
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$28,340	$553	$—	$28,893	0.6%	2.6%	5 Months
Commercial Owner-Occupied R/E	—	2,000	—	2,000	0.1%	—%	8 Months
Commercial AD&C	—	350	—	350	—%	—%	9 Months
Commercial Business	—	950	—	950	0.1%	—%	8 Months
All Other loans	—	—	—	—	—%	—%	—
Total	$28,340	$3,853	$—	$32,193	0.3%

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty totaled $0.5 million at June 30, 2024. These commitments are not included in the table above.

The following table presents the performance of loans that have been modified during the periods indicated:

	For the Six Months Ended June 30, 2024
(in thousands)	Current	30-89 days past due	90+ days past due	Total
Commercial Investor R/E	$33,397	$1,146	$—	$34,543
Commercial Owner-Occupied R/E	515	—	—	515
Commercial AD&C	—	—	122	122
Commercial Business	8,896	50	—	8,946
All Other loans	—	—	539	539
Total	$42,808	$1,196	$661	$44,665

	For the Six Months Ended June 30, 2023
(in thousands)	Current	30-89 days past due	90+ days past due	Total
Commercial Investor R/E	$28,680	$213	$—	$28,893
Commercial Owner-Occupied R/E	2,000	—	—	2,000
Commercial AD&C	350	—	—	350
Commercial Business	950	—	—	950
All Other loans	—	—	—	—
Total	$31,980	$213	$—	$32,193

There were no loans that defaulted (defined as new non-accrual or 90 days past due) during the six months ended June 30, 2024 and that had been modified in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension (or a combination thereof) within the previous 12 months preceding the payment default when the debtor was experiencing financial difficulty at the time of the modification.

Other Real Estate Owned
Other real estate owned ("OREO") totaled $2.7 million at June 30, 2024 as compared to none at December 31, 2023. There were $1.4 million in consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2024.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The amount of goodwill by reporting units is presented in the following table:

(In thousands)	Community Banking	Investment Management	Total
Balances at December 31, 2023	$331,689	$31,747	$363,436
No activity	—	—	—
Balances at June 30, 2024	$331,689	$31,747	$363,436

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	June 30, 2024			Weighted Average Remaining Life	December 31, 2023			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(21,681)	$7,357	4.4 years	$29,038	$(20,181)	$8,857	5.5 years
Software intangibles	12,958	(2,186)	10,772	3.8 years	10,422	(183)	10,239	4.8 years
Other identifiable intangibles	13,906	(8,650)	5,256	7.4 years	13,906	(7,949)	5,957	7.7 years
Total amortizing intangible assets	$55,902	$(32,517)	$23,385		$53,366	$(28,313)	$25,053
Non-amortizing intangible assets:
Intangible projects in process(1)	6,702	—	6,702		$3,248	$—	$3,248
Total intangible assets	$62,604	$(32,517)	$30,087		$56,614	$(28,313)	$28,301

Goodwill	$363,436		$363,436		$363,436		$363,436
(1) Capitalized costs on internal-use licensed software-related projects that are currently in the development/implementation phase.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining 2024	$4,348
2025	6,077
2026	4,940
2027	3,897
2028	2,970
Thereafter	1,153
Total amortizing intangible assets	$23,385

NOTE 6 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
Noninterest-bearing deposits	$2,931,405	$2,914,161
Interest-bearing deposits:
Demand	1,433,595	1,463,679
Money market savings	2,848,113	2,628,918
Regular savings	1,678,066	1,275,225
Time deposits of less than $250,000	1,806,327	2,068,259
Time deposits of $250,000 or more	642,722	646,296
Total interest-bearing deposits	8,408,823	8,082,377
Total deposits	$11,340,228	$10,996,538

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

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	June 30, 2024	December 31, 2023
Fixed to floating rate subordinated debt, 3.875%	$200,000	$200,000
Fixed to floating rate subordinated debt, 4.25%	175,000	175,000
Total subordinated debt	375,000	375,000
Less: Debt issuance costs	(3,899)	(4,197)
Long-term borrowings	$371,101	$370,803

Other Borrowings
At June 30, 2024 and December 31, 2023, the Company had $75.0 million of outstanding retail repurchase agreements.

The Company had no outstanding federal funds purchased at June 30, 2024 or December 31, 2023. The available borrowing federal funds capacity under unsecured lines of credit with correspondent banks was $1.2 billion at both June 30, 2024 and December 31, 2023. During the first quarter of 2024, the Company fully paid off $300.0 million of outstanding borrowings through the Federal Reserve's Bank Term Funding Program.

At June 30, 2024, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.6 billion. FHLB availability based on pledged collateral at June 30, 2024 amounted to $3.1 billion, with $500.0 million outstanding. At December 31, 2023, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.6 billion. The availability of FHLB borrowings based on the collateral pledged at December 31, 2023 was $3.1 billion with $550.0 million outstanding.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.4 billion, commercial real estate loans amounting to $3.9 billion, home equity lines of credit (“HELOC”) amounting to $212.5 million, and multifamily loans amounting to $493.1 million at June 30, 2024, as collateral under the borrowing agreement with the FHLB. At December 31, 2023, the Company had pledged collateral of qualifying mortgage loans of $1.4 billion, commercial real estate loans of $4.0 billion, HELOC loans of $209.2 million, and multifamily loans of $538.6 million under the FHLB borrowing agreement.

The Company had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $774.1 million and $651.3 million at June 30, 2024 and December 31, 2023, respectively, collateralized by loans, with no borrowings outstanding at the end of either period.

NOTE 8 – STOCKHOLDERS' EQUITY
On March 30, 2022, the Company's Board of Directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022, the Company repurchased and retired 625,710 common shares at an average price of $39.93 per share for the total cost of $25.0 million. The Company did not repurchase any shares of its common stock during 2023 or during the six months ended June 30, 2024. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

NOTE 9 – SHARE BASED COMPENSATION
On May 22, 2024, the Company's shareholders approved the Sandy Spring Bancorp, Inc. 2024 Equity Plan (the "2024 Plan"), which replaces the Company’s 2015 Omnibus Incentive Plan. The 2024 Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units to officers, employees and non-employee directors. Awards may be subject to performance conditions.

The 2024 Plan authorizes the issuance of up to 700,000 shares of common stock, subject to adjustment, has a term of 10 years, and is administered by the Compensation Committee of the Board of Directors. There were 670,910 shares available for issuance under the 2024 Plan at June 30, 2024.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $2.6 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively, related to restricted stock award grants, restricted stock unit grants and performance share unit grants. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $7.7 million as of June 30, 2024. That cost is expected to be recognized over a weighted average period of approximately 2.08 years.

During the six months ended June 30, 2024, the Company granted 344,748 restricted stock units and performance share units, of which 87,846 units are subject to achievement of certain performance conditions measured over a three-year performance period, and 256,902 restricted stock units are subject to a three year vesting schedule. The Company did not grant any stock options under the 2024 Plan during the six months ended June 30, 2024.

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2024	458,929	$32.90
Granted	344,748	$22.28
Vested	(214,896)	$33.88
Forfeited/ cancelled	(7,542)	$28.03
Non-vested at June 30, 2024	581,239	$26.56

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2024	80,195	$19.07	1.2 years	$621
Granted	—	$—
Exercised	(9,938)	$10.96		$135
Forfeited	—	$—
Expired	(6,468)	$42.28
Balance at June 30, 2024	63,789	$17.97	1.0 year	$516

Exercisable at June 30, 2024	63,789	$17.97	1.0 years	$516

NOTE 10 – PENSION PLAN
Defined Benefit Pension Plan
The Company previously maintained a qualified noncontributory, defined benefit pension plan (the “Plan”).

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Interest cost on projected benefit obligation	$—	$437	$—	$875
Expected return on plan assets	—	(373)	—	(746)
Recognized net actuarial loss	—	226	—	451
Net periodic benefit cost	$—	$290	$—	$580

NOTE 11 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2024	2023	2024	2023
Net income	$22,807	$24,745	$43,179	$75,998
Distributed and undistributed earnings allocated to participating securities	(7)	(33)	(34)	(177)
Net income attributable to common shareholders	$22,800	$24,712	$43,145	$75,821

Total weighted average outstanding shares	45,100	44,894	45,045	44,860
Less: Weighted average participating securities	(13)	(61)	(36)	(104)
Basic weighted average common shares	45,087	44,833	45,009	44,756
Dilutive weighted average common stock equivalents	58	56	104	121
Diluted weighted average common shares	45,145	44,889	45,113	44,877

Basic net income per common share	$0.51	$0.55	$0.96	$1.69
Diluted net income per common share	$0.51	$0.55	$0.96	$1.69

Anti-dilutive shares	75	93	39	30

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains/(Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2024	$(88,169)	$—	$(9,162)	$(97,331)
Other comprehensive loss before reclassification from accumulated other comprehensive loss, net of tax	(5,212)	—	—	(5,212)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	—	549	549
Current period change in other comprehensive loss, net of tax	(5,212)	—	549	(4,663)
Balance at June 30, 2024	$(93,381)	$—	$(8,613)	$(101,994)

(In thousands)	Unrealized Gains/ (Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2023	$(113,513)	$(8,002)	$(10,436)	$(131,951)
Other comprehensive income before reclassification, net of tax	5,347	—	—	5,347
Reclassifications from accumulated other comprehensive income, net of tax	—	336	643	979
Current period change in other comprehensive income, net of tax	5,347	336	643	6,326
Balance at June 30, 2023	$(108,166)	$(7,666)	$(9,793)	$(125,625)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated that had an impact on the Condensed Consolidated Statements of Income:

	Six Months Ended June 30,
(In thousands)	2024	2023
Unrealized gains on available-for-sale debt securities:
Affected line item in the Statements of Income:
Investment securities gains	$—	$—
Income before taxes	—	—
Tax expense	—	—
Net income	$—	$—

Amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity:
Affected line item in the Statements of Income:
Interest and dividends on investment securities (1)	$(736)	$(863)
Income before taxes	(736)	(863)
Tax benefit	187	220
Net loss	$(549)	$(643)

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (2)	$—	$(451)
Income before taxes	—	(451)
Tax benefit	—	115
Net loss	$—	$(336)
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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of lease expense:
Operating lease cost (resulting from lease payments)	$2,577	$2,712	$5,142	$5,427

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$2,796	$2,861	$5,620	$5,749
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$407	$—	$1,402	$703
Acquisitions	$—	$—	$—	$—

			June 30, 2024	December 31, 2023
Supplemental balance sheet information related to leases:
Operating lease ROU assets			$39,180	$40,362
Operating lease liabilities			$46,399	$48,058

Other information related to leases:
Weighted average remaining lease term of operating leases			5.2 years	5.6 years
Weighted average discount rate of operating leases			3.73%	3.61%

ROU assets and lease liabilities are recorded in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. Operating lease cost is recorded in the occupancy expense of premises in the Condensed Consolidated Statements of Income.

At June 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining 2024	$5,624
2025	10,771
2026	10,055
2027	8,629
2028	7,135
Thereafter	9,012
Total undiscounted lease payments	51,226
Less: Present value discount	(4,827)
Lease liability	$46,399

The Company had no operating lease that has not yet commenced operations at June 30, 2024. The Company does not have any lease arrangements with any of its related parties as of June 30, 2024.

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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
(In thousands)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives
Loan Swaps:
Interest Rate Swaps	$504,915	$17,527	$17,527	$495,750	$15,867	$15,867
Mortgage Banking Derivatives:
Interest Rate Lock Commitments	37,473	498	—	16,608	358	—
Forward TBA Contracts	32,500	59	—	11,750	—	102
Total Derivatives	$574,888	$18,084	$17,527	$524,108	$16,225	$15,969

Effect of Derivatives on the Income Statement
The table below presents the changes in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023, respectively.

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Location of Gain/(Loss)	2024	2023	2024	2023
Interest rate lock commitments	Mortgage banking activities	$(1,638)	$(1,274)	$139	$178
Forward TBA contracts	Mortgage banking activities	1,633	1,236	161	(11)
Total		$(5)	$(38)	$300	$167

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

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$18,961	$—	$18,961
Available-for-sale debt securities:
U.S. treasuries and government agencies	—	82,959	—	82,959
State and municipal	—	261,895	—	261,895
Mortgage-backed and asset-backed	—	756,992	—	756,992
Total available-for-sale debt securities	—	1,101,846	—	1,101,846
Interest rate swap agreements	—	17,527	—	17,527
Total assets	$—	$1,138,334	$—	$1,138,334

Liabilities:
Interest rate swap agreements	$—	$(17,527)	$—	$(17,527)
Total liabilities	$—	$(17,527)	$—	$(17,527)
 (1) The outstanding principal balance for residential loans held for sale as of June 30, 2024 was $18.5 million.

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$10,836	$—	$10,836
Investments available-for-sale:
U.S. treasuries and government agencies	—	96,927	—	96,927
State and municipal	—	268,214	—	268,214
Mortgage-backed and asset-backed	—	737,540	—	737,540
Total investments available-for-sale	—	1,102,681	—	1,102,681
Interest rate swap agreements	—	15,867	—	15,867
Total assets	$—	$1,129,384	$—	$1,129,384

Liabilities:
Interest rate swap agreements	$—	$(15,867)	$—	$(15,867)
Total liabilities	$—	$(15,867)	$—	$(15,867)
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

	June 30, 2024
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

At June 30, 2024, collateral dependent loans totaling $88.8 million had an estimated fair value of $65.7 million as a result of individual credit loss allowances of $23.0 million based on the most recent value of the collateral. Collateral dependent loans totaling $88.2 million had an estimated fair value of $64.2 million at December 31, 2023 as a result of individual credit loss allowances of $24.0 million.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	June 30, 2024		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$406,710	$406,710	$406,710	$—	$—
Residential mortgage loans held for sale	18,961	18,961	—	18,961	—
Available-for-sale debt securities	1,101,846	1,101,846	—	1,101,846	—
Held-to-maturity debt securities	226,233	187,389	—	187,389	—
Other investments	73,432	73,432	—	73,432	—
Loans, net of allowance	11,358,058	10,522,647	—	—	10,522,647
Interest rate swap agreements	17,527	17,527	—	17,527	—
Accrued interest receivable	46,668	46,668	46,668	—	—
Bank owned life insurance	169,288	169,288	—	169,288	—

Financial liabilities:
Time deposits	$2,449,049	$2,434,990	$—	$2,434,990	$—
Other deposits	8,891,179	8,891,179	8,891,179	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	75,038	75,038	—	75,038	—
Advances from FHLB	500,000	494,551	—	494,551	—
Subordinated debt	371,101	350,128	—	—	350,128
Interest rate swap agreements	17,527	17,527	—	17,527	—
Accrued interest payable	13,775	13,775	13,775	—	—

			Fair Value Measurements
	December 31, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$545,898	$545,898	$545,898	$—	$—
Residential mortgage loans held for sale	10,836	10,836	—	10,836	—
Investments available-for-sale	1,102,681	1,102,681	—	1,102,681	—
Held-to-maturity debt securities	236,165	200,411	—	200,411	—
Other investments	75,607	75,607	—	75,607	—
Loans, net of allowance	11,246,124	10,476,059	—	—	10,476,059
Interest rate swap agreements	15,867	15,867	—	15,867	—
Accrued interest receivable	46,583	46,583	46,583	—	—
Bank owned life insurance	158,921	158,921	—	158,921	—

Financial liabilities:
Time deposits	$2,714,555	$2,704,013	$—	$2,704,013	$—
Other deposits	8,281,983	8,281,983	8,281,983	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	375,032	375,032	—	375,032	—
Advances from FHLB	550,000	547,271	—	547,271	—
Subordinated debt	370,803	348,185	—	—	348,185
Interest rate swap agreements	15,867	15,867	—	15,867	—
Accrued interest payable	30,367	30,367	30,367	—	—

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

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank. Throughout this report, references to the
“Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Sandy Spring Bancorp, Inc. and its subsidiaries. “Bancorp” refers solely to the parent holding company, and the “Bank” refers solely to Bancorp’s subsidiary bank, Sandy Spring Bank. Bancorp is the bank holding company for the Bank, which is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At both June 30, 2024 and December 31, 2023, the Company had $14.0 billion in total assets. Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

Current Quarter Financial Overview
For the quarter ended June 30, 2024, we reported net income of $22.8 million ($0.51 per diluted common share), compared to net income of $20.4 million ($0.45 per diluted common share) for the first quarter of 2024 and $24.7 million ($0.55 per diluted common share) for the second quarter of 2023. The current quarter's core earnings were $24.4 million ($0.54 per diluted common share), compared to $21.9 million ($0.49 per diluted common share) for the quarter ended March 31, 2024 and $27.1 million ($0.60 per diluted common share) for the quarter ended June 30, 2023. Core earnings exclude the after-tax impact of amortization of intangibles, investment securities gains or losses and other non-recurring or extraordinary items. The current quarter's increase in net income and core earnings as compared to the linked quarter was driven by an increase in non-interest income and net interest income coupled with lower provision for credit losses.

The current quarter reflects the following:

•Total assets at June 30, 2024 increased by 1% to $14.0 billion compared to $13.9 billion at March 31, 2024.

•Total loans increased by $119.6 million or 1% to $11.5 billion as of June 30, 2024 compared to $11.4 billion at March 31, 2024. During the current quarter, we reduced our concentration in the commercial investor real estate segment by $64.5 million, while the AD&C and commercial business loans and lines portfolios increased by $94.0 million and $91.9 million, respectively. Total residential mortgage and consumer loan portfolios remained relatively unchanged during this period.

•Deposits increased $113.0 million or 1% to $11.3 billion at June 30, 2024 compared to $11.2 billion at March 31, 2024, as noninterest-bearing deposits increased by $113.5 million, while interest-bearing deposits were level. Increase in noninterest-bearing deposits was due to higher balances in commercial and small business checking accounts. Within interest-bearing deposits, the $167.6 million and $99.0 million increases in money market and savings accounts, respectively, were fully offset by the $172.5 million reduction in time deposits, of which $154.7 million was related to a reduction in brokered time deposits, and the $94.6 million decline in interest checking accounts. Total deposits, excluding brokered deposits, increased by $271.2 million or 3% quarter-over-quarter and represented 94% of total deposits as of June 30, 2024.

•The ratio of non-performing loans to total loans was 0.81% at June 30, 2024 compared to 0.74% at March 31, 2024 and 0.44% at June 30, 2023. The current quarter's increase in non-performing loans was related to several loans within the commercial owner-occupied real estate segment that were placed on non-accrual status during the current quarter. Net charge-offs for the current quarter totaled $0.2 million.

•Net interest income for the second quarter of 2024 grew $0.9 million or 1% compared to the previous quarter and declined $10.2 million or 11% compared to the second quarter of 2023. During the recent quarter, interest income declined by $0.9 million, while interest expense decreased by $1.8 million.

•The net interest margin was 2.46% for the second quarter of 2024 compared to 2.41% for the first quarter of 2024 and 2.73% for the second quarter of 2023. Compared to the linked quarter, the rate paid on interest-bearing liabilities declined three basis points, while the yield on interest-earning assets increased two basis points.

•Provision for credit losses directly attributable to the funded loan portfolio was $3.0 million for the current quarter compared to $3.3 million in the previous quarter and $4.5 million in the prior year quarter. The current quarter's provision expense is a product of higher individual reserves on collateral-dependent loans along with overall growth of the loan portfolio, partially offset by lower qualitative adjustments due to the reduction in investor commercial real estate loans. In addition, during the current quarter, the reserve for unfunded commitments decreased by $1.9 million as a result of higher utilization rates on lines of credit.

•Non-interest income for the second quarter of 2024 increased by 7% or $1.2 million compared to the linked quarter and grew by 14% or $2.4 million compared to the prior year quarter. The quarter-over-quarter increase was mainly driven by higher BOLI mortality-related income, higher wealth management income, and higher income from mortgage banking activities.

•Non-interest expense for the second quarter of 2024 increased $0.1 million compared to the first quarter of 2024 and declined by $1.0 million or 1% compared to the prior year quarter. The slight increase in non-interest expense quarter-over-quarter was primarily due to higher salaries and benefits and an increase in marketing expenses, which were offset by lower general operating expenses.

•Return on average assets (“ROA”) for the quarter ended June 30, 2024 was 0.66% and return on average tangible common equity (“ROTCE”) was 8.27% compared to 0.58% and 7.39%, respectively, for the first quarter of 2024 and 0.70% and 8.93%, respectively, for the second quarter of 2023. On a non-GAAP basis, the current quarter's core ROA was 0.70% and core ROTCE was 8.27% compared to 0.63% and 7.39%, respectively, for the previous quarter and 0.77% and 9.43%, respectively, for the second quarter of 2023.

•The GAAP efficiency ratio was 68.19% for the second quarter of 2024, compared to 69.60% for the first quarter of 2024 and 64.22% for the second quarter of 2023. The non-GAAP efficiency ratio was 65.31% for the second quarter of 2024 compared to 66.73% for the first quarter of 2024 and 60.68% for the second quarter of 2023. The decrease in non-GAAP efficiency ratio (reflecting an increase in efficiency) in the current quarter compared to the previous quarter was the result of an increase in net revenue from the linked quarter coupled with relatively stable non-interest expense.

Summary of Comparative Second Quarter Results

Balance Sheet and Credit Quality
Total assets stayed relatively unchanged at $14.0 billion at June 30, 2024 compared to June 30, 2023. Total loans increased $114.3 million or 1% to $11.5 billion at June 30, 2024 compared to $11.4 billion at June 30, 2023. Total commercial real estate loans decreased $81.8 million or 1%, driven by the $197.9 million or 4% decline in the commercial investor real estate loans and the $22.4 million or 1% decline in the commercial owner-occupied real estate loans, partially offset by the $138.6 million or 13% increase in the AD&C segment. Total commercial business loans and lines increased $177.9 million or 13%. Total residential mortgage loans grew $136.1 million, while residential construction loans declined $112.7 million due to the migration of construction loans into the residential mortgage portfolio.

Total deposits grew $381.3 million or 3% to $11.3 billion at June 30, 2024 compared to $11.0 billion at June 30, 2023. During this period, total interest-bearing deposits increased $529.8 million or 7%, while noninterest-bearing deposits declined $148.5 million or 5%. Growth within interest-bearing deposit categories was driven by savings accounts, which increased by $946.1 million, which was partially offset by the $366.7 million decrease in time deposit accounts. We reduced our brokered time deposits by $613.4 million year-over-year. Core deposits, which exclude brokered deposits, increased $992.7 million or 10% year-over-year and represented 94% of total deposits as of June 30, 2024 compared to 88% at June 30, 2023, reflecting the stability and strength of the core deposit base. The deposit growth experienced during the preceding twelve months resulted in the loan to deposit ratio declining to 101% at June 30, 2024 from 104% at June 30, 2023. Total uninsured deposits at June 30, 2024 were approximately 36% of total deposits. The Company offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. At June 30, 2024 balances in the Company's reciprocal deposit accounts increased by $142.0 million during the previous twelve months.

Total borrowings declined by $398.9 million or 30% at June 30, 2024 as compared to the previous year. During the first quarter of 2024, we fully paid off $300.0 million of outstanding borrowings through the Federal Reserve Bank's Bank Term Funding Program. Additionally, during the previous twelve months, FHLB advances declined by $100.0 million. At June 30, 2024, available unused sources of liquidity, which consists of available FHLB borrowings, fed funds, available funds through the Federal Reserve Bank's discount window, as well as excess cash and unpledged investment securities totaled $6.3 billion or 154% of uninsured deposits. At June 30, 2024, total cash and cash equivalents were $406.7 million, a decrease of $23.4 million or 5% compared to June 30, 2023.

The tangible common equity ratio increased to 8.85% of tangible assets at June 30, 2024, compared to 8.51% at June 30, 2023. This increase reflected the effect of tangible capital growth of 4% in combination with tangible assets being relatively unchanged during the period.

At June 30, 2024, the Company had a total risk-based capital ratio of 15.49%, a common equity tier 1 risk-based capital ratio of 11.28%, a tier 1 risk-based capital ratio of 11.28%, and a tier 1 leverage ratio of 9.70%. These risk-based capital ratios compare to a total risk-based capital ratio of 14.60%, a common equity tier 1 risk-based capital ratio of 10.65%, a tier 1 risk-based capital ratio of 10.65%, and a tier 1 leverage ratio of 9.42% at June 30, 2023. The increase across all risk-based capital ratios during the current quarter as compared to the prior year quarter was driven by reduced risk weightings applied on certain consumer loan unfunded commitment categories that met the regulatory capital requirements.

Non-performing loans include non-accrual loans and accruing loans 90 days or more past due. Overall credit quality remained stable, as the ratio of non-performing loans to total loans was 0.81% at June 30, 2024 compared to 0.74% at March 31, 2024. These levels of non-performing loans compare to 0.44% at June 30, 2023. At June 30, 2024, non-performing loans totaled $93.0 million, compared to $84.4 million at March 31, 2024 and $49.5 million at June 30, 2023. The current quarter's increase in non-performing loans was mainly related to several loans within the commercial owner-occupied real estate segment, which were placed on non-accrual status during the current period. All of these loans were well secured by collateral and required no individual reserves as of June 30, 2024. Total net charge-offs for the current quarter amounted to $0.2 million compared to $1.1 million for the first quarter of 2024 and $1.8 million for the second quarter of 2023.

At June 30, 2024, the allowance for credit losses was $125.9 million or 1.10% of outstanding loans and 135% of non-performing loans, compared to $123.1 million or 1.08% of outstanding loans and 146% of non-performing loans at the end of the previous quarter, and $120.3 million or 1.06% of outstanding loans and 243% of non-performing loans at the end of the second quarter of 2023. The increase in the allowance for the current quarter compared to the previous quarter mainly reflects higher individual reserves on collateral-dependent non-accrual loans coupled with an overall growth of the loan portfolio experienced during the current quarter, partially offset by lower qualitative adjustments as a result of declines in commercial investor real estate loans.

Quarterly Results of Operations
Net income was $22.8 million ($0.51 per diluted common share) for the three months ended June 30, 2024 compared to $24.7 million ($0.55 per diluted common share) for the prior year quarter. The decline in quarterly net income was primarily attributable to the year-over-year decline in net interest income, as a result of the higher interest rate environment and an associated increase in funding costs, partially offset by lower provision for credit losses, higher non-interest income and lower non-interest expense.

Net interest income decreased $10.2 million or 11% for the second quarter of 2024 compared to the second quarter of 2023, as the $7.0 million growth in interest income was more than offset by interest expense growth of $17.1 million. The provision for credit losses was $1.0 million for the second quarter of 2024 compared to $5.1 million for the second quarter of 2023. Non-interest income for the current quarter increased by 14% or $2.4 million compared to the prior year quarter. This increase was the cumulative result of the increase in wealth management income, higher BOLI mortality-related income, and higher service charges on deposits. Non-interest expense declined $1.0 million or 2% for the second quarter of 2024, compared to the prior year quarter, driven primarily by lower compensation and marketing expenses, partially offset by higher professional expenses.

Results of Operations
For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

We recorded net income of $43.2 million for the six months ended June 30, 2024 compared to net income of $76.0 million for the same period in the prior year. Core earnings were $46.3 million for the six months ended June 30, 2024 compared to $79.4 million for the same period in the prior year. Core earnings exclude the after-tax impact of amortization of intangibles, investment securities gains or losses and other non-recurring or extraordinary items. Year-to-date net income declined as a result of an increase in the provision for credit losses along with lower net interest income, partially offset by higher non-interest income. Pre-tax, pre-provision net income declined to $61.5 million for the six months ended June 30, 2024 compared to $85.5 million for the prior year period as a result of lower net interest income.

Net Interest Income
For the six months ended June 30, 2024, net interest income decreased $28.1 million compared to the prior year period as a result of the $49.8 million increase in interest expense, partially offset by the $21.6 million increase in interest income. Interest expense growth was primarily due to the additional interest expense associated with savings, time deposit and money market accounts. On a tax-equivalent basis, net interest income for the six months ended June 30, 2024 declined to $161.9 million compared to $189.7 million for the six months ended June 30, 2023 as a result of the aforementioned increase in interest expense outpacing the growth in interest income.

Our net interest margin declined to 2.44% for the six months ended June 30, 2024, compared to 2.86% for the prior year period, primarily as a result of higher funding cost due to the higher interest rate environment and market competition for deposits over the period. For the comparative period, the average yield on earning assets improved 33 basis points while the average rate paid on interest-bearing liabilities rose 90 basis points, resulting in margin compression of 42 basis points. During the comparative period, average interest-bearing liabilities grew by 5%, while average interest-earning assets stayed relatively unchanged.

At both June 30, 2024 and June 30, 2023, average total loans comprised 85% of average interest-earnings assets, with an average yield of 5.35% and 5.04%, respectively. In addition, the average yield on investment securities increased to 2.40% for the current year compared to 2.21% for the prior year. These portfolio yield movements resulted in the rise in the overall yield on interest-earnings assets to 5.02% at June 30, 2024 from 4.69% at June 30, 2023.

Average rate paid on average interest-bearing liabilities grew by 90 basis points as the average rate increased from 2.72% for the six months ended June 30, 2023 to 3.62% for the six months ended June 30, 2024 driven by the 112 basis point increase in the average rate paid on interest-bearing deposits, partially offset by the 10 basis point reduction in the average rate paid on borrowings. Average rates paid on interest-bearing deposits increased in all deposit categories. Average interest-bearing deposits increased 9% for the current year compared to the same period for the prior year, driven by a 177% increase in savings accounts. The percentage of average noninterest-bearing deposits to total average deposits decreased to 25% in the current year compared to 30% in the prior year due to declines in commercial and small business checking deposit balances. Reduction in the average rate paid on borrowings during the current year period as compared to the prior year period was driven by lower average rate paid on FHLB advances, which declined from 4.60% to 4.38%.

Consolidated Average Balances, Yields and Rates

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$5,010,870	$118,371	4.75%	$5,141,447	$116,585	4.57%
Commercial owner-occupied real estate loans	1,740,074	41,481	4.79	1,771,369	40,173	4.57
Commercial AD&C loans	1,082,134	44,226	8.22	1,069,927	40,502	7.63
Commercial business loans	1,530,067	52,073	6.84	1,443,030	44,915	6.28
Total commercial loans	9,363,145	256,151	5.50	9,425,773	242,175	5.18
Residential mortgage loans	1,505,013	27,745	3.69	1,330,912	23,375	3.51
Residential construction loans	98,547	2,332	4.76	217,419	3,622	3.36
Consumer loans	417,372	17,040	8.21	423,711	15,912	7.57
Total residential and consumer loans	2,020,932	47,117	4.67	1,972,042	42,909	4.37
Total loans (2)	11,384,077	303,268	5.35	11,397,815	285,084	5.04
Loans held for sale	11,320	437	7.72	12,927	459	7.10
Taxable securities	1,194,561	13,879	2.32	1,293,626	13,856	2.14
Tax-advantaged securities	342,815	4,563	2.66	365,721	4,458	2.44
Total investment securities (3)	1,537,376	18,442	2.40	1,659,347	18,314	2.21
Interest-bearing deposits with banks	419,197	11,210	5.38	299,606	7,608	5.12
Federal funds sold	434	8	3.79	477	8	3.50
Total interest-earning assets	13,352,404	333,365	5.02	13,370,172	311,473	4.69

Less: allowance for credit losses - loans	(121,459)			(127,189)
Cash and due from banks	83,817			95,776
Premises and equipment, net	59,675			69,202
Other assets	634,662			614,403
Total assets	$14,009,099			$14,022,364

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,487,624	$12,602	1.70%	$1,410,797	$6,236	0.89%
Regular savings deposits	1,544,623	27,256	3.55	557,830	2,260	0.82
Money market savings deposits	2,760,165	50,191	3.66	3,170,010	43,854	2.79
Time deposits	2,612,942	57,726	4.44	2,541,784	39,763	3.15
Total interest-bearing deposits	8,405,354	147,775	3.54	7,680,421	92,113	2.42
Federal funds purchased and Federal Reserve Bank borrowings	145,181	3,729	5.16	246,354	6,090	4.99
Repurchase agreements	67,498	709	2.11	59,498	205	0.69
Advances from FHLB	523,077	11,393	4.38	676,823	15,423	4.60
Subordinated debentures	370,935	7,893	4.26	370,334	7,893	4.26
Total borrowings	1,106,691	23,724	4.31	1,353,009	29,611	4.41
Total interest-bearing liabilities	9,512,045	171,499	3.62	9,033,430	121,724	2.72

Noninterest-bearing demand deposits	2,760,458			3,308,256
Other liabilities	154,354			166,861
Stockholders' equity	1,582,242			1,513,817
Total liabilities and stockholders' equity	$14,009,099			$14,022,364

Tax-equivalent net interest income and spread		$161,866	1.40%		$189,749	1.97%
Less: tax-equivalent adjustment		2,238			1,976
Net interest income		$159,628			$187,773

Interest income/earning assets			5.02%			4.69%
Interest expense/earning assets			2.58			1.83
Net interest margin			2.44%			2.86%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.37% and 25.47% for 2024 and 2023, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $2.2 million and $2.0 million in 2024 and 2023, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise tax-equivalent net interest income:

	2024 vs. 2023			2023 vs. 2022
	Increase Or (Decrease)	Due to Change In Average:*		Increase Or (Decrease)	Due to Change In Average:*
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$1,786	$(2,908)	$4,694	$29,803	$16,669	$13,134
Commercial owner-occupied real estate loans	1,308	(689)	1,997	2,331	1,475	856
Commercial AD&C loans	3,724	479	3,245	18,182	(615)	18,797
Commercial business loans	7,158	2,888	4,270	12,741	2,235	10,506
Residential mortgage loans	4,370	3,139	1,231	6,723	5,428	1,295
Residential construction loans	(1,290)	(2,450)	1,160	355	131	224
Consumer loans	1,128	(236)	1,364	8,331	14	8,317
Loans held for sale	(22)	(60)	38	116	(56)	172
Taxable securities	23	(1,093)	1,116	5,119	908	4,211
Tax-exempt securities	105	(285)	390	(1,175)	(1,289)	114
Interest-bearing deposits with banks	3,602	3,195	407	7,137	186	6,951
Federal funds sold	—	—	—	7	—	7
Total tax-equivalent interest income	21,892	1,980	19,912	89,670	25,086	64,584

Interest expense on funding of earning assets:
Interest-bearing demand deposits	6,366	359	6,007	5,664	(35)	5,699
Regular savings deposits	24,996	8,673	16,323	2,219	—	2,219
Money market savings deposits	6,337	(6,182)	12,519	41,732	(159)	41,891
Time deposits	17,963	1,149	16,814	36,410	5,159	31,251
Federal funds purchased and Federal Reserve Bank borrowings	(2,361)	(2,565)	204	5,909	2,426	3,483
Repurchase agreements	504	31	473	131	(59)	190
Advances from FHLB	(4,030)	(3,329)	(701)	15,406	15,333	73
Subordinated debentures	—	—	—	1,709	1,780	(71)
Total interest expense	49,775	(1,864)	51,639	109,180	24,445	84,735
Tax-equivalent net interest income	$(27,883)	$3,844	$(31,727)	$(19,510)	$641	$(20,151)
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company’s total tax-equivalent interest income increased 7% to $333.4 million for the first six months of 2024 compared to $311.5 million for the prior year period as interest income increased in most of the major earning asset categories led by the $14.0 million interest income growth in commercial loans and, to a lesser extent, the $3.6 million growth in interest income earned in interest-bearing deposits with banks. The increase in interest income was driven by commercial loans, predominantly from business loans and lines segment and, to a lesser degree, commercial real estate loans.

Average interest-earning assets were relatively unchanged for the six months ended June 30, 2024 compared to the same period for 2023. During the comparative period, total average commercial real estate loans declined 2%, while average commercial business loans and lines rose 6%. Average residential mortgage loans increased 13% during the same time period predominantly due to a migration of residential construction loans into the mortgage permanent portfolio. Compared to the prior year, the yield on average loans increased 31 basis points. The average balance of the investment portfolio decreased 7% for the first six months of 2024 compared to the first six months of 2023, while interest income increased by 1% due to a 19 basis point increase in the average yield.

Overall, the average yield on interest-earning assets grew to 5.02% for the first six month of 2024 compared to 4.69% for the prior year period as average yields on loans and investment securities increased compared to the same period of the prior year, reflecting general market interest rates during the previous twelve months.

Interest Expense
For the first six months of 2024, interest expense increased by $49.8 million compared to the first six months of 2023, driven by the $55.7 million increase in interest-bearing deposits interest expense, partially offset by the $5.9 million reduction in interest expense on borrowings. This increase from period to period was due to the increase in market interest rates on deposit products coupled with the increase in average balances of interest-bearing deposits. The impact of the rise in rates resulted in the average rate paid on interest-bearing liabilities for the year-to-date rising to 3.62% from 2.72% for the prior year period. During this period, the average balance of saving accounts grew significantly, as our customers moved their funds from noninterest-bearing products to higher yielding deposits accounts to take advantage of competitive deposit rates. Average noninterest-bearing deposits decreased to 25% of average deposits in the current period compared to 30% in the prior year’s first six months.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2024/2023	2024/2023
(Dollars in thousands)	2024	2023	$ Change	% Change
Securities gains	$—	$—	$—	N/M
Service charges on deposit accounts	5,756	4,994	762	15.3
Mortgage banking activities	2,995	3,062	(67)	(2.2)
Wealth management income	20,413	18,023	2,390	13.3
Income from bank owned life insurance	2,976	2,158	818	37.9
Bank card fees	858	865	(7)	(0.8)
Other income	4,956	4,025	931	23.1
Total non-interest income	$37,954	$33,127	$4,827	14.6
 N/M - Not meaningful

For the six months ended June 30, 2024, non-interest income increased 15% to $38.0 million compared to $33.1 million for the six months ended June 30, 2023. This increase is mainly the cumulative result of higher wealth management income driven by higher assets under management and overall favorable market performance during the current year, increased other income due to credit-related fees, higher BOLI mortality-related income, due to receipt of death proceeds during the current period, and higher service fees on deposit accounts.

Further detail of non-interest income activity for the first six months of 2024 versus 2023 is provided as follows:

•Service charges on deposit accounts increased 15% as the growth in service charge income on commercial demand deposit accounts increased 23% along with the 12% increase in returned check charges.
•Income from mortgage banking activities decreased 2% as a result of lower sales volume, which was partially offset by higher margins generated on loan sales during the current year as compared to the prior year.
•Wealth management income, comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiaries, increased by 13% due to favorable market performance and an increase in assets under management. Overall, total assets under management increased to $6.2 billion at June 30, 2024 compared to $5.7 billion at June 30, 2023.
•Bank-owned life insurance income increased 38% as a result of receipt of $0.7 million in death proceeds during the current year.
•Bank card fee income was level during the current year compared to the prior year.
•Other income increased by 23% or $0.9 million, as a result of an increase in lending-related fees.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2024/2023	2024/2023
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$74,519	$79,857	$(5,338)	(6.7)%
Occupancy expense of premises	9,621	9,611	10	0.1
Equipment expense	7,831	7,877	(46)	(0.6)
Marketing	2,030	3,132	(1,102)	(35.2)
Outside data services	6,389	5,367	1,022	19.0
FDIC insurance	5,862	4,513	1,349	29.9
Amortization of intangible assets	4,204	2,575	1,629	63.3
Professional fees and services	9,826	7,845	1,981	25.3
Other expenses	15,828	14,664	1,164	7.9
Total non-interest expense	$136,110	$135,441	$669	0.5

Non-interest expense increased slightly to $136.1 million for the six months ended June 30, 2024, compared to $135.4 million for the six months ended June 30, 2023. The drivers of the increase in non-interest expense were the $2.0 million increase in professional fees, the $1.6 million increase in amortization of intangible assets, the $1.3 million increase in FDIC expense, the $1.2 million increase in other expenses, and the $1.0 million increase in outside data services. These increases were offset by the $5.3 million decrease in salaries and employee benefits and the $1.1 million decrease in marketing expense.

Further detail by category of non-interest expense activity for the first six months of 2024 versus 2023 is provided as follows:

•Salaries and employee benefits, the largest component of non-interest expense, decreased 7% or $5.3 million mainly due to severance payments associated with staffing adjustments made during the prior year.
•Combined occupancy and equipment expenses were level during the current year compared to the prior year.
•Marketing expense decreased 35% due to the prior period's higher advertising costs, which focused on deposit gathering efforts.
•Outside data services expense increased 19% due to the increase in volume-based components of contractual-based services.
•FDIC insurance increased 30% for 2024 as a result of the changes in company specific risk measure values used in the determination of the assessment rate.
•Amortization of intangible assets increased as a result of additional software licensed intangible assets acquired during the current year.
•Professional fees and services grew 25% mainly as a result of an increase in utilization of IT consulting services to assist in the implementation of enhanced data capabilities and various other software platforms.
•Other non-interest expenses increased $1.2 million due to a variety of general operating costs.

Income Taxes
The Company had income tax expense of $14.9 million in the first six months of 2024, compared to income tax expense of $25.9 million in the first six months of 2023, as a result of the decrease in current year-to-date pre-tax earnings compared to the prior year's pre-tax earnings. The effective tax rate for the first six months of 2024 was 25.6%, compared to a tax rate of 25.4% for the same period in 2023. The increase in the current year's effective tax rate is the result of pre-tax income containing a lower proportion of income permanently excludable for income tax purposes compared to the prior year period.

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

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes the amortization of intangibles, and other non-core expenses, such as severance expense and contingent payment expense. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). For the six months ended June 30, 2024, the GAAP efficiency ratio was 68.89% compared to 61.31% for the same period in 2023. The current period's erosion in the GAAP efficiency ratio compared to the prior year period is directly related to the decline in revenues and a slight increase in non-interest expense during the period. The non-GAAP efficiency ratio for the current year was 66.01% compared to 58.73% for the prior year. The current year’s non-GAAP efficiency ratio compared to the prior year indicates a decline in efficiency and is the result of the 10% decrease in non-GAAP revenue combined with the 1% growth in non-GAAP non-interest expense.

In addition, we use pre-tax, pre-provision net income, as a measure of the level of certain recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding/ (subtracting) the provision (credit) for credit losses and the provision for income taxes back to/from net income. This metric declined for the first six months of 2024 compared to the same period for 2023, due primarily to the decline in net interest income.

We have presented core earnings, core earnings per share, core return on average assets ("core ROA") and core return on average tangible common equity ("core ROTCE") in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Core earnings reflect net income exclusive of amortization of intangible assets, investment securities gains or losses and non-recurring or extraordinary items, such as severance expense and contingent payment expense, all net of tax. Core earnings were $46.3 million ($1.03 per diluted common share) for the six months ended June 30, 2024, compared to $79.4 million ($1.77 per diluted common share) for the six months ended June 30, 2023. Average tangible assets and average tangible common equity represent average assets and average stockholders’ equity adjusted for average goodwill and average intangible assets. The ROA for the first six months of 2024 was 0.62% compared to 1.09% for the same period of the prior year. For the six months ended June 30, 2024, the non-GAAP core ROA was 0.66% compared to 1.14% for the same period in the prior year. ROTCE was 7.83% for the first six months of 2024 compared to 13.88% for the first six months of 2023. The non-GAAP core ROTCE was 7.83% for the first six months of 2024 compared to 14.15% for the first six months of 2023.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Pre-tax pre-provision net income:
Net income	$43,179	$75,998
Plus/ (less) non-GAAP adjustments:
Income tax expense	14,885	25,942
Provision/ (credit) for credit losses	3,408	(16,481)
Pre-tax pre-provision net income	$61,472	$85,459

Efficiency ratio (GAAP):
Non-interest expense	$136,110	$135,441

Net interest income plus non-interest income	$197,582	$220,900

Efficiency ratio (GAAP)	68.89%	61.31%

Efficiency ratio (non-GAAP):
Non-interest expense	$136,110	$135,441
Less non-GAAP adjustments:
Amortization of intangible assets	4,204	2,575
Severance expense	—	1,939
Contingent payment expense	—	36
Non-interest expense - as adjusted	$131,906	$130,891

Net interest income plus non-interest income	$197,582	$220,900
Plus non-GAAP adjustment:
Tax-equivalent income	2,238	1,976
Less non-GAAP adjustment:
Investment securities gains	—	—
Net interest income plus non-interest income - as adjusted	$199,820	$222,876

Efficiency ratio (non-GAAP)	66.01%	58.73%

GAAP and Non-GAAP Performance Ratios

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Core earnings (non-GAAP):
Net income	$43,179	$75,998
Plus/ (less) non-GAAP adjustments (net of tax):
Amortization of intangible assets	3,137	1,919
Severance expense	—	1,445
Investment securities gains	—	—
Contingent payment expense	—	27
Core earnings (non-GAAP)	$46,316	$79,389

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	45,113,019	44,876,873

Earnings per diluted common share (GAAP)	$0.96	$1.69
Core earnings per diluted common share (non-GAAP)	$1.03	$1.77

Core return on average assets (non-GAAP):
Average assets (GAAP)	$14,009,099	$14,022,364

Return on average assets (GAAP)	0.62%	1.09%
Core return on average assets (non-GAAP)	0.66%	1.14%

Return/ Core return on average tangible common equity (non-GAAP):
Net Income (GAAP)	$43,179	$75,998
Plus: Amortization of intangible assets (net of tax)	3,137	1,919
Net income before amortization of intangible assets	$46,316	$77,917

Core return on average tangible common equity (non-GAAP):
Average assets (GAAP)	$14,009,099	$14,022,364
Average goodwill	(363,436)	(363,436)
Average other intangible assets, net	(29,567)	(18,724)
Average tangible assets (non-GAAP)	$13,616,096	$13,640,204

Average total stockholders' equity (GAAP)	$1,582,242	$1,513,817
Average goodwill	(363,436)	(363,436)
Average other intangible assets, net	(29,567)	(18,724)
Average tangible common equity (non-GAAP)	$1,189,239	$1,131,657

Return on average tangible common equity (non-GAAP)	7.83%	13.88%
Core return on average tangible common equity (non-GAAP)	7.83%	14.15%

Average tangible common equity to average tangible assets (non-GAAP)	8.73%	8.30%

Results of Operations
For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Net income was $22.8 million ($0.51 per diluted common share) for the three months ended June 30, 2024 compared to $24.7 million ($0.55 per diluted common share) for the prior year quarter. The current quarter's core earnings were $24.4 million ($0.54 per diluted common share) compared to $27.1 million ($0.60 per diluted common share) for the quarter ended June 30, 2023. The decline in the current quarter's net income and core earnings compared to the prior year quarter was the result of lower net interest income, partially offset by a decrease in provision for credit losses along with higher non-interest income, and lower non-interest expense.

Net Interest Income
Net interest income for the second quarter of 2024 decreased $10.2 million or 11% compared to the second quarter of 2023, driven by higher interest expense as a result of higher funding costs, which outpaced growth in interest income. During the past twelve months, the rising interest rate environment was primarily responsible for a $7.0 million increase in interest income. This growth in interest income was more than offset by the $17.1 million growth in interest expense as funding costs have also risen in response to the higher rate environment and significant competition for deposits. Interest income growth occurred in most of the categories of commercial and residential mortgage loans and, to a lesser degree, in consumer loans and investment securities. Interest expense grew during the current quarter compared to the prior year quarter primarily due to the growth in and higher rates paid across all interest-bearing deposit categories, partially offset by lower cost of borrowings.

The net interest margin was 2.46% for the second quarter of 2024 compared to 2.73% for the second quarter of 2023. The contraction of the net interest margin for the current quarter was due to the higher rate paid on interest-bearing liabilities, which outpaced the increase in the yield on interest-earning assets. The overall rate and yield increases were driven by the higher interest rate environment over the preceding twelve months coupled with the competition for deposits in the market, and customers' movement of excess funds out of noninterest-bearing accounts into higher yielding products. As compared to the prior year quarter, the yield on interest-earning assets increased 28 basis points, while the rate paid on interest-bearing liabilities rose 68 basis points resulting in margin compression of 27 basis points. During the comparative period, average interest-earning assets decreased by 1% and average interest-bearing liabilities grew by 2%.

For the quarter ended June 30, 2024, average total loans comprised 86% of average interest-earning assets compared to 85% for the quarter ended June 30, 2023, with average yields of 5.36% and 5.09%, respectively. In addition, the average yield on investment securities increased to 2.48% for the current quarter compared to 2.22% for the prior year quarter. These portfolio yield movements resulted in the rise in the overall average yield on interest-earning assets to 5.03% at June 30, 2024 from 4.75% at June 30, 2023.

The average rate paid on average interest-bearing liabilities grew by 68 basis points as the average rate paid increased from 2.93% for the second quarter of 2023 to 3.61% for the second quarter of 2024, driven by the 90 basis point increase in the average rate paid on interest-bearing deposits, partially offset by the 22 basis point decrease in the average rate paid on borrowings. The increase in the average rate paid on interest-bearing deposits was driven by increases in rates paid in all deposit categories, while the decline in the average rate paid on borrowings reflected the impact of the lower funding cost of advances from the FHLB, as well as the full payoff of outstanding borrowings from the Federal Reserve Bank through the Bank Term Funding Program during the first quarter of 2024. Average interest-bearing deposits increased 9% for the current quarter compared to the same period for the prior year, driven by the 170% increase in average savings accounts. The percentage of average noninterest-bearing deposits to total average deposits decreased to 25% in the current quarter compared to 29% in the second quarter of 2023 due to the decline in commercial checking deposit balances.

Consolidated Average Balances, Yields and Rates
	Three Months Ended June 30,
	2024			2023
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$4,964,406	$58,729	4.76%	$5,146,632	$58,784	4.58%
Commercial owner-occupied real estate loans	1,734,106	20,763	4.82	1,773,039	20,575	4.65
Commercial AD&C loans	1,133,506	22,973	8.15	1,057,205	20,663	7.84
Commercial business loans	1,551,798	26,012	6.74	1,441,489	22,715	6.32
Total commercial loans	9,383,816	128,477	5.51	9,418,365	122,737	5.23
Residential mortgage loans	1,518,748	13,940	3.67	1,353,809	11,957	3.53
Residential construction loans	86,638	1,076	5.00	211,590	1,808	3.43
Consumer loans	417,206	8,499	8.19	423,306	8,325	7.89
Total residential and consumer loans	2,022,592	23,515	4.66	1,988,705	22,090	4.45
Total loans (2)	11,406,408	151,992	5.36	11,407,070	144,827	5.09
Loans held for sale	14,497	309	8.53	17,480	307	7.04
Taxable securities	1,200,676	7,216	2.40	1,289,529	6,848	2.12
Tax-advantaged securities	337,948	2,308	2.73	349,795	2,248	2.57
Total investment securities (3)	1,538,624	9,524	2.48	1,639,324	9,096	2.22
Interest-bearing deposits with banks	332,932	4,424	5.34	359,093	4,922	5.50
Federal funds sold	534	3	2.73	622	4	2.87
Total interest-earning assets	13,292,995	166,252	5.03	13,423,589	159,156	4.75

Less: allowance for credit losses - loans	(123,431)			(117,587)
Cash and due from banks	84,968			96,487
Premises and equipment, net	59,574			70,691
Other assets	642,155			621,473
Total assets	$13,956,261			$14,094,653

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,498,287	$6,701	1.80%	$1,439,418	$3,606	1.00%
Regular savings deposits	1,644,533	14,376	3.52	609,721	1,897	1.25
Money market savings deposits	2,789,038	25,545	3.68	3,041,652	22,516	2.97
Time deposits	2,522,998	27,787	4.43	2,699,276	23,306	3.46
Total interest-bearing deposits	8,454,856	74,409	3.54	7,790,067	51,325	2.64
Federal funds purchased and Federal Reserve Bank borrowings	52,989	737	5.58	320,661	4,007	5.01
Repurchase agreements	62,161	315	2.04	58,382	184	1.26
Advances from FHLB	500,000	5,420	4.36	718,132	8,216	4.59
Subordinated debentures	371,009	3,947	4.25	370,410	3,947	4.26
Total borrowings	986,159	10,419	4.25	1,467,585	16,354	4.47
Total interest-bearing liabilities	9,441,015	84,828	3.61	9,257,652	67,679	2.93

Noninterest-bearing demand deposits	2,790,620			3,137,971
Other liabilities	145,044			163,565
Stockholders' equity	1,579,582			1,535,465
Total liabilities and stockholders' equity	$13,956,261			$14,094,653

Tax-equivalent net interest income and spread		$81,424	1.42%		$91,477	1.82%
Less: tax-equivalent adjustment		1,139			1,006
Net interest income		$80,285			$90,471

Interest income/earning assets			5.03%			4.75%
Interest expense/earning assets			2.57			2.02
Net interest margin			2.46%			2.73%
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

Interest Income
Total tax-equivalent interest income increased $7.1 million for the second quarter of 2024 compared to the prior year quarter, led by the $5.7 million increase in commercial loans interest income. During the comparative period, average interest-earning assets declined by 1% over the prior year quarter as average investment securities declined 6%, while average total loans were flat.

The average yield on interest-earning assets improved to 5.03% for the current quarter compared to 4.75% for the same period of the prior year. Average yields on loans and investment securities for the current quarter increased by 27 and 26 basis points, respectively, compared to the prior year quarter, reflecting general market interest rates during the previous twelve months.

Interest Expense
Interest expense increased $17.1 million in the second quarter of 2024 compared to the second quarter of 2023. The increase from period to period was driven by the increase in market interest rates coupled with the increase in average balances in interest-bearing deposits. The impact of the rise in rates resulted in the average rate on interest-bearing liabilities for the current quarter rising to 3.61% from 2.93% for the prior year quarter. During this period, the total average balance of savings accounts grew significantly as a result of the increase in average rate offered on this product from 1.25% in the prior year quarter to 3.52% in the current year quarter. Increases in rates paid on interest-bearing deposits over the preceding twelve months were partially offset by the lower average rate paid on FHLB advances, which declined to 4.36% in the second quarter of 2024 compared to 4.59% in the second quarter of 2023, as well as the impact of the full payoff of outstanding borrowings through the Federal Reserve Bank's Bank Term Funding Program during the first quarter of 2024.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2024/2023	2024/2023
(Dollars in thousands)	2024	2023	$ Change	% Change
Securities gains	$—	$—	$—	N/M
Service charges on deposit accounts	2,939	2,606	333	12.8
Mortgage banking activities	1,621	1,817	(196)	(10.8)
Wealth management income	10,455	9,031	1,424	15.8
Income from bank owned life insurance	1,816	1,251	565	45.2
Bank card fees	445	447	(2)	(0.4)
Other income	2,311	2,024	287	14.2
Total non-interest income	$19,587	$17,176	$2,411	14.0
N/M - Not meaningful

Total non-interest income for the second quarter of 2024 increased by 14% or $2.4 million compared to the prior year quarter. The current quarter's increase in non-interest income as compared to the prior year quarter was mainly driven by higher wealth management income and BOLI mortality-related income.

Further detail by category of non-interest income activity for the second quarter of 2024 versus the second quarter of 2023 is provided as follows:

•Service charges on deposit accounts increased $0.3 million or 13% as commercial checking accounts service charges and return check charges increased 20% and 7%, respectively.
•Income from mortgage banking activities decreased by $0.2 million or 11% reflecting decreased valuations of mortgage derivative instruments.
•Wealth management income increased $1.4 million or 16% in the second quarter of 2024 compared to the second quarter of 2023 as a result of favorable market performance and growth of assets under management, which increased to $6.2 billion at June 30, 2024 from $5.7 billion at June 30, 2023.
•Income from bank owned life insurance grew $0.6 million or 45% as a result of receipt of death proceeds during the current quarter coupled with increased yields on policies.
•Other income increased $0.3 million or 14% due to higher lending-related fees.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2024/2023	2024/2023
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$37,821	$40,931	$(3,110)	(7.6)%
Occupancy expense of premises	4,805	4,764	41	0.9
Equipment expense	3,868	3,760	108	2.9
Marketing	1,288	1,589	(301)	(18.9)
Outside data services	3,286	2,853	433	15.2
FDIC insurance	2,951	2,375	576	24.3
Amortization of intangible assets	2,135	1,269	866	68.2
Professional fees and services	4,946	4,161	785	18.9
Other expenses	7,004	7,434	(430)	(5.8)
Total non-interest expense	$68,104	$69,136	$(1,032)	(1.5)
N/M - Not meaningful

Total non-interest expense for the second quarter of 2024 decreased by $1.0 million or 1% compared to the second quarter of 2023. The decrease in non-interest expense for the current quarter, as compared to the prior year quarter, was mainly attributable to lower compensation and benefits costs, as the prior year quarter included severance payments related to staffing adjustments. This decrease was partially offset by higher amortization of intangible assets, higher professional fees and an increase in the FDIC insurance expense.

Further detail by category of non-expense income activity for the second quarter of 2024 versus the second quarter of 2023 is provided as follows:

•Salaries and employee benefits, the largest component of non-interest expenses, decreased $3.1 million or 8% driven by declines in salaries and incentive based compensation, as the prior year quarter included severance expenses related to staffing adjustments.
•Occupancy and equipment expenses for the quarter increased a combined 2% as a result of increased software amortization expenses.
•FDIC insurance expense increased $0.6 million as a result of company specific risk measure values used in the determination of the assessment rate.
•Professional fees and services increased 19% primarily due to the increase in utilization of IT consulting services.
•Amortization of intangible assets increased by $0.9 million primarily as a result of an increase in software licensed intangible assets during the current period.
•Other non-interest expense decreased 6% due to a decline in a variety of general operating expenses.

Income Taxes
Income tax expense was $7.9 million in the second quarter of 2024 compared to income tax expense of $8.7 million in the second quarter of 2023. The resulting effective tax rate was 25.8% for the second quarter of 2024 compared to an effective tax rate of 26.0% for the second quarter of 2023. The decrease in the current year's effective tax rate is the result of pre-tax income containing a lower proportion of taxable income compared to the prior year period.

Non-GAAP Financial Measures
The GAAP efficiency ratio in the second quarter of 2024 was 68.19% compared to 64.22% for the second quarter of 2023. The non-GAAP efficiency ratio was 65.31% in the second quarter of 2024 compared to 60.68% in the second quarter of 2023. The increase in both the GAAP and non-GAAP efficiency ratios (reflecting a decrease in efficiency) in the current quarter compared to the second quarter of the prior year were the result of declines in net revenue. Pre-tax pre-provision net income decreased 18% for the current quarter compared to the prior year quarter due to the decline in net interest income.

Current quarter's core earnings were $24.4 million ($0.54 per diluted common share), compared to $27.1 million ($0.60 per diluted common share) for the quarter ended June 30, 2023. Return on average assets for the quarter ended June 30, 2024 was 0.66% and return on average tangible common equity was 8.27% compared to 0.70% and 8.93%, respectively, for the second quarter of 2023. On a non-GAAP basis, the current quarter's core ROA was 0.70% and core ROTCE was 8.27% compared to core ROA of 0.77% and core ROTCE of 9.43% for the second quarter of 2023.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023
Pre-tax pre-provision net income:
Net income	$22,807	$24,745
Plus/ (less) non-GAAP adjustments:
Income tax expense	7,941	8,711
Provision for credit losses	1,020	5,055
Pre-tax pre-provision net income	$31,768	$38,511

Efficiency ratio (GAAP):
Non-interest expense	$68,104	$69,136

Net interest income plus non-interest income	$99,872	$107,647

Efficiency ratio (GAAP)	68.19%	64.22%

Efficiency ratio (non-GAAP):
Non-interest expense	$68,104	$69,136
Less/ (plus) non-GAAP adjustments:
Amortization of intangible assets	2,135	1,269
Severance expense	—	1,939
Non-interest expense - as adjusted	$65,969	$65,928

Net interest income plus non-interest income	$99,872	$107,647
Plus non-GAAP adjustment:
Tax-equivalent income	1,139	1,006
Less non-GAAP adjustment:
Investment securities gains	—	—
Net interest income plus non-interest income - as adjusted	$101,011	$108,653

Efficiency ratio (non-GAAP)	65.31%	60.68%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023
Core earnings (non-GAAP):
Net income (GAAP)	$22,807	$24,745
Plus/ (less) non-GAAP adjustments (net of tax):
Amortization of intangible assets	1,593	946
Severance expense	—	1,445
Investment securities gains	—	—
Core earnings (non-GAAP)	$24,400	$27,136

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	45,145,214	44,888,759

Earnings per diluted common share (GAAP)	$0.51	$0.55
Core earnings per diluted common share (non-GAAP)	$0.54	$0.60

Core return on average assets (non-GAAP):
Average assets (GAAP)	$13,956,261	$14,094,653

Return on average assets (GAAP)	0.66%	0.70%
Core return on average assets (non-GAAP)	0.70%	0.77%

Return/ Core return on average tangible common equity (non-GAAP):
Net Income (GAAP)	$22,807	$24,745
Plus: Amortization of intangible assets (net of tax)	1,593	946
Net income before amortization of intangible assets	$24,400	$25,691

Core return on average tangible common equity (non-GAAP):
Average assets (GAAP)	$13,956,261	$14,094,653
Average goodwill	(363,436)	(363,436)
Average other intangible assets, net	(29,874)	(18,074)
Average tangible assets (non-GAAP)	$13,562,951	$13,713,143

Average total stockholders' equity (GAAP)	$1,579,582	$1,535,465
Average goodwill	(363,436)	(363,436)
Average other intangible assets, net	(29,874)	(18,074)
Average tangible common equity (non-GAAP)	$1,186,272	$1,153,955

Return on average tangible common equity (non-GAAP)	8.27%	8.93%
Core return on average tangible common equity (non-GAAP)	8.27%	9.43%

Average tangible common equity to average tangible assets (non-GAAP)	8.75%	8.41%

FINANCIAL CONDITION
Total assets at June 30, 2024 remained unchanged at $14.0 billion compared to December 31, 2023. Total loan balances increased $116.9 million or 1% compared to December 31, 2023. Commercial investor real estate loans decreased $171.1 million or 3%, while AD&C and commercial business loans and lines grew $195.3 million or 20% and $96.6 million or 6%, respectively, during this period. Total residential mortgage loans increased by 3%, primarily as a result of migration of mortgage construction loans into the mortgage permanent portfolio during the current year. Deposit balances increased to $11.3 billion at June 30, 2024 compared to $11.0 billion at December 31, 2023, driven by the 4% increase in interest-bearing deposits, as a result of offering competitive high yields in savings products along with the growth in money market accounts. The increase in deposits along with the stability of loan balances resulted in the loan-to-deposit ratio declining to 101% at June 30, 2024 from 103% at December 31, 2023.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	June 30, 2024		December 31, 2023		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial investor real estate	$4,933,329	43.0%	$5,104,425	44.9%	$(171,096)	(3.4)
Commercial owner-occupied real estate	1,747,708	15.2	1,755,235	15.4	(7,527)	(0.4)
Commercial AD&C	1,184,296	10.3	988,967	8.7	195,329	19.8
Commercial business	1,601,510	13.9	1,504,880	13.3	96,630	6.4
Total commercial loans	9,466,843	82.4	9,353,507	82.3	113,336	1.2
Residential real estate:
Residential mortgage	1,521,890	13.3	1,474,521	13.0	47,369	3.2
Residential construction	78,027	0.7	121,419	1.1	(43,392)	(35.7)
Consumer	417,161	3.6	417,542	3.6	(381)	(0.1)
Total residential and consumer loans	2,017,078	17.6	2,013,482	17.7	3,596	0.2
Total loans	$11,483,921	100.0%	$11,366,989	100.0%	$116,932	1.0

Total loans increased $116.9 million or 1% to $11.5 billion at June 30, 2024 compared to $11.4 billion at December 31, 2023. Portfolio mix during the first six months of 2024 remained relatively unchanged compared to the prior year-end. During the current year, the commercial AD&C portfolio increased by 20% mainly due to draws on existing loans, while commercial business loans and lines increased by 6%. Commercial investor real estate loans declined by 3% during the current year, as we reduced concentrations in specific industries within this segment. Residential mortgage loans increased by 3% mainly due to migration of residential construction loans into the residential permanent portfolio, as a number of construction projects were completed.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	June 30, 2024		December 31, 2023		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Available-for-sale debt securities, at fair value:
U.S. treasuries and government agencies	$82,959	5.9%	$96,927	6.9%	$(13,968)	(14.4)%
State and municipal	261,895	18.7	268,214	19.0	(6,319)	(2.4)
Mortgage-backed and asset-backed	756,992	54.0	737,540	52.1	19,452	2.6
Total available-for-sale debt securities	1,101,846	78.6	1,102,681	78.0	(835)	(0.1)

Held-to-maturity debt securities, at amortized cost:
Mortgage-backed and asset-backed	226,233	16.1	236,165	16.7	(9,932)	(4.2)
Total held-to-maturity debt securities	226,233	16.1	236,165	16.7	(9,932)	(4.2)

Other investments, at cost:
Federal Reserve Bank stock	39,189	2.8	39,125	2.8	64	0.2
Federal Home Loan Bank of Atlanta stock	33,566	2.4	35,805	2.5	(2,239)	(6.3)
Other	677	0.1	677	—	—	—
Total other investments	73,432	5.3	75,607	5.3	(2,175)	(2.9)
Total securities	$1,401,511	100.0%	$1,414,453	100.0%	$(12,942)	(0.9)

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. Total investment securities, which are a source of liquidity for the Company and a contributor to interest income, decreased 1% from December 31, 2023 to June 30, 2024. Total unrealized losses on investments available-for-sale increased $7.0 million, from $118.1 million at December 31, 2023 to $125.1 million at June 30, 2024, due to higher market interest rates. Unrealized losses on available-for-sale debt securities at June 30, 2024 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at June 30, 2024. These unrealized losses are expected to recover over time as available-for-sale securities approach maturity. We do not intend to sell, nor is it more likely than not that we will be required to sell, these securities, and we have sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At June 30, 2024, 99% of the available-for-sale and held-to-maturity debt securities were invested in Aaa/AAA or Aa/AA-rated securities. The average duration of the portfolio was 4.3 years at June 30, 2024 as compared to 4.6 years at December 31, 2023. Weighted average tax equivalent yield of the total debt securities portfolio was 2.40% at June 30, 2024. The composition and duration of the investment portfolio has resulted in a portfolio with low credit risk that is expected to provide the liquidity needed to meet lending and other funding demands. The portfolio is monitored on a continual basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Other Earning Assets
Residential mortgage loans held for sale increased to $19.0 million at June 30, 2024, compared to $10.8 million at December 31, 2023, as a result of the associated timing of origination and sale volumes that has occurred during the period. We continue to sell a portion of our residential mortgage loan production in the secondary market. The aggregate of interest-bearing deposits with banks and federal funds sold decreased by $141.4 million to $322.2 million at June 30, 2024 compared to December 31, 2023, as during the current year, we fully paid off $300.0 million in outstanding borrowings through the Federal Reserve Bank's Bank Term Funding Program.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	June 30, 2024		December 31, 2023		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$2,931,405	25.8%	$2,914,161	26.5%	$17,244	0.6%
Interest-bearing deposits:
Demand	1,433,595	12.7	1,463,679	13.3	(30,084)	(2.1)
Money market savings	2,848,113	25.1	2,628,918	23.9	219,195	8.3
Regular savings	1,678,066	14.8	1,275,225	11.6	402,841	31.6
Time deposits of less than $250,000	1,806,327	15.9	2,068,259	18.8	(261,932)	(12.7)
Time deposits of $250,000 or more	642,722	5.7	646,296	5.9	(3,574)	(0.6)
Total interest-bearing deposits	8,408,823	74.2	8,082,377	73.5	326,446	4.0
Total deposits	$11,340,228	100.0%	$10,996,538	100.0%	$343,690	3.1

Deposits and Borrowings
Total deposits increased $343.7 million or 3% to $11.3 billion at June 30, 2024 from December 31, 2023, as interest-bearing deposits grew $326.4 million or 4%, while noninterest-bearing deposits increased $17.2 million or 1%. The growth in interest-bearing deposits was mainly attributable to savings accounts, which increased $402.8 million during the current year. Time deposits declined by $265.5 million, of which $204.5 million was related to a reduction in brokered time deposits. Core deposits, which exclude brokered relationships, increased by $557.7 million or 6% during the current year and represented 94% of total deposits at June 30, 2024 as compared to 92% at December 31, 2023, reflecting strength and stability of the core deposit base. No single commercial or retail client represented more than two percent of total deposits at the end of the current period.

The total amount of deposits that exceeded the $250,000 insured limit provided by the FDIC was approximately $4.1 billion or 36% of total deposits at June 30, 2024. This estimate is based on the determination of known deposit account relationships of each depositor and the insurance guidelines provided by the FDIC. Commercial accounts represented 80% of uninsured deposits, while retail accounts accounted for 20% of the uninsured deposit total. The commercial deposit mix continues to be well diversified with no significant concentration in one particular industry or single client. Management established strategies to mitigate outflows of uninsured deposits by providing reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits.

Total borrowings during the first six months of 2024 decreased by $349.7 million compared to amounts at December 31, 2023, driven by a full payoff of $300.0 million in outstanding borrowings through the Federal Reserve Bank's Bank Term Funding Program facility. In addition, FHLB advances were reduced by $50.0 million during the current year. The Company currently carries $371.1 million in subordinated debt, which is accounted for as Tier 2 capital in accordance with regulatory guidelines. At June 30, 2024, available unused sources of liquidity, which consists of available FHLB borrowings, fed funds, funds through the Federal Reserve Bank's discount window, as well as excess cash and unpledged investment securities, totaled $6.3 billion or 154% of uninsured deposits.

Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity totaled $1.6 billion at both June 30, 2024 and December 31, 2023. The ratio of average equity to average assets was 11.32% for the quarter ended June 30, 2024, as compared to 10.97% for the quarter ended December 31, 2023.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Value(1)	Well-Capitalized(2)
	June 30, 2024	December 31, 2023
Tier 1 leverage	9.70%	9.51%	4.00%	5.00%

Common equity Tier 1	11.28%	10.90%	4.50%	6.50%

Tier 1 capital to risk-weighted assets	11.28%	10.90%	6.00%	8.00%

Total capital to risk-weighted assets	15.49%	14.92%	8.00%	10.00%
(1)    Minimum requirements to remain adequately capitalized.
(2)    Well-capitalized under prompt corrective action regulations.

As of June 30, 2024, the most recent notification from our primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The increases across all risk-based capital ratios at June 30, 2024 compared to December 31, 2023 were mainly driven by a reduction in risk weightings applied on certain consumer loan unfunded commitment categories that met the regulatory capital requirements coupled with the growth in Tier 1 and total capital during the current year.

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

Tangible common equity increased to 8.85% of tangible assets at June 30, 2024, compared to 8.77% at December 31, 2023. This increase during the current year reflected the impact of the $9.1 million increase in tangible common equity in combination with the $21.6 million reduction in tangible assets.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	June 30, 2024	December 31, 2023
Tangible common equity ratio:
Total stockholders' equity	$1,599,004	$1,588,142
Goodwill	(363,436)	(363,436)
Other intangible assets, net	(30,087)	(28,301)
Tangible common equity	$1,205,481	$1,196,405

Total assets	$14,008,343	$14,028,172
Goodwill	(363,436)	(363,436)
Other intangible assets, net	(30,087)	(28,301)
Tangible assets	$13,614,820	$13,636,435

Outstanding common shares	45,109,671	44,913,561

Tangible common equity ratio	8.85%	8.77%
Book value per common share	$35.45	$35.36
Tangible book value per common share	$26.72	$26.64

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

The level of non-performing loans to total loans stayed unchanged at 0.81% at June 30, 2024 compared to December 31, 2023. Non-performing loans were $93.0 million at June 30, 2024 compared to $91.8 million at December 31, 2023. Loans greater than 90 days or more were $0.3 million and $0.4 million at June 30, 2024 and December 31, 2023, respectively.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of our mortgage loan servicing rights was $0.3 million at both June 30, 2024 and December 31, 2023.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the periods indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$55,498	$58,658
Commercial owner-occupied real estate	9,403	4,640
Commercial AD&C	2,127	1,259
Commercial business	8,455	10,051
Residential real estate:
Residential mortgage	12,228	12,332
Residential construction	539	443
Consumer	4,400	4,102
Total non-accrual loans	92,650	91,485

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	—	20
Residential real estate:
Residential mortgage	339	342
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	339	362
Total non-performing loans	92,989	91,847
Other real estate owned, net	2,700	—
Total non-performing assets	$95,689	$91,847

Non-accrual loans to total loans	0.81%	0.80%
Non-performing loans to total loans	0.81%	0.81%
Non-performing assets to total assets	0.68%	0.65%
Allowance for credit losses to non-accrual loans	135.85%	132.11%
Allowance for credit losses to non-performing loans	135.35%	131.59%

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

For the six months ended June 30, 2024, provision for credit losses was $3.4 million as compared to a credit of $16.5 million for the same period in 2023. The current year's provision was primarily due to adjustments applied to specific industries within the commercial real estate segment during the first quarter of 2024. The prior year's credit to provision was mainly attributable to the improving regional forecasted unemployment rate observed during the first half of 2023, and the declining probability of economic recession.

At June 30, 2024, the allowance for credit losses was $125.9 million as compared to $120.9 million at December 31, 2023. The allowance for credit losses as a percent of total loans was 1.10% and 1.06% at June 30, 2024 and December 31, 2023, respectively. The allowance for credit losses represented 135% of non-performing loans at June 30, 2024 as compared to 132% at December 31, 2023. The allowance attributable to the commercial portfolio represented 1.20% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.62%. With respect to the total commercial portion of the allowance, 27% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 1.89%. The allowance coverage ratio for the investor real estate portfolio increased to 1.30% at June 30, 2024 compared to 1.20% at December 31, 2023 as a result of the incorporation of adjustments to the risk factors related to specific industries. The ratio of the allowance attributable to AD&C loans was 1.05% at the end of the current quarter, compared to 0.84% at December 31, 2023. This increase in the allowance ratio was predominantly the result of an increase in the weighted average remaining life along with the overall growth in AD&C loan portfolio balances.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects our historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and our prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where we determined that foreclosure is probable. Under the current methodology, 60% of the total allowance is attributable to the historical default and loss experience coupled with individual reserves, while 40% of the allowance is attributable to the collective qualitative factors applied to determine the allowance.

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

When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. The balance of collateral-dependent loans individually assessed for the allowance was $88.8 million, with individual allowances of $23.0 million against those loans at June 30, 2024.

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

(In thousands)	June 30, 2024		December 31, 2023
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$63,898	43.0%	$61,439	44.9%
Commercial owner-occupied real estate	6,877	15.2	7,536	15.4
Commercial AD&C	12,436	10.3	8,287	8.7
Commercial business	30,200	13.9	31,932	13.3
Total commercial	113,411	82.4	109,194	82.3
Residential real estate:
Residential mortgage	9,488	13.3	8,890	13.0
Residential construction	362	0.7	729	1.1
Consumer	2,602	3.6	2,052	3.6
Total residential and consumer	12,452	17.6	11,671	17.7
Total allowance for credit losses - loans	$125,863	100.0%	$120,865	100.0%

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2024	December 31, 2023
Balance, January 1	$120,865	$136,242
Provision/ (credit) for credit losses - loans	6,292	(13,894)
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	(1)	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	(1,551)	(449)
Residential real estate:
Residential mortgage	(50)	(160)
Residential construction	—	—
Consumer	(337)	(2,005)
Total charge-offs	(1,939)	(2,614)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	6	25
Commercial owner-occupied real estate	54	105
Commercial AD&C	306	—
Commercial business	29	303
Residential real estate:
Residential mortgage	17	114
Residential construction	—	—
Consumer	233	584
Total recoveries	645	1,131
Net (charge-offs)/ recoveries	(1,294)	(1,483)
Balance, period end	$125,863	$120,865

Annualized net charge-offs/ (recoveries) to average loans	0.02%	0.01%
Allowance for credit losses on loans to loans	1.10%	1.06%

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

The following table presents estimated changes in net interest income utilizing an instantaneous parallel rate shocks in various interest rate scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
June 30, 2024	(1.73%)	(1.29%)	(0.86%)	(0.44%)	0.49%	1.37%	2.46%	3.69%
December 31, 2023	(2.42%)	(1.71%)	(0.99%)	(0.40%)	1.13%	2.09%	2.84%	3.87%

As reflected in the table above, the measures of net interest income at risk at June 30, 2024 stayed relatively stable as compared to December 31, 2023. The modest decrease in net interest income at risk during the current year is a result of a higher proportion of variable rate and soon to be repricing assets and liabilities on the balance sheet compared to year end, in the form of more floating rate loans and more high yield savings accounts.

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

The following table presents estimated changes in net interest income utilizing parallel rate ramps in various interest rate scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
June 30, 2024	(4.75%)	(3.56%)	(2.38%)	(1.23%)	1.05%	2.43%	3.92%	5.44%
December 31, 2023	(1.81%)	(1.24%)	(0.68%)	(0.25%)	0.81%	1.54%	2.22%	2.87%

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

Estimated Changes in Economic Value of Equity at Risk
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
June 30, 2024	(21.19%)	(15.60%)	(9.95%)	(4.66%)	3.34%	5.93%	7.01%	5.50%
December 31, 2023	(24.78%)	(18.31%)	(11.90%)	(5.75%)	5.55%	9.92%	12.93%	12.49%

Overall, the measure of the economic value of equity ("EVE") at risk declined in most of the rate change scenarios from December 31, 2023 to June 30, 2024. The slight decrease in EVE at risk is a reflection of a higher proportion of variable rate and soon to be repricing assets and liabilities.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on a short notice to meet obligations as they arise and to ensure that the we are able to pursue new business opportunities. Accordingly, management evaluates these metrics on a monthly basis to ensure that policy parameters are adequately addressed. We perform liquidity stress testing at least quarterly which includes systemic and idiosyncratic scenarios. Testing at the end of the second quarter of 2024 indicated that the Company demonstrates sufficient liquidity in most severe scenarios. At June 30, 2024, our liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits, to be a relatively stable funding source. Core deposits, which exclude brokered deposit relationships, equaled 94% of total deposits at June 30, 2024. At June 30, 2024, available unused liquidity, which consists of available FHLB borrowings, fed funds, funds through the Federal Reserve Bank's discount window, as well as excess cash and unpledged investment securities totaled $6.3 billion or 154% of uninsured deposits. Under the approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, our liquidity position is measured weekly, looking forward at thirty day intervals from 30 to 360 days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At June 30, 2024, our liquidity and funds availability provides it with the requisite flexibility in funding and other liquidity demands.

Our external sources of funds available that can be drawn upon when required are available lines of credit with the FHLB and the Federal Reserve Bank and correspondent banks. At June 30, 2024, we had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.6 billion. FHLB availability based on pledged collateral at June 30, 2024 amounted to $3.1 billion, with $500.0 million outstanding against it. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $774.1 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2024. In addition, we have federal funds borrowing capacity under unsecured lines of credit with correspondent banks of $1.2 billion with no amount outstanding at June 30, 2024. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2024.

Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Quarterly, management evaluates the capacity to pay dividends under various stress scenarios and provides that recommendation to the Board of Directors. Based on this requirement, as of June 30, 2024, the Bank could have declared a dividend of up to $138.9 million to Bancorp. At June 30, 2024, Bancorp had liquid assets of $124.3 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Commercial real estate development and construction	$390,778	$572,540
Residential real estate-development and construction	624,847	713,903
Real estate-residential mortgage	37,473	16,608
Lines of credit, principally home equity and business lines	2,399,588	2,405,150
Standby letters of credit	90,933	71,817
Total commitments to extend credit and available credit lines	$3,543,619	$3,780,018

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

As of June 30, 2024, the total reserve for unfunded commitments was $1.5 million and is accounted for in other liabilities in the Condensed Consolidated Statements of Financial Condition. See Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, our Board of Directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022, the Company repurchased 625,710 shares of its common stock at an average price of $39.93 per share. The Company did not repurchase any shares of its common stock during 2023 or the year ended June 30, 2024. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information
During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

SANDY SPRING BANCORP, INC.
(Registrant)

By: /s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Date: August 9, 2024

By: /s/ Charles S. Cullum
Charles S. Cullum
Executive Vice President and Chief Financial Officer

Date: August 9, 2024