Form 10-Q
period 2024-09-30
SANDY SPRING BANCORP INC
filed 2024-11-08
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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
The number of outstanding shares of common stock as of November 5, 2024

Common stock, $1.00 par value – 45,135,694 shares

SANDY SPRING BANCORP, INC.

Part I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION – UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Assets:
Cash and due from banks	$109,583	$82,257
Federal funds sold	—	245
Interest-bearing deposits with banks	640,763	463,396
Cash and cash equivalents	750,346	545,898
Residential mortgage loans held for sale (at fair value)	21,489	10,836
SBA loans held for sale	425	—
Investments held-to-maturity, at cost (fair value of $189,853 and $200,411, respectively)	220,296	236,165
Investments available-for-sale (at fair value)	1,149,056	1,102,681
Other investments, at cost	71,136	75,607
Total loans	11,491,921	11,366,989
Less: allowance for credit losses - loans	(131,428)	(120,865)
Net loans	11,360,493	11,246,124
Premises and equipment, net	57,249	59,490
Other real estate owned	3,265	—
Accrued interest receivable	45,162	46,583
Goodwill	363,436	363,436
Other intangible assets, net	30,514	28,301
Other assets	310,206	313,051
Total assets	$14,383,073	$14,028,172

Liabilities:
Noninterest-bearing deposits	$2,903,063	$2,914,161
Interest-bearing deposits	8,834,631	8,082,377
Total deposits	11,737,694	10,996,538
Securities sold under retail repurchase agreements	70,767	75,032
Federal Reserve Bank borrowings	—	300,000
Advances from FHLB	450,000	550,000
Subordinated debt	371,251	370,803
Total borrowings	892,018	1,295,835
Accrued interest payable and other liabilities	124,524	147,657
Total liabilities	12,754,236	12,440,030

Stockholders' equity:
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
45,125,078 and 44,913,561 at September 30, 2024 and December 31, 2023, respectively	45,125	44,914
Additional paid in capital	748,202	742,243
Retained earnings	911,411	898,316
Accumulated other comprehensive loss	(75,901)	(97,331)
Total stockholders' equity	1,628,837	1,588,142
Total liabilities and stockholders' equity	$14,383,073	$14,028,172

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$154,339	$147,304	$456,309	$431,305
Interest on mortgage loans held for sale	364	238	801	697
Interest on SBA loans held for sale	2	—	2	—
Interest on deposits with banks	6,191	6,371	17,401	13,979
Interest and dividend income on investment securities:
Taxable	7,440	6,682	21,319	20,538
Tax-advantaged	1,762	1,811	5,385	5,376
Interest on federal funds sold	—	5	8	13
Total interest income	170,098	162,411	501,225	471,908
Interest expense:
Interest on deposits	79,287	63,102	227,062	155,215
Interest on retail repurchase agreements and federal funds purchased	452	4,082	4,890	10,377
Interest on advances from FHLB	5,001	6,200	16,394	21,623
Interest on subordinated debt	3,946	3,946	11,839	11,839
Total interest expense	88,686	77,330	260,185	199,054
Net interest income	81,412	85,081	241,040	272,854
Provision/ (credit) for credit losses	6,316	2,365	9,724	(14,116)
Net interest income after provision/ (credit) for credit losses	75,096	82,716	231,316	286,970
Non-interest income:
Service charges on deposit accounts	3,009	2,704	8,765	7,698
Mortgage banking activities	1,529	1,682	4,524	4,744
Wealth management income	10,738	9,391	31,151	27,414
Income from bank owned life insurance	1,307	845	4,283	3,003
Bank card fees	435	450	1,293	1,315
Other income	2,697	2,319	7,653	6,344
Total non-interest income	19,715	17,391	57,669	50,518
Non-interest expense:
Salaries and employee benefits	41,030	44,853	115,549	124,710
Occupancy expense of premises	4,657	4,609	14,278	14,220
Equipment expense	3,841	3,811	11,672	11,688
Marketing	1,320	729	3,350	3,861
Outside data services	3,025	2,819	9,414	8,186
FDIC insurance	2,773	2,333	8,635	6,846
Amortization of intangible assets	2,323	1,245	6,527	3,820
Professional fees and services	6,577	4,509	16,403	12,354
Other expenses	7,391	7,563	23,219	22,227
Total non-interest expense	72,937	72,471	209,047	207,912
Income before income tax expense	21,874	27,636	79,938	129,576
Income tax expense	5,665	6,890	20,550	32,832
Net income	$16,209	$20,746	$59,388	$96,744

Per share information:
Basic net income per common share	$0.36	$0.46	$1.32	$2.16
Diluted net income per common share	$0.36	$0.46	$1.31	$2.15
Dividends declared per share	$0.34	$0.34	$1.02	$1.02

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS) – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Net income	$16,209	$20,746	$59,388	$96,744
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	34,416	(23,730)	27,432	(16,555)
Related income tax (expense)/ benefit	(8,634)	5,873	(6,862)	4,045
Net investment gains reclassified into earnings	—	—	—	—
Related income tax expense	—	—	—	—
Net effect on other comprehensive income/ (loss)	25,782	(17,857)	20,570	(12,510)

Investments held-to-maturity:
Amortization of unrealized loss transferred from investments available-for-sale	401	451	1,137	1,314
Related income tax benefit	(90)	(127)	(277)	(347)
Net effect on other comprehensive income/ (loss)	311	324	860	967

Defined benefit pension plan:
Amortization of net loss	—	10,286	—	10,737
Related income tax benefit	—	(2,620)	—	(2,735)
Net effect on other comprehensive income/ (loss)	—	7,666	—	8,002
Total other comprehensive income/ (loss)	26,093	(9,867)	21,430	(3,541)
Comprehensive income	$42,302	$10,879	$80,818	$93,203

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at July 1, 2024	$45,110	$745,336	$910,552	$(101,994)	$1,599,004
Net income	—	—	16,209	—	16,209
Other comprehensive income, net of tax	—	—	—	26,093	26,093
Total comprehensive income					42,302
Common stock dividends - $0.34 per share	—	—	(15,350)	—	(15,350)
Stock compensation expense	—	2,580	—	—	2,580
Common stock issued pursuant to:
Stock option plan - 700 shares	1	7	—	—	8
Employee stock purchase plan - 14,006 shares	13	281	—	—	294
Restricted stock vesting, net of tax withholding - 701 shares	1	(2)	—	—	(1)
Balances at September 30, 2024	$45,125	$748,202	$911,411	$(75,901)	$1,628,837

Balances at July 1, 2023	$44,862	$737,740	$882,055	$(125,625)	$1,539,032
Net income	—	—	20,746	—	20,746
Other comprehensive loss, net of tax	—	—	—	(9,867)	(9,867)
Total comprehensive income					10,879
Common stock dividends - $0.34 per share	—	—	(15,289)	—	(15,289)
Stock compensation expense	—	2,762	—	—	2,762
Common stock issued pursuant to:
Stock option plan - 17,179 shares	17	171	—	—	188
Employee stock purchase plan - 15,610 shares	16	326	—	—	342
Balances at September 30, 2023	$44,895	$740,999	$887,512	$(135,492)	$1,537,914

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – UNAUDITED

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity
Balances at January 1, 2024	$44,914	$742,243	$898,316	$(97,331)	$1,588,142
Net income	—	—	59,388	—	59,388
Other comprehensive loss, net of tax	—	—	—	21,430	21,430
Total comprehensive income					80,818
Common stock dividends - $1.02 per share	—	—	(46,293)	—	(46,293)
Stock compensation expense	—	6,441	—	—	6,441
Common stock issued pursuant to:
Stock option plan - 10,638 shares	11	106	—	—	117
Employee stock purchase plan - 49,108 shares	48	965	—	—	1,013
Restricted stock vesting, net of tax withholding - 151,771 shares	152	(1,553)	—	—	(1,401)
Balances at September 30, 2024	$45,125	$748,202	$911,411	$(75,901)	$1,628,837

Balances at January 1, 2023	$44,657	$734,273	$836,789	$(131,951)	$1,483,768
Net income	—	—	96,744	—	96,744
Other comprehensive loss, net of tax	—	—	—	(3,541)	(3,541)
Total comprehensive income					93,203
Common stock dividends - $1.02 per share	—	—	(46,021)	—	(46,021)
Stock compensation expense	—	6,734	—	—	6,734
Common stock issued pursuant to:
Stock option plan - 58,100 shares	58	647	—	—	705
Employee stock purchase plan - 47,149 shares	47	1,139	—	—	1,186
Restricted stock vesting, net of tax withholding - 132,855 shares	133	(1,794)	—	—	(1,661)
Balances at September 30, 2023	$44,895	$740,999	$887,512	$(135,492)	$1,537,914

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Operating activities:
Net income	$59,388	$96,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,196	16,316
Provision/ (credit) for credit losses	9,724	(14,116)
Share based compensation expense	6,441	6,734
Deferred income tax expense	205	4,744
Originations of loans held for sale	(285,227)	(296,913)
Proceeds from sales of loans held for sale	278,391	293,750
Gains on sales of loans held for sale	(4,242)	(4,366)
Gains on sale of other real estate owned	—	(96)
Tax (benefit)/ deficiency associated with share based compensation	513	296
Net (increase)/ decrease in accrued interest receivable	1,421	(3,928)
Net increase in other assets	(6,673)	(10,062)
Net increase/ (decrease) accrued expenses and other liabilities	(25,984)	17,979
Other, net	54	66
Net cash provided by operating activities	53,207	107,148
Investing activities:
Sales/ (purchases) of other investments	4,471	(6,305)
Purchases of investments available-for-sale	(163,868)	—
Proceeds from maturities, calls and principal payments of investments available-for-sale	143,533	120,520
Proceeds from maturities, calls and principal payments of investments held-to-maturity	16,776	19,052
Net (increase)/ decrease in loans	(127,598)	96,764
Proceeds from the sales of other real estate owned	—	481
Expenditures for premises and equipment	(12,801)	(9,914)
Net cash provided by/ (used in) investing activities	(139,487)	220,598
Financing activities:
Net increase in deposits	741,557	198,632
Net increase/ (decrease) in retail repurchase agreements, federal funds purchased and Federal Reserve Bank borrowings	(304,265)	44,614
Proceeds from FHLB advances	—	2,030,000
Repayment of FHLB advances	(100,000)	(2,030,000)
Proceeds from issuance of common stock	1,248	2,051
Stock tendered for payment of withholding taxes	(1,519)	(1,821)
Cash dividends paid	(46,293)	(45,863)
Net cash provided by financing activities	290,728	197,613
Net increase in cash and cash equivalents	204,448	525,359
Cash and cash equivalents at beginning of period	545,898	192,232
Cash and cash equivalents at end of period	$750,346	$717,591

Supplemental disclosures:
Interest payments	$272,069	$170,336
Income tax payments	18,466	27,345
Transfers from loans to other real estate owned	3,265	—

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

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, the interim financial statements do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on the Company's net income and shareholders' equity. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, in addition to affecting the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for credit losses and the related allowance, potential impairment of goodwill or other intangible assets, valuation of investment securities and the determination of whether available-for-sale debt securities with fair values less than amortized costs are impaired and require an allowance for credit losses, valuation of other real estate owned, valuation of share based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, and the calculation of current and deferred income taxes.

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

During the third quarter of 2024, the Company determined that there were no triggering events and completed the qualitative assessment of impairment indicators, which included an assessment of changes in macroeconomic conditions and comparison of the actual operating performance to the forecast used in the most recent annual impairment test. Based on these considerations, the Company concluded that it was more-likely-than-not that the fair value of our reporting units remained above the respective carrying amounts as of September 30, 2024.

On October 21, 2024, Bancorp entered into an Agreement and Plan of Merger with Atlantic Union. Refer to Note 17 for more details on the announced transaction. Management is currently reviewing and evaluating the terms of the transaction and their impact on the goodwill as a part of its annual goodwill impairment assessment.

Other intangible assets have finite lives and are reviewed for impairment annually. These assets are amortized over their estimated useful lives on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 15 years. Intangible assets are reviewed or analyzed periodically to determine if it appears that their value has diminished beyond the value in the financial statements. The review or analysis of the intangible assets did not indicate that any impairment occurred during the third quarter of 2024.

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

	September 30, 2024				December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
U.S. treasuries and government agencies	$87,237	$—	$(2,430)	$84,807	$101,678	$—	$(4,751)	$96,927
State and municipal	303,844	1	(38,656)	265,189	311,505	1	(43,292)	268,214
Mortgage-backed and asset-backed	848,681	1,638	(51,259)	799,060	807,636	181	(70,277)	737,540
Total available-for-sale debt securities	$1,239,762	$1,639	$(92,345)	$1,149,056	$1,220,819	$182	$(118,320)	$1,102,681
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	220,296	—	(30,443)	189,853	236,165	—	(35,754)	200,411
Total held-to-maturity debt securities	$220,296	$—	$(30,443)	$189,853	$236,165	$—	$(35,754)	$200,411
Total debt securities	$1,460,058	$1,639	$(122,788)	$1,338,909	$1,456,984	$182	$(154,074)	$1,303,092

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at September 30, 2024 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at September 30, 2024. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

All held-to-maturity investments are either issued by a direct governmental entity or a government-sponsored entity and have no historical evidence supporting expected credit losses. Therefore, the Company has estimated these losses at zero and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The available-for-sale and held-to-maturity mortgage-backed securities portfolio at September 30, 2024 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($470.5 million), GNMA, FNMA or FHLMC mortgage-backed securities ($556.0 million) or SBA asset-backed securities ($42.5 million).

Accrued interest receivable on investment securities totaled $6.3 million at September 30, 2024 and $5.4 million at December 31, 2023, and is excluded from the amortized cost and fair value of the securities.

Gross unrealized losses and fair value by length of time that the individual available-for-sale debt securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	September 30, 2024
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	8	$—	$—	$84,807	$2,430	$84,807	$2,430
State and municipal	118	1,781	167	250,438	38,489	252,219	38,656
Mortgage-backed and asset-backed	328	94,330	401	607,324	50,858	701,654	51,259
Total	454	$96,111	$568	$942,569	$91,777	$1,038,680	$92,345

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$—	$—	$96,927	$4,751	$96,927	$4,751
State and municipal	123	4,162	84	262,081	43,208	266,243	43,292
Mortgage-backed and asset-backed	321	22,731	106	691,281	70,171	714,012	70,277
Total	454	$26,893	$190	$1,050,289	$118,130	$1,077,182	$118,320

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

The estimated fair values and amortized costs of available-for-sale and held-to-maturity debt securities by contractual maturity are provided in the following tables:

	September 30, 2024		December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Available-for-sale debt securities
U.S. treasuries and government agencies:
One year or less	$36,945	$37,703	$17,798	$17,979
One to five years	47,862	49,534	79,129	83,699
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	28,604	28,708	22,345	22,793
One to five years	26,274	27,069	33,282	34,288
Five to ten years	57,006	65,025	46,355	54,487
After ten years	153,305	183,042	166,232	199,937
Mortgage-backed and asset-backed:
One year or less	27,138	27,224	20,814	21,111
One to five years	21,587	21,922	29,823	30,666
Five to ten years	265,069	281,025	256,924	280,209
After ten years	485,266	518,510	429,979	475,650
Total available-for-sale debt securities	$1,149,056	$1,239,762	$1,102,681	$1,220,819

	September 30, 2024		December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Held-to-maturity debt securities
Mortgage-backed and asset-backed:
One year or less	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	28,886	31,051	31,434	34,458
After ten years	160,967	189,245	168,977	201,707
Total held-to-maturity debt securities	$189,853	$220,296	$200,411	$236,165

At September 30, 2024 and December 31, 2023, available-for-sale and held-to-maturity debt securities with a book value of $435.8 million and $729.0 million, respectively, were pledged and designated as collateral for certain government deposits, public and trust funds, securities sold under repurchase agreements and other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2024 and December 31, 2023.

Other investments
Other investments are presented in the following table:

(In thousands)	September 30, 2024	December 31, 2023
Federal Reserve Bank stock, at cost	$39,268	$39,125
Federal Home Loan Bank of Atlanta stock, at cost	31,191	35,805
Other	677	677
Total other investments, at cost	$71,136	$75,607

NOTE 3 – LOANS
Outstanding loan balances at September 30, 2024 and December 31, 2023 are net of unearned income, including net deferred loan fees of $6.6 million and $7.0 million, respectively, at the end of each period. Accrued interest receivable of $38.9 million and $41.2 million at September 30, 2024 and December 31, 2023, respectively, are excluded from the amortized cost of the loans.
The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2024	December 31, 2023
Commercial real estate:
Commercial investor real estate	$4,868,467	$5,104,425
Commercial owner-occupied real estate	1,737,327	1,755,235
Commercial AD&C	1,255,609	988,967
Commercial business	1,620,926	1,504,880
Total commercial loans	9,482,329	9,353,507
Residential real estate:
Residential mortgage	1,529,786	1,474,521
Residential construction	53,639	121,419
Consumer	426,167	417,542
Total residential and consumer loans	2,009,592	2,013,482
Total loans	$11,491,921	$11,366,989

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

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses
Summary information on the allowance for credit losses on loans for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Balance at beginning of period	$120,865	$136,242
Provision/ (credit) for credit losses - loans (1)	12,602	(11,320)
Loan charge-offs	(2,810)	(2,518)
Loan recoveries	771	956
Net charge-offs	(2,039)	(1,562)
Balance at period end	$131,428	$123,360
 (1) Excludes the total credit to the provision on unfunded loan commitments for the nine months ended September 30, 2024 and September 30, 2023 of $2.9 million and $2.8 million, respectively.

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
Collateral dependent loans individually evaluated for credit loss with an allowance	$96,088	$72,179
Collateral dependent loans individually evaluated for credit loss without an allowance	25,131	15,989
Total individually evaluated collateral dependent loans	$121,219	$88,168

Allowance for credit losses related to loans evaluated individually	$37,326	$24,000
Allowance for credit losses related to loans evaluated collectively	94,102	96,865
Total allowance for credit losses - loans	$131,428	$120,865

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2024
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$61,439	$7,536	$8,287	$31,932	$8,890	$729	$2,052	$120,865
Provision/ (credit) for credit losses - loans	(6,616)	(1,296)	19,008	805	355	(420)	766	12,602
Charge-offs	(401)	—	(135)	(1,803)	(50)	—	(421)	(2,810)
Recoveries	9	81	330	31	52	—	268	771
Net (charge-offs)/ recoveries	(392)	81	195	(1,772)	2	—	(153)	(2,039)
Balance at end of period	$54,431	$6,321	$27,490	$30,965	$9,247	$309	$2,665	$131,428

Total loans	$4,868,467	$1,737,327	$1,255,609	$1,620,926	$1,529,786	$53,639	$426,167	$11,491,921
Allowance for credit losses on loans to total loans ratio	1.12%	0.36%	2.19%	1.91%	0.60%	0.58%	0.63%	1.14%

Average loans	$4,964,914	$1,740,608	$1,139,517	$1,546,498	$1,512,209	$87,177	$418,591	$11,409,514
Annualized net charge-offs/ (recoveries) to average loans	0.01%	(0.01)%	(0.02)%	0.15%	—%	—%	0.05%	0.02%

Balance of loans individually evaluated for credit loss	$70,720	$9,639	$31,816	$9,044	$—	$—	$—	$121,219
Allowance related to loans evaluated individually	$16,286	$1,059	$13,444	$6,537	$—	$—	$—	$37,326
Individual allowance to loans evaluated individually ratio	23.03%	10.99%	42.26%	72.28%	—%	—%	—%	30.79%
Contractual balance of individually evaluated loans	$72,313	$10,803	$31,829	$10,236	$—	$—	$—	$125,181

Balance of loans collectively evaluated for credit loss	$4,797,747	$1,727,688	$1,223,793	$1,611,882	$1,529,786	$53,639	$426,167	$11,370,702
Allowance related to loans evaluated collectively	$38,145	$5,262	$14,046	$24,428	$9,247	$309	$2,665	$94,102
Collective allowance to loans evaluated collectively ratio	0.80%	0.30%	1.15%	1.52%	0.60%	0.58%	0.63%	0.83%

	For the Year Ended December 31, 2023
	Commercial Real Estate				Residential Real Estate
(Dollars in thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance at beginning of period	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242
Provision for credit losses - loans	(3,323)	(4,215)	(10,359)	4,051	(488)	(608)	1,048	(13,894)
Charge-offs	—	—	—	(449)	(160)	—	(2,005)	(2,614)
Recoveries	25	105	—	303	114	—	584	1,131
Net (charge-offs)/ recoveries	25	105	—	(146)	(46)	—	(1,421)	(1,483)
Balance at end of period	$61,439	$7,536	$8,287	$31,932	$8,890	$729	$2,052	$120,865

Total loans	$5,104,425	$1,755,235	$988,967	$1,504,880	$1,474,521	$121,419	$417,542	$11,366,989
Allowance for credit losses on loans to total loans ratio	1.20%	0.43%	0.84%	2.12%	0.60%	0.60%	0.49%	1.06%

Average loans	$5,133,279	$1,766,839	$1,023,669	$1,440,382	$1,380,496	$187,599	$421,963	$11,354,227
Net charge-offs/ (recoveries) to average loans	—%	(0.01)%	—%	0.01%	—%	—%	0.34%	0.01%

Balance of loans individually evaluated for credit loss	$72,218	$4,640	$1,259	$10,051	$—	$—	$—	$88,168
Allowance related to loans evaluated individually	$15,353	$1,159	$102	$7,386	$—	$—	$—	$24,000
Individual allowance to loans evaluated individually ratio	21.26%	24.98%	8.10%	73.49%	—%	—%	—%	27.22%
Contractual balance of individually evaluated loans	$72,712	$5,623	$1,270	$11,500	$—	$—	$—	$91,105

Balance of loans collectively evaluated for credit loss	$5,032,207	$1,750,595	$987,708	$1,494,829	$1,474,521	$121,419	$417,542	$11,278,821
Allowance related to loans evaluated collectively	$46,086	$6,377	$8,185	$24,546	$8,890	$729	$2,052	$96,865
Collective allowance to loans evaluated collectively ratio	0.92%	0.36%	0.83%	1.64%	0.60%	0.60%	0.49%	0.86%

Credit Quality
The following tables provide information on the credit quality of the loan portfolio for the periods indicated below:

	For the Nine Months Ended September 30, 2024
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$58,658	$4,640	$1,259	$10,051	$12,332	$443	$4,102	$91,485
Loans placed on non-accrual	5,342	5,397	31,694	3,087	1,496	—	1,179	48,195
Non-accrual balances transferred to OREO	(3,265)	—	—	—	—	—	—	(3,265)
Non-accrual balances charged-off	(402)	—	(134)	(1,801)	—	—	—	(2,337)
Net payments or draws	(2,755)	(398)	(1,003)	(2,293)	(1,261)	96	(925)	(8,539)
Non-accrual loans brought current	—	—	—	—	(571)	—	(98)	(669)
Balance at end of period	$57,578	$9,639	$31,816	$9,044	$11,996	$539	$4,258	$124,870

	For the Year Ended December 31, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782
Loans placed on non-accrual	62,725	—	2,111	6,271	7,871	449	2,450	81,877
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(441)	(160)	—	(1,757)	(2,358)
Net payments or draws	(14,010)	(379)	(852)	(2,588)	(1,667)	(6)	(1,528)	(21,030)
Non-accrual loans brought current	—	—	—	(513)	(1,151)	—	(122)	(1,786)
Balance at end of period	$58,658	$4,640	$1,259	$10,051	$12,332	$443	$4,102	$91,485

	September 30, 2024
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$4,804,222	$1,726,532	$1,221,424	$1,610,802	$1,503,638	$51,100	$419,921	$11,337,639
30-59 days	5,882	1,156	2,369	1,030	12,826	2,000	1,335	26,598
60-89 days	785	—	—	50	927	—	653	2,415
Total performing loans	4,810,889	1,727,688	1,223,793	1,611,882	1,517,391	53,100	421,909	11,366,652
Non-performing loans:
Non-accrual loans	57,578	9,639	31,816	9,044	11,996	539	4,258	124,870
Loans greater than 90 days past due	—	—	—	—	399	—	—	399
Total non-performing loans	57,578	9,639	31,816	9,044	12,395	539	4,258	125,269
Total loans	$4,868,467	$1,737,327	$1,255,609	$1,620,926	$1,529,786	$53,639	$426,167	$11,491,921

	December 31, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$5,044,647	$1,748,449	$986,859	$1,494,426	$1,445,785	$118,976	$409,607	$11,248,749
30-59 days	1,120	2,056	849	383	14,026	2,000	3,298	23,732
60-89 days	—	90	—	—	2,036	—	535	2,661
Total performing loans	5,045,767	1,750,595	987,708	1,494,809	1,461,847	120,976	413,440	11,275,142
Non-performing loans:
Non-accrual loans	58,658	4,640	1,259	10,051	12,332	443	4,102	91,485
Loans greater than 90 days past due	—	—	—	20	342	—	—	362
Total non-performing loans	58,658	4,640	1,259	10,071	12,674	443	4,102	91,847
Total loans	$5,104,425	$1,755,235	$988,967	$1,504,880	$1,474,521	$121,419	$417,542	$11,366,989

The following tables present the average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	For the Nine Months Ended September 30, 2024
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$56,218	$7,812	$11,500	$8,221	$12,019	$540	$4,223	$100,533
Contractual interest income due on non- accrual loans during the period	$2,677	$394	$144	$491	$463	$20	$310	$4,499

	For the Year Ended December 31, 2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Average non-accrual loans for the period	$28,650	$4,795	$812	$9,640	$10,547	$223	$4,146	$58,813
Contractual interest income due on non- accrual loans during the period	$760	$298	$41	$716	$432	$6	$299	$2,552

There was no interest income recognized on non-accrual loans during the nine months ended September 30, 2024. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the nine months ended September 30, 2024 new loans placed on non-accrual status totaled $48.2 million and the related amount of reversed uncollected accrued interest was $1.4 million.

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

The following table provides information about credit quality indicators by the year of origination as of September 30, 2024:

	September 30, 2024
	Term Loans by Origination Year						Revolving
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial Investor R/E:
Pass	$260,574	$298,081	$1,320,775	$1,124,987	$547,597	$1,135,568	$23,369	$4,710,951
Special Mention	—	—	4,100	—	18,957	37,849	—	60,906
Substandard	—	—	—	32,867	5,881	57,862	—	96,610
Doubtful	—	—	—	—	—	—	—	—
Total	$260,574	$298,081	$1,324,875	$1,157,854	$572,435	$1,231,279	$23,369	$4,868,467
Current period gross charge-offs	$—	$—	$—	$357	$—	$44	$—	$401

Commercial Owner-Occupied R/E:
Pass	$138,665	$107,779	$337,859	$307,138	$225,020	$573,158	$5,826	$1,695,445
Special Mention	—	3,111	1,787	57	953	9,795	—	15,703
Substandard	—	—	2,296	2,895	332	20,656	—	26,179
Doubtful	—	—	—	—	—	—	—	—
Total	$138,665	$110,890	$341,942	$310,090	$226,305	$603,609	$5,826	$1,737,327
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$271,589	$281,782	$324,070	$132,419	$—	$—	$189,667	$1,199,527
Special Mention	—	1,673	—	22,593	—	—	—	24,266
Substandard	—	—	27,994	893	1,571	1,358	—	31,816
Doubtful	—	—	—	—	—	—	—	—
Total	$271,589	$283,455	$352,064	$155,905	$1,571	$1,358	$189,667	$1,255,609
Current period gross charge-offs	$—	$—	$135	$—	$—	$—	$—	$135

Commercial Business:
Pass	$272,957	$158,931	$297,879	$173,027	$76,056	$152,933	$441,806	$1,573,589
Special Mention	364	448	5,800	2,794	269	895	18,557	29,127
Substandard	150	3,173	1,301	1,515	681	5,485	5,905	18,210
Doubtful	—	—	—	—	—	—	—	—
Total	$273,471	$162,552	$304,980	$177,336	$77,006	$159,313	$466,268	$1,620,926
Current period gross charge-offs	$—	$—	$212	$231	$—	$1,360	$—	$1,803

Residential Mortgage:
Beacon score:
660-850	$24,440	$43,161	$520,653	$398,546	$160,929	$277,431	$—	$1,425,160
600-659	647	1,629	8,990	15,456	2,409	24,345	—	53,476
540-599	—	1,497	3,237	2,897	3,126	10,994	—	21,751
less than 540	—	731	2,180	6,283	1,864	18,341	—	29,399
Total	$25,087	$47,018	$535,060	$423,182	$168,328	$331,111	$—	$1,529,786
Current period gross charge-offs	$—	$—	$—	$50	$—	$—	$—	$50

Residential Construction:
Beacon score:
660-850	$7,686	$18,354	$15,032	$6,614	$749	$150	$—	$48,585
600-659	—	—	1,107	—	—	1,308	—	2,415
540-599	539	—	—	—	—	—	—	539
less than 540	100	—	500	—	1,500	—	—	2,100
Total	$8,325	$18,354	$16,639	$6,614	$2,249	$1,458	$—	$53,639
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$12,252	$8,048	$3,801	$1,520	$722	$26,061	$332,190	$384,594
600-659	276	2,069	295	16	36	2,201	16,692	21,585
540-599	62	160	801	154	50	2,048	4,191	7,466
less than 540	89	772	333	253	177	3,084	7,814	12,522
Total	$12,679	$11,049	$5,230	$1,943	$985	$33,394	$360,887	$426,167
Current period gross charge-offs	$—	$4	$—	$5	$—	$16	$396	$421

Total loans	$990,390	$931,399	$2,880,790	$2,232,924	$1,048,879	$2,361,522	$1,046,017	$11,491,921

 The following table provides information about credit quality indicators by the year of origination as of December 31, 2023:

	December 31, 2023
	Term Loans by Origination Year						Revolving
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Investor R/E:
Pass	$405,740	$1,395,973	$1,195,708	$634,361	$511,146	$848,958	$23,653	$5,015,539
Special Mention	9,250	—	316	—	—	1,978	—	11,544
Substandard	30,792	465	30,927	—	—	14,410	748	77,342
Doubtful	—	—	—	—	—	—	—	—
Total	$445,782	$1,396,438	$1,226,951	$634,361	$511,146	$865,346	$24,401	$5,104,425
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$136,072	$361,247	$318,269	$238,761	$235,145	$428,846	$5,621	$1,723,961
Special Mention	406	70	2,240	875	2,267	8,616	—	14,474
Substandard	2,562	3,634	801	343	5,866	3,594	—	16,800
Doubtful	—	—	—	—	—	—	—	—
Total	$139,040	$364,951	$321,310	$239,979	$243,278	$441,056	$5,621	$1,755,235
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$334,918	$288,732	$178,889	$28,954	$—	$—	$155,889	$987,382
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,016	569	—	—	—	—	—	1,585
Doubtful	—	—	—	—	—	—	—	—
Total	$335,934	$289,301	$178,889	$28,954	$—	$—	$155,889	$988,967
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$247,081	$344,034	$202,020	$92,198	$62,413	$118,061	$410,856	$1,476,663
Special Mention	532	45	180	1,037	1,040	294	3,635	6,763
Substandard	6,725	2,073	2,281	917	1,925	1,571	5,962	21,454
Doubtful	—	—	—	—	—	—	—	—
Total	$254,338	$346,152	$204,481	$94,152	$65,378	$119,926	$420,453	$1,504,880
Current period gross charge-offs	$—	$9	$324	$—	$—	$116	$—	$449

Residential Mortgage:
Beacon score:
660-850	$31,853	$476,631	$394,414	$166,387	$41,473	$266,927	$—	$1,377,685
600-659	781	7,022	18,284	2,009	1,882	24,040	—	54,018
540-599	—	1,545	2,698	2,371	1,891	9,377	—	17,882
less than 540	229	2,042	3,351	2,424	2,533	14,357	—	24,936
Total	$32,863	$487,240	$418,747	$173,191	$47,779	$314,701	$—	$1,474,521
Current period gross charge-offs	$—	$—	$43	$—	$10	$107	$—	$160

Residential Construction:
Beacon score:
660-850	$21,975	$68,273	$21,897	$2,478	$150	$—	$—	$114,773
600-659	1,641	500	1,319	1,500	—	1,243	—	6,203
540-599	443	—	—	—	—	—	—	443
less than 540	—	—	—	—	—	—	—	—
Total	$24,059	$68,773	$23,216	$3,978	$150	$1,243	$—	$121,419
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$11,452	$4,960	$1,823	$519	$1,662	$24,543	$333,382	$378,341
600-659	1,209	192	237	425	209	3,954	12,668	18,894
540-599	24	374	87	47	500	2,868	5,920	9,820
less than 540	384	215	132	50	288	2,803	6,615	10,487
Total	$13,069	$5,741	$2,279	$1,041	$2,659	$34,168	$358,585	$417,542
Current period gross charge-offs	$—	$20	$28	$—	$15	$1,735	$207	$2,005

Total loans	$1,245,085	$2,958,596	$2,375,873	$1,175,656	$870,390	$1,776,440	$964,949	$11,366,989

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

The following table presents the amount of the loans modified during the periods indicated below to borrowers experiencing financial difficulty, disaggregated by the loan portfolio segment, type of modification granted and the financial effect of loans modified:

	For the Three Months Ended September 30, 2024
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$—	$29,477	$—	$29,477	0.6%	—%	5 Months
Commercial Owner-Occupied R/E	—	5,504	—	5,504	0.3%	—%	6 Months
Commercial AD&C	1,673	—	—	1,673	0.1%	2.0%	—
Commercial Business	14	16,229	305	16,548	1.0%	1.7%	8 Months
All Other loans	—	—	—	—	—%	—%	—
Total	$1,687	$51,210	$305	$53,202	0.5%

	For the Three Months Ended September 30, 2023
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$748	$4,591	$13,696	$19,035	0.4%	1.6%	7 Months
Commercial Owner-Occupied R/E	—	859	—	859	—%	—%	5 Months
Commercial AD&C	—	—	—	—	—%	—%	—
Commercial Business	—	3,587	—	3,587	0.2%	—%	8 Months
All Other loans	—	—	—	—	—%	—%	—
Total	$748	$9,037	$13,696	$23,481	0.2%

	For the Nine Months Ended September 30, 2024
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$—	$35,924	$—	$35,924	0.7%	—%	11 Months
Commercial Owner-Occupied R/E	—	5,974	—	5,974	0.3%	—%	6 Months
Commercial AD&C	1,673	122	—	1,795	0.1%	2.0%	17 Months
Commercial Business	21	16,520	385	16,926	1.0%	1.8%	13 Months
All Other loans	—	539	—	539	—%	—%	9 Months
Total	$1,694	$59,079	$385	$61,158	0.5%

	For the Nine Months Ended September 30, 2023
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$29,088	$6,998	$13,696	$49,782	1.0%	1.5%	12 Months
Commercial Owner-Occupied R/E	—	3,573	—	3,573	0.2%	—%	10 Months
Commercial AD&C	—	1,039	—	1,039	0.1%	—%	7 Months
Commercial Business	—	5,438	—	5,438	0.4%	—%	13 Months
All Other loans	—	—	—	—	—%	—%	—
Total	$29,088	$17,048	$13,696	$59,832	0.5%

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty totaled $3.4 million at September 30, 2024. These commitments are not included in the table above.

The following table presents the performance of loans that have been modified during the periods indicated:

	For the Nine Months Ended September 30, 2024
(in thousands)	Current	30-89 days past due	90+ days past due	Total
Commercial Investor R/E	$29,458	$4,143	$2,323	$35,924
Commercial Owner-Occupied R/E	5,974	—	—	5,974
Commercial AD&C	1,673	—	122	1,795
Commercial Business	16,395	481	50	16,926
All Other loans	—	—	539	539
Total	$53,500	$4,624	$3,034	$61,158

	For the Nine Months Ended September 30, 2023
(in thousands)	Current	30-89 days past due	90+ days past due	Total
Commercial Investor R/E	$48,548	$1,234	$—	$49,782
Commercial Owner-Occupied R/E	3,234	339	—	3,573
Commercial AD&C	350	689	—	1,039
Commercial Business	5,438	—	—	5,438
All Other loans	—	—	—	—
Total	$57,570	$2,262	$—	$59,832

There were four loans for $2.4 million that defaulted (defined as new non-accrual or 90 days past due) during the nine months ended September 30, 2024 and that had been modified in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension (or a combination thereof) within the previous 12 months preceding the payment default when the debtor was experiencing financial difficulty at the time of the modification.

Other Real Estate Owned
Other real estate owned ("OREO") totaled $3.3 million at September 30, 2024 as compared to none at December 31, 2023. There were $1.0 million in consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2024.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The amount of goodwill by reporting units is presented in the following table:

(In thousands)	Community Banking	Investment Management	Total
Balances at December 31, 2023	$331,689	$31,747	$363,436
No activity	—	—	—
Balances at September 30, 2024	$331,689	$31,747	$363,436

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	September 30, 2024			Weighted Average Remaining Life	December 31, 2023			Weighted Average Remaining Life
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(22,395)	$6,643	4.2 years	$29,038	$(20,181)	$8,857	5.5 years
Software intangibles	18,188	(3,452)	14,736	3.8 years	10,422	(183)	10,239	4.8 years
Other identifiable intangibles	13,906	(8,993)	4,913	7.1 years	13,906	(7,949)	5,957	7.7 years
Total amortizing intangible assets	$61,132	$(34,840)	$26,292		$53,366	$(28,313)	$25,053
Non-amortizing intangible assets:
Intangible projects in process(1)	4,222	—	4,222		$3,248	$—	$3,248
Total intangible assets	$65,354	$(34,840)	$30,514		$56,614	$(28,313)	$28,301

Goodwill	$363,436		$363,436		$363,436		$363,436
(1) Capitalized costs on internal-use licensed software-related projects that are currently in the development/implementation phase.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remaining 2024	$2,533
2025	7,460
2026	6,161
2027	4,928
2028	3,622
Thereafter	1,588
Total amortizing intangible assets	$26,292

NOTE 6 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
Noninterest-bearing deposits	$2,903,063	$2,914,161
Interest-bearing deposits:
Demand	1,456,606	1,463,679
Money market savings	3,033,302	2,628,918
Regular savings	1,744,214	1,275,225
Time deposits of less than $250,000	1,873,594	2,068,259
Time deposits of $250,000 or more	726,915	646,296
Total interest-bearing deposits	8,834,631	8,082,377
Total deposits	$11,737,694	$10,996,538

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

The following table provides information on subordinated debt as of the date indicated:

(In thousands)	September 30, 2024	December 31, 2023
Fixed to floating rate subordinated debt, 3.875%	$200,000	$200,000
Fixed to floating rate subordinated debt, 4.25%	175,000	175,000
Total subordinated debt	375,000	375,000
Less: Debt issuance costs	(3,749)	(4,197)
Long-term borrowings	$371,251	$370,803

Other Borrowings
At September 30, 2024 and December 31, 2023, the Company had $70.8 million of outstanding retail repurchase agreements.

The Company had no outstanding federal funds purchased at September 30, 2024 or December 31, 2023. The available borrowing federal funds capacity under unsecured lines of credit with correspondent banks was $829.0 million at September 30, 2024 and $1.2 billion at December 31, 2023. During the first quarter of 2024, the Company fully paid off $300.0 million of outstanding borrowings through the Federal Reserve's Bank Term Funding Program.

The Company had secured lines of credit available from the Federal Reserve Bank and correspondent banks of $771.8 million and $651.3 million at September 30, 2024 and December 31, 2023, respectively, collateralized by loans, with no borrowings outstanding at the end of either period.

At September 30, 2024, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.4 billion. FHLB availability based on pledged collateral at September 30, 2024 amounted to $3.0 billion, with $450.0 million outstanding. At December 31, 2023, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.6 billion. The availability of FHLB borrowings based on the collateral pledged at December 31, 2023 was $3.1 billion with $550.0 million outstanding.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.4 billion, commercial real estate loans amounting to $3.9 billion, home equity lines of credit (“HELOC”) amounting to $220.9 million, and multifamily loans amounting to $559.3 million at September 30, 2024, as collateral under the borrowing agreement with the FHLB. At December 31, 2023, the Company had pledged collateral of qualifying mortgage loans of $1.4 billion, commercial real estate loans of $4.0 billion, HELOC loans of $209.2 million, and multifamily loans of $538.6 million under the FHLB borrowing agreement.

NOTE 8 – STOCKHOLDERS' EQUITY
On March 30, 2022, the Company's Board of Directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022, the Company repurchased and retired 625,710 common shares at an average price of $39.93 per share for the total cost of $25.0 million. The Company did not repurchase any shares of its common stock during 2023 or during the nine months ended September 30, 2024. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

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

The 2024 Plan authorizes the issuance of up to 700,000 shares of common stock, subject to adjustment, has a term of 10 years, and is administered by the Compensation Committee of the Board of Directors. There were 670,910 shares available for issuance under the 2024 Plan at September 30, 2024.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option, restricted stock, restricted stock unit grant or performance share units. The Company recognized compensation expense of $2.6 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively, and of $6.4 million and $6.7 million for the nine months ended September 30, 2024 and 2023, respectively, related to restricted stock award grants, restricted stock unit grants and performance share unit grants. The total of unrecognized compensation cost related to restricted stock awards, restricted stock unit grants, and performance share unit grants was approximately $6.5 million as of September 30, 2024. That cost is expected to be recognized over a weighted average period of approximately 1.91 years.

During the nine months ended September 30, 2024, the Company granted 344,748 restricted stock units and performance share units, of which 87,846 units are subject to achievement of certain performance conditions measured over a three-year performance period, and 256,902 restricted stock units are subject to a three year vesting schedule. The Company did not grant any stock options under the 2024 Plan during the nine months ended September 30, 2024.

A summary of the activity for the Company’s restricted stock, restricted stock units and performance share units for the period indicated is presented in the following table:

	Number of Common Shares/Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2024	458,929	$32.90
Granted	344,748	$22.28
Vested	(215,642)	$33.87
Forfeited/ cancelled	(8,263)	$27.88
Non-vested at September 30, 2024	579,772	$26.55

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2024	80,195	$19.07	1.2 years	$621
Granted	—	$—
Exercised	(10,638)	$10.96		$150
Forfeited	—	$—
Expired	(6,981)	$41.97
Balance at September 30, 2024	62,576	$17.89	1.0 year	$894

Exercisable at September 30, 2024	62,576	$17.89	1.0 years	$894

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Interest cost on projected benefit obligation	$—	$146	$—	$1,021
Expected return on plan assets	—	(124)	—	(870)
Recognized net actuarial loss	—	75	—	526
Pension settlement expense	—	8,157	—	8,157
Other	—	71	—	71
Net periodic benefit cost	$—	$8,325	$—	$8,905

NOTE 11 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2024	2023	2024	2023
Net income	$16,209	$20,746	$59,388	$96,744
Distributed and undistributed earnings allocated to participating securities	(4)	(27)	(37)	(192)
Net income attributable to common shareholders	$16,205	$20,719	$59,351	$96,552

Total weighted average outstanding shares	45,132	44,940	45,074	44,887
Less: Weighted average participating securities	(12)	(59)	(28)	(89)
Basic weighted average common shares	45,120	44,881	45,046	44,798
Dilutive weighted average common stock equivalents	123	79	110	115
Diluted weighted average common shares	45,243	44,960	45,156	44,913

Basic net income per common share	$0.36	$0.46	$1.32	$2.16
Diluted net income per common share	$0.36	$0.46	$1.31	$2.15

Anti-dilutive shares	3	23	41	38

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains/(Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2024	$(88,169)	$—	$(9,162)	$(97,331)
Other comprehensive loss before reclassification from accumulated other comprehensive loss, net of tax	20,570	—	—	20,570
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	—	860	860
Current period change in other comprehensive loss, net of tax	20,570	—	860	21,430
Balance at September 30, 2024	$(67,599)	$—	$(8,302)	$(75,901)

(In thousands)	Unrealized Gains/ (Losses) on Debt Securities Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2023	$(113,513)	$(8,002)	$(10,436)	$(131,951)
Other comprehensive income before reclassification, net of tax	(12,510)	—	—	(12,510)
Pension termination - final valuation of plan assets	—	1,531	—	1,531
Reclassifications from accumulated other comprehensive income, net of tax	—	6,471	967	7,438
Current period change in other comprehensive income, net of tax	(12,510)	8,002	967	(3,541)
Balance at September 30, 2023	$(126,023)	$—	$(9,469)	$(135,492)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated that had an impact on the Condensed Consolidated Statements of Income:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity:
Affected line item in the Statements of Income:
Interest and dividends on investment securities (1)	$(1,137)	$(1,314)
Income before taxes	(1,137)	(1,314)
Tax benefit	277	347
Net loss	$(860)	$(967)

Amortization of defined benefit pension plan items:
Affected line item in the Statements of Income:
Recognized actuarial loss (2)	$—	$(526)
Pension settlement expense (2)	—	(8,157)
Income before taxes	—	(8,683)
Tax benefit	—	2,212
Net loss	$—	$(6,471)
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

The following table provides information regarding the Company's leases as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of lease expense:
Operating lease cost (resulting from lease payments)	$2,580	$2,668	$7,722	$8,095

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$2,783	$2,862	$8,403	$8,612
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$—	$—	$1,402	$703
Acquisitions	$—	$—	$—	$—

			September 30, 2024	December 31, 2023
Supplemental balance sheet information related to leases:
Operating lease ROU assets			$38,371	$40,362
Operating lease liabilities			$45,385	$48,058

Other information related to leases:
Weighted average remaining lease term of operating leases			5.1 years	5.6 years
Weighted average discount rate of operating leases			3.77%	3.61%

ROU assets and lease liabilities are recorded in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. Operating lease cost is recorded in the occupancy expense of premises in the Condensed Consolidated Statements of Income.

At September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
Remaining 2024	$2,841
2025	10,988
2026	10,305
2027	8,882
2028	7,393
Thereafter	9,591
Total undiscounted lease payments	50,000
Less: Present value discount	(4,615)
Lease liability	$45,385

The Company had no operating lease that has not yet commenced operations at September 30, 2024. The Company does not have any lease arrangements with any of its related parties as of September 30, 2024.

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

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
(In thousands)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives
Loan Swaps:
Interest Rate Swaps	$532,102	$11,806	$11,806	$495,750	$15,867	$15,867
Mortgage Banking Derivatives:
Interest Rate Lock Commitments	26,479	408	—	16,608	358	—
Forward TBA Contracts	28,750	—	7	11,750	—	102
Total Derivatives	$587,331	$12,214	$11,813	$524,108	$16,225	$15,969

Effect of Derivatives on the Income Statement
The table below presents the changes in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023, respectively.

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Location of Gain/(Loss)	2024	2023	2024	2023
Interest rate lock commitments	Mortgage banking activities	$(90)	$(45)	$49	$133
Forward TBA contracts	Mortgage banking activities	(66)	(48)	95	(59)
Total		$(156)	$(93)	$144	$74

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

	September 30, 2024
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$21,489	$—	$21,489
Available-for-sale debt securities:
U.S. treasuries and government agencies	—	84,807	—	84,807
State and municipal	—	265,189	—	265,189
Mortgage-backed and asset-backed	—	799,060	—	799,060
Total available-for-sale debt securities	—	1,149,056	—	1,149,056
Interest rate swap agreements	—	11,806	—	11,806
Total assets	$—	$1,182,351	$—	$1,182,351

Liabilities:
Interest rate swap agreements	$—	$(11,806)	$—	$(11,806)
Total liabilities	$—	$(11,806)	$—	$(11,806)
 (1) The outstanding principal balance for residential loans held for sale as of September 30, 2024 was $21.0 million.

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Residential mortgage loans held for sale (1)	$—	$10,836	$—	$10,836
Investments available-for-sale:
U.S. treasuries and government agencies	—	96,927	—	96,927
State and municipal	—	268,214	—	268,214
Mortgage-backed and asset-backed	—	737,540	—	737,540
Total investments available-for-sale	—	1,102,681	—	1,102,681
Interest rate swap agreements	—	15,867	—	15,867
Total assets	$—	$1,129,384	$—	$1,129,384

Liabilities:
Interest rate swap agreements	$—	$(15,867)	$—	$(15,867)
Total liabilities	$—	$(15,867)	$—	$(15,867)
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

	September 30, 2024
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans(1)	$—	$—	$—	$—	$—
Other real estate owned	—	—	3,265	3,265	—
Total	$—	$—	$3,265	$3,265	$—

December 31, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$—	$—	$—
Other real estate owned	—	—	—	—	—
Total	$—	$—	$—	$—	$—
(1) Represent outstanding collateral-dependent non-accrual loans that were written down to the fair value of the underlying collateral. Fair values are determined using actual market prices (Level 2), independent third-party valuations and borrower records, discounted as appropriate (Level 3).

At September 30, 2024, collateral dependent loans totaling $121.2 million had an estimated fair value of $83.9 million as a result of individual credit loss allowances of $37.3 million based on the most recent value of the collateral. Collateral dependent loans totaling $88.2 million had an estimated fair value of $64.2 million at December 31, 2023 as a result of individual credit loss allowances of $24.0 million.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following tables:

			Fair Value Measurements
	September 30, 2024		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$750,346	$750,346	$750,346	$—	$—
Residential mortgage loans held for sale	21,489	21,489	—	21,489	—
Available-for-sale debt securities	1,149,056	1,149,056	—	1,149,056	—
Held-to-maturity debt securities	220,296	189,853	—	189,853	—
Other investments	71,136	71,136	—	71,136	—
Loans, net of allowance	11,360,493	10,794,898	—	—	10,794,898
Interest rate swap agreements	11,806	11,806	—	11,806	—
Accrued interest receivable	45,162	45,162	45,162	—	—
Bank owned life insurance	170,584	170,584	—	170,584	—

Financial liabilities:
Time deposits	$2,600,509	$2,604,437	$—	$2,604,437	$—
Other deposits	9,137,185	9,137,185	9,137,185	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	70,767	70,767	—	70,767	—
Advances from FHLB	450,000	450,665	—	450,665	—
Subordinated debt	371,251	361,491	—	—	361,491
Interest rate swap agreements	11,806	11,806	—	11,806	—
Accrued interest payable	18,483	18,483	18,483	—	—

			Fair Value Measurements
	December 31, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$545,898	$545,898	$545,898	$—	$—
Residential mortgage loans held for sale	10,836	10,836	—	10,836	—
Investments available-for-sale	1,102,681	1,102,681	—	1,102,681	—
Held-to-maturity debt securities	236,165	200,411	—	200,411	—
Other investments	75,607	75,607	—	75,607	—
Loans, net of allowance	11,246,124	10,476,059	—	—	10,476,059
Interest rate swap agreements	15,867	15,867	—	15,867	—
Accrued interest receivable	46,583	46,583	46,583	—	—
Bank owned life insurance	158,921	158,921	—	158,921	—

Financial liabilities:
Time deposits	$2,714,555	$2,704,013	$—	$2,704,013	$—
Other deposits	8,281,983	8,281,983	8,281,983	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	375,032	375,032	—	375,032	—
Advances from FHLB	550,000	547,271	—	547,271	—
Subordinated debt	370,803	348,185	—	—	348,185
Interest rate swap agreements	15,867	15,867	—	15,867	—
Accrued interest payable	30,367	30,367	30,367	—	—

NOTE 17 – SUBSEQUENT EVENTS
On October 21, 2024, Bancorp entered into an Agreement and Plan of Merger with Atlantic Union Bankshares Corporation (“Atlantic Union”). The merger agreement provides that Bancorp will merge with and into Atlantic Union, with Atlantic Union continuing as the surviving entity. Immediately following the merger of Bancorp and Atlantic Union, the Bank will merge with and into Atlantic Union's wholly owned bank subsidiary, Atlantic Union Bank, with Atlantic Union Bank continuing as the surviving bank. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of Bancorp common stock will be converted into the right to receive 0.900 shares of Atlantic Union common stock, with cash to be paid in lieu of any fractional shares. The board of directors of the combined company will consist of 17 directors, comprised of the current 14 Atlantic Union board members and three of Bancorp's board members, including Daniel J. Schrider, Chairman, President and CEO of Bancorp and the Bank. The merger is expected to close in the third quarter of 2025, subject to satisfaction of customary closing conditions.

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
•the possibility that the Company's pending merger with Atlantic Union may be more expensive or take longer to complete than anticipated and that the anticipated benefits of the proposed merger, including anticipated cost savings and strategic gains, may not be realized fully or at all or may take longer to realize than expected;
•the impact of significant transaction and merger-related costs to be incurred in connection with the transactions contemplated by the merger agreement (the “merger agreement”) entered into by and between the Company and Atlantic Union;
•the possibility that regulatory approvals for the proposed merger with Atlantic Union may not be received, may take longer than expected or may impose conditions that are not currently anticipated, cannot be met, or that could have an adverse effect on the combined company following the proposed merger;
•reputational risk and the risk of adverse reaction of our, Atlantic Union’s and our respective affiliates’ customers, vendors, employees or other business partners to the proposed merger;
•the diversion of management’s attention from ongoing business operations and opportunities as a result of matters relating to the proposed merger;
•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
•risks related to our business to which we will be subject after the closing of the merger, including our commercial real estate loan portfolio;
•the possibility that the combined company may not effectively manage its expanded operations following the completion of the merger;

•business uncertainties and contractual restrictions that we and Atlantic Union are subject to while the proposed merger is pending;
•the prevention or delay of completion of the proposed merger by any shareholder litigation that may be instituted against us or Atlantic Union; and
•the possibility that important conditions, including approval of the merger agreement by our stockholders and Atlantic Union shareholders and of the issuance of shares of common stock by Atlantic Union shareholders are not satisfied or waived;

Forward-looking statements speak only as of the date of this report. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

The Company
Sandy Spring Bancorp, Inc. is the bank holding company for Sandy Spring Bank. Throughout this report, references to the
“Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Sandy Spring Bancorp, Inc. and its subsidiaries. “Bancorp” refers solely to the parent holding company, and the “Bank” refers solely to Bancorp’s subsidiary bank, Sandy Spring Bank. Bancorp is the bank holding company for the Bank, which is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. At September 30, 2024, the Company had $14.4 billion in total assets, compared to $14.0 billion at December 31, 2023. Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

Recent Developments
On October 21, 2024, Bancorp entered into an Agreement and Plan of Merger with Atlantic Union. The merger agreement provides that the Company will merge with and into Atlantic Union, with Atlantic Union continuing as the surviving entity. Immediately following the merger of Bancorp and Atlantic Union, the Bank will merge with and into Atlantic Union's wholly owned bank subsidiary, Atlantic Union Bank, with Atlantic Union Bank continuing as the surviving bank. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of Bancorp common stock will be converted into the right to receive 0.900 shares of Atlantic Union common stock, with cash to be paid in lieu of any fractional shares. The board of directors of the combined company will consist of 17 directors, comprised of the current 14 Atlantic Union board members and three of Bancorp’s board members, including Daniel J. Schrider, Chairman, President and CEO of Bancorp and the Bank. The merger is expected to close in the third quarter of 2025, subject to satisfaction of customary closing conditions. The Company has incurred and will incur significant expense in connection with the negotiation and completion of the transactions contemplated by the merger agreement. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employment-related costs, public company filing fees and other regulatory fees, and other related costs. Additional unanticipated costs may be incurred in the integration of our business with the business of Atlantic Union.

Current Quarter Financial Overview
For the quarter ended September 30, 2024, we reported net income of $16.2 million ($0.36 per diluted common share), compared to net income of $22.8 million ($0.51 per diluted common share) for the second quarter of 2024 and $20.7 million ($0.46 per diluted common share) for the third quarter of 2023. The current quarter's core earnings were $17.9 million ($0.40 per diluted common share), compared to $24.4 million ($0.54 per diluted common share) for the quarter ended June 30, 2024 and $27.8 million ($0.62 per diluted common share) for the quarter ended September 30, 2023. Core earnings exclude the after-tax impact of amortization of intangibles, investment securities gains or losses and other non-recurring or extraordinary items. The current quarter's decline in net income and core earnings as compared to the linked quarter was driven by higher provision for credit losses combined with higher non-interest expense, partially offset by higher net interest income.

The current quarter reflects the following:

•Total assets at September 30, 2024 increased by 3% to $14.4 billion compared to $14.0 billion at June 30, 2024.

•Total loans remained level at $11.5 billion as of September 30, 2024 compared to June 30, 2024. During the current quarter, we reduced our concentration in the commercial investor real estate segment by $64.9 million, while the AD&C and commercial business loans and lines portfolios increased by $71.3 million and $19.4 million, respectively. Total residential mortgage and consumer loan portfolios remained relatively unchanged during this period.

•Deposits increased $397.5 million or 4% to $11.7 billion at September 30, 2024 compared to $11.3 billion at June 30, 2024, as interest-bearing deposits increased by $425.8 million, while noninterest-bearing deposits declined $28.3 million. Strong growth in the interest-bearing deposit categories was mainly experienced within money market, time deposits and savings accounts, which grew by $185.2 million, $151.5 million, and $66.1 million, respectively, compared to the linked quarter. The decline in noninterest-bearing deposit categories was driven by lower balances in personal and small business checking accounts. Total deposits, excluding brokered deposits, increased by $351.7 million or 3% quarter-over-quarter and represented 94% of total deposits as of September 30, 2024.

•The ratio of non-performing loans to total loans was 1.09% at September 30, 2024 compared to 0.81% at June 30, 2024 and 0.46% at September 30, 2023. The current quarter's increase in non-performing loans was mainly related to a single AD&C loan that was placed on non-accrual status during the current period. Net charge-offs for the current quarter totaled $0.7 million.

•Net interest income for the third quarter of 2024 grew $1.1 million or 1% compared to the previous quarter and declined $3.7 million or 4% compared to the third quarter of 2023. During the recent quarter, interest income increased by $5.0 million, while interest expense increased by $3.9 million.

•The net interest margin was 2.44% for the third quarter of 2024 compared to 2.46% for the second quarter of 2024 and 2.55% for the third quarter of 2023. During the current quarter, the net interest margin was negatively impacted by a reversal of previously accrued uncollected interest income on a single large AD&C loan placed on a non-accrual status. Compared to the linked quarter, the rate paid on interest-bearing liabilities increased seven basis points, while the yield on interest-earning assets increased three basis points.

•Provision for credit losses directly attributable to the funded loan portfolio was $6.3 million for the current quarter compared to $3.0 million in the previous quarter and $3.2 million in the prior year quarter. The current quarter's provision expense is mainly attributable to higher individual reserves on collateral-dependent loans, primarily related to a single AD&C loan due to the borrower-specific circumstances, partially offset by lower qualitative adjustments due to the reduction in commercial investor real estate loans. In addition, during the current quarter, the provision for unfunded commitments was insignificant compared to a credit of $1.9 million from the previous quarter.

•Non-interest income for the third quarter of 2024 increased by 1% or $0.1 million compared to the linked quarter and grew by 13% or $2.3 million compared to the prior year quarter. The quarter-over-quarter increase was mainly driven by higher wealth management income and other income, generated by higher credit-related fees, which was mostly offset by lower BOLI income due to a receipt of one-time mortality proceeds during the prior quarter.

•Non-interest expense for the third quarter of 2024 increased $4.8 million or 7% compared to the second quarter of 2024 and $0.5 million or 1% compared to the prior year quarter. The quarterly increase in non-interest expense was primarily due to higher salaries and benefits along with an increase in professional fees and services.

•Return on average assets (“ROA”) for the quarter ended September 30, 2024 was 0.46% and return on average tangible common equity (“ROTCE”) was 5.88% compared to 0.66% and 8.27%, respectively, for the second quarter of 2024 and 0.58% and 7.42%, respectively, for the third quarter of 2023. On a non-GAAP basis, the current quarter's core ROA was 0.50% and core ROTCE was 5.88% compared to 0.70% and 8.27%, respectively, for the previous quarter and 0.78% and 9.51%, respectively, for the third quarter of 2023.

•The GAAP efficiency ratio was 72.12% for the third quarter of 2024, compared to 68.19% for the second quarter of 2024 and 70.72% for the third quarter of 2023. The non-GAAP efficiency ratio was 69.06% for the third quarter of 2024 compared to 65.31% for the second quarter of 2024 and 60.91% for the third quarter of 2023. The increase in non-GAAP efficiency ratio (reflecting a decrease in efficiency) in the current quarter compared to the previous quarter was the result of higher non-interest expense in the current quarter.

Summary of Comparative Third Quarter Results

Balance Sheet and Credit Quality
Total assets were $14.4 billion at September 30, 2024 compared to $14.1 billion at September 30, 2023. Total loans increased $191.6 million or 2% to $11.5 billion at September 30, 2024 compared to $11.3 billion at September 30, 2023. The overall increase in total commercial loans was driven by the $316.9 million increase in AD&C segment and the $166.2 million increase in commercial business loans and lines, partially offset by the $269.2 million decline in the commercial investor real estate loans. Total residential mortgage loans grew $97.7 million, while residential construction loans declined $106.7 million due to the migration of construction loans into the residential mortgage portfolio.

Total deposits grew $586.7 million or 5% to $11.7 billion at September 30, 2024 compared to $11.2 billion at September 30, 2023. During this period, total interest-bearing deposits increased $697.5 million or 9%, while noninterest-bearing deposits declined $110.8 million or 4%. Growth within interest-bearing deposit categories was driven by savings accounts, which increased by $734.8 million, which was partially offset by the $330.0 million decrease in time deposit accounts. We reduced our brokered time deposits by $463.1 million year-over-year. Core deposits, which exclude brokered deposits, increased $994.8 million or 10% year-over-year and represented 94% of total deposits as of September 30, 2024 compared to 90% at September 30, 2023, reflecting the stability and strength of the core deposit base. The deposit growth experienced during the preceding twelve months resulted in the loan to deposit ratio declining to 98% at September 30, 2024 from 101% at September 30, 2023. Total uninsured deposits at September 30, 2024 were approximately 37% of total deposits. The Company offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. At September 30, 2024 balances in the Company's reciprocal deposit accounts increased by $57.7 million or 6% during the previous twelve months.

Total borrowings declined by $395.2 million or 31% at September 30, 2024 as compared to the previous year. During the first quarter of 2024, we fully paid off $300.0 million of outstanding borrowings through the Federal Reserve Bank's Bank Term Funding Program. Additionally, during the previous twelve months, FHLB advances declined by $100.0 million. At September 30, 2024, available unused sources of liquidity, which consists of available FHLB borrowings, fed funds, available funds through the Federal Reserve Bank's discount window, as well as excess cash and unpledged investment securities totaled $6.3 billion or 146% of uninsured deposits. At September 30, 2024, total cash and cash equivalents were $750.3 million, an increase of $32.8 million or 5% compared to September 30, 2023.

The tangible common equity ratio increased to 8.83% of tangible assets at September 30, 2024, compared to 8.42% at September 30, 2023. This increase reflected the effect of tangible capital growth of 7%.

At September 30, 2024, the Company had a total risk-based capital ratio of 15.53%, a common equity tier 1 risk-based capital ratio of 11.27%, a tier 1 risk-based capital ratio of 11.27%, and a tier 1 leverage ratio of 9.59%. These risk-based capital ratios compare to a total risk-based capital ratio of 14.85%, a common equity tier 1 risk-based capital ratio of 10.83%, a tier 1 risk-based capital ratio of 10.83%, and a tier 1 leverage ratio of 9.50% at September 30, 2023. The increase across all risk-based capital ratios during the current quarter as compared to the prior year quarter was driven by reduced risk weightings applied on certain consumer loan unfunded commitment categories.

Non-performing loans include non-accrual loans and accruing loans 90 days or more past due. At September 30, 2024, non-performing loans totaled $125.3 million, compared to $93.0 million at June 30, 2024 and $51.8 million at September 30, 2023. The ratio of non-performing loans to total loans was 1.09% at September 30, 2024 compared to 0.81% at June 30, 2024. These levels of non-performing loans compare to 0.46% at September 30, 2023. The current quarter's increase in non-performing loans was mainly related to a single AD&C loan with the total outstanding principal balance of $28.0 million, which was placed on a non-accrual status during the current period. Total net charge-offs for the current quarter amounted to $0.7 million compared to $0.2 million for the second quarter of 2024 and $0.1 million for the third quarter of 2023.

At September 30, 2024, the allowance for credit losses was $131.4 million or 1.14% of outstanding loans and 105% of non-performing loans, compared to $125.9 million or 1.10% of outstanding loans and 135% of non-performing loans at the end of the previous quarter, and $123.4 million or 1.09% of outstanding loans and 238% of non-performing loans at the end of the third quarter of 2023. The increase in the allowance for the current quarter compared to the previous quarter mainly reflects higher individual reserves on collateral-dependent non-accrual loans, primarily driven by the aforementioned AD&C lending relationship, partially offset by lower qualitative adjustments as a result of declines in commercial investor real estate loans.

Quarterly Results of Operations
Net income was $16.2 million ($0.36 per diluted common share) for the three months ended September 30, 2024 compared to $20.7 million ($0.46 per diluted common share) for the prior year quarter. The decline in quarterly net income was primarily attributable to the year-over-year increase in provision for credit losses coupled with the decline in net interest income, as a result of the higher interest rate environment and an associated increase in funding costs, partially offset by higher non-interest income.

Net interest income decreased $3.7 million or 4% for the third quarter of 2024 compared to the third quarter of 2023, as the $7.7 million growth in interest income was more than offset by interest expense growth of $11.4 million. The provision for credit losses was $6.3 million for the third quarter of 2024 compared to $2.4 million for the third quarter of 2023. Non-interest income for the current quarter increased by 13% or $2.3 million compared to the prior year quarter. This increase was the cumulative result of the increase in wealth management income, higher BOLI mortality-related income, and higher service charges on deposits. Non-interest expense increased $0.5 million or 1% for the third quarter of 2024, compared to the prior year quarter. The prior year quarter included $8.2 million of pension settlement expense related to the termination of the Company's pension plan. Excluding this item, non-interest expense for the third quarter of 2024 increased $8.6 million or 13% compared to the third quarter of 2023, due to higher salaries expense and increase in professional fees.

Results of Operations
For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

We recorded net income of $59.4 million for the nine months ended September 30, 2024 compared to net income of $96.7 million for the same period in the prior year. Core earnings were $64.3 million for the nine months ended September 30, 2024 compared to $107.2 million for the same period in the prior year. Core earnings exclude the after-tax impact of amortization of intangibles, investment securities gains or losses and other non-recurring or extraordinary items. Year-to-date net income and core earnings declined as a result of lower net interest income in combination with higher provision for credit losses, which was partially offset by higher non-interest income. Pre-tax, pre-provision net income declined to $89.7 million for the nine months ended September 30, 2024 compared to $115.5 million for the prior year period as a result of lower net interest income.

Net Interest Income
For the nine months ended September 30, 2024, net interest income decreased $31.8 million compared to the prior year period as a result of the $61.1 million increase in interest expense, partially offset by the $29.3 million increase in interest income. Interest expense growth was primarily due to the additional interest expense associated with savings, time deposit and money market accounts. On a tax-equivalent basis, net interest income for the nine months ended September 30, 2024 declined to $244.4 million compared to $275.9 million for the nine months ended September 30, 2023 as a result of the aforementioned increase in interest expense outpacing the growth in interest income.

Our net interest margin declined to 2.44% for the nine months ended September 30, 2024, compared to 2.75% for the prior year period, primarily as a result of higher funding cost due to the higher interest rate environment and market competition for deposits over the period. For the comparative period, the average yield on earning assets improved 29 basis points while the average rate paid on interest-bearing liabilities rose 73 basis points, resulting in margin compression of 31 basis points. During the comparative period, average interest-bearing liabilities grew by 4%, while average interest-earning assets stayed relatively unchanged.

At both September 30, 2024 and September 30, 2023, average total loans comprised 85% of average interest-earnings assets, with an average yield of 5.36% and 5.09%, respectively. In addition, the average yield on investment securities increased to 2.44% for the current year compared to 2.22% for the prior year. These portfolio yield movements resulted in the rise in the overall yield on interest-earnings assets to 5.03% at September 30, 2024 from 4.74% at September 30, 2023.

Average rate paid on average interest-bearing liabilities grew by 73 basis points as the average rate increased from 2.91% for the nine months ended September 30, 2023 to 3.64% for the nine months ended September 30, 2024 driven by the 91 basis point increase in the average rate paid on interest-bearing deposits, partially offset by the 13 basis point reduction in the average rate paid on borrowings. Average rates paid on interest-bearing deposits increased in all deposit categories. Average interest-bearing deposits increased 9% for the current year compared to the same period for the prior year, driven by a 143% increase in savings accounts. The percentage of average noninterest-bearing deposits to total average deposits decreased to 25% in the current year compared to 29% in the prior year due to declines in commercial and small business checking deposit balances. Reduction in the average rate paid on borrowings during the current year period as compared to the prior year period was driven by lower average rate paid on FHLB advances, which declined from 4.54% to 4.37%.

Consolidated Average Balances, Yields and Rates

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$4,964,914	$176,504	4.75%	$5,136,059	$177,067	4.61%
Commercial owner-occupied real estate loans	1,740,608	63,090	4.84	1,770,812	61,038	4.61
Commercial AD&C loans	1,139,517	68,779	8.06	1,044,907	61,005	7.81
Commercial business loans	1,546,498	79,026	6.83	1,442,858	68,258	6.33
Total commercial loans	9,391,537	387,399	5.51	9,394,636	367,368	5.23
Residential mortgage loans	1,512,209	41,968	3.70	1,356,530	35,925	3.53
Residential construction loans	87,177	3,208	4.92	202,856	5,302	3.49
Consumer loans	418,591	25,693	8.20	422,861	24,403	7.72
Total residential and consumer loans	2,017,977	70,869	4.69	1,982,247	65,630	4.42
Total loans (2)	11,409,514	458,268	5.36	11,376,883	432,998	5.09
Residential mortgage loans held for sale	14,197	801	7.52	13,192	697	7.04
SBA loans held for sale	22	2	11.28	—	—	—
Taxable securities	1,195,481	21,319	2.38	1,275,407	20,538	2.15
Tax-advantaged securities	339,881	6,785	2.66	360,348	6,727	2.49
Total investment securities (3)	1,535,362	28,104	2.44	1,635,755	27,265	2.22
Interest-bearing deposits with banks	434,083	17,401	5.35	368,829	13,979	5.07
Federal funds sold	288	8	3.79	433	13	4.00
Total interest-earning assets	13,393,466	504,584	5.03	13,395,092	474,952	4.74

Less: allowance for credit losses - loans	(122,971)			(125,558)
Cash and due from banks	83,265			94,960
Premises and equipment, net	59,124			70,130
Other assets	638,838			609,301
Total assets	$14,051,722			$14,043,925

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,467,517	$18,858	1.72%	$1,413,876	$10,465	0.99%
Regular savings deposits	1,602,997	42,597	3.55	660,211	7,831	1.59
Money market savings deposits	2,847,006	79,190	3.72	3,067,810	68,976	3.01
Time deposits	2,586,639	86,417	4.46	2,658,225	67,943	3.42
Total interest-bearing deposits	8,504,159	227,062	3.57	7,800,122	155,215	2.66
Federal funds purchased and Federal Reserve Bank borrowings	99,303	3,847	5.17	264,580	9,816	4.96
Repurchase agreements	66,134	1,043	2.11	62,126	561	1.21
Advances from FHLB	501,277	16,394	4.37	637,015	21,623	4.54
Subordinated debentures	371,009	11,839	4.25	370,412	11,839	4.26
Total borrowings	1,037,723	33,123	4.26	1,334,133	43,839	4.39
Total interest-bearing liabilities	9,541,882	260,185	3.64	9,134,255	199,054	2.91

Noninterest-bearing demand deposits	2,768,331			3,218,226
Other liabilities	150,827			169,291
Stockholders' equity	1,590,682			1,522,153
Total liabilities and stockholders' equity	$14,051,722			$14,043,925

Tax-equivalent net interest income and spread		$244,399	1.39%		$275,898	1.83%
Less: tax-equivalent adjustment		3,359			3,044
Net interest income		$241,040			$272,854

Interest income/earning assets			5.03%			4.74%
Interest expense/earning assets			2.59			1.99
Net interest margin			2.44%			2.75%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.48% and 25.37% for 2024 and 2023, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $3.4 million and $3.0 million in 2024 and 2023, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Effect of Volume and Rate Changes on Tax-Equivalent Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise tax-equivalent net interest income:

	2024 vs. 2023			2023 vs. 2022
	Increase Or (Decrease)	Due to Change In Average:*		Increase Or (Decrease)	Due to Change In Average:*
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$(563)	$(5,927)	$5,364	$38,822	$19,190	$19,632
Commercial owner-occupied real estate loans	2,052	(1,031)	3,083	2,912	1,626	1,286
Commercial AD&C loans	7,774	5,743	2,031	23,184	(2,159)	25,343
Commercial business loans	10,768	5,128	5,640	18,888	3,810	15,078
Residential mortgage loans	6,043	4,257	1,786	9,293	7,434	1,859
Residential construction loans	(2,094)	(3,746)	1,652	190	(365)	555
Consumer loans	1,290	(244)	1,534	11,291	(2)	11,293
Residential mortgage loans held for sale	104	55	49	193	(72)	265
SBA loans held for sale	2	2	—	—	—	—
Taxable securities	781	(1,334)	2,115	6,066	890	5,176
Tax-exempt securities	58	(390)	448	(1,806)	(2,146)	340
Interest-bearing deposits with banks	3,422	2,608	814	12,734	1,736	10,998
Federal funds sold	(5)	(5)	—	9	(1)	10
Total tax-equivalent interest income	29,632	5,116	24,516	121,776	29,941	91,835

Interest expense on funding of earning assets:
Interest-bearing demand deposits	8,393	411	7,982	8,952	(70)	9,022
Regular savings deposits	34,766	18,659	16,107	7,769	9	7,760
Money market savings deposits	10,214	(5,237)	15,451	61,573	(646)	62,219
Time deposits	18,474	(1,865)	20,339	61,343	9,943	51,400
Federal funds purchased and Federal Reserve Bank borrowings	(5,969)	(6,387)	418	8,688	4,614	4,074
Repurchase agreements	482	38	444	457	(75)	532
Advances from FHLB	(5,229)	(4,447)	(782)	18,557	13,730	4,827
Subordinated debentures	—	23	(23)	1,709	1,780	(71)
Total interest expense	61,131	1,195	59,936	169,048	29,285	139,763
Tax-equivalent net interest income	$(31,499)	$3,921	$(35,420)	$(47,272)	$656	$(47,928)
*Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company’s total tax-equivalent interest income increased 6% to $504.6 million for the first nine months of 2024 compared to $475.0 million for the prior year period as interest income increased in most of the major earning asset categories led by the $20.0 million interest income growth in commercial loans and, to a lesser extent, the $5.2 million growth in interest income earned on residential and consumer loans. The increase in interest income was driven by commercial loans, predominantly from business loans and lines segment and, to a lesser degree, commercial real estate loans.

Average interest-earning assets were relatively unchanged for the nine months ended September 30, 2024 compared to the same period for 2023. During the comparative period, total average commercial real estate loans declined 1%, while average commercial business loans and lines rose 7%. Average residential mortgage loans increased 11% during the same time period predominantly due to a migration of residential construction loans into the mortgage portfolio. Compared to the prior year, the yield on average loans increased 27 basis points. The average balance of the investment portfolio decreased 6% for the first nine months of 2024 compared to the first nine months of 2023, while interest income increased by 3% due to a 22 basis point increase in the average yield.

Overall, the average yield on interest-earning assets grew to 5.03% for the first nine month of 2024 compared to 4.74% for the prior year period as average yields on loans and investment securities increased compared to the same period of the prior year, reflecting general market interest rates during the previous twelve months.

Interest Expense
For the first nine months of 2024, interest expense increased by $61.1 million compared to the first nine months of 2023, driven by the $71.8 million increase in interest-bearing deposits interest expense, partially offset by the $10.7 million reduction in interest expense on borrowings. This increase from period to period was due to the increase in market interest rates on deposit products coupled with the increase in average balances of interest-bearing deposits. The impact of the rise in rates resulted in the average rate paid on interest-bearing liabilities for the year-to-date rising to 3.64% from 2.91% for the prior year period. During this period, the average balance of saving accounts grew significantly, as our customers moved their funds from noninterest-bearing products to higher yielding deposits accounts to take advantage of competitive deposit rates. Average noninterest-bearing deposits decreased to 25% of average deposits in the current period compared to 29% in the prior year’s first nine months.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2024/2023	2024/2023
(Dollars in thousands)	2024	2023	$ Change	% Change
Service charges on deposit accounts	8,765	7,698	1,067	13.9
Mortgage banking activities	4,524	4,744	(220)	(4.6)
Wealth management income	31,151	27,414	3,737	13.6
Income from bank owned life insurance	4,283	3,003	1,280	42.6
Bank card fees	1,293	1,315	(22)	(1.7)
Other income	7,653	6,344	1,309	20.6
Total non-interest income	$57,669	$50,518	$7,151	14.2

For the nine months ended September 30, 2024, non-interest income increased 14% to $57.7 million compared to $50.5 million for the nine months ended September 30, 2023. This increase is mainly the cumulative result of higher wealth management income driven by higher assets under management and overall favorable market performance during the current year, increased other income due to credit-related fees, higher BOLI mortality-related income, due to receipt of death proceeds during the current period, and higher service fees on deposit accounts.

Further detail of non-interest income activity for the first nine months of 2024 versus 2023 is provided as follows:

•Service charges on deposit accounts increased 14% as the growth in service charge income on commercial demand deposit accounts increased 21% along with the 9% increase in returned check charges.
•Income from mortgage banking activities decreased 5% as a result of lower sales volume, which was partially offset by higher margins generated on loan sales during the current year as compared to the prior year.
•Wealth management income, comprised of income from trust and estate services and investment management fees earned by the Company’s investment management subsidiaries, increased by 14% due to favorable market performance and an increase in assets under management. Overall, total assets under management increased to $6.6 billion at September 30, 2024 compared to $5.5 billion at September 30, 2023.
•Bank-owned life insurance income increased 43% mainly as a result of receipt of $0.7 million in death proceeds during the current year coupled higher yields and returns on policies.
•Bank card fee income was level during the current year compared to the prior year.
•Other income increased by 21% or $1.3 million, as a result of an increase in lending-related fees.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,		2024/2023	2024/2023
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$115,549	$124,710	$(9,161)	(7.3)%
Occupancy expense of premises	14,278	14,220	58	0.4
Equipment expense	11,672	11,688	(16)	(0.1)
Marketing	3,350	3,861	(511)	(13.2)
Outside data services	9,414	8,186	1,228	15.0
FDIC insurance	8,635	6,846	1,789	26.1
Amortization of intangible assets	6,527	3,820	2,707	70.9
Professional fees and services	16,403	12,354	4,049	32.8
Other expenses	23,219	22,227	992	4.5
Total non-interest expense	$209,047	$207,912	$1,135	0.5

Non-interest expense increased to $209.0 million for the nine months ended September 30, 2024, compared to $207.9 million for the nine months ended September 30, 2023. The drivers of the increase in non-interest expense were the $4.0 million increase in professional fees, the $2.7 million increase in amortization of intangible assets, the $1.8 million increase in FDIC expense, the $1.2 million increase in outside data services, and the $1.0 million increase in other expenses. These increases were offset by the $9.2 million decrease in salaries and employee benefits and the $0.5 million decrease in marketing expense.

Further detail by category of non-interest expense activity for the first nine months of 2024 versus 2023 is provided as follows:

•Salaries and employee benefits, the largest component of non-interest expense, decreased 7% or $9.2 million. Prior year expense included pension settlement expense of $8.2 million and severance expense of $1.9 million. Excluding these expenses, salaries and benefits increased by $0.9 million or 1%.
•Combined occupancy and equipment expenses were level during the current year compared to the prior year.
•Marketing expense decreased 13% due to the prior period's higher advertising costs, which focused on deposit gathering efforts.
•Outside data services expense increased 15% due to the increase in volume-based components of contractual-based services.
•FDIC insurance increased 26% for 2024 as a result of the changes in company specific risk measure values used in the determination of the assessment rate.
•Amortization of intangible assets increased as a result of additional software licensed intangible assets placed into production during the current year.
•Professional fees and services grew 33% mainly as a result of an increase in utilization of IT consulting services to assist in the implementation of enhanced data capabilities and various other software platforms.
•Other non-interest expenses increased $1.0 million due to a variety of general operating costs.

Income Taxes
The Company had income tax expense of $20.6 million in the first nine months of 2024, compared to income tax expense of $32.8 million in the first nine months of 2023, as a result of the decrease in current year-to-date pre-tax earnings compared to the prior year's pre-tax earnings. The effective tax rate for the first nine months of 2024 was 25.7%, compared to a tax rate of 25.3% for the same period in 2023. The increase in the current year's effective tax rate is the result of pre-tax income containing a lower proportion of income permanently excludable for income tax purposes compared to the prior year period.

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

In general, the efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. Non-interest expense used in the calculation of the non-GAAP efficiency ratio excludes the amortization of intangibles, and other non-core expenses, such as severance expense, pension settlement expense and contingent payment expense. Income for the non-GAAP efficiency ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains (if any). For the nine months ended September 30, 2024, the GAAP efficiency ratio was 69.98% compared to 64.29% for the same period in 2023. The current period's erosion in the GAAP efficiency ratio compared to the prior year period is directly related to the decline in revenues and a slight increase in non-interest expense during the period. The non-GAAP efficiency ratio for the current year was 67.04% compared to 59.42% for the prior year. The current year’s non-GAAP efficiency ratio compared to the prior year indicates a decline in efficiency and is the result of the 7% decrease in non-GAAP revenue combined with the 4% growth in non-GAAP non-interest expense.

In addition, we use pre-tax, pre-provision net income, as a measure of the level of certain recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding/ (subtracting) the provision (credit) for credit losses and the provision for income taxes back to/from net income. This metric declined for the first nine months of 2024 compared to the same period for 2023, due primarily to the decline in net interest income.

We have presented core earnings, core earnings per share, core return on average assets ("core ROA") and core return on average tangible common equity ("core ROTCE") in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year over year. Core earnings reflect net income exclusive of amortization of intangible assets, investment securities gains or losses and other non-recurring or extraordinary items, such as pension settlement expense, severance expense and contingent payment expense, all net of tax. Core earnings were $64.3 million ($1.42 per diluted common share) for the nine months ended September 30, 2024, compared to $107.2 million ($2.39 per diluted common share) for the nine months ended September 30, 2023. Average tangible assets and average tangible common equity represent average assets and average stockholders’ equity adjusted for average goodwill and average intangible assets. The ROA for the first nine months of 2024 was 0.56% compared to 0.92% for the same period of the prior year. For the nine months ended September 30, 2024, the non-GAAP core ROA was 0.61% compared to 1.02% for the same period in the prior year. ROTCE was 7.17% for the first nine months of 2024 compared to 11.67% for the first nine months of 2023. The non-GAAP core ROTCE was 7.17% for the first nine months of 2024 compared to 12.56% for the first nine months of 2023.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Pre-tax pre-provision net income:
Net income	$59,388	$96,744
Plus/ (less) non-GAAP adjustments:
Income tax expense	20,550	32,832
Provision/ (credit) for credit losses	9,724	(14,116)
Pre-tax pre-provision net income	$89,662	$115,460

Efficiency ratio (GAAP):
Non-interest expense	$209,047	$207,912

Net interest income plus non-interest income	$298,709	$323,372

Efficiency ratio (GAAP)	69.98%	64.29%

Efficiency ratio (non-GAAP):
Non-interest expense	$209,047	$207,912
Less non-GAAP adjustments:
Amortization of intangible assets	6,527	3,820
Severance expense	—	1,939
Pension settlement expense	—	8,157
Contingent payment expense	—	36
Non-interest expense - as adjusted	$202,520	$193,960

Net interest income plus non-interest income	$298,709	$323,372
Plus non-GAAP adjustment:
Tax-equivalent income	3,359	3,044
Less/ (plus) non-GAAP adjustment:
Investment securities gains/ (losses)	—	—
Net interest income plus non-interest income - as adjusted	$302,068	$326,416

Efficiency ratio (non-GAAP)	67.04%	59.42%

GAAP and Non-GAAP Performance Ratios

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Core earnings (non-GAAP):
Net income	$59,388	$96,744
Plus/ (less) non-GAAP adjustments (net of tax):
Amortization of intangible assets	4,864	2,851
Severance expense	—	1,445
Pension settlement expense	—	6,088
Contingent payment expense	—	27
Core earnings (non-GAAP)	$64,252	$107,155

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	45,156,521	44,912,803

Earnings per diluted common share (GAAP)	$1.31	$2.15
Core earnings per diluted common share (non-GAAP)	$1.42	$2.39

Core return on average assets (non-GAAP):
Average assets (GAAP)	$14,051,722	$14,043,925

Return on average assets (GAAP)	0.56%	0.92%
Core return on average assets (non-GAAP)	0.61%	1.02%

Return/ Core return on average tangible common equity (non-GAAP):
Net Income (GAAP)	$59,388	$96,744
Plus: Amortization of intangible assets (net of tax)	4,864	2,851
Net income before amortization of intangible assets	$64,252	$99,595

Core return on average tangible common equity (non-GAAP):
Average assets (GAAP)	$14,051,722	$14,043,925
Average goodwill	(363,436)	(363,436)
Average other intangible assets, net	(29,940)	(18,068)
Average tangible assets (non-GAAP)	$13,658,346	$13,662,421

Average total stockholders' equity (GAAP)	$1,590,682	$1,522,153
Average goodwill	(363,436)	(363,436)
Average other intangible assets, net	(29,940)	(18,068)
Average tangible common equity (non-GAAP)	$1,197,306	$1,140,649

Return on average tangible common equity (non-GAAP)	7.17%	11.67%
Core return on average tangible common equity (non-GAAP)	7.17%	12.56%

Average tangible common equity to average tangible assets (non-GAAP)	8.77%	8.35%

Results of Operations
For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Net income was $16.2 million ($0.36 per diluted common share) for the three months ended September 30, 2024 compared to $20.7 million ($0.46 per diluted common share) for the prior year quarter. The current quarter's core earnings were $17.9 million ($0.40 per diluted common share) compared to $27.8 million ($0.62 per diluted common share) for the quarter ended September 30, 2023. The decline in the current quarter's net income and core earnings compared to the prior year quarter was the result of lower net interest income coupled with higher provision for credit losses, partially offset by higher non-interest income.

Net Interest Income
Net interest income for the third quarter of 2024 decreased $3.7 million or 4% compared to the third quarter of 2023, driven by higher interest expense as a result of higher funding costs, which outpaced growth in interest income. During the past twelve months, the rising interest rate environment was primarily responsible for a $7.7 million increase in interest income. This growth in interest income was more than offset by the $11.4 million growth in interest expense as funding costs have also risen in response to the higher rate environment and significant competition for deposits. Interest income growth occurred in most of the categories of commercial and residential mortgage loans and, to a lesser degree, in consumer loans and investment securities. Interest expense grew during the current quarter compared to the prior year quarter primarily due to the growth in and higher rates paid across all interest-bearing deposit categories, partially offset by lower cost of borrowings.

The net interest margin was 2.44% for the third quarter of 2024 compared to 2.55% for the third quarter of 2023. The contraction of the net interest margin for the current quarter was due to the higher rate paid on interest-bearing liabilities, which outpaced the increase in the yield on interest-earning assets. The overall rate and yield increases were driven by the higher interest rate environment over the preceding twelve months coupled with the competition for deposits in the market, and customers' movement of excess funds out of noninterest-bearing accounts into higher yielding products. As compared to the prior year quarter, the yield on interest-earning assets increased 23 basis points, while the rate paid on interest-bearing liabilities rose 39 basis points resulting in margin compression of 11 basis points. During the comparative period, average interest-earning assets remained relatively unchanged, while average interest-bearing liabilities grew by 3%.

For the quarter ended September 30, 2024, average total loans comprised 85% of average interest-earning assets compared to 84% for the quarter ended September 30, 2023, with average yields of 5.38% and 5.18%, respectively. In addition, the average yield on investment securities increased to 2.52% for the current quarter compared to 2.25% for the prior year quarter. These portfolio yield movements resulted in the rise in the overall average yield on interest-earning assets to 5.06% for the quarter ended September 30, 2024 from 4.83% for the quarter ended September 30, 2023.

The average rate paid on average interest-bearing liabilities grew by 39 basis points as the average rate paid increased from 3.29% for the third quarter of 2023 to 3.68% for the third quarter of 2024, driven by the 51 basis point increase in the average rate paid on interest-bearing deposits, partially offset by the 20 basis point decrease in the average rate paid on borrowings. The increase in the average rate paid on interest-bearing deposits was driven by increases in rates paid in all deposit categories, while the decline in the average rate paid on borrowings reflected the impact of the lower funding cost of advances from the FHLB, as well as the full payoff of outstanding borrowings from the Federal Reserve Bank through the Bank Term Funding Program during the first quarter of 2024. Average interest-bearing deposits increased 8% for the current quarter compared to the same period for the prior year, driven by the 99% increase in average savings accounts. The percentage of average noninterest-bearing deposits to total average deposits decreased to 24% in the current quarter compared to 27% in the third quarter of 2023 due to the decline in commercial checking deposit balances.

Consolidated Average Balances, Yields and Rates
	Three Months Ended September 30,
	2024			2023
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate	Average Balances	Interest (1)	Annualized Average Yield/Rate
Assets:
Commercial investor real estate loans	$4,874,003	$58,133	4.74%	$5,125,459	$60,482	4.68%
Commercial owner-occupied real estate loans	1,741,663	21,609	4.94	1,769,717	20,865	4.68
Commercial AD&C loans	1,253,035	24,553	7.80	995,682	20,503	8.17
Commercial business loans	1,579,001	26,953	6.79	1,442,518	23,343	6.42
Total commercial loans	9,447,702	131,248	5.53	9,333,376	125,193	5.32
Residential mortgage loans	1,526,445	14,223	3.73	1,406,929	12,550	3.57
Residential construction loans	64,684	876	5.39	174,204	1,680	3.83
Consumer loans	421,003	8,653	8.18	421,189	8,491	8.00
Total residential and consumer loans	2,012,132	23,752	4.71	2,002,322	22,721	4.52
Total loans (2)	11,459,834	155,000	5.38	11,335,698	147,914	5.18
Residential mortgage loans held for sale	19,889	364	7.32	13,714	238	6.93
SBA loans held for sale	65	2	11.28	—	—	—
Taxable securities	1,197,301	7,440	2.49	1,239,564	6,682	2.16
Tax-advantaged securities	334,077	2,222	2.66	349,778	2,269	2.59
Total investment securities (3)	1,531,378	9,662	2.52	1,589,342	8,951	2.25
Interest-bearing deposits with banks	463,531	6,191	5.31	505,017	6,371	5.00
Federal funds sold	—	—	—	346	5	5.38
Total interest-earning assets	13,474,697	171,219	5.06	13,444,117	163,479	4.83

Less: allowance for credit losses - loans	(125,962)			(122,348)
Cash and due from banks	82,172			93,354
Premises and equipment, net	58,035			71,956
Other assets	647,095			599,263
Total assets	$14,136,037			$14,086,342

Liabilities and Stockholders' Equity:
Interest-bearing demand deposits	$1,427,739	$6,256	1.74%	$1,419,934	$4,229	1.18%
Regular savings deposits	1,718,475	15,341	3.55	861,634	5,571	2.57
Money market savings deposits	3,018,799	28,999	3.82	2,866,744	25,122	3.48
Time deposits	2,534,605	28,691	4.50	2,887,311	28,180	3.87
Total interest-bearing deposits	8,699,618	79,287	3.63	8,035,623	63,102	3.12
Federal funds purchased and Federal Reserve Bank borrowings	8,543	118	5.53	300,435	3,726	4.92
Repurchase agreements	63,436	334	2.09	67,298	356	2.10
Advances from FHLB	458,152	5,001	4.34	558,696	6,200	4.40
Subordinated debentures	371,156	3,946	4.25	370,565	3,946	4.26
Total borrowings	901,287	9,399	4.15	1,296,994	14,228	4.35
Total interest-bearing liabilities	9,600,905	88,686	3.68	9,332,617	77,330	3.29

Noninterest-bearing demand deposits	2,783,906			3,041,101
Other liabilities	143,849			174,071
Stockholders' equity	1,607,377			1,538,553
Total liabilities and stockholders' equity	$14,136,037			$14,086,342

Tax-equivalent net interest income and spread		$82,533	1.38%		$86,149	1.54%
Less: tax-equivalent adjustment		1,121			1,068
Net interest income		$81,412			$85,081

Interest income/earning assets			5.06%			4.83%
Interest expense/earning assets			2.62			2.28
Net interest margin			2.44%			2.55%
(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.48% and 25.37% for 2024 and 2023, respectively. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.1 million and $1.1 million in 2024 and 2023, respectively.
(2)Non-accrual loans are included in the average balances.
(3)Investments available-for-sale are presented at amortized cost.

Interest Income
Total tax-equivalent interest income increased $7.7 million for the third quarter of 2024 compared to the prior year quarter, led by the $6.1 million increase in commercial loans interest income. During the comparative period, average interest-earning assets stayed relatively unchanged as average total loans increased by 1%, while average investment securities declined 4%.

The average yield on interest-earning assets improved to 5.06% for the current quarter compared to 4.83% for the same period of the prior year. Average yields on loans and investment securities for the current quarter increased by 20 and 27 basis points, respectively, compared to the prior year quarter, reflecting general market interest rates during the previous twelve months.

Interest Expense
Interest expense increased $11.4 million in the third quarter of 2024 compared to the third quarter of 2023. The increase from period to period was driven by the increase in market interest rates coupled with the increase in average balances in interest-bearing deposits. The impact of the rise in rates resulted in the average rate on interest-bearing liabilities for the current quarter rising to 3.68% from 3.29% for the prior year quarter. During this period, the total average balance of savings accounts grew significantly as a result of the increase in average rate offered on this product from 2.57% in the prior year quarter to 3.55% in the current year quarter. Increases in rates paid on interest-bearing deposits over the preceding twelve months were partially offset by the lower average rate paid on FHLB advances, which declined to 4.34% in the third quarter of 2024 compared to 4.40% in the third quarter of 2023, as well as the impact of the full payoff of outstanding borrowings through the Federal Reserve Bank's Bank Term Funding Program during the first quarter of 2024.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2024/2023	2024/2023
(Dollars in thousands)	2024	2023	$ Change	% Change
Service charges on deposit accounts	3,009	2,704	305	11.3
Mortgage banking activities	1,529	1,682	(153)	(9.1)
Wealth management income	10,738	9,391	1,347	14.3
Income from bank owned life insurance	1,307	845	462	54.7
Bank card fees	435	450	(15)	(3.3)
Other income	2,697	2,319	378	16.3
Total non-interest income	$19,715	$17,391	$2,324	13.4

Total non-interest income for the third quarter of 2024 increased by 13% or $2.3 million compared to the prior year quarter. The current quarter's increase in non-interest income as compared to the prior year quarter was mainly driven by higher wealth management income, BOLI mortality-related income, and other income.

Further detail by category of non-interest income activity for the third quarter of 2024 versus the third quarter of 2023 is provided as follows:

•Service charges on deposit accounts increased $0.3 million or 11% as commercial checking accounts service charges and return check charges increased 19% and 4%, respectively.
•Income from mortgage banking activities decreased by $0.2 million or 9% reflecting lower margins realized on mortgage loans sold during the current quarter as compared to the prior year quarter.
•Wealth management income increased $1.3 million or 14% in the third quarter of 2024 compared to the third quarter of 2023 as a result of favorable market performance and growth of assets under management, which increased to $6.6 billion at September 30, 2024 from $5.5 billion at September 30, 2023.
•Income from bank owned life insurance grew $0.5 million or 55% as a result of increased yields and higher returns on policies.
•Other income increased $0.4 million or 16% due to higher lending-related fees.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2024/2023	2024/2023
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$41,030	$44,853	$(3,823)	(8.5)%
Occupancy expense of premises	4,657	4,609	48	1.0
Equipment expense	3,841	3,811	30	0.8
Marketing	1,320	729	591	81.1
Outside data services	3,025	2,819	206	7.3
FDIC insurance	2,773	2,333	440	18.9
Amortization of intangible assets	2,323	1,245	1,078	86.6
Professional fees and services	6,577	4,509	2,068	45.9
Other expenses	7,391	7,563	(172)	(2.3)
Total non-interest expense	$72,937	$72,471	$466	0.6

Total non-interest expense for the third quarter of 2024 increased by $0.5 million or 1% compared to the third quarter of 2023. The prior year quarter included $8.2 million of pension settlement expense related to the termination of the Company's pension plan. Excluding this expense from the prior year quarter, total non-interest expense increased by $8.6 million or 13%, due to increase in salaries and benefits, higher professional fees, and an increase in amortization of intangible assets.

Further detail by category of non-expense income activity for the third quarter of 2024 versus the third quarter of 2023 is provided as follows:

•Salaries and employee benefits, the largest component of non-interest expenses, decreased $3.8 million or 9%. Prior year quarter expense included pension settlement expense of $8.2 million. Excluding this expense from the prior year quarter, total salaries and benefits expense increased $4.3 million or 12%, due to increase in salaries and incentive based compensation.
•Occupancy and equipment expenses for the quarter were relatively unchanged compared to the prior year quarter.
•Marketing expense increased $0.6 million due to higher spending on various advertising campaigns.
•FDIC insurance expense increased $0.4 million as a result of company specific risk measure values used in the determination of the assessment rate.
•Amortization of intangible assets increased by $1.1 million primarily as a result of an increase in software licensed intangible assets placed into production during the current period.
•Professional fees and services increased 46% primarily due to the increase in utilization of IT consulting services.
•Other non-interest expense decreased 2% due to a decline in a variety of general operating expenses.

Income Taxes
Income tax expense was $5.7 million in the third quarter of 2024 compared to income tax expense of $6.9 million in the third quarter of 2023. The resulting effective tax rate was 25.9% for the third quarter of 2024 compared to an effective tax rate of 24.9% for the third quarter of 2023. The increase in the current year's effective tax rate is the result of pre-tax income containing a lower proportion of income permanently excludable for income tax purposes compared to the prior year quarter.

Non-GAAP Financial Measures
The GAAP efficiency ratio in the third quarter of 2024 was 72.12% compared to 70.72% for the third quarter of 2023. The non-GAAP efficiency ratio was 69.06% in the third quarter of 2024 compared to 60.91% in the third quarter of 2023. The increase in both the GAAP and non-GAAP efficiency ratios (reflecting a decrease in efficiency) in the current quarter compared to the third quarter of the prior year were the result of declines in net revenue combined with increases in non-interest expense. Pre-tax pre-provision net income decreased 6% for the current quarter compared to the prior year quarter due to the decline in net interest income.

Current quarter's core earnings were $17.9 million ($0.40 per diluted common share), compared to $27.8 million ($0.62 per diluted common share) for the quarter ended September 30, 2023. Return on average assets for the quarter ended September 30, 2024 was 0.46% and return on average tangible common equity was 5.88% compared to 0.58% and 7.42%, respectively, for the third quarter of 2023. On a non-GAAP basis, the current quarter's core ROA was 0.50% and core ROTCE was 5.88% compared to core ROA of 0.78% and core ROTCE of 9.51% for the third quarter of 2023.

GAAP and Non-GAAP Efficiency Ratios and Measures

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Pre-tax pre-provision net income:
Net income	$16,209	$20,746
Plus/ (less) non-GAAP adjustments:
Income tax expense	5,665	6,890
Provision for credit losses	6,316	2,365
Pre-tax pre-provision net income	$28,190	$30,001

Efficiency ratio (GAAP):
Non-interest expense	$72,937	$72,471

Net interest income plus non-interest income	$101,127	$102,472

Efficiency ratio (GAAP)	72.12%	70.72%

Efficiency ratio (non-GAAP):
Non-interest expense	$72,937	$72,471
Less/ (plus) non-GAAP adjustments:
Amortization of intangible assets	2,323	1,245
Pension settlement expense	—	8,157
Non-interest expense - as adjusted	$70,614	$63,069

Net interest income plus non-interest income	$101,127	$102,472
Plus non-GAAP adjustment:
Tax-equivalent income	1,121	1,068
Less/ (plus) non-GAAP adjustment:
Investment securities gains/ (losses)	—	—
Net interest income plus non-interest income - as adjusted	$102,248	$103,540

Efficiency ratio (non-GAAP)	69.06%	60.91%

GAAP and Non-GAAP Performance Ratios

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Core earnings (non-GAAP):
Net income (GAAP)	$16,209	$20,746
Plus/ (less) non-GAAP adjustments (net of tax):
Amortization of intangible assets	1,727	932
Pension settlement expense	—	6,088
Core earnings (non-GAAP)	$17,936	$27,766

Core earnings per common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	45,242,920	44,960,455

Earnings per diluted common share (GAAP)	$0.36	$0.46
Core earnings per diluted common share (non-GAAP)	$0.40	$0.62

Core return on average assets (non-GAAP):
Average assets (GAAP)	$14,136,037	$14,086,342

Return on average assets (GAAP)	0.46%	0.58%
Core return on average assets (non-GAAP)	0.50%	0.78%

Return/ Core return on average tangible common equity (non-GAAP):
Net Income (GAAP)	$16,209	$20,746
Plus: Amortization of intangible assets (net of tax)	1,727	932
Net income before amortization of intangible assets	$17,936	$21,678

Core return on average tangible common equity (non-GAAP):
Average assets (GAAP)	$14,136,037	$14,086,342
Average goodwill	(363,436)	(363,436)
Average other intangible assets, net	(30,679)	(16,777)
Average tangible assets (non-GAAP)	$13,741,922	$13,706,129

Average total stockholders' equity (GAAP)	$1,607,377	$1,538,553
Average goodwill	(363,436)	(363,436)
Average other intangible assets, net	(30,679)	(16,777)
Average tangible common equity (non-GAAP)	$1,213,262	$1,158,340

Return on average tangible common equity (non-GAAP)	5.88%	7.42%
Core return on average tangible common equity (non-GAAP)	5.88%	9.51%

Average tangible common equity to average tangible assets (non-GAAP)	8.83%	8.45%

FINANCIAL CONDITION
Total assets at September 30, 2024 increased $354.9 million or 3% to $14.4 billion compared to December 31, 2023. Total loan balances increased $124.9 million or 1% compared to December 31, 2023. Commercial investor real estate loans decreased $236.0 million or 5%, while AD&C and commercial business loans and lines grew $266.6 million or 27% and $116.0 million or 8%, respectively, during this period. Total residential mortgage loans increased by 4%, primarily as a result of migration of mortgage construction loans into the mortgage permanent portfolio during the current year. Deposit balances increased to $11.7 billion at September 30, 2024 compared to $11.0 billion at December 31, 2023, driven by the 9% increase in interest-bearing deposits, as a result of offering competitive high yields in savings products along with the growth in money market accounts. The increase in deposits along with the stability of loan balances resulted in the loan-to-deposit ratio declining to 98% at September 30, 2024 from 103% at December 31, 2023.

Analysis of Loans
A comparison of the loan portfolio at the dates indicated is presented in the following table:

	September 30, 2024		December 31, 2023		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial real estate:
Commercial investor real estate	$4,868,467	42.4%	$5,104,425	44.9%	$(235,958)	(4.6)
Commercial owner-occupied real estate	1,737,327	15.1	1,755,235	15.4	(17,908)	(1.0)
Commercial AD&C	1,255,609	10.9	988,967	8.7	266,642	27.0
Commercial business	1,620,926	14.1	1,504,880	13.3	116,046	7.7
Total commercial loans	9,482,329	82.5	9,353,507	82.3	128,822	1.4
Residential real estate:
Residential mortgage	1,529,786	13.3	1,474,521	13.0	55,265	3.7
Residential construction	53,639	0.5	121,419	1.1	(67,780)	(55.8)
Consumer	426,167	3.7	417,542	3.6	8,625	2.1
Total residential and consumer loans	2,009,592	17.5	2,013,482	17.7	(3,890)	(0.2)
Total loans	$11,491,921	100.0%	$11,366,989	100.0%	$124,932	1.1

Total loans increased $124.9 million or 1% to $11.5 billion at September 30, 2024 compared to $11.4 billion at December 31, 2023. Portfolio mix during the first nine months of 2024 remained relatively unchanged compared to the prior year-end. During the current year, the commercial AD&C portfolio increased by 27% mainly due to draws on existing loans, while commercial business loans and lines increased by 8%. Commercial investor real estate loans declined by 5% during the current year, as we reduced concentrations in specific industries within this segment. Residential mortgage loans increased by 4% mainly due to migration of residential construction loans into the residential permanent portfolio, as a number of construction projects were completed.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	September 30, 2024		December 31, 2023		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Available-for-sale debt securities, at fair value:
U.S. treasuries and government agencies	$84,807	5.9%	$96,927	6.9%	$(12,120)	(12.5)%
State and municipal	265,189	18.4	268,214	19.0	(3,025)	(1.1)
Mortgage-backed and asset-backed	799,060	55.5	737,540	52.1	61,520	8.3
Total available-for-sale debt securities	1,149,056	79.8	1,102,681	78.0	46,375	4.2

Held-to-maturity debt securities, at amortized cost:
Mortgage-backed and asset-backed	220,296	15.3	236,165	16.7	(15,869)	(6.7)
Total held-to-maturity debt securities	220,296	15.3	236,165	16.7	(15,869)	(6.7)

Other investments, at cost:
Federal Reserve Bank stock	39,268	2.7	39,125	2.8	143	0.4
Federal Home Loan Bank of Atlanta stock	31,191	2.2	35,805	2.5	(4,614)	(12.9)
Other	677	—	677	—	—	—
Total other investments	71,136	4.9	75,607	5.3	(4,471)	(5.9)
Total securities	$1,440,488	100.0%	$1,414,453	100.0%	$26,035	1.8

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations, asset-backed securities and state and municipal securities. Total investment securities, which are a source of liquidity for the Company and a contributor to interest income, increased 2% from December 31, 2023 to September 30, 2024. Total unrealized losses on investments available-for-sale declined $27.4 million, from $118.1 million at December 31, 2023 to $90.7 million at September 30, 2024, due to a decline in market interest rates during the period. Unrealized losses on available-for-sale debt securities at September 30, 2024 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at September 30, 2024. These unrealized losses are expected to recover over time as available-for-sale securities approach maturity. We do not intend to sell, nor is it more likely than not that we will be required to sell, these securities, and we have sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At September 30, 2024, 98% of the available-for-sale and held-to-maturity debt securities were invested in Aaa/AAA or Aa/AA-rated securities. The average duration of the portfolio was 4.1 years at September 30, 2024 as compared to 4.6 years at December 31, 2023. Weighted average tax equivalent yield of the total debt securities portfolio was 2.44% at September 30, 2024. The composition and duration of the investment portfolio has resulted in a portfolio with low credit risk that is expected to provide the liquidity needed to meet lending and other funding demands. The portfolio is monitored on a continual basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Other Earning Assets
Residential mortgage loans held for sale increased to $21.5 million at September 30, 2024, compared to $10.8 million at December 31, 2023, as a result of the associated timing of origination and sale volumes that has occurred during the period. We continue to sell a portion of our residential mortgage loan production in the secondary market. The aggregate of interest-bearing deposits with banks and federal funds sold increased by $177.1 million to $640.8 million at September 30, 2024 compared to December 31, 2023, as a result of deposit growth during the current year partially offset by a full payoff of $300.0 million in outstanding borrowings through the Federal Reserve Bank's Bank Term Funding Program.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	September 30, 2024		December 31, 2023		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$2,903,063	24.7%	$2,914,161	26.5%	$(11,098)	(0.4)%
Interest-bearing deposits:
Demand	1,456,606	12.4	1,463,679	13.3	(7,073)	(0.5)
Money market savings	3,033,302	25.8	2,628,918	23.9	404,384	15.4
Regular savings	1,744,214	14.9	1,275,225	11.6	468,989	36.8
Time deposits of less than $250,000	1,873,594	16.0	2,068,259	18.8	(194,665)	(9.4)
Time deposits of $250,000 or more	726,915	6.2	646,296	5.9	80,619	12.5
Total interest-bearing deposits	8,834,631	75.3	8,082,377	73.5	752,254	9.3
Total deposits	$11,737,694	100.0%	$10,996,538	100.0%	$741,156	6.7

Deposits and Borrowings
Total deposits increased $741.2 million or 7% to $11.7 billion at September 30, 2024 from December 31, 2023, as interest-bearing deposits grew $752.3 million or 9%, while noninterest-bearing deposits remained level. The growth in interest-bearing deposits during the current year was mainly attributable to savings and money market accounts, which increased $469.0 million and $404.4 million, respectively. Time deposits declined by $114.0 million, driven by the $210.0 million reduction in brokered time deposits partially offset by the $95.9 million growth in core time deposits. Total core deposits, which exclude brokered relationships, increased by $909.4 million or 9% during the current year and represented 94% of total deposits at September 30, 2024 as compared to 92% at December 31, 2023.

The total amount of deposits not covered by FDIC deposit insurance was approximately $4.3 billion or 37% of total deposits at September 30, 2024. This estimate is based on the determination of known deposit account relationships of each depositor and the insurance guidelines provided by the FDIC. Commercial accounts represented 79% of uninsured deposits, while retail accounts accounted for 21% of the uninsured deposit total. Management mitigates outflows of uninsured deposits by providing reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. These deposits increased $47.2 million or 5% during the first nine months of 2024.

Total borrowings during the first nine months of 2024 decreased by $403.8 million compared to amounts at December 31, 2023, driven by a full payoff of $300.0 million in outstanding borrowings through the Federal Reserve Bank's Bank Term Funding Program facility. In addition, FHLB advances were reduced by $100.0 million during the current year. The Company currently carries $371.3 million in subordinated debt, which is accounted for as Tier 2 capital in accordance with regulatory guidelines. At September 30, 2024, available unused sources of liquidity, which consists of available FHLB borrowings, fed funds, funds through the Federal Reserve Bank's discount window, as well as excess cash and unpledged investment securities, totaled $6.3 billion or 146% of uninsured deposits.

Capital Management
Management monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Total stockholders' equity totaled $1.6 billion at both September 30, 2024 and December 31, 2023. The ratio of average equity to average assets was 11.37% for the quarter ended September 30, 2024, as compared to 10.97% for the quarter ended December 31, 2023.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as risk-based capital guidelines. The actual regulatory ratios and required ratios for capital adequacy are summarized for the Company in the following table.

	Ratios at		Minimum Value(1)	Well-Capitalized(2)
	September 30, 2024	December 31, 2023
Tier 1 leverage	9.59%	9.51%	4.00%	5.00%

Common equity Tier 1	11.27%	10.90%	4.50%	6.50%

Tier 1 capital to risk-weighted assets	11.27%	10.90%	6.00%	8.00%

Total capital to risk-weighted assets	15.53%	14.92%	8.00%	10.00%
(1)    Minimum requirements to remain adequately capitalized.
(2)    Well-capitalized under prompt corrective action regulations.

As of September 30, 2024, the most recent notification from our primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The increases across all risk-based capital ratios at September 30, 2024 compared to December 31, 2023 were mainly driven by a reduction in risk weightings applied on certain consumer loan unfunded commitment categories that met the regulatory capital requirements coupled with the growth in Tier 1 and total capital during the current year.

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

Tangible common equity increased to 8.83% of tangible assets at September 30, 2024, compared to 8.77% at December 31, 2023. This increase during the current year mainly reflected the impact of the $38.5 million increase in tangible common equity, while tangible assets grew $352.7 million.

A reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets along with tangible book value per share, book value per share and related non-GAAP tangible common equity ratio are provided in the following table:

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	September 30, 2024	December 31, 2023
Tangible common equity ratio:
Total stockholders' equity	$1,628,837	$1,588,142
Goodwill	(363,436)	(363,436)
Other intangible assets, net	(30,514)	(28,301)
Tangible common equity	$1,234,887	$1,196,405

Total assets	$14,383,073	$14,028,172
Goodwill	(363,436)	(363,436)
Other intangible assets, net	(30,514)	(28,301)
Tangible assets	$13,989,123	$13,636,435

Outstanding common shares	45,125,078	44,913,561

Tangible common equity ratio	8.83%	8.77%
Book value per common share	$36.10	$35.36
Tangible book value per common share	$27.37	$26.64

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

The level of non-performing loans to total loans increased to 1.09% at September 30, 2024 compared to 0.81% at December 31, 2023. Non-performing loans were $125.3 million at September 30, 2024 compared to $91.8 million at December 31, 2023. An increase in non-performing loans during the current year was mainly related to a single AD&C loan with the total outstanding principal balance of $28.0 million, which was placed on a non-accrual status. Loans greater than 90 days or more were $0.4 million at both September 30, 2024 and December 31, 2023.

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

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of our mortgage loan servicing rights was $0.3 million at both September 30, 2024 and December 31, 2023.

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the periods indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$57,578	$58,658
Commercial owner-occupied real estate	9,639	4,640
Commercial AD&C	31,816	1,259
Commercial business	9,044	10,051
Residential real estate:
Residential mortgage	11,996	12,332
Residential construction	539	443
Consumer	4,258	4,102
Total non-accrual loans	124,870	91,485

Loans 90 days past due:
Commercial real estate:
Commercial investor real estate	—	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	—	—
Commercial business	—	20
Residential real estate:
Residential mortgage	399	342
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	399	362
Total non-performing loans	125,269	91,847
Other real estate owned, net	3,265	—
Total non-performing assets	$128,534	$91,847

Non-accrual loans to total loans	1.09%	0.80%
Non-performing loans to total loans	1.09%	0.81%
Non-performing assets to total assets	0.89%	0.65%
Allowance for credit losses to non-accrual loans	105.25%	132.11%
Allowance for credit losses to non-performing loans	104.92%	131.59%

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

For the nine months ended September 30, 2024, provision for credit losses was $9.7 million as compared to a credit of $14.1 million for the same period in 2023. The current year's provision was primarily due to an increase in individual reserves on collateral-dependent non-accrual loans, as well as adjustments applied to specific industries within the commercial real estate segment during the first quarter of 2024. The prior year's credit to provision was mainly attributable to the improving regional forecasted unemployment rate observed during the first half of 2023, and the declining probability of economic recession.

At September 30, 2024, the allowance for credit losses was $131.4 million as compared to $120.9 million at December 31, 2023. The allowance for credit losses as a percent of total loans was 1.14% and 1.06% at September 30, 2024 and December 31, 2023, respectively. The allowance for credit losses represented 105% of non-performing loans at September 30, 2024 as compared to 132% at December 31, 2023. The allowance attributable to the commercial portfolio represented 1.26% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.61%. With respect to the total commercial portion of the allowance, 26% of this portion is allocated to the commercial business loan portfolio, resulting in the ratio of the allowance for commercial business loans to total commercial business loans of 1.91%. The allowance coverage ratio for the investor real estate portfolio decreased to 1.12% at September 30, 2024 compared to 1.20% at December 31, 2023 due to the reduction in loan balances and the related specific industry concentrations with the commercial investor real estate segment. The ratio of the allowance attributable to AD&C loans was 2.19% at the end of the current quarter, compared to 0.84% at December 31, 2023. This increase in the AD&C allowance ratio was predominantly the result of higher individual reserves on collateral-dependent non-accrual loans, primarily related to a single large lending relationship.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects our historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and our prepayment and curtailment rates, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where we determined that foreclosure is probable. Under the current methodology, 67% of the total allowance is attributable to the historical default and loss experience coupled with individual reserves, while 33% of the allowance is attributable to the collective qualitative factors applied to determine the allowance.

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

When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. The balance of collateral-dependent loans individually assessed for the allowance was $121.2 million, with individual allowances of $37.3 million against those loans at September 30, 2024.

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

A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. Our policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30-day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal and completion of the internal review, the assigned credit officer will recommend to the Chief Credit Officer whether an individual allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve an individual allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process. The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Certain loan terms may create concentrations of credit risk and increase our exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. We do not make loans that provide for negative amortization or option adjustable-rate mortgages.

The following table presents an allocation of the allowance for credit losses by portfolio as of each period end. The allowance is allocated in the following table to various loan categories based on the methodology used to estimate credit losses; however, the allocation does not restrict the usage of the allowance for any specific loan category.

(In thousands)	September 30, 2024		December 31, 2023
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$54,431	42.4%	$61,439	44.9%
Commercial owner-occupied real estate	6,321	15.1	7,536	15.4
Commercial AD&C	27,490	10.9	8,287	8.7
Commercial business	30,965	14.1	31,932	13.3
Total commercial	119,207	82.5	109,194	82.3
Residential real estate:
Residential mortgage	9,247	13.3	8,890	13.0
Residential construction	309	0.5	729	1.1
Consumer	2,665	3.7	2,052	3.6
Total residential and consumer	12,221	17.5	11,671	17.7
Total allowance for credit losses - loans	$131,428	100.0%	$120,865	100.0%

Summary of Loan Credit Loss Experience
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2024	December 31, 2023
Balance, January 1	$120,865	$136,242
Provision/ (credit) for credit losses - loans	12,602	(13,894)
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	(401)	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	(135)	—
Commercial business	(1,803)	(449)
Residential real estate:
Residential mortgage	(50)	(160)
Residential construction	—	—
Consumer	(421)	(2,005)
Total charge-offs	(2,810)	(2,614)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	9	25
Commercial owner-occupied real estate	81	105
Commercial AD&C	330	—
Commercial business	31	303
Residential real estate:
Residential mortgage	52	114
Residential construction	—	—
Consumer	268	584
Total recoveries	771	1,131
Net (charge-offs)/ recoveries	(2,039)	(1,483)
Balance, period end	$131,428	$120,865

Annualized net charge-offs/ (recoveries) to average loans	0.02%	0.01%
Allowance for credit losses on loans to loans	1.14%	1.06%

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

The following table presents estimated changes in net interest income utilizing an instantaneous parallel rate shocks in various interest rate scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2024	(5.23%)	(3.80%)	(2.39%)	(1.14%)	1.79%	3.72%	5.82%	8.81%
December 31, 2023	(2.42%)	(1.71%)	(0.99%)	(0.40%)	1.13%	2.09%	2.84%	3.87%

As reflected in the table above, the measures of net interest income at risk at September 30, 2024 stayed relatively stable as compared to December 31, 2023. The modest increase in net interest income at risk during the current year is a result of a higher proportion of variable rate and soon to be repricing assets and liabilities on the balance sheet compared to year end, in the form of more floating rate loans as well as holding more cash and maturing securities on the asset side and more high yield savings accounts and soon to be repricing term deposits.

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

The following table presents estimated changes in net interest income utilizing parallel rate ramps in various interest rate scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
September 30, 2024	(4.52%)	(3.29%)	(2.07%)	(0.99%)	1.43%	2.94%	4.51%	6.15%
December 31, 2023	(1.81%)	(1.24%)	(0.68%)	(0.25%)	0.81%	1.54%	2.22%	2.87%

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

Estimated Changes in Economic Value of Equity at Risk
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2024	(23.43%)	(16.92%)	(10.46%)	(4.63%)	4.05%	6.74%	7.12%	1.90%
December 31, 2023	(24.78%)	(18.31%)	(11.90%)	(5.75%)	5.55%	9.92%	12.93%	12.49%

Overall, the measure of the economic value of equity ("EVE") at risk declined in most of the rate change scenarios from December 31, 2023 to September 30, 2024. The slight decrease in EVE at risk is a reflection of a higher proportion of variable rate and soon to be repricing assets and liabilities.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on a short notice to meet obligations as they arise and to ensure that we are able to pursue new business opportunities. Accordingly, management evaluates these metrics on a monthly basis to ensure that policy parameters are adequately addressed. We perform liquidity stress testing at least quarterly which includes systemic and idiosyncratic scenarios. Testing at the end of the third quarter of 2024 indicated that the Company demonstrates sufficient liquidity in most severe scenarios. At September 30, 2024, our liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits, to be a relatively stable funding source. Core deposits, which exclude brokered deposit relationships, equaled 94% of total deposits at September 30, 2024. At September 30, 2024, available unused liquidity, which consists of available FHLB borrowings, fed funds, funds through the Federal Reserve Bank's discount window, as well as excess cash and unpledged investment securities totaled $6.3 billion or 146% of uninsured deposits. Under the approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, our liquidity position is measured weekly, looking forward at thirty day intervals from 30 to 360 days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At September 30, 2024, our liquidity and funds availability provides it with the requisite flexibility in funding and other liquidity demands.

Our external sources of funds available that can be drawn upon when required are available lines of credit with the FHLB and the Federal Reserve Bank and correspondent banks. At September 30, 2024, we had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.4 billion. FHLB availability based on pledged collateral at September 30, 2024 amounted to $3.0 billion, with $450.0 million outstanding against it. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $771.8 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2024. In addition, we have federal funds borrowing capacity under unsecured lines of credit with correspondent banks of $829.0 million with no amount outstanding at September 30, 2024. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2024.

Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date period plus retained net income (as defined) for the preceding two calendar years. Quarterly, management evaluates the capacity to pay dividends under various stress scenarios and provides that recommendation to the Board of Directors. Based on this requirement, as of September 30, 2024, the Bank could have declared a dividend of up to $146.0 million to Bancorp. At September 30, 2024, Bancorp had liquid assets of $120.1 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Commercial real estate development and construction	$385,207	$572,540
Residential real estate-development and construction	665,021	713,903
Real estate-residential mortgage	26,479	16,608
Lines of credit, principally home equity and business lines	2,440,629	2,405,150
Standby letters of credit	89,735	71,817
Total commitments to extend credit and available credit lines	$3,607,071	$3,780,018

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

As of September 30, 2024, the total reserve for unfunded commitments was $1.5 million and is accounted for in other liabilities in the Condensed Consolidated Statements of Financial Condition. See Note 1 – Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for more information on the accounting policy for the allowance for unfunded commitments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The most significant risk factors affecting our business include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 under Item 1A, “Risk Factors” and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements. Except as set forth below, there have been no material changes in the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to the Pending Merger with Atlantic Union

We and Atlantic Union have, and the combined company following the merger will, incur significant transaction and merger-related costs in connection with the transactions contemplated by the merger agreement.

We and Atlantic Union have incurred and expect to incur significant non-recurring costs associated with combining the operations of the Company with Atlantic Union’s operations. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employment-related costs, public company filing fees and other regulatory fees, printing costs, and other related costs. Additional unanticipated costs may be incurred in the integration of our business with the business of Atlantic Union, and there are many factors beyond our or Atlantic Union’s control that could affect the total amount or timing of integration costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the merger is consummated, we, Atlantic Union, and the combined company will incur substantial expenses in pursuing the merger and this may adversely impact our and the combined company’s earnings. Completion of the transactions contemplated by the merger agreement will be conditioned upon customary closing conditions, including the receipt of required governmental authorizations, consents, orders, and approvals, including approval by certain federal banking regulators. We and Atlantic Union intend to pursue all required approvals in accordance with the merger agreement. However, there can be no assurance that such approvals will be obtained without additional cost, on the anticipated timeframe, or at all.

Regulatory approvals for the merger and/or bank merger may not be received, may take longer than expected or may impose conditions that are not currently anticipated, cannot be met, or that could have an adverse effect on the combined company following the merger and/or bank merger.

Before the proposed merger and the bank merger may be completed, various approvals, consents, and non-objections must be obtained from bank regulatory authorities, including the Federal Reserve. In determining whether to grant these approvals, regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in any party’s regulatory standing or any other factors considered by regulators in granting such approvals; governmental, political, or community group inquiries, investigations or opposition; or changes in legislation or the political or regulatory environment generally, including as a result of changes of the U.S. executive administration, or Congressional leadership and regulatory agency leadership.

Even if the approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions or that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were completed successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, limitations, obligations, or restrictions will not result in the delay or abandonment of the merger. The completion of the merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any materially burdensome regulatory condition and the expiration of all statutory waiting periods. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions, or decrees issued by any court or any governmental entity of competent jurisdiction that would prevent, prohibit, or make illegal the completion of the merger, the bank merger, or any of the other transactions contemplated by the merger agreement.

Despite the parties’ expected commitment to use their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the merger agreement, neither party is required under the terms of the merger agreement to take any action, commit to take any action, or agree to any condition or restriction in connection with obtaining these approvals, that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the proposed merger (measured on a scale relative only to the size of Bancorp and its subsidiaries, taken as a whole (without Atlantic Union and its subsidiaries)).

The merger agreement may be terminated in accordance with its terms and the merger may not be completed. Such failure to complete the transactions contemplated by the merger agreement could cause our results to be adversely affected, our stock price to decline, or have a material and adverse effect on our stock price and results of operations.

If the transactions contemplated by the merger agreement, including the merger, are not completed for any reason, including as a result of Atlantic Union’s shareholders failing to approve the merger agreement or the issuance of the shares of Atlantic Union common stock constituting the merger consideration, or our stockholders failing to approve the merger agreement, there may be various adverse consequences, and we and/or Atlantic Union may experience negative reactions from the financial markets and from our respective customers and employees. For example, either party’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of its management on the merger, without realizing any of the anticipated benefits of completing the merger. Moreover, our stock price may decline because costs related to such transactions, such as legal, accounting, and financial advisory fees, must be paid even if such transactions, including the merger, are not completed. Moreover, we may be required to pay a termination fee of $56.0 million to Atlantic Union upon a termination of the merger agreement in certain circumstances. In addition, if the transactions contemplated by the merger agreement are not completed, whether because of the failure to receive required regulatory approvals in a timely fashion or because one of the parties has breached its obligations in a way that permits Atlantic Union to terminate the merger agreement, or for any other reason, our stock price may decline to the extent that the current market price reflects a market assumption that the merger will be beneficial and will be completed. We and/or Atlantic Union also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against either company to perform our obligations under the merger agreement.

The future results of the combined company following the merger may suffer if the combined company does not effectively manage its expanded operations.

Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either our or Atlantic Union’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business.

Both Atlantic Union Bank and the Bank are regulated and supervised by the Federal Reserve as well as the Consumer Financial Protection Bureau. In addition, at the state level, Atlantic Union Bank is chartered by the Commonwealth of Virginia and is supervised and regularly examined by the Bureau of Financial Institutions, a division of the Virginia State Corporation Commission, while the Bank is a state-chartered bank and trust company subject to supervision by the Office of Financial Regulation, part of the Maryland Department of Labor. The laws, regulations and regulatory guidance applicable to both banks will therefore differ in ways that may affect the operations of the combined company. Additionally, the internal policies of Atlantic Union Bank and the Bank with regards to their investment portfolios may differ on factors such as hold limits per bond issuer, life of the bond, or credit risk appetite. As a result, there are assets on the balance sheet of the Bank that the bank subsidiary of the combined company is not expected to hold, whether based on differences in regulatory oversight or internal policies, and Atlantic Union may dispose of such assets contemporaneous or subsequent to the closing of the merger. The disposition of certain assets in a high-interest rate environment, such as we have in the past experienced, are currently experiencing and may experience again in the future, could result in a sale of assets at a market price that is different than the estimated book value of such assets and impact regulatory capital ratios at the time of the closing of the merger. Further, Atlantic Union may replace such disposed assets with lower-yielding investments, any of which could impact its future earnings and return on equity.

There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings or other benefits currently anticipated from the merger.

We and Atlantic Union will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on us and Atlantic Union. These uncertainties may impair our and Atlantic Union’s ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) until the merger is completed, as such personnel and customers may experience uncertainty about their future roles and relationships following the completion of the merger. Additionally, these uncertainties could cause customers and others that deal with us or Atlantic Union to seek to change existing business relationships with us or Atlantic Union or fail to extend an existing relationship with us or Atlantic Union, as applicable. Competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

In addition, subject to certain exceptions, we and Atlantic Union have agreed to operate our respective businesses in the ordinary course consistent with past practice in all material respects before closing, and we and Atlantic Union have agreed not to take certain actions, which could cause us or Atlantic Union to be unable to pursue other beneficial opportunities that may arise before the completion of the merger.

Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact our business, financial condition and results of operations.

Shareholders of Atlantic Union and/or stockholders of the Company may file lawsuits against Atlantic Union, the Company and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing is that no law, order, injunction or decree issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting Atlantic Union or the Company from completing the merger, the bank merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to either party, including any cost associated with the indemnification of its directors and officers. We and Atlantic Union may incur costs relating to the defense or settlement of any shareholder lawsuits filed in connection with the merger. Shareholder lawsuits may divert management attention from management of each company’s business or operations. Such litigation could have an adverse effect on such party’s business, financial condition and results of operations and could prevent or delay the completion of the merger.

The merger will not be completed unless important conditions are satisfied or waived, including approval of the merger agreement by Atlantic Union shareholders and Company stockholders and approval of the issuance of Atlantic Union shares in the merger by Atlantic Union shareholders.

Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger. If the conditions are not satisfied or, subject to applicable law, waived, the merger will not occur or will be delayed and each of Atlantic Union and us may lose some or all of the intended benefits of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, our Board of Directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022, the Company repurchased 625,710 shares of its common stock at an average price of $39.93 per share. The Company did not repurchase any shares of its common stock during 2023 or the nine months ended September 30, 2024. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information
During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 2.1
Agreement and Plan of Merger, dated as of October 21, 2024, between Atlantic Union Bankshares Corporation and Sandy Spring Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 21, 2024).

Exhibit 10.1
Support Agreement, dated as of October 21, 2024, by and between Sandy Spring Bancorp, Inc. and each of the shareholders of Atlantic Union Bankshares Corporation listed on the signature pages therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 21, 2024).

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

Date: November 8, 2024

By: /s/ Charles S. Cullum
Charles S. Cullum
Executive Vice President and Chief Financial Officer

Date: November 8, 2024