Form 10-K
period 2024-12-31
SANDY SPRING BANCORP INC
filed 2025-02-20
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion, based on the closing sales price of $24.36 per share of the registrant's Common Stock on June 28, 2024.

The number of outstanding shares of common stock outstanding as of February 18, 2025.
Common stock, $1.00 par value – 45,140,417 shares

Documents Incorporated By Reference
Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders.
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
•the possibility that the Company's pending merger with Atlantic Union may be more expensive or take longer to complete than anticipated and that the anticipated benefits of the proposed merger, including cost savings and strategic gains, may not be realized fully or at all or may take longer to realize than expected;
•the impact of significant transaction and merger-related costs to be incurred in connection with the transactions contemplated by the merger agreement (the "merger agreement") entered into by and between the Company and Atlantic Union;
•reputational risk and the risk of adverse reaction of Atlantic Union's and our respective affiliates' customers, vendors, employees or other business partners to the proposed merger;
•the diversion of management's attention from ongoing business operations and opportunities as a result of matters relating to the proposed merger;
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
•business uncertainties and contractual restriction that we and Atlantic Union are subject to while the proposed merger is pending;
•the prevention or delay of completion of the proposed merger by any shareholder litigation that may be instituted against us or Atlantic Union; and
•the possibility that important conditions, including approval of the merger agreement by our stockholders and Atlantic Union shareholders and of the issuance of shares of common stock by Atlantic Union shareholders are not satisfied or waived.

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

Pending Merger
On October 21, 2024, Bancorp entered into an Agreement and Plan of Merger with Atlantic Union Bankshares Corporation (“Atlantic Union”). The merger agreement provides that Bancorp will merge with and into Atlantic Union, with Atlantic Union continuing as the surviving entity. Immediately following the merger of Bancorp and Atlantic Union, the Bank will merge with and into Atlantic Union's wholly owned bank subsidiary, Atlantic Union Bank, with Atlantic Union Bank continuing as the surviving bank. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of Bancorp common stock will be converted into the right to receive 0.900 shares of Atlantic Union common stock, with cash to be paid in lieu of any fractional shares. The board of directors of the combined company will consist of 17 directors, comprised of the current 14 Atlantic Union board members and three of Bancorp’s board members, including Daniel J. Schrider, Chair, President and Chief Executive Officer of Bancorp and the Bank. The merger has been approved by the Federal Reserve Bank of Richmond, acting on delegated authority from the Board of Governors of the Federal Reserve System, the Virginia Bureau of Financial Institutions and the Maryland Office of Financial Regulation. Shareholders of the Company and Atlantic Union approved the merger at meetings held on February 5, 2025. The merger is expected to close on April 1, 2025, subject to satisfaction of customary closing conditions. The Company has incurred and will incur significant expense in connection with the negotiation and completion of the transactions contemplated by the merger agreement. These costs include legal, financial advisory, accounting, consulting and other advisory fees, employment-related costs, public company filing fees and other regulatory fees, and other related costs. Additional unanticipated costs may be incurred in the integration of our business with the business of Atlantic Union.

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

Loan Products
We currently offer a broad menu of loan products primarily in our identified market footprint that are discussed in detail below and on the following pages. These following sections should be read in conjunction with the section “Credit Risk” on page 60 of this report.

Commercial Loans
Our commercial loans consist of commercial real estate loans, commercial construction loans and commercial business loans. Our commercial loan clients represent a diverse cross-section of small to mid-size businesses within our market footprint.

Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Collateral generally is required to provide us with an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower, but generally may include real estate, accounts receivable, inventory, equipment or other assets. Loans also may be supported by personal guarantees from the principals of the commercial loan borrowers. The financial condition and cash flow of commercial borrowers are monitored through the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. A risk rating system is applied to the commercial loan portfolio to measure credit risk and differentiate the level of risk posed by individual credits. We have no C&I loans to borrowers in similar industries that exceed 10% of total loans.

Included in commercial loans are loan participations acquired from other lenders. The risks associated with purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. We also sell loan participations as part of our credit risk management and asset/liability management strategy. At December 31, 2024, other financial institutions had $186.7 million in outstanding commercial and commercial real estate loan participations sold by the Company. In addition, at December 31, 2024, the Company had $322.4 million in outstanding commercial and commercial real estate loan participations purchased from other lenders.

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

Commercial acquisition, development and construction ("AD&C") loans to residential builders are either made for the construction of residential homes with an existing binding sales contract where the prospective buyers have been pre-qualified for permanent mortgage financing by a lender, or homes that are built by residential builders in anticipation of a future sale. Lending to builders that may engage in speculative home construction is managed through strict monitoring of their respective volumes of speculative units under construction as compared to those that are presold to prospective buyers, in addition to lending to builders/developers with the proven ability, based on past history, to manage their construction inventory during volatile economic cycles. Loans for the development of residential land are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to us. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, which is typically a minimum of eighteen months to three years.

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

Commercial Business Loans
We also originate commercial business loans. Commercial term loans are made to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt. We generally require a first lien position on all collateral and require guarantees from owners having at least a 20% interest in the involved business. Interest rates on commercial term loans are generally floating or fixed for a term not to exceed seven years. Management monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial business loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually, depending on the degree to which we desire information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by our policy, would be a 75% advance on the lesser of appraised value or recent sales price on commercial property, an 80% or less advance on eligible receivables, a 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager. Whenever appropriate and available, we seek governmental loan guarantees, such as the SBA's loan programs, to reduce risks.

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

Employee Profile
The following table summarizes our workforce at December 31, 2024:

Full-time employees	1,120
Part-time employees	31
Total employees	1,151

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

Our workforce reflects the diversity of the communities we serve. As of December 31, 2024, approximately 59 percent of employees were women and 45 percent self-identified as people of color. Growing the diversity of our management and executive roles is an important component of our diversity and inclusion strategy. As of December 31, 2024, approximately 53 percent of employees in managerial roles were women and 27 percent self-identified as people of color, and approximately 32 percent of officers who are senior vice president level and above were women and 18 percent self-identified as people of color.

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

Our benefits program includes a 401(k) plan with an employer match, a variety of health insurance plans, flexible spending and dependent care accounts, employer-paid life insurance, and tuition assistance.

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

In general, a bank holding company that qualifies as a financial holding company under federal banking law may engage in an expanded list of non-bank activities. Non-bank and financially related activities of bank holding companies, including companies that become financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve. Bancorp has not elected to be treated as a financial holding company.

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

Consumer Financial Protection Laws and Enforcement
We must comply with various federal and state consumer protection laws and regulations with respect to the consumer financial products and services that we provide. We are subject to regulation by the Consumer Financial Protection Bureau (“CFPB”), which is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. The Bank is subject to federal and state fair lending laws such as the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. In addition, the Bank is subject to other federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, the Gramm-Leach Bliley Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting, and servicing loans and providing other services.

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

Prompt Corrective Regulatory Action
Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The law requires that certain supervisory actions be taken against undercapitalized institutions, the severity of which depends on the degree of undercapitalization. The Federal Reserve has adopted regulations to implement the prompt corrective action legislation as to state member banks. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Subject to a narrow exception, a receiver or conservator is required to be appointed for an institution that is "critically undercapitalized" within specified time frames. The regulations also provide that a capital restoration plan must be filed with the Federal Reserve within 45 days of the date an institution is deemed to have received notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the institution's total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Federal Reserve could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

As of December 31, 2024, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.

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

Bank Secrecy Act
Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, contains prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the Patriot Act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition. In July 2024, the federal banking agencies, including the Federal Reserve and OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism ("CFT") programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution's money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, the U.S. Department of the Treasury's Financial Crimes Enforcement Network's ("FinCEN") published national AML/CFT priorities.

Cyber Security
The federal bank regulators have adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a "computer-security incident" rising to the level of a "notification incident" has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization's operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization's customers for four or more hours.

Guidance for Third-Party Relationships
On June 9, 2023, the Federal Reserve, OCC, and FDIC issued final interagency guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance is based, in part, on the regulators’ previously existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank's risk profile and complexity as well as the criticality of the activity. The final interagency guidance replaces each agency's existing guidance on this topic and is directed to all banking organizations supervised by the Federal Reserve, OCC, and FDIC. Additionally, third party relationship risk management and banking-as-a-service arrangements (including with respect to deposit products and services) have been topics of focus for federal bank regulators in 2024 and further rulemaking activity or guidance may be forthcoming.

Brokered Deposits
The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the "national rate" for all interest-bearing deposits held by less-than-well-capitalized institutions as "a simple average of rates paid by all insured depository institutions and branches for which data are available" and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits.

On December 15, 2020, the FDIC issued a final rule establishing a new framework for analyzing whether bank deposits obtained through third-party arrangements are brokered deposits pursuant to Section 29 of the Federal Deposit Insurance Act. Generally, a person is a "deposit broker" if it is "engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties." The final rule clarifies what it means to be in the business of placing deposits and facilitating the placement of deposits for purpose of the deposit broker definition. The final rule also clarifies application of the "primary purpose exception" to Section 29 by identifying a number of common business relationships described as "designated exceptions" as meeting the primary purpose exception. Many of these designated exceptions are arrangements previously addressed in advisory opinions and include: certain investment-related deposits; property management service deposits; deposits for cross-border clearing services; deposits related to real estate and mortgage servicing activities; retirement and 529 deposits; deposits related to employee benefits programs; deposits held to secure credit card loans; and deposits placed by agencies to disburse government benefits.

On July 30, 2024, the FDIC proposed a rule that would amend the current rules governing brokered deposits. The proposed rule as drafted would, among other things, (1) amend the definition of "deposit broker"; (2) eliminate the exclusive deposit placement arrangement exception; (3) eliminate the enabling transactions designated business exception; (4) revise the "25 percent test" designated business exception for a primary purpose exception to be available only to broker-dealers and investment advisers and only if less than 10 percent of the total assets that the broker-dealer or investment adviser has under management for its customers is placed at one or more insured depository institutions; (5) revise the interpretation of the primary purpose exception to consider the third party's intent in placing customer funds at a particular insured depository institution; (6) allow only insured depository institutions to file notices and applications for primary purpose exceptions; and (7) clarify how an insured depository institution that loses its "agent institution" status regains that status. We are currently evaluating the effect of the proposed rule on the Bank were it to be adopted as a final rule and monitoring the status of this rulemaking.

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

Enforcement Actions
Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease-and-desist orders, receivership, conservatorship, or the termination of the deposit insurance.

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

Whether or not the merger is consummated, we, Atlantic Union, and the combined company will incur substantial expenses in pursuing the merger and this may adversely impact our and the combined company’s earnings. Completion of the transactions contemplated by the merger agreement will be conditioned upon the satisfaction or waiver of customary closing conditions. However, there can be no assurance that such closing conditions will be satisfied without additional cost, on the anticipated timeframe, or at all.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed. Such failure to complete the transactions contemplated by the merger agreement could cause our results to be adversely affected, our stock price to decline, or have a material and adverse effect on our stock price and results of operations.
If the transactions contemplated by the merger agreement, including the merger, are not completed for any reason, there may be various adverse consequences, and we and/or Atlantic Union may experience negative reactions from the financial markets and from our respective customers and employees. For example, either party’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of its management on the merger, without realizing any of the anticipated benefits of completing the merger. Moreover, our stock price may decline because costs related to such transactions, such as legal, accounting, and financial advisory fees, must be paid even if such transactions, including the merger, are not completed. Moreover, we may be required to pay a termination fee of $56.0 million to Atlantic Union upon a termination of the merger agreement in certain circumstances. In addition, if the transactions contemplated by the merger agreement are not completed, whether because one of the parties has breached its obligations in a way that permits Atlantic Union to terminate the merger agreement, or for any other reason, our stock price may decline to the extent that the current market price reflects a market assumption that the merger will be beneficial and will be completed. We and/or Atlantic Union also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against either company to perform our obligations under the merger agreement.

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

The merger will not be completed unless important conditions are satisfied or waived.
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

For further discussion regarding the impact of interest rate movements on net interest income, refer to the Market Risk Management section of Management's Discussion and Analysis on page 67. The results of an interest rate sensitivity simulation model depend upon a number of assumptions regarding customer behavior, movement of interest rates and cash flows, any of which may prove to be inaccurate.

Inflation can have an adverse impact on our business and on our customers.
Inflation generally increases the cost of goods and services we use in our business operations, as well as labor costs. We may find that we need to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, our clients are also affected by elevated interest rates, inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. From 2022 to 2023, the Federal Reserve increased the federal funds target rate from 0 - 0.25% to 5.25 - 5.50% in an effort to combat elevated inflation. In 2024, the federal funds target rate was reduced slightly, but remained at an elevated level of 4.25% - 4.50%. Market interest rates increased in response to the Federal Reserve's actions. Higher market interest rates have increased borrowing costs and depressed loan demand. As market interest rates rise, the value of our investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits. If inflationary pressures do not subside, sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in a further increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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
At December 31, 2024, our commercial real estate loan portfolio totaled $7.9 billion, or 68% of our total loan portfolio. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Some segments have shown some signs of weakness as rising expenses and debt costs and lower valuations have impacted credit quality metrics. Vacancy rates have risen in the office sector, which is experiencing significant structural shifts that could take several years to fully materialize as new remote work practices normalize. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has deteriorated significantly, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. A decline in the value of the collateral for a loan may require us to increase our allowance for credit losses, which would adversely affect our earnings and financial condition.

Imposition of limits by the bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.
Regulatory guidance on concentrations in commercial real estate lending provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied investor real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. At December 31, 2024, our total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied commercial real estate, and construction and land loans represented 337% of the Bank’s total risk-based capital. Management has established a CRE lending framework to monitor specific exposures and limits by types within the CRE portfolio and takes appropriate actions, as necessary. If the Federal Reserve, the Bank’s primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, our earnings would be adversely affected.

Our concentration of residential mortgage loans exposes us to increased lending risks.
At December 31, 2024, 13% of our total portfolio was secured by residential mortgage one-to-four family real estate, a significant majority of which is located in central Maryland, northern Virginia and Washington, D.C. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

The Current Expected Credit Loss ("CECL") accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.
Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires advanced modeling techniques, heavy reliance on assumptions, and dependence on historical data that may not accurately forecast losses. CECL can result in volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, can have an adverse effect on our financial condition and results of operations.

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
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. Sandy Spring Bank is subject to regulation and supervision by the Federal Reserve and by Maryland banking authorities, as well as the CFPB. Sandy Spring Bancorp is subject to regulation and supervision by the Federal Reserve. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and sound financial condition, permissible types, amounts and terms of loans and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. These and other restrictions limit the manner in which we conduct business and obtain financing. The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Such changes may, among other things, increase the cost of doing business, limit the types of financial services and products we offer, or affect the competitive balance between banks and other financial institutions. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and adversely affect our profitability. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply (or to ensure that our agents and third-party service providers comply) with laws, regulations, or policies could result in enforcement actions or sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.

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
The CRA requires the Federal Reserve to assess our performance in meeting the credit needs of the communities we serve, including low- and moderate-income neighborhoods. If the Federal Reserve determines that we need to improve our performance or are in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. In addition, the Bank is subject to other federal and state laws designed to protect consumers, including the Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, the Gramm-Leach Bliley Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting and servicing loans and providing other services.

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

Additionally, state attorneys general can enforce consumer protection laws, including through use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB. In conducting an investigation, the CFPB or state attorneys general may issue a civil investigative demand requiring a target company to prepare and submit, among other items, documents, written reports, answers to interrogatories, and deposition testimony. If we become subject to such an investigation, the required response could result in substantial costs and a diversion of the attention and resources of our management, and any penalties imposed in connection with such investigations could have a material adverse effect on our business, financial condition and results of operations.

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

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a “concentration” in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

At December 31, 2024, our total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied commercial real estate, and construction and land loans represented 337% of the Bank’s total risk-based capital. Management has established a CRE lending framework to monitor specific exposures and limits by types within the CRE portfolio and take appropriate actions, as necessary. While we believe that Management has implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with the joint guidance, if the Federal Reserve, the Bank’s primary federal regulator, were to require us to implement additional policies and procedures consistent with their interpretation of the joint guidance, or impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, our earnings could be adversely affected.

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
The market price for our common stock has fluctuated, ranging between $38.71 and $19.81 per share during the 12 months ended December 31, 2024. The overall market and the price of our common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:
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
•changes in global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility or other geopolitical, regulatory or judicial events; and
•changes in Atlantic Union's stock price and/or expectations around closure of the plan of merger with Atlantic Union.

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

We maintain a comprehensive information security policy that is intended to maintain the security and confidentiality of client information, protect against threats to the security or integrity of such information, and protect against unauthorized access to or use of such information. We have a written information security program that is aligned to our information security policy and designed to assess, identify and manage risks that result from cybersecurity threats. The program is overseen and executed by a team of experienced, certified cybersecurity professionals. Our information security program is centered on preparing for, preventing, detecting, mitigating, responding to and recovering from cyber threats and cyber incidents while ensuring our processes continue to operate effectively. Annually, and at onboarding, our employees are required to take information security training. Employees also receive periodic education announcements on cybersecurity related topics to help them in their role in protecting the Bank and our clients from cybersecurity threats. Employees are tested on a monthly basis with simulated phishing emails and if necessary additional training is assigned.

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

Our cybersecurity risk management processes are integrated into our overall risk management system through our risk management committee structure. These committees have processes to help facilitate appropriate and effective oversight of cybersecurity risk, including tracking and reporting of cybersecurity risks and remediation plans. The Technology Risk Committee, which is a standing subcommittee of the Operational Risk Committee, is responsible for the oversight of policies and practices relating to the identification, assessment, measurement, monitoring and management of our technology and information security risks. The Technology Risk Committee is chaired by our Chief Technology Officer and members include our Chief Information Officer, Chief Information Security Officer, and administrators of key business systems. The Technology Risk Committee reports regularly to the Operational Risk Committee, which reports to the Executive Risk Committee, which includes our Chief Executive Officer and other executive officers. Through this committee reporting structure, management is informed about and monitors the information security program and its management of cybersecurity risks and incidents. When a cybersecurity incident is detected, we follow a cybersecurity incident response plan and associated procedures as we mitigate, respond and recover from the incident. Management assesses the materiality of a cybersecurity incident to our business and determines the communications that are made to internal and external parties at the appropriate times. When a cybersecurity incident is detected, we follow a cybersecurity incident response plan and associated procedures as we mitigate, respond and recover from the incident. Management and, if required, external subject matter experts are directly involved in assessing the materiality of a cyber security incident to our business, and determine the communications that are made to internal and external parties at the appropriate times. The cybersecurity incident response plan is tested annually using a simulation exercise involving representatives from organizations across the Bank, including executive management.

The Board of Directors, through the efforts of its Risk Committee, oversees our continuing efforts to strengthen our information security infrastructure and staffing, adhere to regulatory guidelines and enhance our processes, technology controls and cybersecurity defenses. As part of its oversight of operational risk, the Risk Committee is responsible for the oversight of information security and cybersecurity risk management. Our Chief Information Security Officer regularly reports to the Risk Committee on security events and incidents, testing, training, audits, new system assessments and the identification and remediation of cybersecurity risks. These reports also include topics such as the threat environment and vulnerability assessments, results of penetration testing, results of key cyber risk indicators and performance metrics, and our efforts to detect, prevent and respond to internal and external critical threats. The Risk Committee receives periodic updates on information security risk, the maturity of our information security program, and related investments and results. On an annual basis, the Risk Committee reviews and approves our information security program and information security policy.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2024, The Company owns 11 of its full-service community banking centers. The remaining banking locations, in addition to the offices of West Financial and RPJ are leased. See Note 7 – Leases to the Notes to the Consolidated Financial Statements for additional information.

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

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing
Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”. At January 31, 2025 there were approximately 2,500 holders of record of the Company’s common stock.

Transfer Agent and Registrar
Computershare Investor Services, 150 Royall Street - Suite 101, Canton, MA 02021

Share Transactions with Employees
Shares issued under the employee stock purchase plan, which was authorized in 2011, and amended in 2020, totaled 59,724 in 2024 and 64,502 in 2023, while issuances pursuant to exercises of stock options and vesting of restricted shares were 167,132 and 192,005 in the respective years. Effective October 31, 2024, all share purchase under the employee stock plan were suspended, and the plan was closed to new participants, as a result of the pending merger with Atlantic Union.

Issuer Purchases of Equity Securities
On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. The Company repurchased 625,710 shares of its common stock at an average price of $39.93 per share during 2022. The Company did not repurchase any shares of its common stock during the year ended December 31, 2024. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

Total Return Comparison
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of comparable regional banks (KBW Nasdaq Regional Banking Index). The cumulative total return on the stock or the index equals the total increase in value since December 31, 2018, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2019, in the common stock and the securities included in the indexes.

Sandy Spring Bancorp, Inc.

Total Return Performance
Sandy Spring Bancorp, Inc.
S&P 500 Index
KBW Nasdaq Regional Banking Index
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Sandy Spring Bancorp, Inc.	100.00	88.95	136.82	103.72	84.74	110.34
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
KBW Nasdaq Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2024 was $19.9 million ($0.44 per diluted common share) compared to $122.8 million ($2.73 per diluted common share) for the year ended December 31, 2023, representing a 84% decrease in both net income and earnings per diluted common share. The decline during 2024 was driven by a $54.4 million goodwill impairment charge, higher provision for loan losses of $31.8 million, and lower net interest income of $27.4 million, partially offset by a $12.2 million increase in non-interest income. Core earnings were $85.3 million for the year ended December 31, 2024 compared to $134.3 million for the prior year. Core earnings exclude the goodwill impairment charge, merger and acquisitions expense, and the after-tax impact of amortization of intangibles, investment securities gains or losses and other non-recurring or extraordinary items. Core earnings for the current year were lower compared to the prior year primarily as a result of the aforementioned higher provision for loan losses and lower net interest income, partially offset by increases in wealth management income and income from bank owned life insurance. The decline in net interest income was a result of a sustained high interest rate environment during the current year before the Federal Reserve lowered interest rates by a total of 100 basis points beginning in September 2024. Non-interest income increased 18% compared to 2023. The increase in non-interest income was driven by higher wealth management income and income from bank owned life insurance, generated by one-time mortality proceeds. Non-interest expense increased 25% for the year compared 2023. Current year expense included a goodwill impairment charge of $54.4 million and merger and acquisition expense of $4.2 million, while the prior year included pension settlement expense of $8.2 million and severance expense of $1.9 million. Excluding these items, non-interest expense increased by $19.8 million or 7% in the current year over the prior year as a result of increases in salaries and employee benefits, amortization of intangible assets, and professional and consulting fees.

The results for 2024 reflect the following:

•At December 31, 2024, total assets were $14.1 billion, a 1% increase compared to $14.0 billion at December 31, 2023.

•Total loans increased by $171.0 million or 2% to $11.5 billion at December 31, 2024 compared to $11.4 billion at December 31, 2023. Total commercial loans increased by $155.3 million or 2% during the year as AD&C loans and commercial business loans increased by $338.3 million and $148.3 million, respectively, partially offset by a $324.8 million decline in the commercial investor real estate segment. Total residential mortgage and consumer loans remained relatively stable during 2024.

•Deposits increased by $749.1 million or 7% to $11.7 billion at December 31, 2024 compared to $11.0 billion at December 31, 2023. During the year, the $858.4 million or 11% increase in interest-bearing deposits was partially offset by the $109.2 million or 4% decline in noninterest-bearing deposits, as customers moved excess funds into higher yielding accounts. Growth in interest-bearing deposits during the current year was driven by savings accounts and money market accounts, which increased by $489.4 million and $387.2 million, respectively, partially offset by the $134.0 million decrease in time deposit accounts.

•Net interest income for 2024 declined $27.4 million or 8% compared to 2023. The sustained high interest rate environment during the current year resulted in the $34.7 million increase in interest income being more than offset by the $62.2 million growth in interest expense due to higher funding costs and market competition for deposits during the period.

•The net interest margin for 2024 was 2.46% compared to 2.67% for 2023. The contraction of the net interest margin for the current year reflects the higher rate paid on interest-bearing liabilities, which outpaced the increase in the yield on interest-earning assets. As compared to the prior year, the yield on interest-earning assets increased 24 basis points while the rate paid on interest-bearing liabilities rose 52 basis points, resulting in net interest margin compression of 21 basis points.

•The provision for credit losses for 2024 amounted to a charge of $14.2 million as compared to a credit of $17.6 million for 2023. The provision for credit losses for 2024 was mainly a reflection of higher individual reserves on our non-accrual loans.

•Non-interest income for 2024 increased $12.2 million or 18% to $79.3 million compared to $67.1 million for 2023, driven by a $5.4 million increase in wealth management income, $3.3 million increase in income from bank owned life insurance, and $2.1 million increase in other income.

•Non-interest expense increased $68.2 million or 25% to $343.3 million for 2024 compared to $275.1 million for 2023. Excluding the goodwill impairment charge and merger and acquisition expense from the current year, and pension settlement expense and severance expense from the prior year, non-interest expense increased $19.8 million or 7% year-over-year. The increase is mainly driven by higher salaries and employee benefits expense, amortization of intangible assets, and professional fees and services.

•During the current year, as part of an annual goodwill impairment test as of October 1, 2024, the terms incorporated in the merger agreement between the Company and Atlantic Union were utilized for the quantitative goodwill analysis. The implied value of the Company was quantified by utilizing the stock conversion ratio in the merger agreement with Atlantic Union and used a weighted average approach to consider both Atlantic Union's most recent closing stock price prior to the merger announcement date, as well as the forward sale price for Atlantic Union common stock under the forward sale agreement that was announced simultaneously with the merger agreement. This valuation method resulted in lower estimated fair value of the Company as compared to its book value and required recording of a goodwill impairment charge of $54.4 million.

•Return on average assets (“ROA”) for the year was 0.14% and return on average tangible common equity (“ROTCE”) was 6.73% compared to 0.87% and 11.06%, respectively, for the prior year. On a non-GAAP basis, the current year's core ROA was 0.60% and core ROTCE was 7.07% compared to core ROA of 0.96% and core ROTCE of 11.72% for 2023.

•For the year ended December 31, 2024, the GAAP efficiency ratio was 84.46% compared to 65.24% for 2023. The non-GAAP efficiency ratio for the current year was 67.07% compared to the 60.99% for the prior year. The growth in the current year’s GAAP and non-GAAP efficiency ratios compared to the prior year, indicating a decline in efficiency, was the result of the decreases in non-GAAP revenue combined with the growth in non-GAAP non-interest expense.

Non-performing loans include non-accrual loans, accruing loans 90 days or more past due and restructured loans. The level of non-performing loans to total loans increased to 1.03% at December 31, 2024 compared to 0.81% at December 31, 2023. At year-end 2024, non-performing loans totaled $119.4 million, compared to $91.8 million at the end of the prior year. Loans placed on non-accrual during the year were $51.0 million compared to $81.9 million for the prior year. The largest component of new loans placed on non-accrual during the year was a single large AD&C relationship designated as non-accrual during the third quarter of 2024, with an outstanding loan balance of $28.0 million as of December 31, 2024. Total net charge-offs were $3.7 million for 2024, as compared to net recoveries of $1.5 million for 2023.

At December 31, 2024, the allowance for credit losses was $134.4 million or 1.16% of outstanding loans and 113% of non-performing loans, compared to $120.9 million or 1.06% of outstanding loans and 132% of non-performing loans at the end of 2023. The increase in the allowance during the year compared to the previous year was primarily driven by higher individual reserves on our non-accrual loans during the year.

Total deposits increased by $749.1 million or 7% to $11.7 billion at December 31, 2024 compared to $11.0 billion at December 31, 2023 as interest-bearing deposits grew 11%, partially offset by a 4% decline in noninterest-bearing deposits. The sustained high interest rate environment combined with the market competition for deposits resulted in growth of savings accounts by $489.4 million or 38% and money market deposits by $387.2 million or 15% during the current year. These increases were partially offset by the $134.0 million or 5% decrease in time deposit accounts. The decrease in the noninterest-bearing deposits during the current year was mainly driven by $69.4 million or 6% and $44.4 million or 4% declines in commercial and small business checking accounts, respectively. Core deposits, which exclude brokered deposits, increased $941.4 million year-over-year and represented 94% of total deposits as of December 31, 2024 as compared to 92% at December 31, 2023, reflecting the continued stability of the core deposit base. The loan-to-deposit ratio decreased to 98% at December 31, 2024 from 103% at December 31, 2023. Total uninsured deposits at December 31, 2024 were approximately 37% of total deposits. The Company offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. At December 31, 2024 balances in the Company's reciprocal deposit accounts increased by $79.3 million during the previous twelve months.

Total borrowings declined by $605.5 million or 47% at December 31, 2024 as compared to the previous year. During the current year, we repaid $300.0 million borrowed under the Federal Reserve Bank's Bank Term Funding Program, as well as $300.0 million in advances from the FHLB. At December 31, 2024, available unused sources of liquidity, which consists of available FHLB borrowings, fed funds, available funds through the Federal Reserve Bank's discount window, as well as excess cash and unpledged investment securities totaled $6.3 billion or 147% of uninsured deposits. At December 31, 2024, total cash and cash equivalents were $519.0 million, a decrease of $26.9 million or 5% compared to December 31, 2023.

Stockholders’ equity at December 31, 2024 decreased 2% to $1.6 billion, compared to December 31, 2023. The ratio of tangible common equity to tangible assets increased to 8.84% at December 31, 2024, compared to 8.77% at December 31, 2023. At December 31, 2024, the Company had a total risk-based capital ratio of 15.38%, a common equity tier 1 risk-based capital ratio of 11.36%, a tier 1 risk-based capital ratio of 11.36%, and a tier 1 leverage ratio of 9.39% all above the “well-capitalized” regulatory requirement levels. Book value per common share was $34.51 at December 31, 2024 compared to $35.36 at December 31, 2023. Tangible book value per common share was $26.99 at December 31, 2024, compared to $26.64 at December 31, 2023.

Selected Financial Data

Consolidated Summary of Financial Results (Dollars in thousands, except per share data)	2024	2023	2022	2021	2020
Results of Operations:
Tax-equivalent interest income	$676,731	$641,681	$499,508	$453,987	$427,688
Interest expense	345,146	282,974	68,663	25,766	60,401
Tax-equivalent net interest income	331,585	358,707	430,845	428,221	367,287
Tax-equivalent adjustment	4,459	4,157	3,841	3,703	4,128
Provision/ (credit) for credit losses	14,192	(17,561)	34,372	(45,556)	85,669
Net interest income after provision for credit losses	312,934	372,111	392,632	470,074	277,490
Non-interest income	79,315	67,078	87,019	102,055	102,716
Non-interest expense	343,288	275,054	257,293	260,470	255,782
Income before taxes	48,961	164,135	222,358	311,659	124,424
Income tax expense	29,026	41,291	56,059	76,552	27,471
Net income	19,935	122,844	166,299	235,107	96,953

Net income attributable to common shareholders	$19,902	$122,621	$165,618	$233,599	$96,170

Per Share Data:
Net income - basic per common share	$0.44	$2.74	$3.69	$5.00	$2.19
Net income - diluted per common share	$0.44	$2.73	$3.68	$4.98	$2.18
Dividends declared per share	$1.36	$1.36	$1.36	$1.28	$1.20
Book value per common share	$34.51	$35.36	$33.23	$33.68	$31.24
Tangible book value per common share - Non-GAAP (1)	$26.99	$26.64	$24.49	$24.90	$22.68
Dividends declared to diluted net income per common share	309.09%	49.82%	36.96%	25.70%	55.05%

Period End Balances:
Assets	$14,127,480	$14,028,172	$13,833,119	$12,590,726	$12,798,429
Investment securities	1,418,244	1,414,453	1,543,208	1,507,062	1,413,781
Loans	11,537,966	11,366,989	11,396,706	9,967,091	10,400,509
Deposits	11,745,665	10,996,538	10,953,421	10,624,731	10,033,069
Borrowings	690,311	1,295,835	1,242,172	313,798	1,149,320
Stockholders’ equity	1,558,011	1,588,142	1,483,768	1,519,679	1,469,955

Average Balances:
Assets	$14,129,795	$14,055,645	$13,218,824	$12,818,202	$11,775,096
Investment securities	1,537,131	1,612,672	1,689,219	1,457,483	1,350,483
Loans	11,429,692	11,354,227	10,638,882	10,034,866	9,317,493
Deposits	11,407,094	11,036,305	10,785,731	10,663,823	8,982,623
Borrowings	977,389	1,322,336	801,618	478,398	1,279,481
Stockholders’ equity	1,597,456	1,528,242	1,480,198	1,518,607	1,339,491

Performance Ratios:
Return on average assets	0.14%	0.87%	1.26%	1.83%	0.82%
Return on average common equity	1.25	8.04	11.23	15.48	7.24
Return on average tangible common equity - Non-GAAP (1)	6.73	11.06	15.64	21.45	10.74
Yield on average interest-earning assets	5.02	4.78	3.99	3.77	3.90
Rate on average interest-bearing liabilities	3.59	3.07	0.89	0.35	0.82
Net interest spread	1.43	1.71	3.10	3.42	3.08
Net interest margin	2.46	2.67	3.44	3.56	3.35
Efficiency ratio – GAAP (2)	84.46	65.24	50.05	49.47	54.90
Efficiency ratio – Non-GAAP (2)	67.07	60.99	49.66	46.17	46.53

Capital Ratios:
Tier 1 leverage	9.39%	9.51%	9.33%	9.26%	8.92%
Common equity tier 1 capital to risk-weighted assets	11.36	10.90	10.23	11.91	10.58
Tier 1 capital to risk-weighted assets	11.36	10.90	10.23	11.91	10.58
Total regulatory capital to risk-weighted assets	15.38	14.92	14.20	14.59	13.93
Tangible common equity to tangible assets - Non-GAAP (1)	8.84	8.77	8.13	9.21	8.61
Average equity to average assets	11.31	10.87	11.20	11.85	11.38

Credit Quality Ratios:
Allowance for credit losses to total loans	1.16%	1.06%	1.20%	1.10%	1.59%
Non-performing loans to total loans	1.03	0.81	0.35	0.49	1.11
Non-performing assets to total assets	0.87	0.65	0.29	0.40	0.91
Net charge-offs to average loans	0.03	0.01	—	0.11	0.01
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

Allowance for Credit Losses
The allowance for credit losses (“ACL”) represents management's judgement of an estimated amount of lifetime expected losses that may be incurred on outstanding loans at the balance sheet date. This estimate is based on the risk characteristics of each segment of the loan portfolio, historical losses and defaults, an expectation of supportable future economic conditions and payment performance of our borrowers. The methodology for estimating the allowance includes a collective quantified reserve, a collective qualitative reserve and individual allowances on specific credits. Loans are pooled into segments based on similar characteristics of borrowers, collateral types, types of associated industries and business purposes of the loans. Accordingly, the determination of the appropriateness of the allowance is complex and applies significant and highly subjective estimates. The use of significant judgement and the estimates of expected lifetime losses in the loan portfolio may vary significantly from actual amounts incurred. While management utilizes available applicable data to recognize expected losses, based on changes in the behavior of the portfolio in response to interest rates and economic conditions, the composition of the loan portfolio and the financial condition of the respective borrowers, future additions to the allowance may be necessary. The reasonableness of the allowance and the underlying methodology applied to determine the estimate is reviewed periodically by the Risk Committee of the board of directors and formally approved quarterly by the same committee of the board.

Further details regarding the methodologies applied to estimate the various components of the allowance are provided in Note 1 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Information regarding the management of credit risk and changes in the allowance for credit losses during the period is provided in those sections of Management’s Discussion and Analysis beginning on page 60.

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

Annually, we perform an impairment test of goodwill as of October 1 at a reporting unit level. As of our latest annual test and as of December 31, 2024, we had two reporting units: Community Banking and Investment Management. We are also required to test goodwill for impairment if a triggering event occurs that may indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount.

Accordingly, outside of our annual impairment testing process, we monitor our reporting units for potential triggering events in addition to performing quarterly qualitative assessments of impairment indicators.

As part of the annual goodwill impairment assessment, we utilized market information from the merger agreement with Atlantic Union as it represents an orderly transaction between market participants and the implied valuation of the Company from the merger transaction represents the most relevant fair value. Additionally, when evaluating goodwill for impairment, management considered the reporting units at a consolidated level as the Community Banking and Investment Management reporting units were part of the aggregate transaction price contemplated with the merger agreement.

In the quantitative assessment, the calculation of implied value of the Company utilized the stock conversion ratio in the merger agreement and used a weighted average approach to consider both Atlantic Union's most recent closing stock price prior to the merger announcement date, as well as the forward sale price for Atlantic Union common stock under the forward sale agreement announced simultaneously with the merger agreement. This valuation method resulted in a blended Atlantic Union stock price of $38.22 and implied deal value of $1,574.4 million. Compared to the book value of equity of $1,628.8 million as of October 1, 2024, the quantitative assessment indicated the necessity of recording a goodwill impairment charge of $54.4 million. The goodwill impairment is a non-cash charge and has no impact on our regulatory capital ratios, cash flows, or liquidity position.

Management determined that the entire goodwill impairment charge be allocated to the Community Banking reporting unit based on the materiality assessment of the relative asset and equity size of both reporting units.

We further monitored events, market and economic environment, Company’s operating performance and other banking and industry specific circumstances, including share price movements between the Company and Atlantic Union, during the period from October 1, 2024 through December 31, 2024. Based on these considerations, we concluded that it was more-likely-than-not that the fair value of our reporting units remained above the respective carrying amounts as of December 31, 2024.

Other intangible assets have finite lives and are reviewed for impairment annually. These assets are amortized over their estimated useful lives on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 15 years. Intangible assets are reviewed or analyzed periodically to determine if it appears that their value has diminished beyond the value in the financial statements. The review or analysis of the intangible assets did not indicate that any impairment occurred during 2024.

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

2024 vs. 2023
Net interest income for 2024 was $327.1 million, compared to $354.6 million for 2023, an 8% decrease. For the year ended December 31, 2024, net interest income decreased $27.4 million compared to the prior year as a result of the $62.2 million increase in interest expense, partially offset by the $34.7 million increase in interest income. Net interest income during the current year was negatively impacted by higher funding costs, driven by higher market rates, significant competition for deposits, and customers' movement of excess funds from noninterest-bearing to interest-bearing accounts. The increase in interest expense was primarily the result of additional interest expense associated with money market, time deposit, and savings accounts. During the year, average interest-earning assets grew 0.5% or $61.8 million while interest-bearing liabilities increased 4% or $398.8 million. The increase in interest-bearing liabilities was the result of the $743.8 million increase in average interest-bearing deposits, partially offset by the $344.9 million decrease in average borrowings. Average noninterest-bearing deposits decreased $373.0 million or 12% during the year. On a tax-equivalent basis, net interest income for 2024 was $331.6 million, compared to $358.7 million for 2023. During the year, the average yield on interest-earning assets increased 24 basis points while the average rate paid on interest-bearing liabilities increased 52 basis points. The net interest margin was 2.46% for the year ended December 31, 2024, compared to 2.67% for the prior year.

2023 vs. 2022
Net interest income for 2023 was $354.6 million, compared to $427.0 million for 2022, a 17% decrease. For the year ended December 31, 2023, net interest income decreased $72.5 million compared to 2022 as a result of the $214.3 million increase in interest expense, outpacing the $141.9 million increase in interest income. Net interest income during 2023 was negatively impacted by higher funding costs, driven by higher market rates, significant competition for deposits, and customers' movement of excess funds from noninterest-bearing to interest-bearing accounts. The increase in interest expense was primarily the result of additional interest expense associated with money market, time deposit, and savings accounts and, to a lesser degree, FHLB advances and borrowings from the Federal Reserve Bank. During 2023, average interest-earning assets grew 7% or $880 million while interest-bearing liabilities increased 20% or $1.5 billion. The increase in interest-bearing liabilities was the result of the $996 million increase in average interest-bearing deposits along with the $521 million increase in average borrowings. Average noninterest-bearing deposits decreased $745 million or 19% during 2023. On a tax-equivalent basis, net interest income for 2023 was $358.7 million, compared to $430.8 million for 2022. During 2023, the average yield on interest-earning assets increased 79 basis points while the average rate paid on interest-bearing liabilities increased 218 basis points. The net interest margin was 2.67% for the year ended December 31, 2023, compared to 3.44% for the year ended December 31, 2022.

Consolidated Average Balances, Yields and Rates

	Year Ended December 31,
	2024			2023			2022
(Dollars in thousands and tax-equivalent)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)	Average Balances	Interest (1)	Annualized Average Yield/Rate (2)
Assets
Commercial investor real estate loans	$4,929,894	$234,402	4.75%	$5,133,279	$237,976	4.64%	$4,681,607	$194,598	4.16%
Commercial owner-occupied real estate loans	1,740,376	84,587	4.86	1,766,839	82,049	4.64	1,730,293	78,559	4.54
Commercial AD&C loans	1,180,100	93,082	7.89	1,023,669	81,515	7.96	1,112,936	56,689	5.09
Commercial business loans	1,561,616	105,400	6.75	1,440,382	92,080	6.39	1,351,906	69,765	5.16
Total commercial loans	9,411,986	517,471	5.50	9,364,169	493,620	5.27	8,876,742	399,611	4.50
Residential mortgage loans	1,518,170	56,644	3.73	1,380,496	48,909	3.54	1,117,053	37,551	3.36
Residential construction loans	77,276	3,880	5.02	187,599	6,817	3.63	221,341	6,963	3.15
Consumer loans	422,260	34,189	8.10	421,963	32,946	7.81	423,746	19,887	4.69
Total residential and consumer loans	2,017,706	94,713	4.69	1,990,058	88,672	4.46	1,762,140	64,401	3.65
Total loans (3)	11,429,692	612,184	5.36	11,354,227	582,292	5.13	10,638,882	464,012	4.36
Mortgage loans held for sale	14,089	1,050	7.45	12,421	896	7.21	14,097	738	5.24
SBA loans held for sale	165	23	14.17	—	—	—	—	—	—
Taxable securities	1,200,218	29,140	2.43	1,254,739	26,992	2.15	1,214,032	20,519	1.69
Tax-advantaged securities	336,913	8,928	2.65	357,933	9,049	2.53	475,187	11,559	2.43
Total investment securities (4)	1,537,131	38,068	2.48	1,612,672	36,041	2.23	1,689,219	32,078	1.90
Interest-bearing deposits with banks	492,649	25,398	5.16	432,392	22,435	5.19	189,465	2,672	1.41
Federal funds sold	216	8	3.79	393	17	4.26	574	8	1.41
Total interest-earning assets	13,473,942	676,731	5.02	13,412,105	641,681	4.78	12,532,237	499,508	3.99

Less: allowance for credit losses - loans	(125,131)			(124,624)			(116,170)
Cash and due from banks	81,761			93,494			84,992
Premises and equipment, net	58,571			69,886			63,379
Other assets	640,652			604,784			654,386
Total assets	$14,129,795			$14,055,645			$13,218,824

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$1,480,668	25,368	1.71%	$1,429,219	16,077	1.12%	$1,457,833	3,177	0.22%
Regular savings deposits	1,643,305	56,365	3.43	784,575	17,546	2.24	547,510	294	0.05
Money market savings deposits	2,914,712	105,847	3.63	2,974,580	93,432	3.14	3,308,678	23,883	0.72
Time deposits	2,588,713	115,593	4.47	2,695,232	97,973	3.64	1,573,868	16,500	1.05
Total interest-bearing deposits	8,627,398	303,173	3.51	7,883,606	225,028	2.85	6,887,889	43,854	0.64
Federal funds purchased and Federal Reserve Bank borrowings	75,227	3,889	5.17	273,508	13,537	4.95	107,785	2,805	2.60
Repurchase agreements	65,913	1,370	2.08	63,259	915	1.45	108,273	124	0.11
Advances from FHLB	465,164	20,259	4.36	615,082	27,709	4.50	256,621	7,825	3.05
Subordinated debentures	371,085	16,455	4.43	370,487	15,785	4.26	328,939	14,055	4.27
Total borrowings	977,389	41,973	4.29	1,322,336	57,946	4.38	801,618	24,809	3.09
Total interest-bearing liabilities	9,604,787	345,146	3.59	9,205,942	282,974	3.07	7,689,507	68,663	0.89

Noninterest-bearing demand deposits	2,779,696			3,152,699			3,897,842
Other liabilities	147,856			168,762			151,277
Stockholders' equity	1,597,456			1,528,242			1,480,198
Total liabilities and stockholders' equity	$14,129,795			$14,055,645			$13,218,824

Tax equivalent net interest income and spread		$331,585	1.43%		$358,707	1.71%		$430,845	3.10%
Less: tax-equivalent adjustment		4,459			4,157			3,841
Net interest income		$327,126			$354,550			$427,004

Interest income/earning assets			5.02%			4.78%			3.99%
Interest expense/earning assets			2.56%			2.11%			0.55%
Net interest margin			2.46%			2.67%			3.44%

(1)Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 25.48% for 2024, 25.37% for 2023 and 25.47% for 2022. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $4.5 million, $4.2 million and $3.8 million in 2024, 2023 and 2022, respectively.
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

	2024 vs. 2023			2023 vs. 2022
	Increase or (Decrease)	Due to Change in Average*:		Increase or (Decrease)	Due to Change in Average*:
(Dollars in thousands and tax equivalent)		Volume	Rate		Volume	Rate
Interest income from earning assets:
Commercial investor real estate loans	$(3,574)	$(9,302)	$5,728	$43,378	$19,753	$23,625
Commercial owner-occupied real estate loans	2,538	(1,257)	3,795	3,490	1,708	1,782
Commercial AD&C loans	11,567	12,293	(726)	24,826	(4,864)	29,690
Commercial business loans	13,320	7,979	5,341	22,315	4,807	17,508
Residential mortgage loans	7,735	5,029	2,706	11,358	9,256	2,102
Residential construction loans	(2,937)	(4,937)	2,000	(146)	(1,136)	990
Consumer loans	1,243	23	1,220	13,059	(84)	13,143
Residential mortgage loans held for sale	154	123	31	158	(95)	253
SBA loans held for sale	23	23	—	—	—	—
Taxable securities	2,148	(1,221)	3,369	6,473	710	5,763
Tax-exempt securities	(121)	(542)	421	(2,510)	(2,966)	456
Interest-bearing deposits with banks	2,963	3,094	(131)	19,763	6,394	13,369
Federal funds sold	(9)	(7)	(2)	9	(3)	12
Total tax-equivalent interest income	35,050	11,298	23,752	142,173	33,480	108,693

Interest expense on funding of earning assets:
Interest-bearing demand deposits	9,291	594	8,697	12,900	(64)	12,964
Regular savings deposits	38,819	26,134	12,685	17,252	169	17,083
Money market savings deposits	12,415	(1,912)	14,327	69,549	(2,642)	72,191
Time deposits	17,620	(4,006)	21,626	81,473	18,259	63,214
Federal funds purchased and Federal Reserve Bank borrowings	(9,648)	(10,225)	577	10,732	6,759	3,973
Repurchase agreements	455	40	415	791	(70)	861
Advances from FHLB	(7,450)	(6,607)	(843)	19,884	14,835	5,049
Subordinated debentures	670	26	644	1,730	1,763	(33)
Total interest expense	62,172	4,044	58,128	214,311	39,009	175,302
Tax-equivalent net interest income	$(27,122)	$7,254	$(34,376)	$(72,138)	$(5,529)	$(66,609)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
2024 vs. 2023
Total tax-equivalent interest income increased 5% during 2024 compared to the prior year due to the impact of higher yields, as a result of the higher average loan balances, in combination with the continued high interest rate environment. Growth in tax-equivalent interest income was driven by commercial business and AD&C loans, both of which increased by 14%, compared to the prior year period. In addition, interest income on the residential and consumer loan portfolio increased 7% and interest income on investment securities increased 6%. Year-over-year, the average yield on the loan portfolio increased by 23 basis points while the average yield on investment securities increased 25 basis points. Overall, the yield on average interest-earning assets increased to 5.02% at end of the current year compared to 4.78% for 2023. This growth reflects the impact of the sustained high interest rate environment during 2024 before the federal funds rate cuts took place in third and fourth quarter of 2024.

2023 vs. 2022
Total tax-equivalent interest income increased 28% during 2023 compared to 2022 due to the impact of higher yields, a result of the rising interest rate environment, in combination with the higher average loan balances. Growth in tax-equivalent interest income was driven by commercial loans, which increased 24% compared to 2022. In addition, interest income on the residential and consumer loan portfolio increased 38% and interest income on investment securities increased 12%. Year-over-year, the average yield on the loan portfolio increased by 77 basis points while the average yield on investment securities increased 33 basis points. Overall, the yield on average interest-earning assets increased to 4.78% at end of 2023 compared to 3.99% for 2022. This growth reflected the impact of the multiple increases to federal funds rates during 2023.

Interest Expense
2024 vs. 2023
Interest expense increased by $62.2 million or 22% in 2024 compared to 2023, primarily as the result of additional interest expense associated with money market, savings and time deposit accounts, partially offset by lower interest expense associated with FHLB advances and borrowings from the Federal Reserve Bank. During 2024, average interest-bearing deposits increased 9% while average borrowings decreased 26%, resulting in total interest-bearing liabilities increasing by 4%. Sustained high interest rates during 2024 resulted in notable increases of 119 basis points in the average rate paid on savings accounts, 83 basis points in the average rate paid on time deposits, and 49 basis points in the average rate paid on money market accounts. The average rate paid on borrowings declined by nine basis points as a result of lower yields on advances from FHLB. The combination of higher average rates and average balances on interest-bearing deposits, slightly offset by lower average borrowings, resulted in the 52 basis points increase in the average rate paid on interest-bearing liabilities. During the year, average noninterest-bearing deposits decreased 12%, further contributing to an overall higher funding costs and the related compression of the net interest margin.

2023 vs. 2022
Interest expense increased by $214.3 million or 312% in 2023 compared to 2022, primarily as the result of additional interest expense associated with money market, savings and time deposit accounts and, to a lesser degree, FHLB advances and borrowings from the Federal Reserve Bank. During 2023, average interest-bearing deposits increased 14% and average borrowings increased 65% resulting in total interest-bearing liabilities increasing 20%. Rising interest rates during 2023 compared to 2022 resulted in notable increases of 242 basis points in the average rate paid on money market accounts, 259 basis points in the average rate paid on time deposits, 219 basis points in the average rate paid on savings accounts and 129 basis points in the average rate paid on borrowings. The combination of higher average rates on interest-bearing liabilities coupled with the increases in average interest-bearing deposits and average borrowings resulted in the 218 basis point increase in the average rate paid on interest-bearing liabilities. During 2023, average noninterest-bearing deposits decreased 19%, further contributing to an overall higher funding costs and the related compression of the net interest margin.

Interest Rate Performance
2024 vs. 2023
Our net interest margin decreased to 2.46% for 2024 compared to 2.67% for 2023, while the net interest spread decreased to 1.43% in 2024 compared to 1.71% in 2023. The decrease in the spread was driven by the 52 basis point increase in the rates paid on average interest-bearing liabilities exceeding the 24 basis point increase in the yields earned on average interest-earning assets. The decrease in the net interest margin from the prior year is the result of the increase of 45 basis points in the cost of interest-bearing liabilities as a percentage of interest-earning assets exceeding the 24 basis point increase in the yield on interest-earning assets. The overall rate and yield increases were driven by the sustained high interest rate environment during 2024 prior to the multiple federal funds rate decreases that occurred in third and fourth quarter of 2024, competition for deposits in the market, and customer movement of excess funds out of noninterest-bearing accounts into higher yielding products. The higher cost of deposit products more than offset increases in the yields on interest-earning assets and resulted in interest expense increasing 22% while tax-equivalent interest income increased 5% during the year.

2023 vs. 2022
Our net interest margin decreased to 2.67% for 2023 compared to 3.44% for 2022, while the net interest spread decreased to 1.71% in 2023 compared to 3.10% in 2022. The decrease in the spread was driven by the 218 basis point increase in the rates paid on average interest-bearing liabilities exceeding the 79 basis point increase in the yields earned on average interest-earning assets. The decrease in the net interest margin from 2022 is the result of the increase of 156 basis points in the cost of interest-bearing liabilities as a percentage of interest-earning assets exceeding the 79 basis point increase in the yield on interest-earning assets. The overall rate and yield increases were driven by the multiple federal funds rate increases that occurred during 2023, competition for deposits in the market, and customer movement of excess funds out of noninterest-bearing accounts into higher yielding products. The higher cost of deposit products and borrowings more than offset increases in the yields on interest-earning assets and resulted in interest expense increasing 312% while tax-equivalent interest income increased 28% during the year ended December 31, 2023.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the years indicated:

				2024/2023	2024/2023	2023/2022	2023/2022
(Dollars in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Investment securities gains/ (losses)	$—	$—	$(345)	$—	N/M	$345	N/M
Gain on disposal of assets	—	—	16,516	—	N/M	(16,516)	N/M
Service charges on deposit accounts	11,763	10,447	9,803	1,316	12.6	644	6.6
Mortgage banking activities	5,615	5,536	6,130	79	1.4	(594)	(9.7)
Wealth management income	42,071	36,633	35,774	5,438	14.8	859	2.4
Insurance agency commissions	—	—	2,927	—	N/M	(2,927)	(100.0)
Income from bank owned life insurance	7,496	4,210	3,141	3,286	78.1	1,069	34.0
Bank card fees	1,750	1,769	4,379	(19)	(1.1)	(2,610)	(59.6)
Letter of credit fees	965	676	721	289	42.8	(45)	(6.2)
Extension fees	2,656	1,875	955	781	41.7	920	96.3
Prepayment penalty fees	968	914	1,807	54	5.9	(893)	(49.4)
Other income	6,031	5,018	5,211	1,013	20.2	(193)	(3.7)
Total non-interest income	$79,315	$67,078	$87,019	$12,237	18.2	$(19,941)	(22.9)

2024 vs. 2023
Total non-interest income increased by 18% to $79.3 million for 2024, compared to $67.1 million for 2023, driven by higher wealth management income and income from bank owned life insurance.

Service charges on deposits increased by 13% in 2024 compared to the prior year as a result of increased transaction volume and general consumer spending. The income from mortgage banking activities remained stable in 2024 as compared to 2023. For 2024, total mortgage production was $464 million, an increase of 3% from the total production in 2023. The current period's mortgage sale volumes and net margin were relatively level as compared to the prior year, primarily due to the sustained high-interest rate environment that dampened mortgage originations and refinancing activity. In 2024, $365 million in mortgages were sold into the secondary market at a net margin of 1.5% as compared to $375 million at a net margin of 1.5% in 2023. Wealth management income is comprised of income from trust and estate services provided by the Bank and investment management fees earned by West Financial and RPJ, our investment management subsidiaries. During 2024 wealth management income increased 15% from 2023 due to higher asset management income reflecting an improved performance of the stock market and customers' asset value appreciation. Total assets under management by trust and wealth management increased to $6.6 billion at December 31, 2024 compared to $6.0 billion at December 31, 2023. Investments in bank-owned life insurance ("BOLI") products are used to manage the cost of employee benefit plans. Income from BOLI increased 78% in 2024 compared to the prior year, driven by one-time mortality proceeds received during the current year. At December 31, 2024, the total carrying amount of BOLI increased to $167.3 million as compared to $158.9 million at December 31, 2023. These policies are diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 5.89% for 2024 compared to 3.37% for the prior year. Bank card fees and credit-related fees were level with the prior year.

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

Service charges on deposits increased 7% in 2023 compared to 2022 as a result of increased transaction volume and general consumer spending. The decline in income from mortgage banking activities was predominantly due to lower sale margins and lower mortgage origination volumes caused by the high interest rate environment. For 2023, total mortgage production was $453 million, a decrease of 53% from the total production in 2022. The lower sale margins for 2023 were offset by selling a higher proportion of originated loans in the secondary market. In 2023, $375 million in mortgages were sold into the secondary market at a net margin of 1.5% as compared to $399 million at a net margin of 1.9% in 2022. Wealth management income is comprised of income from trust and estate services provided by the Bank and investment management fees earned by West Financial and RPJ, our investment management subsidiaries. During 2023 wealth management income increased 2% from 2022 due to higher asset management income reflecting an improved performance of the stock market and customers' asset value appreciation. Total assets under management by trust and wealth management increased to $6.0 billion at December 31, 2023 compared to $5.3 billion at December 31, 2022 as market values of those assets increased. As a result of the sale of the insurance business in the second quarter of 2022, we did not recognize any insurance agency commissions during 2023. Investments in bank-owned life insurance ("BOLI") products are used to manage the cost of employee benefit plans. Income from BOLI increased 34% in 2023 compared to 2022. At December 31, 2023, the total carrying amount of BOLI increased to $158.9 million as compared to $153.0 million at December 31, 2022. These policies are diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 3.37% for 2023 compared to 2.94% for 2022. Bank card fees declined 60% compared to 2022 as a result of interchange fee limitations that became effective in the second quarter of 2022. Credit-related fees were level with 2022.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2024/2023	2024/2023	2023/2022	2023/2022
(Dollars in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$159,858	$160,192	$158,504	$(334)	(0.2)%	$1,688	1.1%
Occupancy expense of premises	19,005	18,778	19,255	227	1.2	(477)	(2.5)
Equipment expenses	15,924	15,675	14,779	249	1.6	896	6.1
Marketing	5,363	5,103	5,197	260	5.1	(94)	(1.8)
Outside data services	12,642	11,186	10,199	1,456	13.0	987	9.7
FDIC insurance	11,396	9,461	4,792	1,935	20.5	4,669	97.4
Amortization of intangible assets	9,126	5,223	5,814	3,903	74.7	(591)	(10.2)
Merger, acquisition, and disposal	4,164	—	1,068	4,164	100.0	(1,068)	N/M
Professional fees and services	21,208	17,982	9,169	3,226	17.9	8,813	96.1
Goodwill impairment loss	54,391	—	—	54,391	100.0	—	N/M
Postage and delivery	1,920	2,009	2,040	(89)	(4.4)	(31)	(1.5)
Communications	2,421	2,348	2,332	73	3.1	16	0.7
Contingent payment expense	—	36	1,247	(36)	(100.0)	(1,211)	(97.1)
Other expenses	25,870	27,061	22,897	(1,191)	(4.4)	4,164	18.2
Total non-interest expense	$343,288	$275,054	$257,293	$68,234	24.8	$17,761	6.9

2024 vs. 2023
Non-interest expenses increased $68.2 million to $343.3 million in 2024 compared to $275.1 million in 2023. Current year non-interest expense included goodwill impairment charge of $54.4 million and merger and acquisition expense of $4.2 million, while the prior year included pension settlement expense of $8.2 million and severance expense of $1.9 million. Excluding these items, non-interest expense increased by $19.8 million or 7% in the current year over the prior year.

Employee salaries and benefits, the largest component of non-interest expense, decreased $0.3 million in 2024 compared to the prior year. Excluding the prior year pension settlement and severance expense, total salaries and benefits expense increased by $9.8 million or 7% from the prior year period, primarily due higher incentive and stock compensation expenses. Occupancy expense of premises, equipment expenses, and marketing costs all remained relatively level in 2024 compared to the prior year. Outside data services costs increased 13% as a result of larger number of transactions billed per unit on the online banking platform. FDIC insurance increased by 21% as a result of the changes in company-specific risk measure values used in the determination of the assessment rate. Amortization of intangible assets increased 75% as more software licensed assets were placed into production and amortized during the year. The Company incurred $4.2 million in merger and acquisition expense in the fourth quarter of 2024 related to the pending merger between the Company and Atlantic Union. During the year, the Company recorded a goodwill impairment charge of $54.4 million based on the quantitative goodwill impairment assessment performed as part of the annual goodwill impairment test. Professional fees and service costs grew 18% for the period driven by higher consulting fees mainly associated with our investments in technology and software projects. Other expenses decreased $1.2 million or 4% during the current year.

2023 vs. 2022
Non-interest expenses increased $17.8 million to $275.1 million in 2023 compared to $257.3 million in 2022. Non-interest expense for 2023 included pension settlement expense of $8.2 million and severance expense of $1.9 million, while 2022 included contingent earn-out expense associated with the 2020 acquisition of Rembert Pendleton Jackson of $1.2 million and merger, acquisition and disposal expense of $1.1 million. Excluding these items, non-interest expense increased by $10.0 million or 4% in 2023 compared to 2022.

Employee salaries and benefits, the largest component of non-interest expense, increased $1.7 million or 1% in 2023 compared to 2022. Excluding the pension settlement expense, total salaries and benefits expense declined by $6.5 million or 4% from 2022, predominantly due to a reduction in performance-based compensation. Combined occupancy and equipment expense was higher by $0.4 million or 1% as a result of higher software related amortization expenses, which exceeded lower building and grounds maintenance expenses. Outside data services costs increased 10% as a result of costs related to an upgrade of our online banking platform. FDIC insurance increased by 97% due to the two basis point increase in the assessment rate for all banks that became effective in 2023. Professional fees and service costs grew 96% for 2023 driven by higher consulting fees mainly associated with our investments in technology and software projects. Other expenses increased $4.2 million or 18% during 2023, driven by increases in other operational expenses.

Income Taxes
Income tax expense in 2024 was $29.0 million, compared to $41.3 million in 2023 and $56.1 million in 2022. The resulting effective rates for each year were 59.3% for 2024, 25.2% for 2023 and 25.2% for 2022. The effective tax rate for 2024 increased as compared to 2023, primarily driven by higher non-deductible tax expenses incurred in 2024 related to goodwill impairment charge, merger and acquisition expenses, and non-deductible executive compensation. The effective rate for 2023 remained the same compared to 2022.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment loss, merger and acquisition expense, the amortization of intangible assets, and other non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes realized investment securities gains and losses, which may vary widely from period to period without appreciably affecting operating expenses, and other non-recurring gains or losses. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio was 84.46% in 2024 compared to 65.24% for the prior year. The current year's non-GAAP efficiency ratio was 67.07% compared to the 60.99% for to prior year. The increase in the current year’s GAAP and non-GAAP efficiency ratios compared to the prior year, indicating a decline in efficiency, was the result of the declines in GAAP and non-GAAP revenues combined with the growth in GAAP and non-GAAP non-interest expenses.

In addition, the Company uses pre-tax, pre-provision net income, as a measure of the level of certain recurring income before provision for credit losses and income taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses that is readily comparable to other financial institutions. This measure is calculated by adding/ (subtracting) the provision (credit) for credit losses and the provision for income taxes back to/from net income. Pre-tax, pre-provision net income for 2024 was $63.2 million compared to $146.6 million in 2023, a decline of $83.4 million or 57%, as a result of the decline in net interest income and increase in non-interest expense, partially offset by increase in non-interest income.

We have also presented core earnings, core earnings per diluted share, core return on average assets and core return on average tangible common equity in order to present metrics that are more comparable to prior periods to provide an indication of the core performance of the Company year-over-year. Core earnings reflect net income exclusive of goodwill impairment loss and merger, acquisition and disposal expense, as well as the after-tax impact of amortization of intangible assets, contingent payment expense, pension settlement expense, severance expense, gain on disposal of assets and investment securities gains or losses. Average tangible common equity represents average stockholders’ equity adjusted for average goodwill and average intangible assets, net.

Reconciliation of Non-GAAP Financial Measures

	Year ended December 31,
(Dollars in thousands)	2024	2023	2022	2021	2020
Pre-tax pre-provision net income (non-GAAP):
Net income (GAAP)	$19,935	$122,844	$166,299	$235,107	$96,953
Plus non-GAAP adjustments:
Income tax expense	29,026	41,291	56,059	76,552	27,471
Provision/ (credit) for credit losses	14,192	(17,561)	34,372	(45,556)	85,669
Pre-tax pre-provision net income (non-GAAP)	$63,153	$146,574	$256,730	$266,103	$210,093

Efficiency ratio (GAAP):
Non-interest expense	$343,288	$275,054	$257,293	$260,470	$255,782

Net interest income plus non-interest income	$406,441	$421,628	$514,023	$526,573	$465,875

Efficiency ratio (GAAP)	84.46%	65.24%	50.05%	49.47%	54.90%

Efficiency ratio (non-GAAP):
Non-interest expense	$343,288	$275,054	$257,293	$260,470	$255,782
Less non-GAAP adjustments:
Amortization of intangible assets	9,126	5,223	5,814	6,600	6,221
Loss on FHLB redemption	—	—	—	9,117	5,928
Merger, acquisition and disposal expense	4,164	—	1,068	45	25,174
Goodwill impairment loss	54,391	—	—	—	—
Severance expense	—	1,939	—	—	—
Pension settlement expense	—	8,157	—	—	—
Contingent payment expense	—	36	1,247	—	—
Non-interest expense - as adjusted	$275,607	$259,699	$249,164	$244,708	$218,459

Net interest income plus non-interest income	$406,441	$421,628	$514,023	$526,573	$465,875
Plus non-GAAP adjustment:
Tax-equivalent income	4,459	4,157	3,841	3,703	4,128
Less/ (plus) non-GAAP adjustments:
Investment securities gains/ (losses)	—	—	(345)	212	467
Gain on disposal of assets	—	—	16,516	—	—
Net interest income plus non-interest income - as adjusted	$410,900	$425,785	$501,693	$530,064	$469,536

Efficiency ratio (non-GAAP)	67.07%	60.99%	49.66%	46.17%	46.53%

GAAP and Non-GAAP Performance Ratios

	Year ended December 31,
(Dollars in thousands)	2024	2023	2022	2021	2020
Core earnings (non-GAAP):
Net income (GAAP)	$19,935	$122,844	$166,299	$235,107	$96,953
Plus/ (less) non-GAAP adjustments (net of tax):
Merger, acquisition and disposal expense (2)	4,164	—	796	33	18,745
Amortization of intangible assets (1)	6,801	3,898	4,333	4,908	4,632
Goodwill impairment loss (2)	54,391	—	—	—	—
Loss on FHLB redemption (1)	—	—	—	6,779	4,414
Gain on disposal of assets (1)	—	—	(12,309)	—	—
Investment securities (gains)/ losses (1)	—	—	257	(158)	(348)
Severance expense (1)	—	1,445	—	—	—
Pension settlement expense (1)	—	6,088	—	—	—
Contingent payment expense (1)	—	27	929	—	—
Core earnings (non-GAAP)	$85,291	$134,302	$160,305	$246,669	$124,396

Core earnings per diluted common share (non-GAAP):
Weighted-average common shares outstanding - diluted (GAAP)	45,227,487	44,947,263	45,039,022	46,899,085	44,132,251

Earnings per diluted common share (GAAP)	$0.44	$2.73	$3.68	$4.98	$2.18
Core earnings per diluted common share (non-GAAP)	$1.89	$2.99	$3.56	$5.26	$2.82

Core return on average assets (non-GAAP):
Average assets (GAAP)	$14,129,795	$14,055,645	$13,218,824	$12,818,202	$11,775,096

Return on average assets (GAAP)	0.14%	0.87%	1.26%	1.83%	0.82%
Core return on average assets (non-GAAP)	0.60%	0.96%	1.21%	1.92%	1.06%

Return/ Core return on average tangible common equity (non-GAAP):
Net Income (GAAP)	$19,935	$122,844	$166,299	$235,107	$96,953
Plus: Amortization of intangible assets (net of tax) (1)	6,801	3,898	4,333	4,908	4,632
Plus: Goodwill impairment loss (2)	54,391	—	—	—	—
Net income before amortization of intangible assets	$81,127	$126,742	$170,632	$240,015	$101,585

Core return on average tangible common equity (non-GAAP):
Average total stockholders' equity (GAAP)	$1,597,456	$1,528,242	$1,480,198	$1,518,607	$1,339,491
Average goodwill	(361,653)	(363,436)	(366,244)	(370,223)	(365,543)
Average other intangible assets, net	(30,178)	(18,596)	(23,009)	(29,403)	(28,357)
Average tangible common equity (non-GAAP)	$1,205,625	$1,146,210	$1,090,945	$1,118,981	$945,591

Return on average tangible common equity (non-GAAP)	6.73%	11.06%	15.64%	21.45%	10.74%
Core return on average tangible common equity (non-GAAP)	7.07%	11.72%	14.69%	22.04%	13.16%
(1)Tax adjustments have been adjusted using the combined marginal federal and state rate of 25.48% for 2024, 25.37% for 2023, 25.47% for 2022, 25.64% for 2021 and 25.54% for 2020.
(2)Adjustment is not tax-effected as it represents a nondeductible tax item.

FINANCIAL CONDITION
Total assets increased 1% to $14.1 billion at December 31, 2024 compared to $14.0 billion at December 31, 2023. Total loan balances increased to $11.5 billion at December 31, 2024 compared to $11.4 billion at December 31, 2023. During 2024 investment securities remained stable at $1.4 billion compared to at the end of 2023. At December 31, 2024, total liabilities were $12.6 billion compared to $12.4 billion at the end of 2023. Deposit balances increased by $749.1 million to $11.7 billion at the end of 2024 compared to $11.0 billion at the end of 2023. The availability of competitive high yields in savings and time products, in addition to short-term debt securities, resulted in noninterest-bearing deposits declining 4%. This run-off was more than compensated by offering higher yielding savings accounts along with the growth in savings deposits resulting in an 11% increase in interest-bearing deposits. Total borrowings were $0.7 billion at December 31, 2024 compared to $1.3 billion at December 31, 2023, primarily driven by payoff of Federal Reserve Bank borrowings of $300.0 million and reduction in advances from FHLB of $300.0 million, of which $50.0 million was prepaid generating $0.5 million gain on debt extinguishment.

Loans
A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2024		2023		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Commercial real estate:
Commercial investor real estate	$4,779,593	41.4%	$5,104,425	44.9%	$(324,832)	(6.4)%
Commercial owner-occupied real estate	1,748,772	15.2	1,755,235	15.4	(6,463)	(0.4)
Commercial AD&C	1,327,292	11.5	988,967	8.7	338,325	34.2
Commercial business	1,653,135	14.3	1,504,880	13.3	148,255	9.9
Total commercial loans	9,508,792	82.4	9,353,507	82.3	155,285	1.7
Residential real estate:
Residential mortgage	1,537,589	13.4	1,474,521	13.0	63,068	4.3
Residential construction	49,028	0.4	121,419	1.1	(72,391)	(59.6)
Consumer	442,557	3.8	417,542	3.6	25,015	6.0
Total residential and consumer loans	2,029,174	17.6	2,013,482	17.7	15,692	0.8
Total loans	$11,537,966	100.0%	$11,366,989	100.0%	$170,977	1.5

Total loans increased $171.0 million to $11.5 billion at December 31, 2024 compared to $11.4 billion at December 31, 2023. During the current year, the increase in commercial AD&C and commercial business loans of 34% and 10%, respectively, was partially offset by a decrease in commercial investor real estate loans of 6%, as the Company reduced concentrations in specific industries within this segment. The residential mortgage portfolio increased by 4% mainly due to migration of residential construction loans into the residential permanent portfolio upon completion of construction. Overall, total residential and consumer loans remained relatively level during 2024. The loan-to-deposit ratio declined slightly to 98% at December 31, 2024 from 103% at December 31, 2023.

Loan Balances by Industry
Loan balances by industry for specific lending portfolios are presented in the following table:

	December 31, 2024
	Commercial Business	Owner-Occupied Real Estate
(Dollars in thousands)	Amount	Amount	Total Amount
Accommodation & Food Services	$66,089	$101,541	$167,630
Administrative & Support	49,930	60,154	110,084
Agriculture & Forestry	1,290	6,310	7,600
Arts, Entertainment & Recreation	49,843	157,718	207,561
Construction	269,871	239,870	509,741
Educational Services	213,936	128,140	342,076
Finance & Insurance	37,429	25,251	62,680
Health Care & Social Assistance	122,023	139,052	261,075
Information	4,218	7,951	12,169
Management of Companies	49,325	1,896	51,221
Manufacturing	99,870	78,440	178,310
Other Services (except Public Administration)	58,186	278,153	336,339
Professional, Scientific & Technical Services	279,304	119,278	398,582
Public Administration	5,219	7,478	12,697
Real Estate Rental & Leasing	171,880	70,538	242,418
Retail	42,078	189,429	231,507
Transportation & Warehousing	50,544	35,060	85,604
Utilities	1,650	1,324	2,974
Wholesale	80,450	101,189	181,639
Total loans	$1,653,135	$1,748,772	$3,401,907

Loan Balances by Collateral
Loan balances by collateral for commercial real estate lending portfolios are presented in the following table:

	December 31, 2024
	A D & C	Investment Real Estate
(Dollars in thousands)	Amount	Amount	Total Amount
Apartment Building (5 or more units)	$301,866	$720,005	$1,021,871
Automotive Facilities	6,597	72,665	79,262
Flexible use office/warehouse	25,569	127,627	153,196
Hotel	10,264	312,463	322,727
Industrial	12,547	110,486	123,033
Mixed use retail/residential	69,196	92,235	161,431
Office	90,163	662,867	753,030
Residential	360,532	439,415	799,947
Residential Lot	205,909	12,799	218,708
Retail	78,038	1,594,679	1,672,717
Unimproved Commercial Property	40,912	48,939	89,851
Warehouse Space	84,160	339,642	423,802
Other	41,539	245,771	287,310
Total loans	$1,327,292	$4,779,593	$6,106,885

We have enhanced our monitoring of loans secured by office properties, as remote work trends have led to overall higher vacancy rates and higher interest rates have led to higher payments as loans reprice or renew. At December 31, 2024, 10% of our office loans were secured by properties located in Washington, DC and 6% were secured by properties in Baltimore, MD. Substantially all of the remainder of the office loan portfolio was secured by properties in the Maryland and Virginia counties surrounding these core downtown markets. Our enhanced monitoring includes performing site visits, obtaining updated rent rolls, determining debt service coverage, evaluating individual loans for risk rating changes, and monitoring market area trends and activity.

Loan Maturities and Interest Rate Sensitivity
Loan maturities and interest rate characteristics for loan portfolios are presented in the following table:

	At December 31, 2024
	Fixed Rate Loans					Variable Rate Loans
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial Real Estate:
Commercial investor R/E	$665,966	$1,947,959	$1,085,703	$—	$3,699,628	$364,026	$510,037	$204,286	$1,616	$1,079,965
Commercial owner-occupied R/E	184,431	671,814	615,274	11,256	1,482,775	38,857	124,751	101,456	933	265,997
Commercial AD&C	38,658	140,430	10,447	—	189,535	581,438	512,080	44,024	215	1,137,757
Commercial business	208,935	373,354	65,280	13,950	661,519	341,008	473,824	132,990	43,794	991,616
Total commercial loans	1,097,990	3,133,557	1,776,704	25,206	6,033,457	1,325,329	1,620,692	482,756	46,558	3,475,335
Residential real estate:
Residential mortgage	39,469	144,439	221,255	1,081	406,244	76,938	251,655	449,945	352,807	1,131,345
Residential construction	—	—	—	—	—	41,963	7,046	3	16	49,028
Consumer	7,577	12,808	760	15	21,160	75,464	273,462	64,821	7,650	421,397
Total residential and consumer loans	47,046	157,247	222,015	1,096	427,404	194,365	532,163	514,769	360,473	1,601,770
Total loans	$1,145,036	$3,290,804	$1,998,719	$26,302	$6,460,861	$1,519,694	$2,152,855	$997,525	$407,031	$5,077,105

Composition of Investment Securities
The composition of investment securities for the periods indicated is presented in the following table:

	December 31,
	2024		2023		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Available-for-sale debt securities(1):
U.S. treasuries and government agencies	$82,314	5.8%	$96,927	6.9%	$(14,613)	(15.1)%
State and municipal	234,934	16.6	268,214	19.0	(33,280)	(12.4)
Mortgage-backed and asset-backed(2)	823,535	58.1	737,540	52.1	85,995	11.7
Total available-for-sale debt securities(3)	1,140,783	80.5	1,102,681	78.0	38,102	3.5

Held-to-maturity debt securities(4):
Mortgage-backed and asset-backed(2)	215,747	15.2	236,165	16.7	(20,418)	(8.6)
Total held-to-maturity debt securities(3)	215,747	15.2	236,165	16.7	(20,418)	(8.6)

Other investments, at cost:
Federal Reserve Bank stock	39,346	2.8	39,125	2.8	221	0.6
Federal Home Loan Bank of Atlanta stock	21,691	1.5	35,805	2.5	(14,114)	(39.4)
Other	677	—	677	—	—	—
Other investments	61,714	4.3	75,607	5.3	(13,893)	(18.4)
Total securities(3)	$1,418,244	100.0%	$1,414,453	100.0%	$3,791	0.3
(1)At estimated fair value.
(2)Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.
(3)The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2024 or 2023.
(4)At amortized cost.

The investment portfolio consists primarily of U.S. Treasuries, U.S. Agency securities, U.S. Agency mortgage-backed and asset-backed securities and collateralized mortgage obligations and state and municipal securities. During 2024 total investment securities, which are a source of liquidity for the Company and a contributor to interest income, remained stable at $1.4 billion. During this period, the available-for-sale investment securities increased $38.1 million or 3%. Total gross unrealized losses on investments available-for-sale declined $4.6 million, from $118.3 million as of December 31, 2023 to $113.7 million at December 31, 2024, due to a decrease in the market rates during the period. Unrealized losses on investments available-for-sale at December 31, 2024 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2024. These unrealized losses are expected to recover over time as the available-for-sale securities approach maturity. We do not intend to sell, nor is it more likely than not that we will be required to sell, these securities and we have sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At December 31, 2024, 99% of the investment portfolio was invested in Aa/AA or Aaa/AAA rated securities compared to 94% at December 31, 2023. The average duration of the investment portfolio was 4.6 years at the end of both 2024 and 2023. The decline in the duration of the portfolio reflects the effect of a natural run-off experienced during the current year, as we retained cash flows on maturing securities without any significant reinvestments in new securities. The composition and duration of the investment portfolio has resulted in a portfolio with low credit risk that is expected to provide the liquidity needed to meet lending and other funding demands. The portfolio is monitored on a continual basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Maturity Distribution and Yield Analysis of Investment Securities
The following table summarizes the weighted average yields for AFS and HTM debt securities by contractual maturity of the underlying securities as of December 31, 2024:

	One year or Less	One to five years	Five to ten years	After ten years	Total
Available-for-sale debt securities:
U.S. treasuries and government agencies	1.23%	1.20%	—%	—%	1.22%
State and municipal	2.63%	1.99%	1.88%	2.10%	2.08%
Mortgage-backed and asset-backed	3.37%	4.14%	1.98%	3.32%	2.90%
Total available-for-sale debt securities	1.77%	2.43%	1.96%	3.05%	2.61%

Held-to-maturity debt securities:
Mortgage-backed and asset-backed	—%	—%	2.07%	2.11%	2.10%
Total held-to-maturity debt securities	—%	—%	2.07%	2.11%	2.10%

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost. Yields on tax-exempt securities have been computed on a tax-equivalent basis using the federal statutory tax rate of 21%.

Other Earning Assets
Residential mortgage loans held for sale increased to $22.8 million at December 31, 2024 compared to $10.8 million as of December 31, 2023, as a result of the associated timing of origination and sale volumes that has occurred during the period. We continue to sell a portion of our residential mortgage loan production in the secondary market. Interest-bearing deposits with banks decreased by $25.4 million to $438.3 million at December 31, 2024 compared to $463.4 million at December 31, 2023, to provide for on-balance sheet liquidity during the current year.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	December 31,
	2024		2023		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$2,804,930	23.9%	$2,914,161	26.5%	$(109,231)	(3.7)%
Interest-bearing deposits:
Demand	1,579,463	13.4	1,463,679	13.3	115,784	7.9
Money market savings	3,016,096	25.7	2,628,918	23.9	387,178	14.7
Regular savings	1,764,598	15.0	1,275,225	11.6	489,373	38.4
Time deposits of less than $250,000	1,840,274	15.7	2,068,259	18.8	(227,985)	(11.0)
Time deposits of $250,000 or more	740,304	6.3	646,296	5.9	94,008	14.5
Total interest-bearing deposits	8,940,735	76.1	8,082,377	73.5	858,358	10.6
Total deposits	$11,745,665	100.0%	$10,996,538	100.0%	$749,127	6.8

Deposits and Borrowings
Total deposits increased $749.1 million to $11.7 billion at December 31, 2024 compared to $11.0 billion at December 31, 2023, as interest-bearing deposits grew $858.4 million or 11%, partially offset by a $109.2 million or 4% decline in noninterest-bearing deposits. The growth in interest-bearing deposits was driven principally by savings accounts and money market accounts, which increased $489.4 million and $387.2 million, respectively, partially offset by a $134.0 million decline in time deposits. During the year, competition for deposits along with higher market rates resulted in customers' movement of excess funds from noninterest-bearing into interest-bearing accounts. The decline in noninterest-bearing deposits was mainly observed within commercial checking and small business checking categories. Core deposits, which exclude brokered relationships, increased by $941.4 million or 9% year-over-year and represented 94% of the total deposits as of December 31, 2024 as compared to 92% as of December 31, 2023, reflecting continued stability of the core deposit base. At December 31, 2024, interest-bearing deposits represented 76% of total deposits with the remaining 24% in noninterest-bearing balances. At December 31, 2023, interest-bearing deposits represented 73% of total deposits, while non-interest bearing deposits represented 27%.

The total amount of deposits that exceeded the $250,000 insured limit provided by the FDIC was approximately $4.3 billion or 37% of the total deposits at December 31, 2024. This estimate is based on the determination of known deposit account relationships of each depositor and the insurance guidelines provided by the FDIC. Commercial accounts represented 74% of uninsured deposits, while retail accounts accounted for 26% of the uninsured deposit total. The commercial deposit mix continues to be well diversified with no significant concentration in one particular industry or single client. Management established strategies to mitigate outflows of uninsured deposits by providing reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits. These deposits increased $71.2 million or 7% during 2024.

Total borrowings decreased $605.5 million or 47% at December 31, 2024 compared to December 31, 2023. During the period, $300.0 million of borrowings through the Federal Reserve's Bank Term Funding Program were fully paid off and advances from FHLB were reduced by $300.0 million. The Company currently carries $371.4 million in subordinated debt, which is accounted for as Tier 2 capital to the extent allowed under regulatory guidelines. At December 31, 2024, contingent liquidity, which consists of available FHLB borrowings, fed funds, and funds through the Federal Reserve Bank's discount window, as well as excess cash and unpledged investment securities, totaled $6.3 billion or 147% of uninsured deposits.

Capital Management
The Company monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. Stockholders’ equity at December 31, 2024 remained level at $1.6 billion as compared to December 31, 2023. The ratio of average equity to average assets was 11.31% for the year ended December 31, 2024, as compared to 10.87% for the year ended December 31, 2023.

Risk-Based Capital Ratios
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for the Company's capital adequacy are summarized in the following table.

	Ratios at December 31,		Minimum Value(1)	Well - Capitalized(2)
	2024	2023
Tier 1 Leverage	9.39%	9.51%	4.00%	5.00%

Common Equity Tier 1 Capital to risk-weighted assets	11.36%	10.90%	4.50%	6.50%

Tier 1 Capital to risk-weighted assets	11.36%	10.90%	6.00%	8.00%

Total Capital to risk-weighted assets	15.38%	14.92%	8.00%	10.00%
(1)    Minimum requirements to remain adequately capitalized.
(2)    Well-capitalized under prompt corrective action regulations.

Regulatory capital at December 31, 2024 was comprised of Tier 1 capital of $1.3 billion and total qualifying capital of $1.8 billion. As of December 31, 2024, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The decrease in Tier 1 leverage ratio of 9.39% at December 31, 2024 from 9.51% at December 31, 2023 was primarily driven by a 2% increase in the total average assets utilized for the leverage ratio while total Tier 1 capital remained relatively stable. The main driver of the increase in the remaining ratios at December 31, 2024 from December 31, 2023 was a reduction in risk weightings applied on certain consumer loan unfunded commitment categories that met the regulatory capital requirements. During the year, we continued to elect to apply the provisions of the CECL deferral transition in the determination of our risk-based capital ratios. At December 31, 2024, the impact of the application of this deferral transition provided an additional $2.9 million in Tier 1 capital, and resulted in raising the common equity Tier 1 ratio by three basis points.

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

Tangible common equity increased slightly by $21.8 million and remained level at $1.2 billion for December 31, 2024 as compared December 31, 2023. The tangible common equity ratio increased to 8.84% of tangible assets at December 31, 2024, compared to 8.77% at December 31, 2023. This increase reflected the impact of higher tangible common equity, which increased by 2% during the current year outpacing a 1% growth in tangible assets.

Non-GAAP Tangible Common Equity Ratios
A reconciliation of the non-GAAP ratio of tangible common equity to tangible assets and tangible book value per common share are provided in the following table.

	December 31,
(Dollars in thousands, except per share data)	2024	2023	2022	2021	2020
Tangible common equity ratio:
Total stockholders' equity	$1,558,011	$1,588,142	$1,483,768	$1,519,679	$1,469,955
Goodwill	(309,045)	(363,436)	(363,436)	(370,223)	(370,223)
Other intangible assets, net	(30,748)	(28,301)	(26,882)	(25,920)	(32,521)
Tangible common equity	$1,218,218	$1,196,405	$1,093,450	$1,123,536	$1,067,211

Total assets	$14,127,480	$14,028,172	$13,833,119	$12,590,726	$12,798,429
Goodwill	(309,045)	(363,436)	(363,436)	(370,223)	(370,223)
Other intangible assets, net	(30,748)	(28,301)	(26,882)	(25,920)	(32,521)
Tangible assets	$13,787,687	$13,636,435	$13,442,801	$12,194,583	$12,395,685

Outstanding common shares	45,140,417	44,913,561	44,657,054	45,118,930	47,056,777

Tangible common equity ratio	8.84%	8.77%	8.13%	9.21%	8.61%
Book value per common share	$34.51	$35.36	$33.23	$33.68	$31.24
Tangible book value per common share	$26.99	$26.64	$24.49	$24.90	$22.68

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

The level of non-performing loans to total loans increased to 1.03% at December 31, 2024 compared to 0.81% at December 31, 2023. Non-performing loans were $119.4 million at December 31, 2024 in comparison to $91.8 million at December 31, 2023. Loans placed on non-accrual during 2024 amounted to $51.0 million compared to $81.9 million for 2023. The current year's increase in non-performing loans was mainly related to one large AD&C relationship designated as non-accrual during the third quarter of 2024, with an outstanding loan balance of $28.0 million as of December 31, 2024.

While the diversification of the loan portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the conditions being experienced in various business sectors of the economy on both a regional and national level.

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

We continue to sell a portion of our fixed-rate residential mortgage originations in the secondary mortgage market. Concurrent with such sales, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require us to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of nine to eighteen months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period. Such transactions could be due to a number of causes including borrower fraud or early payment default. We have experienced a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. A liability of $0.4 million is maintained for probable losses due to repurchases. Management believes that this reserve is appropriate.

Mortgage loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The amortized cost of the Company's mortgage loan servicing rights was $0.2 million at December 31, 2024 as compared to $0.3 million at December 31, 2023. We did not incur any impairment losses during 2024.

Periodically we may engage in whole loan sale transactions of residential mortgage loans as a part of our interest rate risk management strategy. No whole loan sales occurred during 2024.

Analysis of Credit Risk
The following table presents information with respect to non-accrual loans, 90-day past due delinquencies and non-performing assets for the years indicated:

	At December 31,
(Dollars in thousands)	2024	2023
Non-accrual loans:
Commercial real estate:
Commercial investor real estate	$58,071	$58,658
Commercial owner-occupied real estate	7,008	4,640
Commercial AD&C	31,314	1,259
Commercial business	7,590	10,051
Residential real estate:
Residential mortgage	10,939	12,332
Residential construction	521	443
Consumer	3,697	4,102
Total non-accrual loans(1)	119,140	91,485

Loans 90 days past due:
Commercial real estate:
Commercial investor	—	—
Commercial owner-occupied	—	—
Commercial AD&C	—	—
Commercial business	—	20
Residential real estate:
Residential mortgage	232	342
Residential construction	—	—
Consumer	—	—
Total 90 days past due loans	232	362

Restructured loans (accruing)	—	—
Total non-performing loans(2)	119,372	91,847
Other real estate owned, net	3,265	—
Total non-performing assets	$122,637	$91,847

Non-accrual loans to total loans	1.03%	0.80%
Non-performing loans to total loans	1.03%	0.81%
Non-performing assets to total assets	0.87%	0.65%
Allowance for credit losses to non-accrual loans	112.81%	132.11%
Allowance for credit losses to non-performing loans	112.59%	131.59%
(1)Gross interest income that would have been recorded in 2024 if non-accrual loans shown above had been current and in accordance with their original terms was $6.4 million. No interest income was accrued on these loans during the year while on non-accrual status. Please see Note 1 - Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.
(2)Performing loans considered potential problem loans, as defined and identified by management, amounted to $103.7 million at December 31, 2024. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms, well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

The appropriateness of the allowance is determined through ongoing evaluation of the credit portfolio, and involves consideration of a number of factors. Determination of the allowance is inherently subjective and requires significant estimates and assumptions, including consideration of current conditions and economic forecasts, which may be susceptible to significant volatility. The forecasted economic metrics with the greatest impact in order of magnitude were the expected level of business bankruptcies, gross domestic product, the expected future unemployment rate and, to a lesser degree, the commercial real estate price index and residential real estate house price index. The most sensitive assumptions include the length of the forecast and reversion periods, forecast of economic variables and prepayment and curtailment speeds. The amount of expected losses can vary significantly from the amounts actually observed. Loans deemed uncollectible are charged-off against the allowance, while recoveries are credited to the allowance when received. Management adjusts the level of the allowance through the provision for credit losses in the Consolidated Statements of Income.

The provision for credit losses was a charge of $14.2 million in 2024 compared to a credit of $17.6 million in 2023. The provision for credit losses for the current period that is directly attributable to the loan portfolio was $17.3 million. The current period provision expense also contains a credit of $3.1 million associated with unfunded loan commitments. The provision for credit losses for the year ended December 31, 2024 was a reflection of the higher individual reserves on our non-accrual loans during the year as non-accrual loan balances increased from $91.5 million at December 31, 2023 to $119.1 million at December 31, 2024. The prior year's credit to the provision for credit losses was mainly driven by the improving regional forecasted unemployment rate, observed during the first half of 2023, and the declining probability of economic recession, partially offset by increased individual reserves on our non-accrual loans during the year.

At December 31, 2024, the allowance for credit losses was $134.4 million as compared to $120.9 million at December 31, 2023. The allowance for credit losses as a percent of total loans was 1.16% and 1.06% at December 31, 2024 and December 31, 2023, respectively. The allowance for credit losses represented 113% of non-performing loans at December 31, 2024 as compared to 132% at December 31, 2023. At December 31, 2024 the allowance attributable to the commercial portfolio represented 1.29% of total commercial loans while the portion attributable to total combined consumer and mortgage loans was 0.60%, compared to 1.17% and 0.58%, respectively, at December 31, 2023. At the end of the current year, with respect to the total commercial portion of the allowance, 47% of this portion is allocated to the investor real estate loan portfolio, resulting in the ratio of the allowance for investor real estate loans to total investor real estate loans of 1.21%. A similar ratio with respect to AD&C loans was 2.16% and 1.84% for commercial business loans at the end of the current year.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve that reflects our historical default and loss experience adjusted for expected economic conditions over a reasonable and supportable forecast period and the Company’s prepayment and curtailment rates, (2) collective qualitative factors that consider the expected impact of certain qualitative factors not fully captured in the collective quantitative reserve, including concentrations of the loan portfolio, expected changes to the economic forecasts, large lending relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations, and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or where we have determined that foreclosure is probable. At December 31, 2024, the impact of the utilization of the historical default and loss experience combined with the reasonable and supportable economic forecast, and impact of the individual reserves on collateral dependent non-accrual loans resulted in 66% of the total allowance being attributable to quantifiable factors, while 34% of the allowance is attributable to the collective qualitative factors. At the end of the previous year, the utilization of the historical default and loss experience along with the economic forecast and individual reserves resulted in 60% of the total allowance being attributable to quantifiable factors while 40% was attributable to the collective qualitative factors. An increase in allocations of the allowance between the quantified and qualitative portions from 2023 to 2024 is mainly attributable to higher individual reserves along with the lower concentrations of the loan portfolio within the commercial investor real estate segment coupled with the declining probability of recession observed during the current year.

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

The individual reserve assessment is applied to collateral dependent loans where borrowers are experiencing financial difficulty or when we have determined that foreclosure is probable. The determination of the fair value of the collateral depends on whether a repayment of the loan is expected to be from the sale or the operation of the collateral. When repayment is expected from the operation of the collateral, the present value of expected cash flows from the operation of the collateral is used as the fair value. When repayment of the loan is expected from the sale of the collateral the fair value of the collateral is based on an observable market price or the appraised value less estimated cost to sell. During the individual reserve assessment, management also considers the potential future changes in the value of the collateral over the remainder of the loan’s life. The balance of collateral-dependent loans individually assessed for the allowance was $117.0 million, with individual allowances of $37.5 million against those loans at December 31, 2024.

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

	December 31,
(In thousands)	2024		2023
Commercial real estate:	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial investor real estate	$57,717	41.4%	$61,439	44.9%
Commercial owner-occupied real estate	5,392	15.2	7,536	15.4
Commercial AD&C	28,672	11.5	8,287	8.7
Commercial business	30,456	14.3	31,932	13.3
Total commercial	122,237	82.4	109,194	82.3
Residential real estate:
Residential mortgage	9,193	13.4	8,890	13.0
Residential construction	203	0.4	729	1.1
Consumer	2,768	3.8	2,052	3.6
Total residential and consumer	12,164	17.6	11,671	17.7
Total allowance for credit losses - loans	$134,401	100.0%	$120,865	100.0%

Summary of Credit Loss Experience
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Balance, January 1	$120,865	$136,242
Provision/ (credit) for credit losses - loans	17,255	(13,894)
Loan charge-offs:
Commercial real estate:
Commercial investor real estate	(401)	—
Commercial owner-occupied real estate	—	—
Commercial AD&C	(135)	—
Commercial business	(3,481)	(449)
Residential real estate:
Residential mortgage	(50)	(160)
Residential construction	—	—
Consumer	(541)	(2,005)
Total charge-offs	(4,608)	(2,614)
Loan recoveries:
Commercial real estate:
Commercial investor real estate	12	25
Commercial owner-occupied real estate	111	105
Commercial AD&C	353	—
Commercial business	53	303
Residential real estate:
Residential mortgage	59	114
Residential construction	—	—
Consumer	301	584
Total recoveries	889	1,131
Net (charge-offs)/ recoveries	(3,719)	(1,483)
Balance, period end	$134,401	$120,865

Net charge-offs to average loans	0.03%	0.01%
Allowance for credit losses on loans to total loans	1.16%	1.06%

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

The following table presents estimated changes in net interest income utilizing an instantaneous parallel rate shocks in various interest rate scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100bp	- 200 bp	- 300bp	- 400bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2024	(7.78%)	(5.94%)	(4.14%)	(2.42%)	1.35%	4.13%	7.14%	9.25%
December 31, 2023	(2.42%)	(1.71%)	(0.99%)	(0.40%)	1.13%	2.09%	2.84%	3.87%

As reflected in the table above, the measures of net interest income at risk at December 31, 2024 declined in every rising interest rate change scenario and increased in every declining interest rate scenario compared to December 31, 2023. The change in the net interest income at risk is the result of an increase in the proportion of non-maturity interest bearing liabilities and near term repricing of wholesale liabilities over non-interest bearing deposits and longer term liabilities as compared to year ended 2023. At December 31, 2024, all measures remained well within prescribed policy limits. The table also indicates that should the interest rate environment decline, net interest income would increase as the profile reflects the Bank is liability sensitive.

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

The following table presents estimated changes in net interest income utilizing parallel rate ramps in various interest rate scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100bp	- 200 bp	- 300bp	- 400bp
December 31, 2024	(5.29%)	(4.11%)	(2.96%)	(1.82%)	0.47%	2.01%	3.74%	5.50%
December 31, 2023	(1.81%)	(1.24%)	(0.68%)	(0.25%)	0.81%	1.54%	2.22%	2.87%

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

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2024	(22.56%)	(16.35%)	(10.16%)	(4.55%)	4.27%	8.04%	10.69%	10.40%
December 31, 2023	(24.78%)	(18.31%)	(11.90%)	(5.75%)	5.55%	9.92%	12.93%	12.49%

Overall, the measure of the economic value of equity ("EVE") at risk remained relatively stable in most of the rising rate change scenarios from December 31, 2023 to December 31, 2024. The slight decrease in EVE at risk is a reflection of the impact of a higher baseline EVE at December 31, 2024 than at December 31, 2023. The higher base EVE value at December 31, 2024, which increased from $1.6 billion in 2023 to $1.8 billion in 2024, is a consequence of the earning assets on the Bank's balance sheet coming more into line with current market rates after the rapid increase in rates in 2022 and 2023.

Liquidity Management
Liquidity is defined as a financial institution’s capacity to meet its cash and collateral obligations. Liquidity is measured by a financial institution's ability to raise funds through loan repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on a short notice to meet obligations as they arise and to ensure that we are able to pursue new business opportunities. Accordingly, management evaluates these metrics on a monthly basis to ensure that policy parameters are adequately addressed. We perform liquidity stress testing at least quarterly which includes systemic and idiosyncratic scenarios. Testing at the end of the fourth quarter of 2024 indicated that the Company demonstrates sufficient liquidity in most severe scenarios. Our liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2024.

Liquidity is measured using an approach designed to take into account core deposits, in addition to factors already discussed above. Management considers core deposits, defined to include all deposits other than brokered and outsourced deposits, to be a relatively stable funding source. Core deposits, which exclude brokered deposit relationships, equaled 94% of total deposits at December 31, 2024. At December 31, 2024, contingent liquidity, which consists of available FHLB borrowings and funds through the Federal Reserve Bank's discount window, as well as excess cash and unpledged investment securities totaled $6.3 billion or 147% of uninsured deposits. Under this approach, implemented by the Funding and Liquidity Subcommittee of ALCO under formal policy guidelines, our liquidity position is measured monthly, looking forward at thirty day intervals from 30 to 360 days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. At December 31, 2024, our liquidity and funds availability provides it with the requisite flexibility in funding and other liquidity demands.

Our external sources of funds available that can be drawn upon when required are available lines of credit with the FHLB and the Federal Reserve Bank. At December 31, 2024, we had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.4 billion. FHLB availability based on pledged collateral at December 31, 2024 amounted to $3.2 billion, with $250.0 million outstanding against it. The secured lines of credit at the Federal Reserve Bank and correspondent banks totaled $772.3 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of December 31, 2024. In addition, we have federal funds borrowing capacity under unsecured lines of credit with correspondent banks of $903.0 million with no amount outstanding at December 31, 2024. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2024.

Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2024, the Bank could have declared a dividend of $153.8 million to Bancorp. At December 31, 2024, Bancorp had liquid assets of $99.7 million.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Internal Control Over Financial Reporting
As part of our program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control— Integrated Framework (2013). Management’s Assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The attestation report by the Company's independent registered public accounting firm, Ernst & Young LLP, on the Company's internal control over financial reporting begins on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sandy Spring Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2024, and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Allowance for credit losses
Description of the Matter
As of December 31, 2024, the Company’s loan portfolio totaled approximately $11.5 billion and the allowance for credit losses was $134.4 million. As more fully described in Notes 1 and 5 to the consolidated financial statements, the allowance for credit losses (allowance) represents management’s current estimate of lifetime expected losses that may be sustained on outstanding loans at the balance sheet date. The Company’s methodology for estimating the allowance includes (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period, followed by a reversion period, (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administration, and (3) individual allowances on certain collateral-dependent loans.

Auditing the allowance for credit losses was especially challenging and subjective due to the judgment required in establishing the qualitative reserve related to concentrations of the loan portfolio.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's controls over its allowance, including, among others, controls over the accuracy of data and key allowance inputs such as borrowers’ risk rating, the review of economic forecast data, and management review controls over qualitative factors. Our tests of controls included observation of certain of management committee meetings, at which key management judgements including qualitative factors are subjected to challenge, inspection of meeting materials and meeting minutes, and inquiries of key management personnel.

Our audit response included involving our specialists to evaluate the Company’s overall methodology for estimating the allowance, including the qualitative factor related to concentrations of the loan portfolio, in addition to evaluating calculation methodologies and performance. To test the qualitative factor related to concentrations of the loan portfolio, we tested the data inputs used in the calculation and recalculated the qualitative factor according to the methodology. We also assessed management’s judgments about risk, such as risk in various portfolio concentrations captured in the qualitative factor and evaluated the corroborating or contrary evidence, as appropriate.

We also evaluated the overall allowance amount, inclusive of qualitative factors, and whether the amount appropriately reflects lifetime expected losses in the loan portfolio as of the consolidated balance sheet date. In this context, we performed searches for contrary evidence, which included reviewing historical loss data, peer-bank metrics and subsequent event information to determine whether this information supported or contradicted the Company’s overall estimate of the allowance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Tysons, VA
February 20, 2025

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$80,698	$82,257
Federal funds sold	—	245
Interest-bearing deposits with banks	438,265	463,396
Cash and cash equivalents	518,963	545,898
Residential mortgage loans held for sale (at fair value)	22,757	10,836
SBA loans held for sale	715	—
Investments held-to-maturity, at cost (fair value of $177,854 and $200,411, respectively)	215,747	236,165
Investments available-for-sale (at fair value)	1,140,783	1,102,681
Other investments, at cost	61,714	75,607
Total loans held for investment	11,537,966	11,366,989
Less: allowance for credit losses - loans	(134,401)	(120,865)
Net loans	11,403,565	11,246,124
Premises and equipment, net	55,998	59,490
Other real estate owned	3,265	—
Accrued interest receivable	45,627	46,583
Goodwill	309,045	363,436
Other intangible assets, net	30,748	28,301
Other assets	318,553	313,051
Total assets	$14,127,480	$14,028,172

Liabilities
Noninterest-bearing deposits	$2,804,930	$2,914,161
Interest-bearing deposits	8,940,735	8,082,377
Total deposits	11,745,665	10,996,538
Federal Reserve Bank borrowings	—	300,000
Securities sold under retail repurchase agreements	68,911	75,032
Advances from FHLB	250,000	550,000
Subordinated debt	371,400	370,803
Total borrowings	690,311	1,295,835
Accrued interest payable and other liabilities	133,493	147,657
Total liabilities	12,569,469	12,440,030

Stockholders' equity
Common stock -- par value $1.00; shares authorized 100,000,000; shares issued and outstanding
45,140,417 and 44,913,561 at December 31, 2024 and 2023, respectively	45,140	44,914
Additional paid-in capital	748,905	742,243
Retained earnings	856,613	898,316
Accumulated other comprehensive loss	(92,647)	(97,331)
Total stockholders' equity	1,558,011	1,588,142
Total liabilities and stockholders' equity	$14,127,480	$14,028,172

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022
Interest income:
Interest and fees on loans	$609,571	$579,960	$462,121
Interest on mortgage loans held for sale	1,050	896	738
Interest on SBA loans held for sale	23	—	—
Interest on deposits with banks	25,398	22,435	2,672
Interest and dividend income on investment securities:
Taxable	29,140	26,992	20,519
Tax-advantaged	7,082	7,224	9,609
Interest on federal funds sold	8	17	8
Total interest income	672,272	637,524	495,667
Interest expense:
Interest on deposits	303,173	225,028	43,854
Interest on retail repurchase agreements and federal funds purchased	5,259	14,452	2,929
Interest on advances from FHLB	20,259	27,709	7,825
Interest on subordinated debt	16,455	15,785	14,055
Total interest expense	345,146	282,974	68,663
Net interest income	327,126	354,550	427,004
Provision/ (credit) for credit losses	14,192	(17,561)	34,372
Net interest income after provision/ (credit) for credit losses	312,934	372,111	392,632
Non-interest income:
Investment securities losses	—	—	(345)
Gain on disposal of assets	—	—	16,516
Service charges on deposit accounts	11,763	10,447	9,803
Mortgage banking activities	5,615	5,536	6,130
Wealth management income	42,071	36,633	35,774
Insurance agency commissions	—	—	2,927
Income from bank owned life insurance	7,496	4,210	3,141
Bank card fees	1,750	1,769	4,379
Other income	10,620	8,483	8,694
Total non-interest income	79,315	67,078	87,019
Non-interest expense:
Salaries and employee benefits	159,858	160,192	158,504
Occupancy expense of premises	19,005	18,778	19,255
Equipment expenses	15,924	15,675	14,779
Marketing	5,363	5,103	5,197
Outside data services	12,642	11,186	10,199
FDIC insurance	11,396	9,461	4,792
Amortization of intangible assets	9,126	5,223	5,814
Merger, acquisition and disposal expense	4,164	—	1,068
Professional fees and services	21,208	17,982	9,169
Goodwill impairment loss	54,391	—	—
Other expenses	30,211	31,454	28,516
Total non-interest expense	343,288	275,054	257,293
Income before income tax expense	48,961	164,135	222,358
Income tax expense	29,026	41,291	56,059
Net income	$19,935	$122,844	$166,299

Net income per common share amounts:
Basic net income per common share	$0.44	$2.74	$3.69
Diluted net income per common share	$0.44	$2.73	$3.68
Dividends declared per share	$1.36	$1.36	$1.36

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net income	$19,935	$122,844	$166,299
Other comprehensive income/ (loss):
Investments available-for-sale:
Net change in unrealized gains/ (losses) on investments available-for-sale	4,600	34,167	(152,196)
Related income tax (expense)/ benefit	(1,046)	(8,823)	38,762
Net investment losses reclassified into earnings	—	—	345
Related income tax benefit	—	—	(88)
Net effect on other comprehensive income/ (loss)	3,554	25,344	(113,177)

Investments held-to-maturity:
Net change in unrealized loss	1,498	1,726	(14,003)
Related income tax expense/ (benefit)	(368)	(452)	3,567
Net effect on other comprehensive income/ (loss)	1,130	1,274	(10,436)

Defined benefit pension plan:
Net change in unrealized losses	—	10,737	294
Related income tax benefit	—	(2,735)	(93)
Net effect on other comprehensive income/ (loss)	—	8,002	201
Total other comprehensive income/ (loss)	4,684	34,620	(123,412)
Comprehensive income	$24,619	$157,464	$42,887

The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

` (Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity
Balances at January 1, 2022	$45,119	$751,072	$732,027	$(8,539)	$1,519,679
Net income	—	—	166,299	—	166,299
Other comprehensive loss, net of tax	—	—	—	(123,412)	(123,412)
Total other comprehensive income					42,887
Common stock dividends $1.36 per share	—	—	(61,537)	—	(61,537)
Stock compensation expense	—	7,887	—	—	7,887
Common stock issued pursuant to:
Stock option plan - 14,278 shares	14	279	—	—	293
Employee stock purchase plan - 43,837 shares	44	1,685	—	—	1,729
Restricted stock vesting, net of tax withholding - 105,719 shares	105	(2,288)	—	—	(2,183)
Repurchase of common stock - 625,710 shares	(625)	(24,362)	—	—	(24,987)
Balances at December 31, 2022	44,657	734,273	836,789	(131,951)	1,483,768
Net income	—	—	122,844	—	122,844
Other comprehensive income, net of tax	—	—	—	34,620	34,620
Total other comprehensive income					157,464
Common stock dividends $1.36 per share	—	—	(61,317)	—	(61,317)
Stock compensation expense	—	7,631	—	—	7,631
Common stock issued pursuant to:
Stock option plan - 59,150 shares	59	658	—	—	717
Employee stock purchase plan - 64,502 shares	65	1,475	—	—	1,540
Restricted stock vesting, net of tax withholding - 132,855 shares	133	(1,794)	—	—	(1,661)
Balances at December 31, 2023	44,914	742,243	898,316	(97,331)	1,588,142
Net income	—	—	19,935	—	19,935
Other comprehensive income, net of tax	—	—	—	4,684	4,684
Total other comprehensive income					24,619
Common stock dividends $1.36 per share	—	—	(61,638)	—	(61,638)
Stock compensation expense	—	9,044	—	—	9,044
Common stock issued pursuant to:
Stock option plan - 11,950 shares	12	119	—	—	131
Employee stock purchase plan - 59,724 shares	59	1,234	—	—	1,293
Restricted stock vesting, net of tax withholding - 155,182 shares	155	(3,735)	—	—	(3,580)
Balances at December 31, 2024	$45,140	$748,905	$856,613	$(92,647)	$1,558,011
The accompanying notes are an integral part of these financial statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Operating activities:
Net income	$19,935	$122,844	$166,299
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,286	22,006	11,906
Provision/ (credit) for credit losses	14,192	(17,561)	34,372
Share based compensation expense	9,044	7,631	7,887
Goodwill impairment loss	54,391	—	—
Gain on disposal of assets	—	—	(16,516)
Deferred income tax / (benefit)	(427)	5,891	(9,491)
Origination of mortgage loans held for sale	(371,882)	(367,910)	(363,204)
Proceeds from sales of mortgage loans held for sale	365,366	374,468	398,688
Gains on sales of mortgage loans held for sale	(5,405)	(5,688)	(7,781)
Origination of SBA loans held for sale	(1,829)	—	—
Proceeds from sales of SBA loans held for sale	1,211	—	—
Gains on sales of SBA loans held for sale	(97)	—	—
(Gains)/ losses on sale of other real estate owned	—	(66)	86
Investment securities (gains)/ losses	—	—	345
Tax benefit associated with share based compensation	470	295	(646)
Net (increase)/ decrease in accrued interest receivable	956	(5,411)	(6,823)
Net increase in other assets	(9,321)	(6,490)	(4,776)
Net increase/ (decrease) accrued expenses and other liabilities	(18,666)	6,176	9,686
Other, net	(513)	1,630	(3,710)
Net cash provided by operating activities	83,711	137,815	216,322
Investing activities:
Sales/ (purchases) of other investments	13,893	(6,388)	(28,052)
Purchases of investments available-for-sale	(259,424)	(17,687)	(469,792)
Proceeds from sales of investment available-for-sale	—	—	18,087
Proceeds from maturities, calls and principal payments of investments available-for-sale	224,378	160,637	240,217
Proceeds from maturities, calls and principal payments of investments held-to-maturity	21,627	24,675	31,759
Net (increase)/ decrease in loans	(174,634)	30,971	(1,420,983)
Proceeds from the sales of other real estate owned	—	712	335
Proceeds from sale of business activity, net	—	—	23,822
Expenditures for premises and equipment	(16,154)	(13,982)	(14,589)
Net cash provided by/ (used in) investing activities	(190,314)	178,938	(1,619,196)
Financing activities:
Net increase in deposits	749,581	44,411	330,721
Net increase/ (decrease) in retail repurchase agreements, federal funds purchased and Federal Reserve Bank borrowings	(306,121)	53,065	180,881
Proceeds from FHLB advances	—	2,030,000	2,526,625
Repayment of FHLB advances	(300,000)	(2,030,000)	(1,976,625)
Proceeds from issuance of subordinated debt	—	—	200,000
Proceeds from issuance of common stock	1,359	2,417	2,192
Stock tendered for payment of withholding taxes	(3,513)	(1,821)	(2,353)
Repurchase of common stock	—	—	(24,987)
Dividends paid	(61,638)	(61,159)	(61,368)
Net cash provided by financing activities	79,668	36,913	1,175,086
Net increase/ (decrease) in cash and cash equivalents	(26,935)	353,666	(227,788)
Cash and cash equivalents at beginning of year	545,898	192,232	420,020
Cash and cash equivalents at end of year	$518,963	$545,898	$192,232

Supplemental Disclosures:
Interest payments	$358,943	$263,473	$62,240
Income tax payments, net of refunds of $2, $0 and $966 in 2024, 2023 and 2022	24,926	35,945	62,098
Transfers from loans to other real estate owned	3,265	—	—

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

The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a two year reasonable and supportable period, followed by a two year reversion period, and the Company’s prepayment and curtailment rates; (2) collective qualitative factors that consider the expected impact of certain factors not fully captured in the collective quantified reserve, including concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administration, including, among others, loan-to-value ratios, borrowers’ risk rating and credit score migrations; and (3) individual allowances on collateral-dependent loans where borrowers are experiencing financial difficulty or when the Company determines that the foreclosure is probable. The Company excludes accrued interest from the measurement of the allowance as the Company has a non-accrual policy to reverse any accrued, uncollected interest income as loans are moved to non-accrual status.

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

Segment Reporting
Operating segments are components of a business about which separate financial information is available and evaluated regularly by the Chief Executive Officer, who is the designated chief operating decision maker, in deciding how to allocate resources and assessing performance. The Bank is the Company’s only reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance. While the Company’s chief operating decision maker has some limited financial information about its various financial products and services, that information is not complete since it does not include a full allocation of revenue, costs, and capital from key corporate functions; therefore, the Company evaluates financial performance on a company-wide basis. Management continues to evaluate the Company's business units for separate reporting as facts and circumstances change.

The Company's single reportable segment, the Bank, includes revenues from interest income from financial instruments and non-interest income, which include wealth management and service charges on deposit accounts. Segment performance is evaluated using net income that is also reported on the Consolidated Statement of Income. The measure of segment assets is reported on the Consolidated Statements of Condition as total assets. The chief operating decision maker evaluates the financial performance of the Company's segment using net income to monitor budget versus actual results and in determination of allocating resources. The Company does not have intra-entity sales or transfers.

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

During 2024, management performed both quarterly qualitative assessments and an annual quantitative impairment test. In the annual quantitative impairment test, the Agreement and Plan of Merger ("Merger Agreement") with Atlantic Union Bankshares Corporation ("Altantic Union") entered by the Company on October 21, 2024 was used as the most accurate market data point to evaluate the fair value of the reporting units. The Company's annual impairment test of goodwill using the transaction terms from the Merger Agreement resulted in an implied deal value of $1,574.4 million. Compared to the book value of equity of $1,628.8 million as of October 1, 2024, a goodwill impairment charge of $54.4 million was recorded. Management allocated the entire goodwill impairment charge to the Community Banking reporting unit based on the immaterial size of the Investment Management reporting unit relative to the Consolidated Bancorp for both asset and equity. Finally, management further evaluated any potential triggering events between the date of the annual impairment test and December 31, 2024, concluding that no such events occurred.

Other intangible assets have finite lives and are reviewed for impairment annually. These assets are amortized over their estimated useful lives on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 15 years. Intangible assets are reviewed or analyzed periodically to determine if it appears that their value has diminished beyond the value in the financial statements. The review of the intangible assets did not indicate that any impairment occurred during 2024.

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

In March 2023, the FASB issued ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method". ASU 2023-02 allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The amendment in this ASU also removes the specialized guidance for low-income-housing tax credit investments that are not accounted for using the proportional amortization method and instead require that those LIHTC investments be accounted for using the guidance in other GAAP. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt this ASU on a retrospective basis. The Company fully adopted this update beginning 2024 fiscal year. The adoption did not have a material impact on its Consolidated Financial Statements.

Pending Accounting Pronouncements applicable to the Company
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expenses Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements and accompanying footnotes.

NOTE 2 – CASH AND DUE FROM BANKS
The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2024 was $488.5 million and in 2023 was $429.2 million.

NOTE 3 – INVESTMENTS
Investments available-for-sale and held-to-maturity
The amortized cost and estimated fair values of investments available-for-sale and held-to-maturity at December 31 are presented in the following table:

	2024				2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. treasuries and government agencies	$84,420	$—	$(2,106)	$82,314	$101,678	$—	$(4,751)	$96,927
State and municipal	281,837	1	(46,904)	234,934	311,505	1	(43,292)	268,214
Mortgage-backed and asset-backed	888,064	195	(64,724)	823,535	807,636	181	(70,277)	737,540
Total available-for-sale debt securities	$1,254,321	$196	$(113,734)	$1,140,783	$1,220,819	$182	$(118,320)	$1,102,681
Held-to-maturity debt securities:
Mortgage-backed and asset-backed	215,747	—	(37,893)	177,854	236,165	—	(35,754)	200,411
Total held-to-maturity debt securities	$215,747	$—	$(37,893)	$177,854	$236,165	$—	$(35,754)	$200,411
Total debt securities	$1,470,068	$196	$(151,627)	$1,318,637	$1,456,984	$182	$(154,074)	$1,303,092

Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed available-for-sale debt securities at December 31, 2024 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2024. Unrealized losses on available-for-sale debt securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell, nor is it more likely than not it will be required to sell, these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

All held-to-maturity investments are either issued by a direct governmental entity or a government-sponsored entity and have no historical evidence supporting expected credit losses. Therefore, the Company has estimated these losses at zero and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The available-for-sale and held-to-maturity mortgage-backed and asset-backed securities portfolio at December 31, 2024 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($505.1 million), GNMA, FNMA or FHLMC mortgage-backed securities ($557.6 million) and SBA asset-backed securities ($41.2 million).

Accrued interest receivable on investment securities totaled $5.3 million at December 31, 2024 and $5.4 million at December 31, 2023, and is excluded from the amortized cost and fair value of the securities.

Gross unrealized losses and fair values by length of time that individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following tables:

	December 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	7	$—	$—	$82,314	$2,106	$82,314	$2,106
State and municipal	116	2,979	213	226,234	46,691	229,213	46,904
Mortgage-backed and asset-backed	353	223,136	3,491	552,517	61,233	775,653	64,724
Total	476	$226,115	$3,704	$861,065	$110,030	$1,087,180	$113,734

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries and government agencies	10	$—	$—	$96,927	$4,751	$96,927	$4,751
State and municipal	123	4,162	84	262,081	43,208	266,243	43,292
Mortgage-backed and asset-backed	321	22,731	106	691,281	70,171	714,012	70,277
Total	454	$26,893	$190	$1,050,289	$118,130	$1,077,182	$118,320

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

The estimated fair values and amortized costs of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31 are provided in the following table:

	December 31, 2024		December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. treasuries and government agencies:
One year or less	$58,341	$59,634	$17,798	$17,979
One to five years	23,973	24,786	79,129	83,699
Five to ten years	—	—	—	—
After ten years	—	—	—	—
State and municipal:
One year or less	19,285	19,467	22,345	22,793
One to five years	14,447	15,286	33,282	34,288
Five to ten years	56,396	66,696	46,355	54,487
After ten years	144,806	180,388	166,232	199,937
Mortgage-backed and asset-backed:
One year or less	9,493	9,503	20,814	21,111
One to five years	20,937	21,347	29,823	30,666
Five to ten years	273,282	293,839	256,924	280,209
After ten years	519,823	563,375	429,979	475,650
Total available-for-sale debt securities	$1,140,783	$1,254,321	$1,102,681	$1,220,819

	December 31, 2024		December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Held-to-maturity debt securities
Mortgage-backed and asset-backed:
One year or less	—	—	—	—
One to five years	—	—	—	—
Five to ten years	27,357	30,059	31,434	34,458
After ten years	150,497	185,688	168,977	201,707
Total held-to-maturity debt securities	$177,854	$215,747	$200,411	$236,165

At December 31, 2024 and 2023, available-for-sale and held-to-maturity debt securities with a book value of $468.9 million and $729.0 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. government agency securities, exceeded ten percent of stockholders' equity at December 31, 2024 and 2023.

Other Investments
Other investments are presented in the following table:

(In thousands)	2024	2023
Federal Reserve Bank stock, at cost	$39,346	$39,125
Federal Home Loan Bank of Atlanta stock, at cost	21,691	35,805
Other	677	677
Total other investments, at cost	$61,714	$75,607

Investment securities gains/ (losses)
Gross realized gains and losses on all investments for the years ended December 31 are presented in the following table:

(In thousands)	2024	2023	2022
Gross realized gains from sales of investments available-for-sale	$—	$—	$8
Gross realized losses from sales of investments available-for-sale	—	—	(393)
Net gains from calls of investments available-for-sale	—	—	40
Net investment securities losses	$—	$—	$(345)

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

Outstanding loan balances at December 31, 2024 and 2023 are net of unearned income, including net deferred loan fees of $5.8 million and $7.0 million, respectively.

The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2024	2023
Commercial real estate:
Commercial investor real estate	$4,779,593	$5,104,425
Commercial owner-occupied real estate	1,748,772	1,755,235
Commercial AD&C	1,327,292	988,967
Commercial business	1,653,135	1,504,880
Total commercial loans	9,508,792	9,353,507
Residential real estate:
Residential mortgage	1,537,589	1,474,521
Residential construction	49,028	121,419
Consumer	442,557	417,542
Total residential and consumer loans	2,029,174	2,013,482
Total loans	$11,537,966	$11,366,989

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

Loans to Related Parties
Certain directors and executive officers have loan transactions with the Company. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during the periods indicated:

(In thousands)	2024	2023
Balance at January 1	$67,154	$60,856
Additions	20,658	9,543
Repayments	(5,258)	(3,245)
Balance at December 31	$82,554	$67,154

NOTE 5 – CREDIT QUALITY ASSESSMENT

Allowance for Credit Losses - Loans
Summary information on the allowance for credit loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2024	2023	2022
Balance at beginning of year	$120,865	$136,242	$109,145
Provision/ (credit) for credit losses - loans	17,255	(13,894)	26,680
Loans charge-offs	(4,608)	(2,614)	(1,105)
Loans recoveries	889	1,131	1,522
Net (charge-offs)/ recoveries	(3,719)	(1,483)	417
Balance at period end	$134,401	$120,865	$136,242

The following table provides summary information regarding collateral dependent loans individually evaluated for credit loss at the dates indicated:

(In thousands)	2024	2023
Collateral dependent loans individually evaluated for credit loss with an allowance	$94,965	$72,179
Collateral dependent loans individually evaluated for credit loss without an allowance	22,015	15,989
Total individually evaluated collateral dependent loans	$116,980	$88,168

Allowance for credit losses related to loans evaluated individually	$37,538	$24,000
Allowance for credit losses related to loans evaluated collectively	96,863	96,865
Total allowance for credit losses - loans	$134,401	$120,865

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the years ended December 31:

	2024
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance as of December 31, 2023	$61,439	$7,536	$8,287	$31,932	$8,890	$729	$2,052	$120,865
Provision/ (credit) for credit losses - loans	(3,333)	(2,255)	20,167	1,952	294	(526)	956	17,255
Charge-offs	(401)	—	(135)	(3,481)	(50)	—	(541)	(4,608)
Recoveries	12	111	353	53	59	—	301	889
Net (charge-offs)/ recoveries	(389)	111	218	(3,428)	9	—	(240)	(3,719)
Balance at end of period	$57,717	$5,392	$28,672	$30,456	$9,193	$203	$2,768	$134,401

Total loans	$4,779,593	$1,748,772	$1,327,292	$1,653,135	$1,537,589	$49,028	$442,557	$11,537,966
Allowance for credit losses on loans to total loans ratio	1.21%	0.31%	2.16%	1.84%	0.60%	0.41%	0.63%	1.16%

Average loans	$4,929,894	$1,740,376	$1,180,100	$1,561,616	$1,518,170	$77,276	$422,260	$11,429,692
Net charge-offs/ (recoveries) to average loans	0.01%	(0.01)%	(0.02)%	0.22%	—%	—%	0.06%	0.03%

Balance of loans individually evaluated for credit loss	$71,068	$7,008	$31,314	$7,590	$—	$—	$—	$116,980
Allowance related to loans evaluated individually	$18,313	$78	$13,706	$5,441	$—	$—	$—	$37,538
Individual allowance to loans evaluated individually ratio	25.77%	1.11%	43.77%	71.69%	—%	—%	—%	32.09%
Contractual balance of individually evaluated loans	$72,925	$8,182	$31,327	$8,764	$—	$—	$—	$121,198

Balance of loans collectively evaluated for credit loss	$4,708,525	$1,741,764	$1,295,978	$1,645,545	$1,537,589	$49,028	$442,557	$11,420,986
Allowance related to loans evaluated collectively	$39,404	$5,314	$14,966	$25,015	$9,193	$203	$2,768	$96,863
Collective allowance to loans evaluated collectively ratio	0.84%	0.31%	1.15%	1.52%	0.60%	0.41%	0.63%	0.85%

	2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Balance as of December 31, 2022	$64,737	$11,646	$18,646	$28,027	$9,424	$1,337	$2,425	$136,242
Provision/ (credit) for credit losses - loans	(3,323)	(4,215)	(10,359)	4,051	(488)	(608)	1,048	(13,894)
Charge-offs	—	—	—	(449)	(160)	—	(2,005)	(2,614)
Recoveries	25	105	—	303	114	—	584	1,131
Net (charge-offs)/ recoveries	25	105	—	(146)	(46)	—	(1,421)	(1,483)
Balance at end of period	$61,439	$7,536	$8,287	$31,932	$8,890	$729	$2,052	$120,865

Total loans	$5,104,425	$1,755,235	$988,967	$1,504,880	$1,474,521	$121,419	$417,542	$11,366,989
Allowance for credit losses on loans to total loans ratio	1.20%	0.43%	0.84%	2.12%	0.60%	0.60%	0.49%	1.06%

Average loans	$5,133,279	$1,766,839	$1,023,669	$1,440,382	$1,380,496	$187,599	$421,963	$11,354,227
Net charge-offs/ (recoveries) to average loans	—%	(0.01)%	—%	0.01%	—%	—%	0.34%	0.01%

Balance of loans individually evaluated for credit loss	$72,218	$4,640	$1,259	$10,051	$—	$—	$—	$88,168
Allowance related to loans evaluated individually	$15,353	$1,159	$102	$7,386	$—	$—	$—	$24,000
Individual allowance to loans evaluated individually ratio	21.26%	24.98%	8.10%	73.49%	—%	—%	—%	27.22%
Contractual balance of individually evaluated loans	$72,712	$5,623	$1,270	$11,500	$—	$—	$—	$91,105

Balance of loans collectively evaluated for credit loss	$5,032,207	$1,750,595	$987,708	$1,494,829	$1,474,521	$121,419	$417,542	$11,278,821
Allowance related to loans evaluated collectively	$46,086	$6,377	$8,185	$24,546	$8,890	$729	$2,052	$96,865
Collective allowance to loans evaluated collectively ratio	0.92%	0.36%	0.83%	1.64%	0.60%	0.60%	0.49%	0.86%

The following table presents average principal balance of total non-accrual loans and contractual interest due on non-accrual loans for the periods indicated below:

	2024
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Average non-accrual loans for the period	$56,682	$7,611	$16,453	$8,063	$11,749	$536	$4,092	$105,186
Contractual interest income due on non-accrual loans during the period	$3,629	$466	$800	$553	$583	$27	$375	$6,433

	2023
	Commercial Real Estate				Residential Real Estate			Total
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer
Average non-accrual loans for the period	$28,650	$4,795	$812	$9,640	$10,547	$223	$4,146	$58,813
Contractual interest income due on non-accrual loans during the period	$760	$298	$41	$716	$432	$6	$299	$2,552

There was no interest income recognized on non-accrual loans during the year ended December 31, 2024. See Note 1 for additional information on the Company's policies for non-accrual loans. Loans designated as non-accrual have all previously accrued but unpaid interest reversed from interest income. During the year ended December 31, 2024, new loans placed on non-accrual status totaled $51.0 million and the related amount of reversed uncollected accrued interest was $1.4 million.

Credit Quality
The following tables provide information on the credit quality of the loan portfolio by segment at December 31 for the years indicated:

	2024
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$58,658	$4,640	$1,259	$10,051	$12,332	$443	$4,102	$91,485
Loans placed on non-accrual	6,706	5,730	31,694	3,909	1,634	—	1,368	51,041
Non-accrual balances transferred to OREO	(3,265)	—	—	—	—	—	—	(3,265)
Non-accrual balances charged-off	(402)	—	(134)	(3,478)	—	—	(20)	(4,034)
Net payments or draws	(3,626)	(1,637)	(1,505)	(2,892)	(2,447)	78	(1,575)	(13,604)
Non-accrual loans brought current	—	(1,725)	—	—	(580)	—	(178)	(2,483)
Balance at end of period	$58,071	$7,008	$31,314	$7,590	$10,939	$521	$3,697	$119,140

	2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Analysis of non-accrual loan activity:
Balance at beginning of period	$9,943	$5,019	$—	$7,322	$7,439	$—	$5,059	$34,782
Loans placed on non-accrual	62,725	—	2,111	6,271	7,871	449	2,450	81,877
Non-accrual balances transferred to OREO	—	—	—	—	—	—	—	—
Non-accrual balances charged-off	—	—	—	(441)	(160)	—	(1,757)	(2,358)
Net payments or draws	(14,010)	(379)	(852)	(2,588)	(1,667)	(6)	(1,528)	(21,030)
Non-accrual loans brought current	—	—	—	(513)	(1,151)	—	(122)	(1,786)
Balance at end of period	$58,658	$4,640	$1,259	$10,051	$12,332	$443	$4,102	$91,485

	2024
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$4,696,667	$1,740,403	$1,276,591	$1,643,900	$1,509,013	$48,507	$434,165	$11,349,246
30-59 days	7,753	1,361	19,387	1,275	15,071	—	4,241	49,088
60-89 days	17,102	—	—	370	2,334	—	454	20,260
Total performing loans	4,721,522	1,741,764	1,295,978	1,645,545	1,526,418	48,507	438,860	11,418,594
Non-performing loans:
Non-accrual loans	58,071	7,008	31,314	7,590	10,939	521	3,697	119,140
Loans greater than 90 days past due	—	—	—	—	232	—	—	232
Restructured loans	—	—	—	—	—	—	—	—
Total non-performing loans	58,071	7,008	31,314	7,590	11,171	521	3,697	119,372
Total loans	$4,779,593	$1,748,772	$1,327,292	$1,653,135	$1,537,589	$49,028	$442,557	$11,537,966

	2023
	Commercial Real Estate				Residential Real Estate
(In thousands)	Commercial Investor R/E	Commercial Owner- Occupied R/E	Commercial AD&C	Commercial Business	Residential Mortgage	Residential Construction	Consumer	Total
Performing loans:
Current	$5,044,647	$1,748,449	$986,859	$1,494,426	$1,445,785	$118,976	$409,607	$11,248,749
30-59 days	1,120	2,056	849	383	14,026	2,000	3,298	23,732
60-89 days	—	90	—	—	2,036	—	535	2,661
Total performing loans	5,045,767	1,750,595	987,708	1,494,809	1,461,847	120,976	413,440	11,275,142
Non-performing loans:
Non-accrual loans	58,658	4,640	1,259	10,051	12,332	443	4,102	91,485
Loans greater than 90 days past due	—	—	—	20	342	—	—	362
Restructured loans	—	—	—	—	—	—	—	—
Total non-performing loans	58,658	4,640	1,259	10,071	12,674	443	4,102	91,847
Total loans	$5,104,425	$1,755,235	$988,967	$1,504,880	$1,474,521	$121,419	$417,542	$11,366,989

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

The following tables provide information about credit quality indicators by the year of origination:

	2024
	Term Loans by Origination Year						Revolving
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial Investor R/E:
Pass	$337,754	$303,462	$1,306,076	$1,064,827	$521,505	$1,053,674	$32,739	$4,620,037
Special Mention	—	—	4,100	—	18,888	40,437	—	63,425
Substandard	—	—	—	32,768	5,606	57,757	—	96,131
Doubtful	—	—	—	—	—	—	—	—
Total	$337,754	$303,462	$1,310,176	$1,097,595	$545,999	$1,151,868	$32,739	$4,779,593
Current period gross charge-offs	$—	$—	$—	$357	$—	$44	$—	$401

Commercial Owner-Occupied R/E:
Pass	$183,357	$109,915	$346,029	$286,260	$212,034	$542,637	$6,277	$1,686,509
Special Mention	—	4,764	3,632	14,731	4,043	11,027	—	38,197
Substandard	—	—	900	2,810	972	19,384	—	24,066
Doubtful	—	—	—	—	—	—	—	—
Total	$183,357	$114,679	$350,561	$303,801	$217,049	$573,048	$6,277	$1,748,772
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$423,143	$243,462	$301,254	$73,323	$—	$—	$207,880	$1,249,062
Special Mention	—	262	—	4,213	—	—	—	4,475
Substandard	—	—	27,994	42,832	1,571	1,358	—	73,755
Doubtful	—	—	—	—	—	—	—	—
Total	$423,143	$243,724	$329,248	$120,368	$1,571	$1,358	$207,880	$1,327,292
Current period gross charge-offs	$—	$—	$135	$—	$—	$—	$—	$135

Commercial Business:
Pass	$302,334	$142,011	$291,167	$161,300	$71,650	$139,311	$509,158	$1,616,931
Special Mention	143	605	5,689	1,588	48	3,913	10,468	22,454
Substandard	165	858	1,082	1,616	637	4,768	4,624	13,750
Doubtful	—	—	—	—	—	—	—	—
Total	$302,642	$143,474	$297,938	$164,504	$72,335	$147,992	$524,250	$1,653,135
Current period gross charge-offs	$—	$—	$1,482	$470	$—	$1,479	$50	$3,481

Residential Mortgage:
Beacon score:
660-850	$43,196	$48,842	$483,634	$385,226	$151,114	$252,024	$—	$1,364,036
600-659	20	1,939	18,507	9,450	2,480	20,017	—	52,413
540-599	—	1,193	1,305	4,011	2,601	10,946	—	20,056
less than 540	5,493	1,589	31,046	21,509	8,382	33,065	—	101,084
Total	$48,709	$53,563	$534,492	$420,196	$164,577	$316,052	$—	$1,537,589
Current period gross charge-offs	$—	$—	$—	$50	$—	$—	$—	$50

Residential Construction:
Beacon score:
660-850	$16,923	$7,326	$11,695	$6,723	$—	$150	$410	$43,227
600-659	—	—	—	—	—	1,308	—	1,308
540-599	521	—	500	—	1,500	—	—	2,521
less than 540	13	1,459	62	438	—	—	—	1,972
Total	$17,457	$8,785	$12,257	$7,161	$1,500	$1,458	$410	$49,028
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$14,476	$6,973	$3,273	$1,218	$637	$22,453	$329,297	$378,327
600-659	825	1,730	282	40	78	3,166	13,113	19,234
540-599	155	166	430	91	30	2,021	4,571	7,464
less than 540	1,734	1,578	1,284	642	197	3,531	28,566	37,532
Total	$17,190	$10,447	$5,269	$1,991	$942	$31,171	$375,547	$442,557
Current period gross charge-offs	$—	$6	$—	$25	$—	$17	$493	$541
Total loans	$1,330,252	$878,134	$2,839,941	$2,115,616	$1,003,973	$2,222,947	$1,147,103	$11,537,966

	2023
	Term Loans by Origination Year						Revolving
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Investor R/E:
Pass	$405,740	$1,395,973	$1,195,708	$634,361	$511,146	$848,958	$23,653	$5,015,539
Special Mention	9,250	—	316	—	—	1,978	—	$11,544
Substandard	30,792	465	30,927	—	—	14,410	748	$77,342
Doubtful	—	—	—	—	—	—	—	$—
Total	$445,782	$1,396,438	$1,226,951	$634,361	$511,146	$865,346	$24,401	$5,104,425
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied R/E:
Pass	$136,072	$361,247	$318,269	$238,761	$235,145	$428,846	$5,621	$1,723,961
Special Mention	406	70	2,240	875	2,267	8,616	—	$14,474
Substandard	2,562	3,634	801	343	5,866	3,594	—	$16,800
Doubtful	—	—	—	—	—	—	—	$—
Total	$139,040	$364,951	$321,310	$239,979	$243,278	$441,056	$5,621	$1,755,235
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial AD&C:
Pass	$334,918	$288,732	$178,889	$28,954	$—	$—	$155,889	$987,382
Special Mention	—	—	—	—	—	—	—	$—
Substandard	1,016	569	—	—	—	—	—	$1,585
Doubtful	—	—	—	—	—	—	—	$—
Total	$335,934	$289,301	$178,889	$28,954	$—	$—	$155,889	$988,967
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business:
Pass	$247,081	$344,034	$202,020	$92,198	$62,413	$118,061	$410,856	$1,476,663
Special Mention	532	45	180	1,037	1,040	294	3,635	$6,763
Substandard	6,725	2,073	2,281	917	1,925	1,571	5,962	$21,454
Doubtful	—	—	—	—	—	—	—	$—
Total	$254,338	$346,152	$204,481	$94,152	$65,378	$119,926	$420,453	$1,504,880
Current period gross charge-offs	$—	$9	$324	$—	$—	$116	$—	$449

Residential Mortgage:
Beacon score:
660-850	$31,853	$476,631	$394,414	$166,387	$41,473	$266,927	$—	$1,377,685
600-659	781	7,022	18,284	2,009	1,882	24,040	—	$54,018
540-599	—	1,545	2,698	2,371	1,891	9,377	—	$17,882
less than 540	229	2,042	3,351	2,424	2,533	14,357	—	$24,936
Total	$32,863	$487,240	$418,747	$173,191	$47,779	$314,701	$—	$1,474,521
Current period gross charge-offs	$—	$—	$43	$—	$10	$107	$—	$160

Residential Construction:
Beacon score:
660-850	$21,975	$68,273	$21,897	$2,478	$150	$—	$—	$114,773
600-659	1,641	500	1,319	1,500	—	1,243	—	$6,203
540-599	443	—	—	—	—	—	—	$443
less than 540	—	—	—	—	—	—	—	$—
Total	$24,059	$68,773	$23,216	$3,978	$150	$1,243	$—	$121,419
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Beacon score:
660-850	$11,452	$4,960	$1,823	$519	$1,662	$24,543	$333,382	$378,341
600-659	1,209	192	237	425	209	3,954	12,668	$18,894
540-599	24	374	87	47	500	2,868	5,920	$9,820
less than 540	384	215	132	50	288	2,803	6,615	$10,487
Total	$13,069	$5,741	$2,279	$1,041	$2,659	$34,168	$358,585	$417,542
Current period gross charge-offs	$—	$20	$28	$—	$15	$1,735	$207	$2,005
Total loans	$1,245,085	$2,958,596	$2,375,873	$1,175,656	$870,390	$1,776,440	$964,949	$11,366,989

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

The following table presents the amount of the loans modified during the periods indicated below to borrowers experiencing financial difficulty, disaggregated by the loan portfolio segment, type of modification granted and the financial effect of loans modified:

	For the Year Ended December 31, 2024
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$485	$61,981	$8,245	$70,711	1.5%	0.9%	8 Months
Commercial Owner-Occupied R/E	4,834	8,848	—	13,682	0.8%	1.1%	20 Months
Commercial AD&C	—	23,840	—	23,840	1.8%	—%	6 Months
Commercial Business	16	9,726	369	10,111	0.6%	2.1%	16 Months
All Other loans	—	521	—	521	—%	—%	18 Months
Total	$5,335	$104,916	$8,614	$118,865	1.0%

	For the Year Ended December 31, 2023
	Interest rate reduction	Term extension	Rate reduction & Term extension	Total		Interest rate reduction	Term extension
(in thousands)	Amount	Amount	Amount	Amount	% of total loan segment	Weighted Average	Weighted Average
Commercial Investor R/E	$28,970	$9,778	$13,560	$52,308	1.0%	1.5%	15 Months
Commercial Owner-Occupied R/E	—	2,808	—	2,808	0.2%	—%	14 Months
Commercial AD&C	—	1,016	—	1,016	0.1%	—%	9 Months
Commercial Business	233	5,496	—	5,729	0.4%	0.3%	14 Months
All Other loans	—	—	—	—	—%	—%	—
Total	$29,203	$19,098	$13,560	$61,861	0.5%

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty totaled $10.3 million at December 31, 2024. These commitments are not included in the table above.

The following table presents the performance of loans that have been modified during the periods indicated:

	For the Year Ended December 31, 2024
(in thousands)	Current	30-89 days past due	90+ days past due	Total
Commercial Investor R/E	$20,689	$47,617	$2,405	$70,711
Commercial Owner-Occupied R/E	13,225	—	457	13,682
Commercial AD&C	23,718	—	122	23,840
Commercial Business	9,239	797	75	10,111
All Other loans	521	—	—	521
Total	$67,392	$48,414	$3,059	$118,865

	For the Year Ended December 31, 2023
(in thousands)	Current	30-89 days past due	90+ days past due	Total
Commercial Investor R/E	$51,560	$—	$748	$52,308
Commercial Owner-Occupied R/E	2,808	—	—	2,808
Commercial AD&C	327	—	689	1,016
Commercial Business	5,408	88	233	5,729
All Other loans	—	—	—	—
Total	$60,103	$88	$1,670	$61,861

There were three loans with the total outstanding balance of $2.3 million which defaulted (defined as new non-accrual or 90 days past due) during the year ended December 31, 2024 and had been modified in the form of a term extension within the previous 12 months preceding the payment default when the debtor was experiencing financial difficulty at the time of modification. All of these loans were non-accrual, collateral-dependent loans at December 31, 2024, and carried immaterial individual reserves balance.

Other Real Estate Owned
The company had $3.3 million OREO at December 31, 2024 as compared to none at December 31, 2023. There were nine consumer mortgage loans secured by residential real estate property totaling $1.6 million, for which formal foreclosure proceedings were in process as of December 31, 2024.

NOTE 6 – PREMISES AND EQUIPMENT
Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2024	2023
Land	$9,771	$9,771
Buildings and leasehold improvements	70,888	78,210
Equipment	50,007	58,467
Total premises and equipment	130,666	146,448
Less: accumulated depreciation and amortization	(74,668)	(86,958)
Net premises and equipment	$55,998	$59,490

Depreciation and amortization expense for premises and equipment amounted to $7.2 million, $6.1 million, and $6.1 million for each of the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following table provides information regarding the Company's leases as of the dates indicated:

	Year Ended
	2024	2023
Components of lease expense:
Operating lease cost (resulting from lease payments)	$10,225	$10,674

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$11,120	$11,470
ROU assets obtained in the exchange for lease liabilities due to:
New leases	$1,402	$703
Acquisitions	$—	$—

	As of
	December 31, 2024	December 31, 2023
Supplemental balance sheet information related to leases:
Operating lease ROU assets	$37,706	$40,362
Operating lease liabilities	$44,503	$48,058

Other information related to leases:
Weighted average remaining lease term of operating leases	4.9 years	5.6 years
Weighted average discount rate of operating leases	3.83%	3.61%

ROU assets and lease liabilities are recorded in other assets and other liabilities, respectively, in the Condensed Consolidated Statements of Condition. Operating lease cost is recorded in the occupancy expense of premises in the Condensed Consolidated Statements of Income.

As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands)	Amount
Maturity:
One year	$11,091
Two years	10,649
Three years	9,232
Four years	7,749
Five years	5,260
Thereafter	4,989
Total undiscounted lease payments	48,970
Less: Present value discount	(4,467)
Lease Liability	$44,503

The Company had no operating lease that has not yet commenced operations at December 31, 2024. The Company does not have any lease arrangements with any of its related parties as of December 31, 2024.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the net carrying amount of goodwill by segment for the periods indicated:

(In thousands)	Community Banking	Insurance	Investment Management	Total
Balance December 31, 2022	$331,689	$—	$31,747	$363,436
No Activity	—	—	—	—
Balance December 31, 2023	331,689	—	31,747	363,436
Goodwill Impairment Loss	(54,391)	—	—	(54,391)
Balance December 31, 2024	$277,298	$—	$31,747	$309,045

The Company performed a quantitative impairment test of goodwill as of October 1, 2024 and utilized the market information from the Merger Agreement with Atlantic Union. As a result of the quantitative assessment, the Company recorded a goodwill impairment charge of $54.4 million in the fourth quarter of 2024 as the fair value of equity was less than book value. The entire goodwill impairment was allocated to the Community Banking unit based on immaterial size of the Investment Management reporting unit relative to the Consolidated Bancorp for both asset and equity. Refer to Note 1 - Significant Accounting Policies for more detail.

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2024			Weighted	2023			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$29,038	$(23,084)	$5,954	3.9 years	$29,038	$(20,181)	$8,857	5.5 years
Software intangibles	21,954	(5,019)	16,935	4.0 years	10,422	(183)	10,239	4.8 years
Other identifiable intangibles	13,906	(9,336)	4,570	6.9 years	13,906	(7,949)	5,957	7.7 years
Total amortizing intangible assets	$64,898	$(37,439)	$27,459		$53,366	$(28,313)	$25,053
Non-amortizing intangible assets:
Intangible projects in process(1)	3,289	—	3,289		$3,248	$—	$3,248
Total intangible assets	$68,187	$(37,439)	$30,748		$56,614	$(28,313)	$28,301

Goodwill	$309,045		$309,045		$363,436		$363,436
(1) Capitalized costs on internal-use licensed software-related projects that are currently in the development/implementation phase.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2025	$8,310
2026	6,899
2027	5,660
2028	4,342
2029	1,749
Thereafter	499
Total amortizing intangible assets	$27,459

NOTE 9 – DEPOSITS
The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2024	2023
Noninterest-bearing deposits	$2,804,930	$2,914,161
Interest-bearing deposits:
Demand	1,579,463	1,463,679
Money market savings	3,016,096	2,628,918
Regular savings	1,764,598	1,275,225
Time deposits of less than $250,000	1,840,274	2,068,259
Time deposits of $250,000 or more	740,304	646,296
Total interest-bearing deposits	8,940,735	8,082,377
Total deposits	$11,745,665	$10,996,538

Demand deposit overdrafts reclassified as loan balances were $4.6 million and $1.1 million at December 31, 2024 and 2023, respectively. Overdraft charge-offs and recoveries are reflected in the allowance for credit losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2025	$2,186,012
2026	322,656
2027	37,779
2028	27,553
2029	6,578
Thereafter	—
Total time deposits	$2,580,578

The Company's time deposits of less than $250,000 represented 15.7% of total deposits and time deposits of $250,000 or more represented 6.3% of total deposits at December 31, 2024 and are presented by maturity in the following table:

	Months to Maturity
(In thousands)	3 or Less	Over 3 to 6	Over 6 to 12	Over 12	Total
Time deposits - less than $250,000	$707,380	$346,201	$464,896	$321,797	$1,840,274
Time deposits - $250,000 or more	$273,372	$302,695	$91,468	$72,769	$740,304

Interest expense on time deposits of less than $250,000 amounted to $53.5 million, $33.9 million, and $5.0 million and interest expense on time deposits of $250,000 of more amounted to $62.1 million, $64.1 million, and $11.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Deposits received in the ordinary course of business from the directors and officers of the Company and their related interests amounted to $70.2 million and $91.1 million for the years ended December 31, 2024 and 2023, respectively.
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

On November 5, 2019, the Company completed an offering of $175.0 million aggregate principal amount Fixed to Floating Rate Subordinated Notes due in 2029. The notes had a fixed interest rate of 4.25% per year through November 14, 2024. On November 15, 2024, the interest rate became a floating rate equal to three-month SOFR, plus 288 basis points (including a benchmark adjustment of 26 basis points) through the remaining maturity or early redemption date of the notes. The interest was paid in arrears semi-annually during the fixed rate period and is paid quarterly during the floating rate period. The Company incurred $2.9 million of debt issuance costs, which are being amortized through the contractual life of the debt. As of December 31, 2024, the effective variable rate was 7.41%. Under regulatory capital guidelines subordinated debt begins to phase out of Tier 2 capital qualification, on an annual straight-line basis, when there are five years remaining until the subordinated debt matures. This subordinated debt has less than five years but more than four years remaining until it matures, and therefore, as of December 31, 2024, $140 million of the subordinated debt is considered Tier 2 capital under current regulatory guidelines.

The following table provides information on subordinated debentures for the period indicated:

(In thousands)	2024	2023
Fixed to floating rate sub debt, 3.875%	$200,000	$200,000
Fixed to floating rate sub debt, 7.41%	175,000	175,000
Total subordinated debt	375,000	375,000
Less: Debt issuance costs	(3,600)	(4,197)
Long-term borrowings	$371,400	$370,803

Other Borrowings
Information relating to retail repurchase agreements and federal funds purchased is presented in the following table at and for the years ending December 31:

	2024		2023
(Dollars in thousands)	Amount	Rate	Amount	Rate
End of period:
Retail repurchase agreements	$68,911	1.92%	$75,032	2.00%
Federal funds purchased	—	—	—	—
Federal Reserve Bank borrowings	—	—	300,000	4.92
Average for the year:
Retail repurchase agreements	$65,913	2.08%	$63,259	1.45%
Federal funds purchased	16,208	5.53	69,672	5.15
Federal Reserve Bank borrowings	59,016	5.07	201,370	4.94
Maximum month-end balance:
Retail repurchase agreements	$75,101		$78,239
Federal funds purchased	130,000		330,000
Federal Reserve Bank borrowings	300,000		300,000

The Company pledges U.S. Agencies securities, based upon their market values, as collateral for greater than 102.5% of the principal of its retail repurchase agreements.

The Company had no outstanding federal funds purchased at December 31, 2024 or December 31, 2023. The available borrowing federal funds capacity under unsecured lines of credit with correspondent banks was $903.0 million at December 31, 2024 and $1.2 billion at December 31, 2023. During the first quarter of 2024, the Company fully paid off $300.0 million of outstanding borrowings through the Federal Reserve's Bank Term Funding Program.

The Company also had secured lines of credit available from the Federal Reserve and correspondent banks of $772.3 million and $651.3 million at December 31, 2024 and 2023, respectively, collateralized by loans, with no borrowings outstanding at the end of either period.

At December 31, 2024, the Company had the ability to pledge collateral at prevailing market rates under a line of credit with the FHLB of $3.4 billion. FHLB availability based on pledged collateral at December 31, 2024, amounted to $3.2 billion, with $250.0 million outstanding. At December 31, 2023, the Company possessed the ability to extend its lines of credit with the FHLB totaling $3.6 billion based on collateral that was available to be pledged. The availability of FHLB borrowings based on the collateral pledged at December 31, 2023 was $3.1 billion with $550.0 million outstanding borrowings.

Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $1.4 billion, commercial real estate loans amounting to $3.9 billion, home equity lines of credit (“HELOC”) amounting to $228.7 million and multifamily loans amounting to $559.3 million at December 31, 2024 as collateral under the borrowing agreement with the FHLB. At December 31, 2023, the Company had pledged collateral of qualifying mortgage loans of $1.4 billion, commercial real estate loans of $4.0 billion, HELOC loans of $209.2 million and multifamily loans of $538.6 million under the FHLB borrowing agreement.

Advances from the FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2024		2023
(Dollars in thousands)	Amounts	Weighted Average Rate	Amounts	Weighted Average Rate
Maturity:
One year	$150,000	4.16%	$250,000	4.60%
Two years	100,000	4.03	150,000	4.16
Three years	—	—	100,000	4.03
Four years	—	—	50,000	4.08
Five years	—	—	—	—
After five years	—	—	—	—
Total advances from FHLB	$250,000	4.11	$550,000	4.33

NOTE 11 – STOCKHOLDERS’ EQUITY
The Company’s Articles of Incorporation authorize 100,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company maintained an employee stock purchase plan (the “Purchase Plan”) that enabled employees to purchase up to $25,000 of Company common stock each year at a discount. The Purchase Plan, which was initially authorized on July 1, 2011, was amended and restated as of November 18, 2020. As part of the amendment and restatement, an additional 700,000 shares of common stock were reserved to be issued, which is in addition to the 300,000 shares of common stock authorized for purchase under the previous version of the Purchase Plan. Under the Purchase Plan, shares are purchased at 85% of the lower of the fair market value of the common stock on the offering date or the purchase date, as defined in the Purchase Plan. Contributions are made through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors. In accordance with the terms of the Merger Agreement, the Company terminated the Purchase Plan as of October 31, 2024.

On March 30, 2022, the Company's board of directors authorized a stock repurchase plan that permits the repurchase of up to $50.0 million of the Company's common stock. During 2022, the Company repurchased and retired 625,710 common shares at an average price of $39.93 per share for the total cost of $25.0 million. The Company did not repurchase any shares of its common stock during the years ended December 31, 2024 and December 31, 2023. Under the current authorization, common stock with a total value of up to $25.0 million remains available to be repurchased.

The Company has a dividend reinvestment plan that is sponsored and administered by Computershare as independent agent, which enables current shareholders as well as first-time buyers to purchase and sell common stock of Sandy Spring Bancorp, Inc. directly through Computershare. Participants may reinvest cash dividends and make periodic supplemental cash payments to purchase additional shares.

Bank and bank holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restrictions on extensions of credit and transfers of assets between the Bank and Bancorp. At December 31, 2024, the Bank could have paid additional dividends of $153.8 million to its parent company without regulatory approval. There were no loans outstanding between the Bank and Bancorp at December 31, 2024 and 2023, respectively.

NOTE 12 – SHARE BASED COMPENSATION
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

The 2024 Plan authorizes the issuance of up to 700,000 shares of common stock, subject to adjustment, has a term of 10 years, and is administered by the Compensation Committee of the Board of Directors. There were 509,706 shares available for issuance under the 2024 Plan at December 31, 2024.

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

The Company stopped granting stock options in 2019. There was no unrecognized compensation cost related to stock options at December 31, 2024. The intrinsic value for the stock options exercised was $0.2 million, $0.7 million, and $0.3 million in the years ended December 31, 2024, 2023 and 2022, respectively.

All stock compensation expense is recognized on a straight-line basis over the vesting period of the respective restricted stock, restricted stock unit grants or performance share units. Compensation expense associated with PRSUs is variable in nature based on the probability of achieving specific criteria. Compensation expense of $9.0 million, $7.6 million, and $7.9 million was recognized for the years ended December 31, 2024, 2023 and 2022, respectively, related to RSAs, RSUs and PRSUs. The total of unrecognized compensation cost related to RSAs, RSUs and PRSUs was approximately $6.1 million at December 31, 2024. That cost is expected to be recognized over a weighted average period of approximately 2.14 years.

During the year ended December 31, 2024, the Company granted 344,748 RSUs and PRSUs, of which 87,846 were PRSUs subject to achievement of certain performance conditions measured over a three-year performance period and 256,902 were RSUs subject to a three-year vesting schedule. In order to mitigate potential adverse tax consequences of merger-related compensation on the Company and certain of its executive officers, the Company cancelled the PRSUs grated in 2023 and 2024 and reissued the shares as RSAs with time-based vesting that otherwise vest on the same terms and conditions as those applicable to the cancelled PRSUs. In addition, the Company accelerated into 2024 the grant of certain equity awards that would otherwise be made in 2025. The Company granted total of 167,436 RSAs in connection with these actions, all of which required the recipient to make an election under Section 83(b) of the Internal Revenue Code to be taxed currently on the fair market value of the grant.

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

(In dollars, except share data):	Number of Common Shares	Weighted Average Grant-Date Fair Value
Restricted stock at January 1, 2024	458,929	$32.90
Granted	512,184	$20.83
Vested	(281,443)	$30.30
Forfeited/ cancelled	(125,811)	$24.63
Restricted stock at December 31, 2024	563,859	$25.37

A summary of share option activity for the period indicated is reflected in the following table:

	Number of Common Shares	Weighted Average Exercise Share Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2024	80,195	$19.07	1.2 years	$621
Granted	—	$—
Exercised	(11,950)	$10.96		$186
Forfeited	—	$—
Expired	(7,411)	$41.75
Balance at December 31, 2024	60,834	$17.89	0.5 years	$1,251

Exercisable at December 31, 2024	60,834	$17.89	0.5 years	$1,251

NOTE 13 – PENSION, PROFIT SHARING, AND OTHER EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plan

Prior to September 30, 2023, the Company maintained a qualified noncontributory, defined benefit pension plan (the “Plan”).

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

The Pension Plan’s funded status at December 31 is as follows:

(In thousands)	2024	2023
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$—	$35,539
Interest cost	—	1,021
Actuarial (gain)/ loss	—	(1,726)
Benefit payments	—	(1,102)
Increase/ (decrease) related to change in assumptions	—	—
Annuity Purchase	—	(33,732)
Projected obligation at December 31	—	—
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	—	32,287
Actual return on plan assets	—	1,197
Employer contributions	—	1,350
Benefit payments	—	(1,102)
Annuity Purchase	—	(33,732)
Fair value of plan assets at December 31	$—	$—

Funded status at December 31	$—	$—

Accumulated benefit obligation at December 31	$—	$—

Unrecognized net actuarial loss	$—	$—
Net periodic pension cost not yet recognized	$—	$—

Weighted average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2024	2023	2022
Discount rate	N/A	N/A	5.10%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2024	2023	2022
Interest cost on projected benefit obligation	$—	$1,021	$1,301
Expected return on plan assets	—	(870)	(1,410)
Recognized net actuarial loss	—	526	783
Settlement charge	—	8,157	—
Other	—	113	—
Net periodic benefit cost	$—	$8,947	$674

Components of the net periodic benefit cost are recorded in salaries and employee benefits expense in the Consolidated Statement of Income.

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2024	2023	2022
Discount rate	N/A	5.10%	2.80%
Expected return on plan assets	N/A	5.25%	3.75%
Rate of compensation increase	N/A	N/A	N/A

Sandy Spring Bank 401(k) Plan
The Sandy Spring Bank 401(k) Plan (“the 401(k)”) is voluntary and covers all eligible employees after 90 days of service. The 401(k) provides that employees contributing to the 401(k) receive a matching contribution of 100% of the first 4% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company matching contribution vests immediately. The 401(k) permits employees to purchase shares of the Company’s common stock with their 401(k) contributions, Company match, and other contributions under the 401(k). The Company’s matching contribution to the 401(k), which is included in salaries and employee benefits in non-interest expenses in the Consolidated Statements of Income, totaled $6.0 million, $6.3 million, and $5.9 million in 2024, 2023 and 2022, respectively.

Deferred Compensation Plans
The Executive Incentive Retirement Plan ("Executive Plan") is a non-qualified deferred compensation plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance determined annually by the board of directors. The Company ceased making contributions to the Executive Plan after adoption of the Non-Qualified Deferred Compensation Plan (“NQDC Plan”) in late 2021. The NQDC Plan provides participants with the option to defer receipt of a portion of their base salary and annual cash incentives. Participant contributions are fully vested at all times. At its sole discretion, the Company may credit participant accounts with company contributions. In 2024, executive officers were selected by the board of directors for contributions to be made to their plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. Benefit costs related to the Executive Plan and NQDC Plan included in salaries and employee benefits in non-interest expenses in the Consolidated Statements of Income for 2024, 2023 and 2022 were $0.4 million, $0.4 million, and $0.7 million, respectively.

NOTE 14 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE
Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2024	2023	2022
Letter of credit fees	$965	$676	$721
Extension fees	2,656	1,875	955
Swap fee income	443	305	524
Prepayment penalty fees	968	914	1,807
Other income	5,588	4,713	4,687
Total other non-interest income	$10,620	$8,483	$8,694

(In thousands)	2024	2023	2022
Postage and delivery	$1,920	$2,009	$2,040
Communications	2,421	2,348	2,332
Mortgage processing expense, net	896	1,070	1,048
Online services	3,794	3,653	2,763
Franchise taxes	2,123	2,285	1,974
Insurance	2,069	2,067	1,921
Card transaction expense	1,325	1,222	1,196
Office supplies	853	1,080	1,013
Contingent payment expense	—	36	1,247
Other expenses	14,810	15,684	12,982
Total other non-interest expense	$30,211	$31,454	$28,516

NOTE 15 – INCOME TAXES
The following table provides the components of income tax expense for the years ended December 31:

(In thousands)	2024	2023	2022
Current income taxes:
Federal	$21,883	$27,178	$48,920
State	7,569	8,223	16,630
Total current	29,452	35,401	65,550
Deferred income taxes:
Federal	(103)	4,357	(7,214)
State	(323)	1,533	(2,277)
Total deferred	(426)	5,890	(9,491)
Total income tax expense	$29,026	$41,291	$56,059

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2020     are open to examination.

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:

(In thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$34,241	$30,663
Lease liability	11,412	12,262
Employee benefits	6,686	6,115
Deferred loan fees and costs	1,500	2,222
Equity based compensation	1,322	2,401
Unrealized losses on investments available-for-sale	31,673	33,087
Loan and deposit premium/discount	—	139
Reserve for recourse loans and unfunded commitments	424	1,225
Net operating loss carryforward	5,431	4,195
Other	81	157
Gross deferred tax assets	92,770	92,466
Valuation allowance	(5,431)	(4,195)
Net deferred tax asset	87,339	88,271

Deferred tax liabilities:
Right of use asset	(9,663)	(10,292)
Depreciation	(5,565)	(4,559)
Intangible assets	(1,768)	(2,128)
Bond accretion	(626)	(542)
Fair value acquisition adjustments	(583)	(609)
Loan and deposit premium/discount	(20)	—
Other	(446)	(486)
Gross deferred tax liabilities	(18,671)	(18,616)
Net deferred tax asset	$68,668	$69,655

The Company has approximately $46.4 million of state net operating loss carryover which begins to expire in 2032 and $36.9 million of state carryforward of disallowed net business excess interest expense. The Company believes that it is more likely than not that the future benefit from the state net operating loss and disallowed net business excess interest expense carryover will not be realized. As such, there is a valuation allowance on the deferred tax assets of the jurisdictions in which those net operating losses and disallowed net business excess interest expense relate.

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2024		2023		2022
	Amount	Percentage of Pre-Tax Income	Amount	Percentage of Pre-Tax Income	Amount	Percentage of Pre-Tax Income
Income tax expense at federal statutory rate	$10,282	21.0%	$34,469	21.0%	$46,696	21.0%
Increase/ (decrease) resulting from:
Tax exempt income, net	(159)	(0.3)	(919)	(0.6)	(1,909)	(0.9)
Bank-owned life insurance	(1,472)	(3.0)	(802)	(0.5)	(662)	(0.3)
State income taxes, net of federal income tax benefits	5,724	11.7	7,707	4.7	11,339	5.1
Goodwill impairment	11,422	23.3	—	—	—	—
Nondeductible merger and acquisition expense	756	1.5	—	—	—	—
Nondeductible executive compensation	1,076	2.2	112	0.1	531	0.2
Other, net	1,397	2.9	724	0.5	64	0.1
Total income tax expense and rate	$29,026	59.3%	$41,291	25.2%	$56,059	25.2%

The Inflation Reduction Act of 2022 was signed into law includes climate and energy provisions, introduces a 15% corporate alternative minimum tax ("CAMT") on corporations whose average annual adjusted financial statement income exceeds $1 billion, and a 1% excise tax on stock repurchases made by publicly traded US corporations. The provisions above generally are effective for tax years beginning after December 31, 2022. These provisions did not have a material impact on the Company's income taxes for 2022.

NOTE 16 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2024	2023	2022
Net income	$19,935	$122,844	$166,299
Less: Distributed and undistributed earnings allocated to participating securities	(33)	(223)	(681)
Net income attributable to common shareholders	$19,902	$122,621	$165,618

Total weighted average outstanding shares	45,094	44,907	45,049
Less: Weighted average participating securities	(26)	(81)	(186)
Basic weighted average common shares	45,068	44,825	44,863
Dilutive weighted average common stock equivalents	159	122	176
Diluted weighted average common shares	45,227	44,947	45,039

Basic net income per common share	$0.44	$2.74	$3.69
Diluted net income per common share	$0.44	$2.73	$3.68

Anti-dilutive shares	31	22	9

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

The following table presents the activity in net accumulated other comprehensive income/ (loss) for the periods indicated:

(In thousands)	Unrealized Gains/ (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at January 1, 2022	$(336)	$(8,203)	$—	$(8,539)
Period change, net of tax	(113,177)	201	(10,436)	(123,412)
Balance at December 31, 2022	(113,513)	(8,002)	(10,436)	(131,951)
Period change, net of tax	25,344	8,002	1,274	34,620
Balance at December 31, 2023	(88,169)	—	(9,162)	(97,331)
Period change, net of tax	3,554	—	1,130	4,684
Balance at December 31, 2024	$(84,615)	$—	$(8,032)	$(92,647)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income/ (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Unrealized gains/ (losses) on investments available-for-sale:
Affected line item in the Consolidated Statements of Income:
Investment securities gains/ (losses)	$—	$—	$(345)
Income before taxes	—	—	(345)
Tax (expense)/ benefit	—	—	88
Net income/ (loss)	$—	$—	$(257)

Amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity:
Affected line item in the Consolidated Statements of Income:
Interest and dividends on investment securities (1)	$(1,498)	$(1,726)	$(2,245)
Income before taxes	(1,498)	(1,726)	(2,245)
Tax benefit	368	452	598
Net loss	$(1,130)	$(1,274)	$(1,647)

Amortization of defined benefit pension plan items:
Affected line item in the Consolidated Statements of Income:
Recognized actuarial loss (2)	$—	$(526)	$(783)
Settlement charge (2)	—	(8,157)	—
Income before taxes	—	(8,683)	(783)
Tax benefit	—	2,212	199
Net loss	$—	$(6,471)	$(584)
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

A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2024
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$279,449	$15,364	4.4 years	6.47%	4.03%
Pay variable/receive fixed swaps	279,449	(15,364)	4.4 years	4.03%	6.47%
Total swaps	$558,898	$—	4.4 years	5.25%	5.25%

	2023
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$247,875	$15,867	5.5 years	7.29%	4.01%
Pay variable/receive fixed swaps	247,875	(15,867)	5.5 years	4.01%	7.29%
Total swaps	$495,750	$—	5.5 years	5.65%	5.65%

The table below presents the notional amounts and fair values of the Company’s mortgage banking derivative financial instruments as of December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
(In thousands)	Notional	Asset	Liability	Notional	Asset	Liability
Mortgage Banking Derivatives:
Interest Rate Lock Commitments	11,237	177	—	16,608	358	—
Forward TBA Contracts	14,500	92	—	11,750	—	102
Total Mortgage Banking Derivatives	$25,737	$269	$—	$28,358	$358	$102

Effect of Derivatives on the Income Statement
The table below presents the changes in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the Consolidated Statements of Income for the years ended December 31, 2024 and 2023, respectively.

(In thousands)	Location of Gain/(Loss)	2024	2023	2022
Interest rate lock commitments	Mortgage banking activities	$(182)	$49	$(823)
Forward TBA contracts	Mortgage banking activities	194	(361)	108
Total		$12	$(312)	$(715)

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

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2024	2023
Commercial real estate development and construction	$336,837	$572,540
Residential real estate-development and construction	610,428	713,903
Real estate-residential mortgage	11,237	16,608
Lines of credit, principally home equity and business lines	2,330,736	2,405,150
Standby letters of credit	95,231	71,817
Total commitments to extend credit and available credit lines	$3,384,469	$3,780,018

As of December 31, 2024, the total reserve for unfunded commitments was $1.3 million as compared to $4.4 million at December 31, 2023, and is accounted for in other liabilities in the Consolidated Statements of Financial Condition. See Note 1 for more information on the accounting policy for the allowance for unfunded commitments.

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

	2024
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale (1)	$—	$22,757	$—	$22,757
Available-for-sale debt securities:
U.S. government agencies	—	82,314	—	82,314
State and municipal	—	234,934	—	234,934
Mortgage-backed and asset-backed	—	823,535	—	823,535
Total available-for-sale debt securities	—	1,140,783	—	1,140,783
Interest rate swap agreements	—	15,361	—	15,361
Total assets	$—	$1,178,901	$—	$1,178,901

Liabilities
Interest rate swap agreements	$—	$(15,361)	$—	$(15,361)
Total liabilities	$—	$(15,361)	$—	$(15,361)

(1)The outstanding principal balance for residential loans held for sale as of December 31, 2024 was $16.6 million.

	2023
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale (1)	$—	$10,836	$—	$10,836
Investments available-for-sale:
U.S. government agencies	—	96,927	—	96,927
State and municipal	—	268,214	—	268,214
Mortgage-backed and asset-backed	—	737,540	—	737,540
Total available-for-sale securities	—	1,102,681	—	1,102,681
Interest rate swap agreements	—	15,867	—	15,867
Total assets	$—	$1,129,384	$—	$1,129,384

Liabilities
Interest rate swap agreements	$—	$(15,867)	$—	$(15,867)
Total liabilities	$—	$(15,867)	$—	$(15,867)

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

	2024
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Loans (1)	$—	$—	$—	$—	$—
Other real estate owned	—	—	$3,265	$3,265	$—
Total	$—	$—	$3,265	$3,265	$—
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

At December 31, 2024, loans totaling $117.0 million were written down to fair value of $79.4 million as a result of individual credit loss allowances of $37.5 million associated with the collateral dependent non-accrual loans which was included in the allowance for credit losses. Loans totaling $88.2 million were written down to fair value of $64.2 million at December 31, 2023 as a result of individual credit loss allowances of $24.0 million associated with the collateral dependent non-accrual loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:

			Fair Value Measurements
	2024		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$518,963	$518,963	$518,963	$—	$—
Residential mortgage loans held for sale	22,757	22,757	—	22,757	—
SBA loans held for sale	715	763	—	763	—
Available-for-sale debt securities	1,140,783	1,140,783	—	1,140,783	—
Held-to-maturity debt securities	215,747	177,854	—	177,854	—
Other investments	61,714	61,714	—	61,714	—
Loans, net of allowance	11,403,565	10,685,700	—	—	10,685,700
Interest rate swap agreements	15,361	15,361	—	15,361	—
Accrued interest receivable	45,627	45,627	45,627	—	—
Bank owned life insurance	167,343	167,343	—	167,343	—

Financial liabilities:
Time deposits	$2,580,578	$2,578,132	$—	$2,578,132	$—
Other deposits	9,165,087	9,165,087	9,165,087	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	68,911	68,911	—	68,911	—
Advances from FHLB	250,000	248,749	—	248,749	—
Subordinated debt	371,400	395,176	—	—	395,176
Interest rate swap agreements	15,361	15,361	—	15,361	—
Accrued interest payable	16,569	16,569	16,569	—	—

			Fair Value Measurements
	2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$545,898	$545,898	$545,898	$—	$—
Residential mortgage loans held for sale	10,836	10,836	—	10,836	—
Investments available-for-sale	1,102,681	1,102,681	—	1,102,681	—
Held-to-maturity debt securities	236,165	200,411	—	200,411	—
Other investments	75,607	75,607	—	75,607	—
Loans, net of allowance	11,246,124	10,476,059	—	—	10,476,059
Interest rate swap agreements	15,867	15,867	—	15,867	—
Accrued interest receivable	46,583	46,583	46,583	—	—
Bank owned life insurance	158,921	158,921	—	158,921	—

Financial liabilities:
Time deposits	$2,714,555	$2,704,013	$—	$2,704,013	$—
Other deposits	8,281,983	8,281,983	8,281,983	—	—
Securities sold under retail repurchase agreements and
federal funds purchased	375,032	375,032	—	375,032	—
Advances from FHLB	550,000	547,271	—	547,271	—
Subordinated debt	370,803	348,185	—	—	348,185
Interest rate swap agreements	15,867	15,867	—	15,867	—
Accrued interest payable	30,367	30,367	30,367	—	—

NOTE 22 – PARENT COMPANY FINANCIAL INFORMATION
Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statements of Condition

	December 31,
(In thousands)	2024	2023
Assets:
Cash and cash equivalents	$99,664	$125,165
Other investments	568	568
Investment in subsidiary	1,828,350	1,831,553
Goodwill	1,292	1,292
Other assets	3,095	3,451
Total assets	$1,932,969	$1,962,029

Liabilities:
Subordinated debt	$371,400	$370,803
Accrued expenses and other liabilities	3,557	3,084
Total liabilities	374,957	373,887
Stockholders’ Equity:
Common stock	45,140	44,914
Additional paid in capital	748,905	742,243
Retained earnings	856,613	898,316
Accumulated other comprehensive loss	(92,647)	(97,331)
Total stockholders’ equity	1,558,011	1,588,142
Total liabilities and stockholders’ equity	$1,932,969	$1,962,029

Statements of Income

	Year Ended December 31,
(In thousands)	2024	2023	2022
Income:
Cash dividends from subsidiary	$47,430	$113,770	$65,410
Other income	5,699	3,204	494
Total income	53,129	116,974	65,904
Expenses:
Interest	16,455	15,785	14,055
Other expenses	2,595	2,941	1,750
Total expenses	19,050	18,726	15,805
Income before income taxes and equity in undistributed income of subsidiary	34,079	98,248	50,099
Income tax benefit	(2,785)	(3,226)	(3,175)
Income before equity in undistributed income of subsidiary	36,864	101,474	53,274
Equity in undistributed income of subsidiary	(16,929)	21,370	113,025
Net income	$19,935	$122,844	$166,299

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$19,935	$122,844	$166,299
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	16,929	(21,370)	(113,025)
Share based compensation expense	9,044	7,631	7,887
Other-net	(7,617)	(7,300)	(9,760)
Net cash provided by operating activities	38,291	101,805	51,401
Cash Flows from Investing Activities:
Investment in subsidiary	—	—	(150,000)
Net cash provided by/ (used in) investing activities	—	—	(150,000)
Cash Flows from Financing Activities:
Proceeds from issuance of subordinated debt	—	—	200,000
Proceeds from issuance of common stock	1,359	2,417	2,192
Stock tendered for payment of withholding taxes	(3,513)	(1,821)	(2,353)
Repurchase of common stock	—	—	(24,987)
Dividends paid	(61,638)	(61,159)	(61,368)
Net cash provided by/ (used in) financing activities	(63,792)	(60,563)	113,484
Net increase/ (decrease) in cash and cash equivalents	(25,501)	41,242	14,885
Cash and cash equivalents at beginning of year	125,165	83,923	69,038
Cash and cash equivalents at end of year	$99,664	$125,165	$83,923

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2024 and 2023, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2024, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Tier 1 Leverage:
Company	$1,317,776	9.39%	$561,204	4.00%	N/A	N/A
Sandy Spring Bank	$1,589,407	11.33%	$561,077	4.00%	$701,347	5.00%
Common Equity Tier 1 Capital to risk-
weighted assets:
Company	$1,317,776	11.36%	$522,147	4.50%	N/A	N/A
Sandy Spring Bank	$1,589,407	13.70%	$521,980	4.50%	$753,971	6.50%
Tier 1 Capital to risk-weighted assets:
Company	$1,317,776	11.36%	$696,196	6.00%	N/A	N/A
Sandy Spring Bank	$1,589,407	13.70%	$695,973	6.00%	$927,964	8.00%
Total Capital to risk-weighted assets:
Company	$1,784,263	15.38%	$928,262	8.00%	N/A	N/A
Sandy Spring Bank	$1,715,894	14.79%	$927,964	8.00%	$1,159,956	10.00%

As of December 31, 2023
Tier 1 Leverage:
Company	$1,303,684	9.51%	$548,345	4.00%	N/A	N/A
Sandy Spring Bank	$1,548,387	11.30%	$548,198	4.00%	$685,247	5.00%
Common Equity Tier 1 Capital to risk-
weighted assets:
Company	$1,303,684	10.90%	$538,445	4.50%	N/A	N/A
Sandy Spring Bank	$1,548,387	12.95%	$538,227	4.50%	$777,440	6.50%
Tier 1 Capital to risk-weighted assets:
Company	$1,303,684	10.90%	$717,926	6.00%	N/A	N/A
Sandy Spring Bank	$1,548,387	12.95%	$717,637	6.00%	$956,849	8.00%
Total Capital to risk-weighted assets:
Company	$1,785,347	14.92%	$957,235	8.00%	N/A	N/A
Sandy Spring Bank	$1,655,050	13.84%	$956,849	8.00%	$1,196,061	10.00%
NOTE 24 – SUBSEQUENT EVENT
On February 5, 2025, the Company and Atlantic Union issued a joint press release announcing that the Company’s stockholders and Atlantic Union’s shareholders have approved the previously announced merger agreement at their respective special meetings. The parties also announced that they have received the necessary bank regulatory approvals to complete the merger agreement. The Company and Atlantic Union expect to complete the merger on or about April 1, 2025, subject to the satisfaction or waiver of customary closing conditions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2024 Changes In Internal Controls Over Financial Reporting
No change occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures
As required by Securities and Exchange Commission rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2024. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s annual report on internal control over financial reporting is located on page 70 of this report.

Item 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information required herein is incorporated by reference to our definitive proxy statement or in an amendment to this Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

This information required herein is incorporated by reference to our definitive proxy statement or in an amendment to this Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information required herein is incorporated by reference to our definitive proxy statement or in an amendment to this Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information required herein is incorporated by reference to our definitive proxy statement or in an amendment to this Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information required herein is incorporated by reference to our definitive proxy statement or in an amendment to this Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Statements of Condition at December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements
Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger dated as of October 21, 2024, between Atlantic Union Bankshares Corporation and Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 21, 2024, SEC File No. 0-19065
3.1.1	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended	Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065
3.1.2	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
3.1.3	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 2, 2018, SEC File No. 0-19065
3.2	Bylaws of Sandy Spring Bancorp, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 16, 2022, SEC File No. 0-19065
4.1	Description of Common Stock	Incorporated by reference to Exhibit 4.1.1 to Form 10-K for the year ended December 31, 2019, SEC File No. 0-19065
4.2.1	Subordinated Indenture, dated as of November 5, 2019, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2019, SEC File No. 0-19065
4.2.2	First Supplemental Indenture, dated as of November 5, 2019, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2019, SEC File No. 0-19065
4.2.3	Subordinated Indenture, dated as of March 18, 2022, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 18, 2022, SEC File No. 0-19065
4.2.4	First Supplemental Indenture, dated as of March 18, 2022, between Sandy Spring Bancorp, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 18, 2022, SEC File No. 0-19065

Other instruments defining the rights of holders of long-term debt securities of Sandy Spring Bancorp, Inc. and its subsidiaries are omitted in accordance with Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Sandy Spring Bancorp, Inc. agrees to furnish copies of these instruments to the SEC upon request.

10.1.1*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065
10.1.2*	Form of Amendment to Directors’ Fee Deferral Agreement	Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065
10.2*	Sandy Spring Bank Directors’ Deferred Fee Plan	Incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 2016, SEC File No. 0-19065
10.3*	Sandy Spring Bank Executive Incentive Retirement Plan	Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2020, SEC File No. 0-19065
10.4*	Sandy Spring Bancorp, Inc. Employee Stock Purchase Plan, as Amended and Restated	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on October 7, 2020, SEC File No. 0-19065
10.5*	Sandy Spring Bancorp, Inc. 2015 Omnibus Incentive Plan	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on March 31, 2015, SEC File No. 0-19065
10.6*	Form of Sandy Spring Bank Split Dollar Life Insurance Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 27, 2021, SEC File No. 0-19065
10.7*	Sandy Spring Bank Non-Qualified Deferred Compensation Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 28, 2021, SEC File No. 0-19065
10.8*	Sandy Spring Bancorp, Inc. Executive Severance Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 16, 2022, SEC File No. 0-19065
10.9*	Sandy Spring Bancorp, Inc. Annual Incentive Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 26, 2023, SEC File No. 0-19065
10.10*	Sandy Spring Bancorp, Inc. 2024 Equity Plan	Incorporated by reference to Appendix B of the Definitive Proxy Statement filed on April 10, 2024, SEC File No. 0-19065
10.11*	Form of Acceleration and Clawback Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 2, 2025, SEC File No. 0-19065
19	Insider Trading Policy	Filed herewith
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31(a)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
31(b)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32(a)	18 U.S.C. Section 1350 Certification	Filed herewith
32(b)	18 U.S.C. Section 1350 Certification	Filed herewith

97	Clawback Policy	Incorporated by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023, SEC File No. 0-19065
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(b) of this Report.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer
	Date:	February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 20, 2025.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Daniel J. Schrider	/s/ Charles S. Cullum
Daniel J. Schrider	Charles S. Cullum
Chair, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ Ralph F. Boyd	Director
Ralph F. Boyd

/s/ Kenneth C. Cook	Director
Kenneth C. Cook

/s/ Mark E. Friis	Director
Mark E. Friis

/s/ Brian J. Lemek	Director
Brian J. Lemek

/s/ Pamela A. Little	Director
Pamela A. Little

/s/ Mark C. Michael	Director
Mark C. Michael

/s/ Mark C. Micklem	Director
Mark C. Micklem

/s/ Christina B. O'Meara	Director
Christina B. O'Meara

/s/ Robert L. Orndorff	Director
Robert L. Orndorff

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Mona Abutaleb Stephenson	Director
Mona Abutaleb Stephenson