Form 10-K/A
period 2024-12-31
SANDY SPRING BANCORP INC
filed 2025-03-27
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion, based on the closing sales price of $24.36 per share of the registrant's Common Stock on June 30, 2024.

The number of outstanding shares of common stock outstanding as of February 18, 2025.
Common stock, $1.00 par value – 45,140,417 shares

-----------------------------------
*The registrant is required to file reports pursuant to Section 13 of the Act.

Explanatory Note

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to Sandy Spring Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2025 (the “Form 10-K”). This Amendment updates Part III (Items 10-14) to contain information that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition to the changes to Part III to provide the omitted information, this Amendment amends Item 15 of Part IV to include certain exhibits in the exhibit index. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith have been omitted. The cover page of the Form 10-K is also amended to delete the reference to incorporation by reference with respect to Part III information. This Amendment makes no other changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

On October 21, 2024, Sandy Spring Bancorp, Inc. and Atlantic Union Bankshares Corporation (“AUB”) announced the execution of a definitive Agreement and Plan of Merger, dated as of October 21, 2024 (the “Merger Agreement”), pursuant to which AUB will acquire the Company in an all-stock transaction. Shareholders of the Company and AUB approved the Merger Agreement and the transactions contemplated thereby at meetings held on February 5, 2025. The transaction has received the approval of the Federal Reserve Bank of Richmond, acting on delegated authority from the Board of Governors of the Federal Reserve System, the Virginia Bureau of Financial Institutions, and the Maryland Office of Financial Regulation and is expected to close on April 1, 2025. The Company does not anticipate holding a 2025 annual meeting or filing a corresponding definitive proxy statement.

As used in this Amendment, the terms the “Company,” “we,” “our” and “us” refer to Sandy Spring Bancorp, Inc. and the “Bank” refers to Sandy Spring Bank, a wholly-owned subsidiary of the Company. Other terms used but not defined herein are as defined in the Form 10-K.

As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part IV, Item 15.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth the executive officers of the Company as of December 31, 2024 (ages as of December 31, 2024):

Executive Officer	Recent Work Experience	Years of Service	Age
Daniel J. Schrider President and Chief Executive Officer	President since March 2008 and Chief Executive Officer since January 2009.	35	60
Charles S. Cullum Executive Vice President and Chief Financial Officer	Chief Financial Officer since May 2024.Previously Division Executive and Treasurer from July 2022 to May 2024 and Corporate Strategist and Director of Financial Planning and Analysis prior to July 2022.	18	40
R. Louis Caceres Executive Vice President and Chief Wealth Officer	Chief Wealth Officer since 2002.	25	62
Gary J. Fernandes Executive Vice President and Chief Human Resources Officer	Chief Human Resources Officer since May 2021. Previously, Director of Human Resources.	9	56
Aaron M. Kaslow Executive Vice President, General Counsel and Chief Administration Officer	General Counsel since July 2019 and Chief Administrative Officer since May 2022.	5	60
Ronda M. McDowell Executive Vice President and Chief Operations Officer	Chief Operations Officer since May 2021. Previously Chief Credit Officer since November 2013.	28	60
Lynne Pulford Executive Vice President and Chief Consumer Banking Officer	Executive Vice President and Chief Consumer Banking Officer since July 2023. Previously President of Sandy Spring Bank Mortgage.	37	62
Joseph J. O'Brien, Jr. Executive Vice President and Chief Banking Officer	Chief Banking Officer since 2021. Previously Executive Vice President for Commercial and Retail Banking since January 2011.	17	61
John D. Sadowski Executive Vice President and Chief Information Officer	Chief Information Officer since March 2009.	15	61
Kevin Slane Executive Vice President and Chief Risk Officer	Chief Risk Officer since May 2018.	6	64

Directors

The directors of the Company as of December 31, 2024 were as follows (ages as of December 31, 2024):

Class III directors with terms expiring at the 2025 annual meeting of shareholders.

Mona Abutaleb Stephenson, age 62, has been a director since 2015. She is a member of the Compensation and Risk Committees. Ms. Abutaleb has been the Chief Executive Officer of Medical Technology Solutions, LLC, a provider of technology solutions for the healthcare industry, since December 2019. From 2013 to 2018, Ms. Abutaleb was the Chief Executive Officer of mindSHIFT Technologies, Inc., an IT outsourcing/managed services and cloud services provider, which was acquired by Ricoh Company, Ltd. in 2014. From 2006 to 2013, Ms. Abutaleb served as President and Chief Operating Officer of mindSHIFT. Ms. Abutaleb also served as Senior Vice President, Ricoh USA from 2015 to 2017 and Executive Vice President of Ricoh Global Services from 2017 to 2018. Ms. Abutaleb is also on the board of directors of Pentair plc (NYSE: PNR).

Kenneth C. Cook, age 64, has been a director since 2023. He is a member of the Risk Committee. Mr. Cook retired in February 2023 as Executive Vice President and President of Commercial Banking for Sandy Spring Bank. Previously, Mr. Cook was Co-CEO of

Revere Bank from 2010 to April 2020 when Revere Bank was acquired by Sandy Spring Bank. Prior to that time, he served as Regional President, Suburban Washington for PNC Bank from 2007 to 2010 and as President and CEO of Mercantile Potomac Bank from 1994 to 2007.

Mark C. Micklem, age 66 , has been a director since 2019. He is the Chair of the Audit Committee and a member of the Executive Committee. Mr. Micklem retired from Robert W. Baird & Co. Incorporated in 2018 where he was a Managing Director and Head of Financial Services Investment Banking for 12 years. While at Baird, Mr. Micklem focused on providing capital financing and merger and acquisition advisory services to banks and other financial services companies. Prior to joining Baird, Mr. Micklem was head of the Financial Services Investment Banking Group at Legg Mason for 10 of his 21 years there. During his career, Mr. Micklem completed more than 250 financing and M&A advisory engagements for financial services companies.

Christina B. O’Meara, age 71, has been a director since 2020. She is a member of the Compensation Committee. Ms. O’Meara is president and founder of O’Meara Properties, a real estate brokerage, development, and management firm. She has extensive experience with commercial property and is a licensed real estate broker. Ms. O’Meara is an owner of Reliable Contracting Company and an officer of related companies. She is a former Legislation Committee chair for the Anne Arundel County Association of Realtors and a past land use chair for the Anne Arundel Trade Council. Ms. O’Meara is active in the global community to support education and basic needs for children. She currently serves as a director of Kaleidoscope Child Foundation.

Class II directors with terms expiring at the 2026 annual meeting of shareholders.

Mark E. Friis, age 69, has been a director since 2005. He is the Chair of the Risk Committee and a member of the Executive Committee. Mr. Friis is currently the Chair of Rodgers Consulting, Inc., having previously served as the privately held firm’s President and CEO from 2001-2016. Headquartered in Germantown, Maryland, Rodgers Consulting is a recognized market leading land development planning and civil engineering firm, specializing in residential, commercial and mixed-use community design, development entitlements, and site engineering for developers, builders, institutions and corporations in the suburban Maryland region. Mr. Friis holds an undergraduate degree from the University of Maryland and a graduate degree from Hood College, where he has been awarded status as Trustee Emeritus. Now semi-retired, Mr. Friis devotes much of his time and resources to philanthropic efforts focused on education, affordable housing, critical human services, and the arts.

Brian J. Lemek, age 61, has been a director since 2020. He is a member of the Audit and Compensation Committees. Mr. Lemek is the founder and owner of Lemek, LLC, the franchisee for Panera Bread bakery-cafes in the state of Maryland. Lemek, LLC currently owns and operates over 60 locations. In 2010, Mr. Lemek founded Lemek Slower Lower LLC, which owns eight Panera Bread Cafes in Southern New Jersey and Delaware. Mr. Lemek currently serves on the board of trustees of his alma mater, Saint Ambrose University in Davenport, Iowa, where he chairs the Building & Grounds Committee.

Pamela A. Little, age 70, has been a director since 2005. She is a member of the Audit and Nominating and Governance Committees.
Ms. Little provides consulting and professional services to firms in the government contracting sector. Previously, from 2018-2023, Ms. Little served as the Chief Financial Officer of Nathan, Inc., a private international economic and analytics consulting firm that works with government and commercial clients around the globe. From 2014 to 2018, she was the Executive Vice President and Chief Financial Officer of Modern Technology Solutions Inc., an employee-owned government contractor, for which she remains on the board of directors. Ms. Little has over 35 years of experience working with companies ranging from privately held start-up firms to large, publicly traded government contracting firms. Ms. Little also serves on the board of Excella, a management and technology consulting firm in Northern Virginia, and is a Trustee of Norwich University.

Craig A. Rupert, age 71, has been a director since 2002. He is the chair of the Nominating and Governance Committee and a member of the Audit and Executive Committees. In 2023, Mr. Ruppert transitioned from the role of Founder and CEO to Executive Chair of Ruppert Companies. Ruppert Companies is comprised of Ruppert Landscape, Inc., which performs commercial landscape installation and management in the Mid-Atlantic region and Texas; Ruppert Nurseries, a wholesale, large tree growing operation; and Ruppert Properties, which owns, develops and manages select commercial properties in the Washington, D.C. area. Mr. Ruppert is an active leader in numerous trade and charitable organizations including the Montgomery County Farmers Club, 2030 Group, Easter Seals Greater Washington-Baltimore Region, Food for the Poor, and The Community Foundation of Montgomery County. He formerly served as Class B Director of The Federal Reserve Bank of Richmond. A highly successful entrepreneur and philanthropist, Mr. Ruppert was inducted into the Washington Business Hall of Fame in 2021.

Class I directors with terms expiring at the 2027 annual meeting of shareholders.

Ralph F. Boyd, age 67, has been a director since 2012. He is a member of the Compensation and Nominating and Governance Committees. Mr. Boyd has served as the President and Chief Executive Officer for SOME, Inc., since 2020. SOME is a Washington D.C. based inter-faith non-profit that provides emergency and food services, health care, substance abuse treatment and counseling, remedial education and employment training, and affordable housing with supportive services for seniors, veterans, and vulnerable individuals and families in our nation’s capital. Formerly, Mr. Boyd was Sr. Resident Fellow for Leadership and Strategy at the Urban Land Institute (ULI) from 2018-2020 and was CEO of ULI Americas from 2017-2018. Prior to that Mr. Boyd was CEO of the Massachusetts Region of The American Red Cross from 2014-2017. He is a Harvard Law School graduate and previously served as Assistant Attorney General for Civil Rights under President George W. Bush. From 2005 to 2012, Mr. Boyd also served variously as Chair, President and CEO of the Freddie Mac Foundation, Inc. Among other distinctions, Mr. Boyd currently serves as a Trustee of NHP Foundation, a national nonprofit developer and owner of multi-family affordable housing with resident services. Mr. Boyd is a director of InfuSystem Holdings, Inc. (NYSE American: INFU).

Mark Michael, age 62, has been a director since 2018. He serves as the Chair of the Compensation Committee and a member of the Nominating and Governance Committee and Executive Committee. Mr. Michael is an incubation and entrepreneurship consultant. He provides strategic planning, resources for public and private financing, executive training, and optimization of organizational structures for the hospitality, food service and non-profit sectors. In 2021 and 2022 he was a fellow at the Advanced Leadership Initiative at Harvard University. Mr. Michael co-founded Occasions Caterers in 1986 and as CEO to 2020 led it to become one of the largest off-premises caterers in the US. He also founded Protocol Staffing Services, a hospitality staffing company as well as CaterXpert, an enterprise software product for the catering industry. He currently sits on the board of several non-profit organizations in Washington, DC and New York, as well as serving on numerous advisory boards in the private sector.

Robert L. Orndorff, age 68, has been a director since 1991. He serves as the Lead Independent Director, is the Chair of the Executive Committee and is a member of the Audit, Compensation, Nominating and Governance, and Risk Committees. Mr. Orndorff is the founder and President of RLO Contractors, Inc., a leading residential and commercial excavating and grading company in central Maryland established in 1976. In 2002, RLO expanded to include a products division that provides aggregate, mulch, and specialized soil mixes including locally finished compost products. Mr. Orndorff’s experience in building a highly successful business with a strong reputation for quality, teamwork, and integrity is a testament to his leadership ability that is also strongly aligned with our culture and values.

Daniel J. Schrider, age 60, has been a director since 2009. He is a member of the Risk and Executive Committees. Mr. Schrider has been part of Sandy Spring Bank for 35 years. He joined our company in 1989 as a commercial lender, he become an executive and Sandy Spring Bank’s Chief Credit Officer in 2003, and he was named President and Chief Executive Officer in 2009. Mr. Schrider holds a bachelor’s degree from the University of Maryland and an MBA from Mount St. Mary’s University. Mr. Schrider is also a graduate of the American Bankers Association Stonier Graduate School of Banking. A leader among community bankers, Mr. Schrider has served previously as a director of the American Bankers Association, chair of the Maryland Bankers Association, and chair of the Stonier Graduate School of Banking Advisory Board.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mark C. Micklem (chair), Brian J. Lemek, Pamela A. Little, Robert L. Orndorff, and Craig A. Ruppert. The Board has determined that Pamela A. Little and Mark C. Micklem are each an audit committee financial expert as defined by the SEC, each of whom is independent, as independence for audit committee members is defined in the listing standards applicable to the Company.

Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Specific dates for such filings have been established by the SEC, and we are required to report any failure to file reports in a timely manner during 2024.

Based solely on the review of the copies of forms we have received and written representations from each person, all of the executive officers and directors have complied with filing requirements applicable to them with respect to transactions during 2024, except that the Company filed one late report on Form 4 on behalf of Ronda McDowell.
Code of Ethics and Business Conduct
Our Board has adopted a Code of Ethics and Business Conduct (the Code) applicable to all directors, officers, and employees of the company. The Code may be found on our investor relations website at www.sandyspringbank.com. If we make any substantive amendments to the Code or grant any waiver from a provision of the Code that is required to be disclosed under the applicable rules of the SEC, we will disclose the nature of such amendments or waiver on our website or in a current report on Form 8-K.
Insider Trading Policies
The Board has adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. Our Insider Trading Policy may be found on our investor relations website at www.sandyspringbank.com and is filed as an exhibit to our 2024 Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes our executive compensation philosophy, the material components of our compensation program, and the factors used for determining compensation earned by the following persons who were our named executive officers, or “NEOs,” in 2024:

•Daniel J. Schrider, President and Chief Executive Officer
•Charles S. Cullum, Executive Vice President and Chief Financial Officer
•Philip J. Mantua, Former Executive Vice President and Chief Financial Officer
•Joseph J. O’Brien, Jr., Executive Vice President and Chief Banking Officer
•R. Louis Caceres, Executive Vice President and Chief Wealth Officer
•Aaron M. Kaslow, Executive Vice President, Chief Administrative Officer and General Counsel

Each of our NEOs is a member of our Executive Leadership Team, which includes other key members of our senior management.

This discussion should be read in conjunction with the compensation tables and accompanying narrative under Executive Compensation Tables below.

1. Executive Summary
Executive Compensation Philosophy
Our Compensation Committee is committed to rewarding executive management for the company’s performance achieved through planning and execution. We achieve our objectives through an executive compensation program that is aligned, balanced, and rewarding.
Aligned – Executive compensation must be aligned with our strategic objectives. In order to align compensation to achievement of corporate strategy, a significant portion of total compensation is tied to company performance, both absolute and relative.
Compensation must also be aligned with competitive organizations in order to attract and retain the talent, skills, and experience needed in executive management. The committee works with an independent compensation consultant to receive periodic analyses that benchmark compensation with market trends and practices.
Finally, compensation must align the interests of executives with those of shareholders to ensure that management will be rewarded for increasing shareholder value. To accomplish this, a significant portion of total compensation is in the form of equity.
Balanced – Executive compensation must balance a number of factors. Compensation should have a proper mix of fixed and variable elements, compensation arrangements should use multiple performance measures for balanced achievement, awards should balance short and long-term results, and compensation must always balance risk with reward so as not to encourage excessive risk-taking.
Rewarding – Executive compensation must provide the means to attract, motivate, and retain the caliber of talent and leadership needed to support the company’s long record of growth and profitability. Compensation arrangements should motivate executives to work collaboratively and creatively to generate a high-level of synergistic performance by and among the officers and employees.

2024 Compensation Highlights
Annual Incentive Payout – Annual incentive opportunities are provided to our executive officers under our Annual Incentive Plan (AIP).

$138 million adjusted pre-tax, pre-provision net revenue	85% of Target Payout	2024 AIP 86.29% of Target Payout
66.50% non-GAAP efficiency ratio	51% of Target Payout
0.03% net charge-off ratio	150% of Target Payout
2022 - 2024 PRSU Payout – Performance-based restricted stock units (PRSUs) have a three-year performance period with cliff vesting at the end of the performance period.

33rd percentile relative average return on tangible common equity (ROTCE)	66.67% of Target Payout	2022-2024 PRSUs 56.67% of Target Payout
bottom quartile relative 3-year TSR	15% downward adjustment

Compensation Tied to Performance
We tie pay to performance by structuring a significant portion of our executives’ pay as at-risk compensation (64% for CEO; 54% for other NEOs), and we align the interests of our executives with those of our shareholders by delivering a meaningful portion of our executives’ pay in the form of equity compensation (34% for CEO; 25% for other NEOs).

“Say on Pay” Results
At each annual meeting of shareholders, we ask our shareholders to vote on a non-binding resolution to approve the compensation for our named executive officers, commonly referred to as a “say on pay” vote. At our 2024 annual meeting, 96% of the shares voted were voted “for” the proposal. The Compensation Committee considered this result and, in light of the strong support for our executive compensation program, did not make any significant changes to our executive compensation program.
Compensation and Governance Practices
Our executive compensation programs have strong governance components that support the pay-for-performance philosophy of our Compensation Committee and align the executive compensation program with the long-term interests of our shareholders.

I WHAT WE DO:		I WHAT WE DON’T DO:

✓	Use an independent compensation consultant that is retained by and reports to the Compensation Committee	✗	Provide tax gross-ups to executive officers

✓	Tie a significant portion of executive compensation to performance	✗	Provide “single-trigger” vesting of equity awards upon a change in control

✓	Require a minimum performance threshold be attained before any incentive compensation is paid	✗	Provide “single-trigger” severance upon a change in control

✓	Impose maximum caps on incentive compensation	✗	Provide excessive perquisites

✓	Require reimbursement or forfeiture (“clawback”) of excess incentive compensation in the event of certain accounting restatements	✗	Permit hedging or pledging of Sandy Spring stock

✓	Require significant stock ownership by our named executive officers, including 4x base salary for our CEO and 2x base salary for our other executive officers	✗	Encourage excessive risk-taking through our compensation programs

✓	Conduct an annual risk assessment of our compensation programs	✗	Provide supplemental executive retirement plans

2. Compensation Components

Executive Compensation Program Elements
The compensation elements for 2024 included base salary, annual incentive, long-term incentive (equity) and a contribution to a deferred compensation plan as shown in the following table and described further herein. These elements did not change in 2024.

	Description/Objectives	Performance Rewarded	Form and Timing of Payment

Base Salary	Fixed base of cash compensation reflective of each executive’s role, performance, skills and contributions	Recognizes each executive’s individual performance and contribution in his/her role	Paid in cash bi-weekly

Annual Incentive (AIP)	Variable payment based on achievement of performance metrics aligned with company strategy	Measured over a one-year period: • Adjusted pre-tax, pre-provision net revenue • Non-GAAP efficiency ratio • Net charge-off ratio	Paid in cash after the end of the fiscal year

Long-term Incentive PRSUs (50%) RSUs (50%)	Performance-based restricted stock units intended to incentivize performance against metrics aligned with strategic long-term goals	Measured over a three-year period: • Relative core ROTCE • Relative total shareholder return	Paid in shares after the end of three-year performance period
	Time-based restricted stock units intended to align executives’ interests with shareholder interests and promote retention	Value realized depends on stock price performance	Paid in shares pro-rata over three-year vesting period

NQDC Plan	Variable contribution to deferred compensation plan based on annual performance rewards superior performance relative to peers	Measured over a one-year period: • Relative core ROAA	Contribution credited to deferred compensation plan after the end of the fiscal year
3. Executive Compensation Governance and Practices

Executive Compensation Process
Role of the Compensation Committee – The Compensation Committee, which consists entirely of independent directors, is responsible for establishing and approving compensation for all executive officers, including our CEO and other NEOs, and for overseeing and administering our executive compensation program, which includes establishing performance goals for our incentive compensation plans, annually approving a peer group of companies used to benchmark compensation of our executive officers, and administering our equity and retirement plans. The chair of the committee reports committee actions to the Board following each committee meeting. The committee retains the discretion to increase or decrease AIP payouts.
Role of Compensation Consultant – The Compensation Committee engages an independent executive compensation consultant to provide commentary, analysis and expertise relating to executive compensation. For 2024, the committee engaged Meridian Compensation Partners, LLC (“Meridian”) as its independent executive compensation consultant.
Representatives of Meridian attend and participate in committee meetings and executive sessions at which executive compensation matters are considered, and Meridian performs various analyses for the committee, including peer group benchmarking and analyses regarding the alignment of pay and performance.
The committee has sole authority and discretion to retain and terminate Meridian and to approve the fees, scope and other terms of Meridian’s engagement, with full funding provided by the company.
The committee annually reviews the independence of Meridian in light of SEC rules and regulations and Nasdaq Listing Rules regarding compensation consultant independence and has affirmatively concluded that Meridian is independent from the company and has no conflicts of interest relating to its engagement by the committee.
Role of Management – Our CEO supports the Compensation Committee’s process for determining executive compensation. In 2024, our CEO presented to the committee specific recommendations for all executive officers, other than himself. In making his compensation recommendations for each of the executive officers, our CEO considers individual performance, contributions toward our long-term performance, the scope of each individual’s responsibilities, and market data provided by the committee’s independent compensation consultant. Exercising its independent judgment, the committee made final decisions for 2024 compensation opportunities. Our CEO does not make recommendations with respect to his own compensation or participate in the deliberations regarding the setting of his own compensation. Decisions related to the CEO’s 2024 compensation opportunities were made independently by the committee in consultation with Meridian.
Peer Group
The Compensation Committee uses a peer group to perform assessments of executive compensation. The committee reviews compensation data from our peers along with pay survey data in establishing base salaries, target pay opportunities and the amount and mix of annual and long-term incentive awards for our executive officers. The committee uses pay data as one factor in setting pay but does not pay to a particular benchmark level.

The committee approves a group of publicly traded banks and bank holding companies each year to serve as the peer group. For 2024, the committee, with input and advice from Meridian, selected publicly traded companies with assets between approximately $7.0 to $30 billion (approximately one-half to two times the company’s assets) from the Mid-Atlantic region plus Connecticut, Massachusetts, Ohio, Virginia and West Virginia. The median asset size of the peer group was $13.8 billion, placing the company at the 51st percentile, based on assets as of June 30, 2023. Compared to our prior peer group, Eastern Bankshares, Inc. was added to position the company closer to the peer median. The 2024 peer group was comprised of the following 21 companies:

Atlantic Union Bankshares Corp. (AUB)	Fulton Financial Corporation (FULT)

Berkshire Hills Bancorp, Inc. (BHLB)	Independent Bank Corp. (INDB)

Brookline Bancorp, Inc. (BRKL)	NBT Bancorp, Inc. (NBTB)

Community Bank System, Inc. (CBU)	OceanFirst Financial Corp. (OCFC)

ConnectOne Bancorp, Inc. (CNOB)	Park National Corporation (PRK)

Dime Community Bancshares, Inc. (DCOM)	S&T Bancorp, Inc. (STBA)

Eagle Bancorp, Inc. (EGBN)	TowneBank (TOWN)

First Commonwealth Financial Corp. (FCF)	United Bankshares, Inc. (UBSI)

Eastern Bankshares, Inc. (EBC)	Wesbanco, Inc. (WSBC)

First Financial Bancorp (FFBC)	WSFS Financial Corporation (WSFS)

Flushing Financial Corporation (FFIC)

4. 2024 Compensation
Base Salary
In determining base salaries, the Compensation Committee considers the executive’s qualifications and experience, scope of responsibilities, the goals and objectives established for the executive, and the executive’s past performance. The committee seeks to pay a base salary, commensurate with the individual’s experience and performance, at market competitive levels. Mr. Schrider recommended base salaries for executive officers other than himself, and the committee determined Mr. Schrider’s salary.
The resulting salary adjustments, shown below, were effective April 9, 2024.

Name	2023 Base Salary	Amount of Increase	2024 Base Salary	Percent Increase
Daniel J. Schrider	$875,000	$25,000	$900,000	2.9%
Charles S. Cullum*			$466,000
Philip J. Mantua	$455,000	$15,000	$470,000	3.3%
Joseph J. O’Brien, Jr.	$535,000	$20,000	$555,000	3.7%
R. Louis Caceres	$460,000	$15,000	$475,000	3.3%
Aaron M. Kaslow	$470,000	$18,000	$488,000	3.8%

*Mr. Cullum was appointed to the position of Chief Financial Officer as of May 22, 2024, at which time his base salary was adjusted to reflect his new role.

2024 Target Award Opportunities
Our executive officers have a target award opportunity for annual and long-term goals, which represents the amount of award received if we achieve the performance goals set by the Compensation Committee. In determining the target award opportunity for each executive, the committee considers, among other things, the overall mix of an NEO’s total compensation and the value of awards made to other executives, as well as the value of cash incentive and equity-based compensation awarded to comparable NEOs at our peer companies. The table below summarizes the award opportunities for the NEOs at the target level of performance.

	2024 Target Award Opportunities (as a % of base salary*)
Name	Annual Incentive Award Opportunity	Long-Term Incentive Award Opportunity
Daniel J. Schrider	75%	100%
Charles S. Cullum**	55%
Philip J. Mantua	55%	65%
Joseph J. O’Brien, Jr.	70%	75%
R. Louis Caceres	60%	65%
Aaron M. Kaslow	55%	55%
*    Current year base salary is used to determine the annual incentive award opportunity. Prior year base salary is used to calculate the long-term incentive award opportunity
**    Upon Mr. Cullum’s appointment to the position of Chief Financial Officer his target AIP award was adjusted to 55% of his base salary and he received PRSUs with a grant date fair value of $100,000.
For 2024, target payout opportunities for annual cash incentives were unchanged for all NEOs, except for Mr. Cullum. Long-term incentive awards as a percentage of base salary remained unchanged from the prior year for all of the NEOs, except for Mr. Schrider, whose long-term incentive award opportunity was increased, and Mr. Cullum, who was not an executive officer prior to 2024.
For 2024, the target long-term incentive award opportunity for each NEO other than Mr. Cullum was allocated evenly among PRSUs and RSUs. PRSUs were 66% of Mr. Cullum’s 2024 equity awards.
Annual Incentive Compensation
Annual incentive opportunities are provided to our executive officers under our Annual Incentive Plan (AIP). The AIP is a short-term, cash compensation plan designed to recognize and reward participants for their success in achieving specific company goals. For 2024, the Compensation Committee selected three financial metrics under the AIP. A relative weight was assigned to each metric to prioritize importance and relative contribution. Performance metrics were selected to incentivize and reward profitability, progress towards key strategic initiatives and operational excellence.
The performance measures and respective weights for 2024 were as follows:

Corporate Goal	Weight
Adjusted pre-tax, pre-provision net revenue	45%
Non-GAAP efficiency ratio	35%
Net charge-off ratio	20%
100%
Each financial metric was assigned a “threshold” or minimum performance level, a “target” level of performance, and a maximum level at which the award opportunity was capped. Achievement of the threshold performance level earns 50% of the target opportunity, achievement of the target performance level earns the target award, and achievement at or above the maximum performance level earns 150% of the target opportunity. Actual results for any metric that falls between performance levels are interpolated to calculate a proportionate award.

Awards under the AIP are calculated as follows: base salary multiplied by target opportunity as a percentage of base salary multiplied by percentage of target opportunity achieved.

Financial Metrics for 2024 AIP	How We Calculate this Metric	Why We Use this Metric

Adjusted pre-tax, pre-provision net revenue	Net interest income plus non-interest income, less non-interest expense, where net interest income is adjusted to include tax-equivalent income, non-interest income is adjusted to exclude investment securities gains and losses and non-recurring or extraordinary items, and non-interest expense is adjusted to exclude amortization of intangible assets and non-recurring or extraordinary items. See Annex A – Non-GAAP Financial Measures for more information.	It reflects the operating performance of our core business operations.
Non-GAAP efficiency ratio	Adjusted non-interest expense divided by the sum of adjusted net interest income and adjusted non-interest income. See Annex A – Non-GAAP Financial Measures for more information.	It is a measure of operating expense control and efficiency of operations and is highly useful in comparing period-to-period operating performance of our core business operations.
Net charge-off ratio	Net charge-offs divided by average loans	It is a widely-used indicator of the performance of a bank’s loan portfolio.
The targets for adjusted pre-tax, pre-provision net revenue, the non-GAAP efficiency ratio and the net charge-off ratio were determined by reference to our 2024 financial plan and evaluation of our 2023 performance relative to our peer group.

The results for the quantitative performance components of the 2024 AIP were as follows.

85.27
Corporate Goal	Threshold Performance Level (50% of Target Funding)	Target Performance Level (100% of Target Funding)	Maximum Performance Level (150% of Target Funding)	2024 Performance	Payment Level	Weight	Weighted Payment Level
Adjusted pre-tax, pre-provision net revenue	$120,000	$145,000	$170,000	$137,633(1)	85.27%	45%	38.37%
Non-GAAP efficiency ratio	66.60%	62.60%	59.00%	66.50%(2)	51.19%	35%	17.92%
Net charge-off ratio	0.40%	0.25%	0.05%	0.03%	150.00%	20%	30.00%
							86.29%
(1)    See Annex A – Non-GAAP Financial Measures for reconciliation to net income.
(2)    See Annex A – Non-GAAP Financial Measures for reconciliation to the GAAP efficiency ratio.
In addition to the performance results for the chosen financial metrics, the AIP permits the committee to consider our performance in executing key strategic initiatives, our performance relative to our peers, our overall financial soundness (considering such matters as asset quality, capital management, liquidity and stress test results), regulatory matters, and client and employee satisfaction. The committee did not adjust the quantitative performance results for any of these factors.

In approving the calculation of adjusted PPNR and the non-GAAP efficiency ratio, the committee approved the exclusion of certain extraordinary items that were related to the merger with AUB and/or not contemplated in our 2024 financial plan.
Based on the performance described above, the committee approved the following annual incentive awards for 2024 performance.

Name	2024 AIP Award ($)
Daniel J. Schrider	582,458
Charles S. Cullum	221,161
Philip J. Mantua	223,060
Joseph J. O’Brien, Jr.	335,237
R. Louis Caceres	245,927
Aaron M. Kaslow	231,602

All annual incentive awards were paid in cash and are included in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table below.

Long-Term Incentive Compensation
Our compensation philosophy identifies equity-based compensation as an effective means of aligning the interests of our shareholders, the performance of the company, and the retention of executive management. The Compensation Committee utilized performance-based and time-based stock awards to accomplish these objectives. For 2024, the target long-term incentive award opportunity for each NEO, other than Mr. Cullum, was allocated equally among PRSUs and RSUs, as follows:

Name	Performance Restricted Stock Units (#)	Restricted Stock Units (#)
Daniel J. Schrider	19,779	19,779
Charles S. Cullum	4,155	2,352
Philip J. Mantua	6,686	6,686
Joseph J. O’Brien, Jr.	9,070	9,070
R. Louis Caceres	6,759	6,759
Aaron M. Kaslow	5,844	5,844
2024-2026 Performance Restricted Stock Units – PRSUs are designed to align pay and long-term performance. We grant PRSUs to executive officers to incentivize production of superior long-term shareholder returns through achievement of long-term financial performance. PRSUs have a three-year performance period, with cliff vesting at the end of the performance period.
For 2024, the Compensation Committee selected core return on tangible common equity (ROTCE) as the performance metric, with payouts based on our average annual core ROTCE performance over the three-year measurement period. Core ROTCE is defined as net income attributable to common shareholders, adjusted to exclude extraordinary items, divided by average tangible common equity. The committee selected core ROTCE because it is a comprehensive performance metric that is useful for comparing our profitability with that of our peers.
At the end of the three-year performance period, between 0% to 150% of the target number of PRSUs are earned based on our average ROTCE for the three-year performance period.

Average Core ROTCE	Percentage of PRSUs Vesting

11.00% or above	150%

9.00% (Target)	100%

7.00%	50%

Below 7.00%	0%
Actual performance between the 25th percentile and the 75th percentile is interpolated to calculate a proportionate award.
Payouts calculated based on core ROTCE performance are subject to a potential TSR modifier (increase or decrease) based on our TSR percentile performance relative to a peer group for the three-year performance period. Payments under the 2024 PRSUs will be adjusted as follows:

Relative TSR Performance	Increase or Decrease in Payout(1)

Top quartile (above 75th percentile)	+15%

Second quartile	None

Third quartile	None

Bottom quartile (25th percentile or below)	-15%
(1)    Subject to overall payout cap of 150% of target. There will be no upward adjustment if the company’s TSR for the three-year performance period is negative.

PRSUs will be credited with dividends paid on Sandy Spring stock during the time period when the PRSUs are outstanding, which will be reinvested in additional units, adjusted for performance and paid out in shares if and when the underlying PRSUs are earned and paid.

PRSUs are subject to downward adjustment if the Compensation Committee determines that risk was not properly considered or managed in achieving the results on which the number of shares awarded is based. The Compensation Committee, in its sole discretion, may reduce the percentage of PRSUs vesting to reflect material risk events, which may include material losses, inappropriate risks taken, compliance deficiencies, or regulatory capital falling below regulatory capital requirements.

As discussed below under “Merger-Related Compensation Actions,” the 2024 PRSUs granted to the NEOs other than Mr. Mantua were cancelled in December 2024 and reissued at target level performance as restricted stock awards.

Restricted Stock Units – We grant RSUs to align the interests of executive officers with those of our shareholders by creating an incentive to create and preserve long-term shareholder value. Through RSUs, executive officers share the risks and rewards of stock ownership. Through multi-year vesting, RSUs also serve as a retention vehicle. RSUs vest in equal installments over three years, provided that the recipient continues to be employed by the company on each vesting date. RSUs will be credited with dividends paid on Sandy Spring stock, which are subject to the same terms and conditions (including the same vesting and delivery schedule) as the underlying RSUs.

Results of 2022-2024 PRSUs – The three-year performance period for the 2022 PRSUs concluded on December 31, 2024. Payout of the award was based on relative ROTCE performance subject to a potential TSR modifier (increase or decrease) based on our TSR percentile performance relative to our peer group for the three-year performance period. For purposes of the award, ROTCE was defined as net income attributable to common shareholders, adjusted to exclude extraordinary items, divided by average tangible common equity. For the 2022-2024 performance period, our average ROTCE, as adjusted, was 11.23%. See Annex A – Non-GAAP Financial Measures for reconciliation to GAAP ROTCE. This result placed us at the 33rd percentile of the peer group and resulted in a payout at 66.67% of target. Our three-year TSR was in the bottom quartile of the peer group, which resulted in a 15% downward adjustment and a total payout of 56.67%.

The following table lists the number of shares to which our NEOs became vested at the end of the 2022-2024 performance cycle.

Name	2022 PRSUs Earned at 56.67% of Target (#)
Daniel J. Schrider	6,112
Charles S. Cullum	—
Philip J. Mantua	2,057
Joseph J. O’Brien, Jr.	2,791
R. Louis Caceres	2,057
Aaron M. Kaslow	1,366
Non-Qualified Deferred Compensation Plan
For 2024, executive officers received a performance-based supplemental retirement benefit under the NQDC Plan. Executive officers received a minimum cash contribution of 3% of base salary with the opportunity for increased contributions based on identified performance criteria.
For 2024, the Compensation Committee selected core return on average assets (core ROAA) as the performance metric. This is the same metric as used in 2023. The committee chose core ROAA because it reflects the operating performance of our core business operations. Core ROAA is calculated as core income, which excludes realized gains on the sale of securities, amortization of intangibles and nonrecurring items, as a percent of average assets.
The amount of the award is determined based on our core ROAA as a percent of peer median, as reflected in the table below. The amount of the award based on achievement between performance levels is determined by straight-line interpolation.

Core ROAA as % of Peer Median	Performance Level	CEO	Other Participating Officers
		Award as a % of Base Salary	Award as a % of Base Salary
70% or below	Threshold	3.000%	3.0%
100%	Target	9.375%	7.5%
150% or above	Maximum	20.000%	15.0%
In 2024, our core ROAA was 0.62%%. See Annex A – Non-GAAP Financial Measures for reconciliation to GAAP ROAA. We achieved less than 70% of the peer group median, yielding a contribution of 3% of base salary for each of the executive officers. Company contributions for 2024 are shown in the Nonqualified Deferred Compensation table below along with a description of the terms and conditions for balances paid under the NCDQ Plan. 2024 contributions are also included in the Summary Compensation Table below, and potential awards are further described in the Grants of Plan-Based Awards table.

5. Merger-Related Compensation Actions

In connection with certain consequences of the merger with AUB, our named executive officers and other executive officers may become entitled to payments and benefits that may be treated as “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (“Section 280G” and the “Code”, respectively). In December 2024, to mitigate the potential impact of Section 280G and Section 4999 of the Code on the Company and its executive officers, the Compensation Committee approved the acceleration into December 2024 of the payment, vesting and grant of certain equity awards and cash-based awards that otherwise would have been payable to certain executive officers, including the named executive officers, on or prior to the closing of the merger, as described further below, subject to execution by each of the executive officers of an Acceleration and Clawback Agreement. The executives of the Company impacted by the actions of the Compensation Committee included each of the named executive officers, other than Mr. Mantua. The actions of the Compensation Committee were intended to benefit the Company by preserving compensation-related corporate income tax deductions for the Company that otherwise might be disallowed through the operation of Section 280G and to mitigate or eliminate the amount of excise tax that may be payable by the impacted executives pursuant to Section 4999 of the Code in connection with Section 280G in certain circumstances.

In approving the accelerated payments, vestings and grants of awards, the Compensation Committee considered, among other things, the projected value of the compensation-related corporate income tax deductions that otherwise might be lost as a result of the effect of Section 280G and the benefits to the Company of reducing the potential tax burden on the impacted executives.

The approved accelerated payments, vestings and grants took one or more of the following forms, to the extent applicable to each impacted executive:

•the payment in December 2024 of the impacted executive’s fiscal year 2024 annual cash bonus that otherwise would be payable in 2025 with performance deemed to be 60% of target (the “Accelerated Bonus”);
•the vesting of certain restricted stock awards that otherwise would have vested and been settled in April 2025 (the “Accelerated RSAs”);

•the cancellation of certain Sandy Spring performance-vesting restricted stock units (the “Cancelled PRSUs”) held by the impacted executive that otherwise would have vested and been settled in 2026 and 2027, and the re-issuance of such Cancelled PRSUs (at target performance levels) as restricted stock awards with time-based vesting that otherwise vest on the same terms and conditions as those applicable to the Cancelled PRSUs (the “Reissued RSAs”) and that required the impacted executive to make an election under Section 83(b) of the Code with respect to such Reissued RSAs;

•the grant in December 2024 of the annual equity awards scheduled to be made to each impacted executive in March 2025 in the form of time-based restricted stock awards that will vest in equal installments beginning on April 1, 2026 (the “Accelerated 2025 RSA Awards”) and that require the impacted executive to make an election under Section 83(b) of the Code with respect to such Accelerated 2025 RSA Awards.

The Accelerated Bonus, the Accelerated RSAs, the Reissued RSAs and the Accelerated 2025 RSA Awards (collectively, the “Accelerated Amounts”), as applicable, offset the corresponding payments or amounts the impacted executive otherwise would have been entitled to receive upon the consummation of the merger or otherwise in 2025, thereby precluding duplication of payments. All Accelerated Amounts were reduced by applicable tax withholdings and are subject to the terms of the Acceleration and Clawback Agreement.

Specifically, the Compensation Committee approved for each impacted executive the following accelerated payments, vestings and grants:

•For Mr. Schrider, (a) an Accelerated Bonus in the amount of $405,000, (b) the grant of 36,222 Reissued RSAs in connection with the cancellation of 36,222 Cancelled PRSUs (including accrued dividend equivalents) and (c) the grant of 13,014 Accelerated 2025 RSA Awards.
•For Mr. Cullum, (a) an Accelerated Bonus in the amount of $153,780, (b) 758 Accelerated RSAs, (c) the grant of 4,242 Reissued RSAs in connection with the cancellation of 4,242 Cancelled PRSUs (including accrued dividend equivalents) and (d) the grant of 4,043 Accelerated 2025 RSA Awards.
•For Mr. O’Brien, (a) an Accelerated Bonus in the amount of $233,100, (b) the grant of 17,413 Reissued RSAs in connection with the cancellation of 17,413 Cancelled PRSUs (including accrued dividend equivalents) and (c) the grant of 6,019 Accelerated 2025 RSA Awards.

•For Mr. Caceres, (a) an Accelerated Bonus in the amount of $171,000, (b) the grant of 12,977 Reissued RSAs in connection with the cancellation of 12,977 Cancelled PRSUs (including accrued dividend equivalents) and (c) the grant of 4,465 Accelerated 2025 RSA Awards.

•For Mr. Kaslow, (a) an Accelerated Bonus in the amount of $161,040, (b) the grant of 11,219 Reissued RSAs in connection with the cancellation of 11,219 Cancelled PRSUs (including accrued dividend equivalents) and (c) the grant of 3,881 Accelerated 2025 RSA Awards.

In connection with the accelerated payments, vestings and grants described above, each impacted executive has signed an Acceleration and Clawback Agreement providing that the impacted executive’s accelerated payments are subject to certain repayment and true-up conditions.

Under the Acceleration and Clawback Agreement, in the event that an impacted executive’s employment with the Company terminates prior to the date on which the applicable payment or grant would have been earned and/or made but for the payment of the Accelerated Amounts, as applicable, and such termination otherwise would result in forfeiture of any portion of the Accelerated Bonus, the Accelerated RSAs, the Reissued RSAs or the non-issuance of the Accelerated 2025 RSA Awards that constitute the Accelerated Amounts, or in the event that the impacted executive would have otherwise been required to forfeit or repay any such amounts pursuant to the terms and conditions thereof, as applicable, then the impacted executive must (i) repay to the Company the applicable cash amounts underlying the Accelerated Bonus, as applicable, (ii) repay the Accelerated RSAs and the Reissued RSAs (or the cash value of such shares based on the closing share price on the termination date) or, if the impacted executive has sold the shares, the cash proceeds received by the impacted executive from the sale of the such shares, and (iii) forfeit the impacted executive’s Accelerated 2025 RSA Awards notwithstanding anything to the contrary in the award agreement that would provide for continued or accelerated vesting. If an impacted executive is required to make any such repayment, and fails to repay any such amount in a timely manner, the impacted executive will be required to reimburse the Company for any reasonable fees (including reasonable attorney’s fees) or costs it incurs in connection with seeking repayment.

6. Other Compensation Programs and Policies
Other Compensation Elements
401(k) Plan – Executive officers are eligible to participate in benefit plans available to all employees, including the Sandy Spring Bank 401(k) Plan. The 401(k) plan provides a 100% match on the first 4% of salary deferred and a 50% match on the next 2% of salary deferred, up to the maximum allowed by IRS regulations.

Life Insurance Benefits – We maintain split-dollar life insurance agreements with each of the named executive officers. Pursuant to the agreements, the executive officer’s designated beneficiary will be entitled to share in the death proceeds payable under one or more life insurance policies owned by us in the event of the executive’s death while the agreement remains in effect. The amount payable to the executive officer’s beneficiaries is the lesser of two and one-half times the executive’s base salary or the net death proceeds of the policies, which is defined as the total death proceeds minus the greater of the cash surrender value of the policies or the aggregate premiums paid by the company. The split-dollar life insurance agreements will terminate if the executive officer has a separation from service, other than as a result of the executive officer’s disability or following a change in control, prior to the executive officer’s normal retirement date or early retirement date. An executive officer’s normal retirement date is the date on which the executive officer has attained age 65 and an executive officer’s early retirement date is the date on which the executive officer has both attained age 60 and completed ten years of service. The Summary Compensation Table below includes the taxable income associated with this benefit in the column labeled All Other Compensation.

Deferred Compensation – Executive officers are eligible to participate in the NQDC Plan, which provides deferred compensation benefits for a select group of management and highly compensated employees, including the named executive officers. The NQDC Plan provides participants with the option to defer receipt of a portion of their base salary and annual cash incentives. Participant contributions will be fully vested at all times. At its sole discretion, the company may credit participant accounts with company contributions. The company determines who will receive discretionary contributions, as well as the amounts and timing of any such contributions. Distributions of participant accounts will be made following a participant’s separation of service, death, disability, unforeseeable emergency, or as of a future payment date specified by the participant. Participants’ accounts increase or decrease based on the hypothetical investment of the account balances in one or more investment funds and are credited and debited in accordance with the actual financial performance of such funds. Participants elect the investment funds in which their accounts are hypothetically invested. Contributions made during 2024 and year-end account balances can be found in the Nonqualified Deferred Compensation table.

Prior to 2022, we maintained a deferred compensation plan that provided the opportunity to defer up to 25% of base salary and up to 100% of cash bonuses for payment following the six-month anniversary of any separation from service. Prior to 2022, interest accrued on the account balance at a rate equal to 120% of the long-term Applicable Federal Rate, adjusted monthly. Beginning in 2022, participants’ accounts increase or decrease based on the hypothetical investment of the account balances in one or more investment funds and are credited and debited in accordance with the actual financial performance of such funds.

Business-Related Benefits and Perquisites – The Compensation Committee believes that perquisites should be limited in scope and have a business-related purpose. The committee periodically reviews perquisites to ensure alignment with the desired philosophy. The committee approves specific perquisites or benefits for individuals based on the needs of the position.
In 2024, perquisites for the named executive officers included supplemental long-term disability insurance, long-term care insurance, a comprehensive executive health screening, use of a company-owned vehicle, automobile allowance, and country club dues. The values of these perquisites, where applicable, are represented under “All Other Compensation” in the Summary Compensation table below.
Severance Benefits
Our Executive Severance Plan provides the named executive officers with severance benefits if their employment is terminated under certain circumstances. The Compensation Committee believes that providing for severance and change in control benefits is an important element of our executive compensation program, supports the creation of long-term shareholder value, and is necessary to attract and retain top executive talent in a competitive market. The Executive Severance Plan is intended to ensure that management can fairly consider potential change in control transactions that could result in loss of their jobs. The Executive Severance Plan does not provide for any tax indemnification or “gross-up” payments for any golden parachute excise tax payments, and all change in control benefits are subject to a “double-trigger” (i.e., a change in control plus a qualifying termination of employment).
The severance benefits payable to each named executive officer under the Executive Severance Plan are described below under “Executive Compensation Tables – Potential Payments upon Termination or Change in Control”.
Executive Compensation Policies

Stock Ownership Requirements for Executives – The Board believes that our executive officers should accumulate a meaningful equity stake in the company in order to further align their economic interests with those of shareholders. Our stock ownership guidelines require the CEO to own shares valued at four times his or her base salary, and other executive officers are required to own shares valued at two times his or her base salary. We expect new executive officers to be in compliance with these requirements within five years of being appointed to their position. Until the executive officer has achieved the required level of ownership, the executive officer is required to retain not less than 50% of the net shares received as a result of any equity awards granted under our equity incentive plans. Shares owned directly or beneficially by the executive officer or in the name of an immediate family member, restricted shares and shares issuable upon settlement of restricted stock units, other than those subject to performance measures, and shares held in our employee stock purchase plan or 401(k) plan are included in the stock ownership calculation. Stock options are not included. As of December 31, 2024, each of the named executive officers met their ownership requirement.

Clawback Policy – Under our Clawback Policy, we will recover from current and former executive officers the amount of erroneously awarded incentive-based compensation in the event that we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws. The policy applies to all incentive-based compensation received during the three fiscal years preceding the date that we are required to prepare an accounting restatement. Each executive officer has executed an acknowledgement of the Clawback Policy pursuant to which the executive agrees to take any action necessary to effectuate the forfeiture or reimbursement of erroneously awarded incentive-based compensation and consents to the withholding or offset from amounts otherwise payable as a result of the application of the policy to incentive-based compensation previously received by the executive officer. Our Clawback Policy may be found on our investor relations website at www.sandyspringbank.com.

No Hedging and No Pledging – Under our Insider Trading Policy, our directors and executive officers are prohibited from shorting company securities, entering into hedging or similar transactions that are designed to offset any decrease in the market value of company securities, borrowing against any account in which company securities are held, and pledging company securities as collateral for any loan.
Compensation Risk Assessment
We regularly undertake a systematic risk analysis of each of our incentive compensation plans that is led by our risk management department and involves participants from our human resources and legal departments. We review the plan design and governance of each plan (including plan participants, performance measures, how performance is determined, and how well the plan is aligned with company goals and objectives) to determine whether the plan creates any undesired or unintentional risk of a material nature, taking into account the mitigation factors that exist for each plan. During 2024, the Compensation Committee reviewed and discussed risk assessments and reports prepared by our risk officers and determined that our incentive compensation plans are not reasonably likely to encourage unnecessary or excessive risk or have a material adverse impact on the company.
Tax Considerations
Section 162(m) of the Internal Revenue Code of 1986, as amended, limits our ability to deduct for tax purposes compensation in excess of $1 million paid to certain executive officers. We expect that compensation paid to our named executive officers in excess of $1 million, including compensation paid to any executive who has been a named executive officer since 2017, generally will not be deductible. When designing our compensation structure, the Compensation Committee believes that it needs to consider all relevant factors in order to attract, retain, and reward top executive talent.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion, the committee recommends to the Board that the Compensation Discussion and Analysis be included in this report.
March 12, 2025
Mark C. Michael, Chair
Ralph F. Boyd
Brian J. Lemek
Christina B. O’Meara
Robert L. Orndorff
Mona Abutaleb Stephenson

EXECUTIVE COMPENSATION
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
Daniel J. Schrider Chairman, President and Chief Executive Officer	2024	854,615	—	2,577,603	609,458	—	56,404	4,098,080
	2023	875,000	—	787,501	386,488	—	41,276	2,090,265
	2022	867,308	—	850,064	724,063	—	57,422	2,498,857
Charles S. Cullum(5) EVP, Chief Financial Officer	2024	414,846	—	438,532	235,141	—	23,899	1,112,418

Philip J. Mantua(6) Former EVP, Chief Financial Officer	2024	465,385	—	295,788	237,160	—	33,901	1,032,234
	2023	455,000	—	295,788	150,560	1,384	33,163	935,895
	2022	450,385	—	286,048	311,561	—	36,299	1,084,293
Joseph J. O’Brien, Jr. EVP, Chief Banking Officer	2024	548,846	—	1,211,535	351,887	—	59,438	2,171,706
	2023	535,000	—	401,261	217,157	—	53,815	1,207,233
	2022	529,615	—	388,175	466,036	—	43,756	1,427,582
R. Louis Caceres EVP, Chief Wealth Officer	2024	470,385	—	902,163	260,177	—	54,157	1,686,882
	2023	460,000	—	299,034	163,714	—	49,626	972,374
	2022	453,846	—	286,048	343,558	—	43,798	1,127,250
Aaron M. Kaslow EVP, General Counsel and Chief Administrative Officer	2024	482,461	—	780,696	246,242	—	31,684	1,541,083
	2023	470,000	—	258,539	155,523	—	29,821	913,883

(1)    Stock Awards. The amounts reported are the aggregate grant date fair value of stock awards granted in the year shown computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. The values in this column reflect the full grant date fair value of all equity awards granted during the year, although RSUs are subject to vesting periods based on continued employment and the PRSUs granted to the named executive officers other than Mr. Mantua were subsequently cancelled. For more information about these awards and the calculation of their fair value, see Note 12 – Share Based Compensation in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. 2024 stock awards are described under “Compensation Discussion and Analysis – 2024 Compensation,” and details regarding these awards can be found in the Grants of Plan-Based Awards table. Details regarding outstanding stock awards can be found in the Outstanding Equity Awards at Fiscal Year-End table.
    For 2024, the grant date fair value of PRSUs included in this column is based on payout at target, which we have determined to be the probable level of achievement of the performance measures related to those awards. Assuming the highest level of performance would have been achieved, which would have resulted in the vesting of 150% of the PRSUs granted, the aggregate grant date fair value of the PRSUs would be: $656,278 for Mr. Schrider; $150,028 for Mr. Cullum; $221,841 for Mr. Mantua; $300,943 for Mr. O’Brien; $224,275 for Mr. Caceres; and $193,904 for Mr. Kaslow.
(2)    Non-Equity Incentive Plan Compensation. For 2024, the amounts reported are the total of cash awards under the AIP and company contribution credited to the officer’s account under the NQDC Plan, as indicated in the table below.

Name	AIP Cash Awards ($)	Company Contributions to NQDC Plan ($)	Total Non-Equity Incentive Plan Compensation ($)
Daniel J. Schrider	582,458	27,000	609,458
Charles S. Cullum	221,161	13,980	235,141
Philip J. Mantua	223,060	14,100	237,160
Joseph J. O’Brien, Jr.	335,237	16,650	351,887
R. Louis Caceres	245,927	14,250	260,177
Aaron M. Kaslow	231,602	14,640	246,242

(3)    Change in Pension Value and Nonqualified Deferred Compensation Earnings. We do not provide any above-market or preferential earnings on nonqualified deferred compensation.
(4)    All Other Compensation. Detail for the amounts of All Other Compensation is as follows:

	Dividends Paid on Restricted Stock/RSUs	401(k) Matching Contribution	Imputed Income on Life Insurance	Perquisites*	Total All Other Compensation
Name	($)	($)	($)	($)	($)
Daniel J. Schrider	16,015	17,250	6,512	16,627	56,404
Charles S. Cullum	2,769	17,250	1,246	2,634	23,899
Philip J. Mantua	5,562	17,250	8,087	3,002	33,901
Joseph J. O’Brien, Jr.	7,665	17,250	5,576	28,947	59,438
R. Louis Caceres	5,555	17,250	8,918	22,434	54,157
Aaron M. Kaslow	4,253	17,250	5,162	5,019	31,684
*     Perquisites include car allowance or personal use of company vehicle, long-term care and supplemental disability insurance premiums paid on behalf of the executive, and executive health screening.
(5)    Mr. Cullum was appointed to the position of Chief Financial Officer as of May 22, 2024.
(6)    Mr. Mantua served as Chief Financial Officer through May 21, 2024 and retired from the company as of December 31, 2024.

Grants of Plan-Based Awards
The following table sets forth information on plan-based awards made to the named executive officers in 2024.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)(3)			All Other Stock Awards: Number of shares of stock (#)	Grant Date Fair Value of Stock and Options Awards (4) ($)
Name		Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Daniel J. Schrider	RSU	3/13/2024							19,779	437,511
	PRSU	3/13/2024				9,890	19,779	29,669		437,511
	AIP		337,500	675,000	1,012,500
	NQDC Plan		27,000	84,375	180,000
	RSA	12/26/2024							13,014	450,024
	RSA	12/26/2024							15,739	544,255
	RSA	12/26/2024							20,483	708,302
Charles S. Cullum	RSU	3/13/2024							2,352	52,026
	PRSU	5/22/2024				2,078	4,155	6,233		100,011
	AIP		128,150	256,300	384,450
	NQDC Plan		13,980	34,950	69,900
	RSA	12/26/2024							4,043	139,807
	RSA	12/26/2024							4,242	146,688
Philip J. Mantua	RSU	3/13/2024							6,686	147,894
	PRSU	3/13/2024				3,343	6,686	10,029		147,894
	AIP		129,250	258,500	387,750
	NQDC Plan		14,100	35,250	70,500
Joseph J. O’Brien, Jr.	RSU	3/13/2024							9,070	200,628
	PRSU	3/15/2023				4,535	9,070	13,605		200,628
	AIP		194,250	388,500	582,750
	NQDC Plan		16,650	41,625	83,250
	RSA	12/26/2024							6,019	208,137
	RSA	12/26/2024							8,020	277,332
	RSA	12/26/2024							9,393	324,810
R. Louis Caceres	RSU	3/13/2024							6,759	149,509
	PRSU	3/13/2024				3,380	6,759	10,139		149,509
	AIP		142,500	285,000	427,500
	NQDC Plan		14,250	35,625	71,250
	RSA	12/26/2024							4,465	154,400
	RSA	12/26/2024							5,977	206,685
	RSA	12/26/2024							7,000	242,060
Aaron M. Kaslow	RSU	3/13/2024							5,844	129,269
	PRSU	3/13/2024				2,922	5,844	8,766		129,269
	AIP		134,200	268,400	402,600
	NQDC Plan		14,640	36,600	73,200
	RSA	12/26/2024							3,881	134,205
	RSA	12/26/2024							5,167	178,675
	RSA	12/26/2024							6,052	209,278
(1)    The amounts in these columns represent the threshold, target and maximum amounts of potential cash incentive payments that may be earned under the indicated plans as established by the Compensation Committee. These plans and awards are described under “Compensation Discussion and Analysis – 2024 Compensation.” The actual amounts earned by each executive are disclosed in the Summary Compensation Table.
(2)    The amounts in these columns represent the threshold, target and maximum number of shares that may be earned with respect to PRSUs granted in 2024.
(3)     The PRSUs granted to the named executive officers, other than Mr. Mantua, were subsequently cancelled in December 2024 in connection with certain merger-related compensation actions, as described above under “Compensation Discussion and Analysis — Merger-Related Compensation Actions.”

(4)    The amounts reported are the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. Refer to note (1) in the Summary Compensation Table for additional detail on the grant date fair value of awards. Details regarding outstanding stock awards can be found in the Outstanding Equity Awards at Fiscal Year-End table.

Our general practice is to make annual grants of equity awards to officers and employees at the regularly scheduled meeting of the Compensation Committee held in March. This date follows the filing of our Annual Report on Form 10-K and allows time for performance reviews for the previous year. We occasionally may grant equity awards at other times, such as for new hires, promotions, special retention circumstances, or in connection with merger and acquisition activity. We make annual grants of equity awards to directors at the meeting of the Board of Directors that follows our annual meeting of shareholders. We do not grant stock options or similar awards as part of our equity compensation programs.

It is our intent that no equity awards be timed to benefit the award recipient and that the timing of the public release of material information or of an equity award shall not be manipulated with the intent of benefiting an award recipient. It is our policy to not grant equity awards (1) in anticipation of the release of material non-public information that is likely to materially increase our stock price or (2) at any time within four business days before or one business day after filing any quarterly or annual report or filing or furnishing any Form 8-K that contains material non-public information.

Outstanding Equity Awards at Fiscal Year-End
The following table shows information regarding all unvested equity awards held by the named executive officers at December 31, 2024.

		Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Daniel J. Schrider	3/16/2022	3,014(2)	101,602	6,090(3)	205,294
	3/15/2023	9,217(4)	310,705
	3/13/2024	19,105(5)	644,030
	12/26/2024	8,680(6)	292,603
	12/26/2024	10,497(7)	353,854
	12/26/2024	10,614(8)	357,798
Charles S. Cullum	3/16/2022	198(3)	6,675
	3/15/2023	1,236(4)	41,666
	3/13/2024	2,352(5)	79,286
	12/26/2024	2,700(6)	91,017
	12/26/2024	2,833(8)	95,500
Philip J. Mantua	3/16/2022	1,014(2)	34,182	2,036(3)	68,634
	3/15/2023	3,462(4)	116,704	5,912(5)	199,294
	3/13/2024	6,458(5)	217,699	6,924(7)	233,408
Joseph J. O’Brien, Jr.	3/16/2022	1,379(2)	46,486	2,781(3)	93,748
	3/15/2023	4,703(4)	158,538
	3/13/2024	8,774(5)	295,772
	12/26/2024	4,207(6)	141,818
	12/26/2024	5,605(7)	188,945
	12/26/2024	6,565(8)	221,306
R. Louis Caceres	3/16/2022	1,014(2)	34,182	2,049(3)	69,072
	3/15/2023	3,500(4)	117,985
	3/13/2024	6,528(5)	220,059
	12/26/2024	2,978(6)	100,388
	12/26/2024	3,986(7)	134,368
	12/26/2024	4,669(8)	157,392
Aaron M. Kaslow	3/16/2022	698(2)	23,530	1,361.2134(3)	45,879
	3/15/2023	3,133(4)	105,613
	3/13/2024	5,844(5)	197,001
	12/26/2024	2,606(6)	87,848
	12/26/2024	3,469(7)	116,940
	12/26/2024	4,063(8)	136,964
(1)    Aggregate market values were computed by multiplying the closing price of $33.71 per share of company common stock on December 31, 2024, by the number of shares or units.
(2)    2022 RSUs. These shares are scheduled to vest on April 1, 2025.
(3)    2022 PRSUs. On March 12, 2025, the Compensation Committee certified the achievement of the applicable performance measures for the PRSU cycle ending on December 31, 2024, at 56.67% of the target level, at which time the shares were vested and paid. See page 15 for a description of the results of this award.
(4)    2023 RSUs. One-half of these shares is scheduled to vest on April 1, 2025, and one-half of these shares is scheduled to vest on April 1, 2026.
(5)    2024 RSUs. One-third of these shares is scheduled to vest on April 1, 2025, one-third of these shares is scheduled to vest on April 1, 2026, and one-third of these shares is scheduled to vest on April 1, 2027.

(6)    2025 Accelerated RSAs. One-third of these shares is scheduled to vest on April 1, 2026, one-third of these shares is scheduled to vest on April 1, 2027, and one-third of these shares is scheduled to vest on April 1, 2028.
(7)    RSAs Reissued for Cancelled 2023 PRSUs. These shares are scheduled to vest on December 31, 2025.
(8)    RSAs Reissued for Cancelled 2024 PRSUs. These shares are scheduled to vest on December 31, 2026.

Stock Vested in 2024
The following table provides information for each of our named executive officers regarding the vesting of stock awards during 2024. The value realized upon the vesting of stock awards is based on the market price of Sandy Spring stock on the vesting date. None of the named executive officers held or exercised any stock options in 2024.

	Stock Awards

Name	Number of Shares Acquired on Vesting(1) (#)	Value Realized Upon Vesting ($)
Daniel J. Schrider	44,436	1,212,336
Charles S. Cullum	5,375	166,676
Philip J. Mantua	8,926	196,488
Joseph J. O’Brien, Jr.	19,160	510,761
R. Louis Caceres	14,234	386,152
Aaron M. Kaslow	10,734	302,369
(1)    Includes the gross number of stock awards that vested or were settled and paid in 2024 and includes any amounts that were withheld for applicable taxes. On March 12, 2025, the Compensation Committee certified the achievement of the applicable performance measures for the PRSU cycle ending on December 31, 2024, at which time those shares were vested and paid.

Nonqualified Deferred Compensation
The following table provides information regarding executive and company contributions, 2024 earnings and year-end account balances for the named executive officers under our deferred compensation plans.

Name	Plan Name	Executive Contributions in 20241) ($)	Registrant Contributions in 2024(2) ($)	Aggregate Earnings in 2024(3) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/2024(4) ($)
Daniel J. Schrider	EIRP	n/a	n/a	79,139	—	1,295,824
	NQDC Plan	—	27,000	—	—	122,207
Charles S. Cullum	NQDC Plan	—	13,980	—	—	13,980
Philip J. Mantua	EIRP	n/a	n/a	42,124	—	851,608
	NQDC Plan	—	14,100	6,873	—	66,897
Joseph J. O’Brien, Jr.	EIRP	n/a	n/a	61,482	—	584,140
	NQDC Plan	—	16,650	7,193	—	73,406
	Deferred Compensation Plan	—	n/a	1,091	—	23,969
R. Louis Caceres	EIRP	n/a	n/a	72,523	—	776,736
	NQDC Plan	—	14,250	6,185	—	63,050
Aaron M. Kaslow	EIRP	n/a	n/a	4,291	—	120,224
	NQDC Plan	58,058	14,640	13,050	—	419,660
(1)    Participant contributions are not permitted under the EIRP.
(2)    Represents amounts earned in 2024 and credited to the executive officer’s account under the NQDC Plan in 2025, after the Compensation Committee certified the achievement of the applicable performance measure. Contributions under the NQDC Plan are described under “Compensation Discussion and Analysis – 2024 Compensation.” These amounts are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.
(3)    Each of the NQDC Plan, the EIRP and the Deferred Compensation Plan credits plan balances with the actual financial performance of investment funds in which the plan balances are hypothetically invested. Earnings on plan balances are not included in the Summary Compensation Table because they are not considered to be above-market or preferential.

(4)    The aggregate balance under the EIRP as of December 31, 2024 for each named executive officer includes the following aggregate amount of prior registrant contributions and aggregate earnings that were previously earned and reported as compensation in the Summary Compensation Table for the years 2008 through 2021 as follows: Mr. Schrider,$992,539; Mr. Mantua, $538,047; Mr. O’Brien, $449,389; Mr. Caceres, $503,935; and Mr. Kaslow, $31,500. The aggregate balance under the Deferred Compensation Plan as of December 31, 2024 for Mr. O’Brien includes $3,613 of prior earnings that were previously earned and reported as compensation in the Summary Compensation Table. The aggregate balance under the NQDC Plan as of December 31, 2024 for each named executive officer includes the following aggregate amount of prior registrant and executive contributions that were previously earned and reported as compensation in the Summary Compensation Table for the years 2022 through 2023 as follows: Mr. Schrider, $126,176; Mr. Cullum, $—; Mr. Mantua, $54,373; Mr. O’Brien, $63,933; Mr. Caceres, $54,970; and Mr. Kaslow, $106,966.
The following describes the material features of our nonqualified deferred compensation plans in which the named executive officers participate.
Non-Qualified Deferred Compensation Plan – Each of our named executive officers is eligible to participate in the Non-Qualified Deferred Compensation Plan (NQDC Plan), which provides deferred compensation benefits for a select group of management and highly compensated employees, including the named executive officers. The NQDC Plan provides participants with the option to defer receipt of a portion of their base salary and annual cash incentives. Participant contributions are fully vested at all times.
At its sole discretion, the company may credit participant accounts with company contributions. The company determines who will receive discretionary contributions, as well as the amounts and timing of any such contributions. In 2024, the company credited each of the executive officers with a deferral bonus based on achievement of a specified performance measure. The company contribution vests immediately. Performance measures and awards for 2024 are described under “Compensation Discussion and Analysis – 2024 Compensation.”
Participants’ accounts increase or decrease based on the hypothetical investment of the account balances in one or more investment funds and are credited and debited in accordance with the actual financial performance of such funds. Participants elect the investment funds in which their accounts are hypothetically invested. Distributions of participant accounts will be made following a participant’s separation of service, death, disability, unforeseeable emergency, or as of a future payment date specified by the participant.
Executive Incentive Retirement Plan – Prior to 2022, each of our named executive officers participated in the Executive Incentive Retirement Plan (EIRP), a deferred compensation plan that provides supplemental executive retirement benefits. Under the EIRP, a guaranteed minimum deferral bonus equal to 3% of a participant’s base salary was credited annually to the participant’s deferred benefit account. Each year, the Compensation Committee determined the performance measures by which a deferral bonus above the minimum may be earned. Employer contributions under the EIRP and earnings on EIRP balances vest immediately. Prior to 2022, interest accrued on the account balance at a rate equal to 120% of the long-term Applicable Federal Rate, adjusted monthly. Beginning in 2022, participants’ accounts increase or decrease based on the hypothetical investment of the account balances in one or more investment funds and are credited and debited in accordance with the actual financial performance of such funds.
Participants may generally elect to receive distribution of their vested account balance in a lump sum or in annual installments payable over up to 15 years commencing following separation from service or at a later date not beyond the first business day of the January occurring after the year in which the Participant attains age 70. A participant whose employment is terminated for just cause will forfeit his or her account balance.
Deferred Compensation Plan – Prior to 2022, we maintained a deferred compensation plan that provided the opportunity to defer up to 25% of base salary and up to 100% of cash bonuses for payment following the six-month anniversary of any separation from service. Prior to 2022, interest accrued on the account balance at a rate equal to 120% of the long-term Applicable Federal Rate, adjusted monthly. Beginning in 2022, participants’ accounts increase or decrease based on the hypothetical investment of the account balances in one or more investment funds and are credited and debited in accordance with the actual financial performance of such funds.
Potential Payments upon Termination or Change in Control
Severance Benefits
Each of the named executive officers, other than Mr. Mantua, who retired at the end of 2024, is a participant in the Sandy Spring Bancorp, Inc. Executive Severance Plan. The purpose of the Executive Severance Plan is to provide severance benefits to certain of our senior executives and key employees in the event their employment is terminated in certain circumstances, including certain terminations related to a change in control. The Executive Severance Plan is intended to secure the continued services of our executive and key employees and to ensure their continued dedication to their duties in the event of any threat or occurrence of a change in control. The Executive Severance Plan is also intended to provide a level of security to executive and key employees who are terminated without cause, notwithstanding that such termination or resignation has occurred outside of a covered period relating to a change in control.
Under the Executive Severance Plan, a participant who undergoes an involuntary termination other than for cause (as defined in the plan) or voluntary termination for good reason (as defined in the plan) during the period commencing with our initial public announcement of the agreements or other actions that are expected or intended to result in a change of control (as defined in the plan) and ending 24 months following the occurrence of such change in control will receive, subject to the participant’s execution of a general release of claims:
•a lump sum cash payment equal to the participant’s pro-rata bonus for the year in which he or she is terminated;
•a lump sum cash payment equal to the participant’s severance multiple, multiplied by the sum of (i) the greater of (x) the participant’s base salary as in effect immediately before the applicable change in control occurred or (y) the participant’s base salary as in effect on the participant’s termination date and (ii) the participant’s target bonus for the year in which the termination date occurs; and
•if the participant elects continuation coverage under COBRA, a lump sum cash payment equal to the amount obtained by multiplying (i) the monthly cost for continuation coverage under COBRA (as in effect as of the participant’s termination date) for group medical, dental and vision coverage for the participant and his or her dependents immediately before the participant’s termination date by (ii) the number of months represented by the participant’s severance multiple.
If the severance benefits under the Executive Severance Plan, along with any other payments occurring in connection with a change in control of the company, were to cause the participant to be subject to the excise tax provisions of Section 4999 of the Internal Revenue Code of 1986, then the amount of the severance benefits will either be reduced, such that the excise tax would not be applicable, or the participant will be entitled to retain his or her full severance benefits, whichever results in the better after-tax position to the participant.
Under the Executive Severance Plan, a participant who undergoes an involuntary termination other than for cause outside of a covered period relating to a change in control will receive, subject to the participant’s execution of a general release of claims:
•a lump sum cash payment equal to the participant’s pro-rata bonus for the year in which he or she is terminated;
•cash severance in an amount equal to the participant’s severance multiple, multiplied by the participant’s base salary as in effect on the participant’s termination date; and
•if the participant elects continuation coverage under COBRA, a cash payment equal to the amount obtained by multiplying (i) the monthly cost for continuation coverage under COBRA (as in effect as of the participant’s termination date) for group medical, dental and vision coverage for the participant and his or her dependents immediately before the participant’s termination date by (ii) the number of months represented by the participant’s severance multiple.
Each of the named executive officers has been designated as a participant in the Executive Severance Plan with a severance multiplier of three for termination occurring during a covered period related to a change in control and a severance multiplier of one for termination outside of a covered period. Severance benefits payable under the Executive Severance Plan will replace (and be paid in lieu of) any severance benefits that a participant otherwise is eligible to receive under any other agreements entered into between us and the participant, and no participant will be entitled to severance benefits under both the Executive Severance Plan and any other severance arrangement maintained by us.
The Executive Severance Plan also includes a non-disclosure obligation and an obligation not to solicit our employees or clients for a period of 12 months after the date of the participant’s termination of employment.

Equity Awards – Consequences of Termination of Employment

The following table shows how equity awards are treated if a named executive officer terminates employment:

Award Type	Event	Consequences
RSAs	Death	Unvested RSAs immediately vest
	Disability	Unvested RSAs immediately vest upon termination
	Involuntary termination for just cause	Unvested RSAs are forfeited
	Involuntary termination without just cause	Unvested RSAs continue to vest on original schedule, subject to execution of general release of claims
	Voluntary termination	Unvested RSAs are forfeited
	Retirement(1)	Unvested RSAs continue to vest on original schedule, subject to execution of general release of claims and covenant not to compete0
	Change in control	No impact absent termination of employment; unvested RSAs immediately terminate upon a qualifying termination within 24 months of the change in control
RSUs	Death	Unvested RSUs immediately vest
	Disability	Unvested RSUs immediately vest upon termination
	Involuntary termination for just cause	Unvested RSUs are forfeited
	Involuntary termination without just cause	Unvested RSUs continue to vest on original schedule, subject to execution of general release of claims
	Voluntary termination	Unvested RSUs are forfeited
	Retirement(1)	Unvested RSUs continue to vest on original schedule, subject to execution of general release of claims and covenant not to compete
	Change in control	No impact absent termination of employment; unvested RSUs immediately vest upon a qualifying termination within 24 months of the change in control
(1)    Retirement means any voluntary or involuntary termination (other than for death, disability or just cause) after the executive reaches age 65 or age 60 with ten years of continuous service.
Other Potential Payments
Following termination of employment, our named executive officers would receive payment of retirement benefits and nonqualified deferred compensation under the various plans in which they participate. The value of those benefits as of December 31, 2024 is set forth in the Nonqualified Deferred Compensation table. All of our named executive officers are fully vested in the benefits described in that section, and there is no increase in those benefits upon termination. Benefits under the EIRP are forfeited in the event of termination for cause.

Potential Payments upon Termination or Change in Control
Potential payments to our named executive officers pursuant to existing plans and arrangements in event of their termination or a change of control as of December 31, 2024 are shown in the table below. These amounts are estimates only. The actual amounts to be paid can only be determined at the time the executive becomes eligible for payment. Valuation of equity awards was based on the closing price of our common stock on December 31, 2024, which was $33.71 per share. In the event of termination for cause or voluntary termination, the named executive officers would receive only their salary through the date of termination.

Name		Death ($)	Disability ($)	Termination without cause ($)	Change in control and qualifying termination ($)
Daniel J. Schrider	Cash severance(1)(2)	—	—	900,000	4,725,000
	Welfare benefits(3)	—	—	383,472	1,150,416
	Split-dollar life insurance(4)	2,250,000	—	—	—
	RSAs/RSUs(5)	2,060,591	2,060,591	2,060,591	2,060,591
Charles S. Cullum	Cash severance(1)(2)	—	—	466,000	2,166,900
	Welfare benefits(3)	—	—	285,408	856,224
	Split-dollar life insurance(4)	1,165,000	—	—	—
	RSAs/RSUs(5)	314,143	314,143	314,143	314,143
Joseph J. O’Brien, Jr.	Cash severance(1)(2)	—	—	555,000	2,830,500
	Welfare benefits(3)	—	—	383,472	1,150,416
	Split-dollar life insurance(4)	1,387,500	—	—	—
	RSAs/RSUs(5)	1,052,864	1,052,864	1,052,864	1,052,864
R. Louis Caceres	Cash severance(1)(2)	—	—	475,000	2,280,000
	Welfare benefits(3)	—	—	383,472	1,150,416
	Split-dollar life insurance(4)	1,187,500	—	—	—
	RSAs/RSUs(5)	764,374	764,374	764,374	764,374
Aaron M. Kaslow	Cash severance(1)(2)	—	—	488,000	2,269,200
	Welfare benefits(3)	—	—	126,144	378,432
	Split-dollar life insurance(4)	1,220,000	—	—	—
	RSAs/RSUs(5)	667,896	667,896	667,896	667,896
(1)    Amounts are payable under the terms of the Executive Severance Plan. Amounts payable in the event of termination without cause would be paid over one year in accordance with our normal payroll practices. Amounts payable in the event of a qualifying termination following a change in control would be paid in a lump sum.
(2)    Amounts listed under “Change in control and qualifying termination” do not reflect the fact that under the Executive Severance Plan payments in connection with a change in control that would result in a golden parachute excise tax under Sections 280G and 4999 of the Internal Revenue Code may be reduced in certain circumstances so that such tax would not apply.
(3)    Amount represents health insurance benefits to be paid under the Executive Severance Plan based upon monthly premiums being paid as of December 31, 2024.
(4)    Amounts are payable to the named executive officer’s beneficiaries under split-dollar life insurance agreements that we have entered into with the named executive officers.
(5)    Amount represents the value of unvested RSAs and RSUs at December 31, 2024, that would vest upon termination of employment. In the event of termination without cause, RSAs and RSUs would continue to vest on their original vesting schedules.

CEO Pay Ratio
We are required by SEC rules to disclose the median of the annual total compensation of all employees of the company (excluding the Chief Executive Officer), the annual total compensation of the Chief Executive Officer, and the ratio of these two amounts (the “pay ratio”). The pay ratio below is a reasonable estimate based on our payroll records and the methodology described below and was calculated in a manner consistent with SEC rules. Because SEC rules for identifying the median employee and calculating the pay ratio allow companies to use variety of methodologies, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies may have different employment and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
We selected November 20, 2024, as the determination date for identifying the median employee. Year-to-date taxable wages paid from January 1, 2024, to November 20, 2024, for all employees as of the determination date, with the exception of Mr. Schrider, were arrayed from lowest to highest. Wages of newly hired permanent employees were adjusted to represent wages for the entire measurement period. This period captured all incentive payments for the tax year as well as the vesting of equity awards, as applicable. The median employee was identified, and total compensation for the median employee was calculated in the manner required for the Summary Compensation Table. Mr. Schrider’s total compensation for 2024, as disclosed in the Summary Compensation Table, was $4,098,080 and the median employee’s was $101,413, producing a ratio of 40.41 to 1.

Director Compensation

Our director compensation program is designed to attract and retain highly qualified directors and align their interests with those of our shareholders. We compensate our non-employee directors with a combination of cash and equity awards. Directors who are employees of our company do not receive additional compensation for their service as Board members.
The Compensation Committee periodically reviews our non-employee director compensation program. Any changes proposed by the Compensation Committee must be approved by the Board.
Our non-employee director compensation program currently consists of the following:

Annual restricted stock unit grant	$50,000
Annual cash retainer	$50,000
Board chair annual cash retainer (if applicable)	$55,000
Lead Independent Director annual cash retainer (if applicable)	$55,000
Additional annual cash retainer for committee chairs:
Audit Committee	$20,000
Risk Committee	$17,500
Compensation Committee	$15,000
Nominating and Governance Committee	$15,000
Additional annual cash retainer for committee members
Audit Committee	$10,000
Risk Committee	$9,000
Compensation Committee	$7,500
Nominating and Governance Committee	$7,500
All directors of our company also serve as directors of Sandy Spring Bank, for which they do not receive any additional compensation.
Restricted stock units vest on the first anniversary of the date of grant, and vesting accelerates upon the permanent departure from the Board other than removal for just cause. Dividend equivalents are paid on the award when dividends are paid on shares of our common stock.

Deferred Fee Arrangements
Directors are eligible to defer all or a portion of their fees under the Director Deferred Fee Plan. The amounts deferred accrue interest at 120% of the long-term Applicable Federal Rate, which is not considered “above market” or preferential. Except in the case of financial emergency, deferred fees and accrued interest are payable only following termination of a director’s service, at which time the director’s deferral account balance will be paid in a lump sum. Mr. Orndorff is a party to a Directors’ Fee Deferral Agreement, under which deferrals ceased in 2004, pursuant to which his beneficiary would receive a death benefit equal to the greater of the projected retirement benefit or the combined deferral account balance under the two fee deferral arrangements should his death occur while actively serving as a member of the Board.

2024 Non-Employee Director Compensation
The following table shows the compensation received during 2024 by our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Mona Abutaleb Stephenson	66,500	50,017	1,620	118,137
Ralph F. Boyd	68,750	50,017	1,620	120,387
Kenneth C. Cook	59,000	50,017	11,220	120,237
Mark E. Friis	76,500	50,017	1,620	128,137
Brian J. Lemek	67,500	50,017	1,620	119,137
Pamela A. Little	72,500	50,017	1,620	124,137
Walter C. Martz II	15,000	—	2,820	17,820
Mark C. Michael	76,250	50,017	1,620	127,887
Mark C. Micklem	77,250	50,017	1,620	128,887
Christina B. O’Meara	57,500	50,017	1,620	109,137
Robert L. Orndorff	139,000	50,017	1,620	190,637
Craig A. Ruppert	80,000	50,017	1,620	131,637
(1)    On May 22, 2024, each director serving at the time was granted 2,078 restricted stock units. The value reported represents the grant date fair value of the award computed in accordance with FASB ASC Topic 718. On December 31, 2024, each director held 2,078 restricted stock units, with the exception of Mr. Cook who held 3,036 restricted stock units, 3,426 performance-based restricted stock units at target levels, and 53,322 stock options.
(2)    Amounts in this column represent dividend equivalents paid on restricted stock units and meeting fees for attendance at advisory board meetings.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
5% Owners of Company Stock
The following table provides information about those holders known to us to be the beneficial owners of 5% or more of our outstanding shares of common stock as of December 31, 2024.

	Number of Shares	Percentage of Common Stock Outstanding

BlackRock, Inc. 50 Hudson Yards, New York, NY 10001	4,536,892(1)	10.05%

The Vanguard Group 100 Vanguard Blvd., Malvern, PA 19355	2,673,548(2)	5.96%

Dimensional Fund Advisors LP 6300 Bee Cave Road, Austin, TX 78746	2,615,522(3)	5.79%
(1)    According to the Schedule 13G/A filed by Blackrock, Inc. with the SEC on July 8, 2024, BlackRock, Inc., had sole voting power with respect to 4,338,042 shares and sole dispositive power with respect to 4,480,226 shares.
(2)    According to the Schedule 13G/A filed by The Vanguard Group with the SEC on February 13, 2024, The Vanguard Group had shared power to vote 62,635 shares, sole dispositive power with respect to 2,565,247 and shared dispositive power with regard to 108,301 shares.
(3)    According to the Schedule 13G filed by Dimensional Fund Advisors LP with the SEC on October 31, 2024, Dimensional Fund Advisors had sole voting power with respect to 2,570,102 shares and sole dispositive power with respect to 2,615,522 shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds and may be deemed to be the beneficial owner of the shares held by the Funds. However, all securities reported in the Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

Beneficial Ownership of Directors and Executive Officers
The following table sets forth information as of March 12, 2025, with respect to the shares of common stock beneficially owned by each director, by the 2024 named executive officers, and by all directors and executive officers as a group. No individual holds more than 1% of the total outstanding shares of common stock. All directors and executive officers as a group beneficially own 3.7% of our outstanding common stock.

Name	Shares Owned(1)(2)	Restricted Stock Awards(3)	Right to Acquire(4)	Total Beneficial Ownership	Additional Stock Units(5)	Total
Non-Employee Directors
Mona Abutaleb Stephenson	10,008			10,008	2,078	12,086
Ralph F. Boyd	14,595			14,595	2,078	16,673
Kenneth C. Cook	288,341		54,280	342,621	2,078	344,699
Mark E. Friis(6)	49,947			49,947	2,078	52,025
Brian J. Lemek	254,837			254,837	2,078	256,915
Pamela A. Little	32,048			32,048	2,078	34,126
Mark C. Michael	29,570			29,570	2,078	31,648
Mark C. Micklem	19,207			19,207	2,078	21,285
Christina B. O’Meara(7)	50,719			50,719	2,078	52,797
Robert L. Orndorff(8)	173,481			173,481	2,078	175,559
Craig A. Ruppert	145,444			145,444	2,078	147,522
Named Executive Officers
Daniel J. Schrider(9)	143,591	29,791	13,992	187,374	32,970	220,344
Charles S. Cullum	3,508	5,533	1,600	10,641	6,843	17,484
Joseph J. O’Brien, Jr.(10)	76,902	16,377	6,656	99,935	15,427	115,362
R. Louis Caceres	52,979	11,633	4,940	69,552	11,463	81,015
Aaron M. Kaslow(11)	27,634	10,138	4,213	41,985	10,122	52,107
All directors and executive officers as a group (22 persons)	1,483,169	111,295	102,549	1,697,013	135,496	1,832,509
(1)    Under the rules of the SEC, an individual is considered to “beneficially own” any share of common stock which he or she, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (a) voting power, which includes the power to vote, or to direct the voting of, such security; and/or (b) investment power, which includes the power to dispose, or to direct the disposition, of such security.
(2)    Only whole shares appear in the table. Fractional shares that may arise from reinvested dividends are not shown.
(3)    Includes restricted stock awards as to which the holder has voting power.
(4)    Includes shares that the named individual or group has the right to acquire through the exercise of vested stock options and shares that the named individual or group has the right to acquire through the vesting of restricted stock units within 60 days of March 12, 2025.
(5)    Includes restricted stock units and performance-based restricted stock units, reported at target levels, as to which no voting or investment power exists.
(6)    Includes 30,782 shares owned by Mr. Friis’ Living Trust for which Mr. Friis and his spouse share investing and voting power.
(7)    Includes 7,343 shares owned by Ms. O’Meara’s spouse.
(8)    Includes 161,818 shares owned by trusts for which Mr. Orndorff and his spouse, as co-trustees, share investment and voting power.
(9)    Includes 7,727 shares held through employee benefit plans.
(10)    Includes 6,360 shares held through employee benefit plans.
(11)    Includes 4,591 shares held through employee benefit plans.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons
The Board has adopted a written policy and procedures for the review, approval or ratification of transactions that could potentially be required to be reported under the SEC rules for disclosure of transactions in which related persons have a direct or indirect material interest. Related persons include our directors and executive officers and members of their immediate families. To help identify related person transactions and relationships, each director and executive officer completes a questionnaire that requires the disclosure of any transaction or relationship that the person, or any member of his or her immediate family, has or is proposed to have with the company. The policy applies to any transaction in which our company is a participant, any related party has a direct or indirect material interest, and the amount involved exceeds $120,000 but excludes any transaction that does not require disclosure under Item 404(a) of SEC Regulation S-K, including banking, trust and wealth management services provided to related parties on substantially the same terms for comparable services provided to unrelated third parties. In addition, loans to related parties are excluded from the policy but only if the loan (i) is made in the ordinary course of business, (ii) is on market terms or terms that are no more favorable than those offered to unrelated third parties, (iii) when made does not involve more than the normal risk of collectability or present other unfavorable features, (iv) would not be disclosed as nonaccrual, past due, restructured or a potential problem loan, and (v) complies with applicable law.
The Audit Committee, with assistance from our General Counsel, is responsible for reviewing and, where appropriate, approving or ratifying any related person transaction involving our company or its subsidiaries and related parties.
As required by federal regulations, extensions of credit by Sandy Spring Bank to directors and executive officers are subject to the procedural and financial requirements of Regulation O of the Board of Governors of the Federal Reserve System, which generally require advance approval of such transactions by disinterested directors. Extensions of credit to our directors or officers are subject to approval by the disinterested members of the Board per the terms of Regulation O and our policy.

Director Independence
Nasdaq Listing Rules require that a majority of our directors and each member of our Audit Committee, Compensation Committee and Nominating and Governance Committee be independent. In addition, our Corporate Governance Guidelines require that a substantial majority of our directors be independent. A director may be determined to be independent only if the Board has determined that he or she has no relationship with the company that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
The Nominating and Governance Committee advises and makes recommendations to the Board regarding director independence. After considering the committee’s recommendation, the Board affirmatively determined that all current members of the Board, other than Mr. Schrider and Mr. Cook, are independent directors and independent for purposes of the committees on which they serve in accordance with applicable Nasdaq and Securities and Exchange Commission (SEC) independence rules and requirements. The Board determined that Mr. Schrider is not independent because he is employed as our President and Chief Executive Officer and Mr. Cook is not independent because he served as an employee of the company within the past three years.
To determine the independence of the directors, the Board considered certain transactions, relationships, or arrangements between those directors, their immediate family members, or their affiliated entities, on the one hand, and the company, on the other hand. Certain directors, their respective immediate family members, and/or affiliated entities have deposit or credit relationships with, or received investment or wealth management services from, Sandy Spring Bank or one of its subsidiaries in the ordinary course of business. The Board determined that all of these transactions, relationships, or arrangements were made in the ordinary course of business, were made on terms comparable to those that could be obtained in arms’ length dealings with an unrelated third party, were not criticized or classified, non-accrual, past due, restructured or a potential problem, complied with applicable banking laws, and did not otherwise impair any director’s independence.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered for the audit of our annual financial statements by Ernst & Young LLP for the years ended December 31, 2024, and December 31, 2023, together with fees billed for other services.

	2024 ($)	2023 ($)
Audit Fees	1,832,715	1,562,000
Audit-Related Fees	—	—
Tax Services	225,267	224,874
All Other Fees	—	—
Total	2,057,982	1,786,874
“Audit Fees” consist of fees for professional services rendered for the annual audit of our consolidated financial statements, including the integrated audit of internal control over financial reporting, review of financial statements included in our quarterly reports on Form 10-Q, review services, consents and comfort letters in connection with securities offerings, and services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
“Tax Services” consist of 1099 processing fees for trust clients of Sandy Spring Bank.
“All Other Fees” consist of fees for permissible services not related to financial reporting.

Audit Committee’s Preapproval Policies and Procedures
Our Audit Committee has established a policy for pre-approving the services provided by our independent auditor in accordance with the auditor independence rules of the SEC and the PCAOB. The committee annually pre-approves a list of services that Ernst & Young LLP may provide without obtaining the committee’s engagement-specific pre-approval and sets pre-approved fee levels for such services. The pre-approved list of services consists of audit services, audit-related services, tax services, and all other services. The committee or the committee chair must specifically approve any type of service that has not been pre-approved. The committee or the committee chair must also approve any proposed service that has been pre-approved but has fees that will exceed the pre-approved level. All pre-approvals by the committee chair must be presented to the full committee at its next meeting.
All audit services, tax services and permitted non-audit services performed by Ernst & Young LLP in 2024 were pre-approved by the committee. The committee has determined that the amount and nature of non-audit services rendered by Ernst & Young LLP to the company is consistent with its independence.

Audit Committee Report
The Audit Committee of the Board of Directors is currently composed of five independent directors and operates under a written charter adopted by the Board. The Audit Committee is appointed by the Board to assist the Board in monitoring: (1) the integrity of the company’s accounting and financial statements and reporting process; (2) the qualifications, independence, and performance of the company’s independent registered public accounting firm; and (3) the qualifications and performance of the company’s internal audit department.
The committee is directly responsible for the appointment and oversight of the independent registered public accounting firm, including review of their general qualifications, specific experience in the financial sector, and compensation structure. The committee has engaged Ernst & Young LLP since 2013. The company’s management is responsible for its internal controls and financial reporting process. Ernst & Young LLP is responsible for performing an independent audit of the company’s consolidated financial statements and issuing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States and expressing an opinion on the effectiveness of the company’s internal control over financial reporting.
In 2024, the committee met 10 times, four of which were to approve quarterly earnings releases, to carry out its duties and responsibilities as set forth in the Audit Committee charter that is available on the company’s investor relations website.
In fulfilling its oversight duties, the committee:
•reviewed and discussed with management and Ernst & Young LLP the scope and effectiveness of the company’s disclosure controls and procedures;
•reviewed and discussed the company’s audited and unaudited financial statements with management and Ernst & Young LLP each quarter, prior to filing with the SEC and releasing to the public, for purposes of evaluating their accuracy and fair presentation of the company’s financial condition;
•discussed with Ernst & Young LLP the critical audit matters and the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC, including, but not limited to, the audit strategy, scope and plan for the audit work, and the significant risks and areas of audit focus;
•met with Ernst & Young LLP, with and without members of management present, to discuss the results of their evaluation of the integrity of the company’s financial reporting;
•received and reviewed the written disclosures and the letter from Ernst & Young LLP required by applicable standards of the Public Company Accounting Oversight Board;
•reviewed and discussed with Ernst & Young LLP the matter of auditor independence;
•met regularly with the company’s chief internal auditor, with and without members of management present, to review and approve the annual risk-based audit plan, to review all audit reports, to track the timely resolution of any findings, and to assess the performance of the chief internal auditor; and
•reviewed and monitored compliance with the “whistleblower” provisions of the Sarbanes-Oxley Act.
Based upon the reviews and discussions described above, the committee recommended to the company’s Board of Directors that the audited financial statements be included in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.
February 11, 2025                                 Mark C. Micklem, Chair
    Pamela A. Little
Brian J. Lemek
Robert L. Orndorff
Craig A. Ruppert

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed below are filed, or incorporated by reference into, this report.

Exhibit No.	Description	Location
31(c)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
31(d)	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer
	Date:	March 27, 2025

ANNEX A: NON-GAAP FINANCIAL MEASURES
As discussed in the Compensation Discussion and Analysis included in this report, the Compensation Committee uses non-GAAP financial measures to evaluate our performance under our incentive compensation plans. Typically, the Compensation Committee adjusts GAAP net income, or elements of net income, for non-core performance items so that participants are compensated for our core performance and not penalized or rewarded for non-core charges or unusual gains.
Non-GAAP measures used in this report consist of the following:
•    Adjusted pre-tax, pre-provision net revenue. Adjusted pre-tax, pre-provision net revenue is calculated as net interest income plus non-interest income, less non-interest expense, where net interest income is adjusted to include tax-equivalent income, non-interest income is adjusted to exclude investment securities gains and losses and other non-recurring or extraordinary items, and non-interest expense is adjusted to exclude amortization of intangible assets and other non-recurring or extraordinary items.
•    Non-GAAP efficiency ratio. The efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. The non-GAAP efficiency ratio adjusts non-interest expense to exclude amortization of intangible assets and non-recurring or extraordinary items, adjusts net interest income to include tax-equivalent income, and adjusts non-interest income to exclude gain or loss on sales of investment securities and non-recurring or extraordinary items.
•    Core return on tangible common equity and average assets. The related measures of core return on tangible common equity and core return on average assets reflect net income exclusive of amortization of intangible assets, investment securities gains and losses and other non-recurring or extraordinary items, on a net of tax basis.
These non-GAAP financial measures should not be viewed as a substitute for financial results in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures with similar names that may be presented by other companies. The following tables present reconciliations of these non-GAAP measures to the applicable amounts measured in accordance with GAAP.

ADJUSTED PRE-TAX, PRE-PROVISION NET REVENUE

(In thousands)	2024
Net interest income	$327,126
Non-interest income	79,315
Non-interest expense	(343,288)
Pre-tax, pre-provision net revenue	$63,153
Plus/(less) non-GAAP adjustments:
Tax-equivalent income	4,459
Merger, acquisition and disposal expense	4,164
Merger-related compensation expense	1,175
Contract renewal expense	1,165
Goodwill impairment loss	54,391
Amortization of intangible assets	9,126
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$137,633

NON-GAAP EFFICIENCY RATIO

(Dollars in thousands)	2024
Non-interest expense (a)	$343,288
Less non-GAAP adjustments:
Amortization of intangible assets	9,126
Merger, acquisition and disposal expense	4,164
Merger-related compensation expense	1,175
Contract renewal expense	1,165
Goodwill impairment loss	54,391
Non-interest expense – as adjusted (b)	$273,267

Net interest income plus non-interest income (c)	$406,441
Plus non-GAAP adjustment:
Tax-equivalent income	4,459
Net interest income plus non-interest income – as adjusted (d)	$410,900

Efficiency ratio (GAAP) (a ÷ c)	84.46%
Efficiency ratio (non-GAAP) (b ÷ d)	66.50%
CORE RETURN ON TANGIBLE COMMON EQUITY

(In thousands)	2024	2023	2022

Net income (a)	$19,902	$122,844	$166,299
Plus/(less) non-GAAP adjustments (net of tax1):
Merger, acquisition and disposal expense(2)	4,164	—	844
Amortization of intangible assets	7,210	4,126	4,593
Merger-related compensation expense	928	—	—
Contract renewal expense	920	—	—
Goodwill impairment loss(2)	54,391	—	—
Severance expense	—	1,532	—
Pension settlement expense	—	6,444	—
Gain on disposal of assets	—	—	(13,048)
Investment securities (gains)/losses	—	—	273
Contingent payment expense	—	28	985
Loss on FHLB redemption	—	—	—

Core earnings (non-GAAP) (b)	$87,515	$134,974	$159,946

Average total stockholders’ equity	1,597,456	$1,528,242	$1,480,198
Average goodwill	(361,653)	(363,436)	(366,244)
Average other intangible assets, net	(30,178)	(18,596)	(23,009)

Average tangible common equity (c)	1,205,625	$1,146,210	$1,090,945

Return on average tangible common equity (GAAP) (a ÷ c)	1.65%	10.72%	15.24%
Core return on average tangible common equity (non-GAAP) (b ÷ c)	7.26%	11.78%	14.66%
(1)    Net of federal tax only for comparability to peer group.
(2)    Adjustment is not tax-effected as it represents a nondeductible tax item.

CORE RETURN ON AVERAGE ASSETS

(Dollars in thousands)	2024

Net income (a)	$19,902
Plus/(less) non-GAAP adjustments:
Amortization of intangible assets (net of tax1)	7,210
Merger, acquisition and disposal expense	4,164
Merger-related compensation expense (net of tax1)	928
Contract renewal expense (net of tax1)	920
Goodwill impairment loss	54,391

Core income (non-GAAP) (b)	$87,515

Average assets (c)	$14,129,795
Return on average assets (GAAP) (a ÷ c)	0.14%
Core return on average assets (non-GAAP) (b ÷ c)	0.62%
(1)    Net of federal tax only for comparability to peer group.